Form 10-Q
period 1995-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 1995-05-12
CIK 745544

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                    2-99959
                                                                   33-29851
                                                                   33-31711
                                                                   33-41858
                                                                   33-43008
For Quarter Ended March 31, 1995           Commission File Number  33-58853




                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
             (Exact name of registrant as specified in its charter)




                Delaware                                 04-2461439
    (State or other jurisdiction of              (IRS Employer I. D. No.)
     incorporation or organization)

            One Sun Life Executive Park, Wellesley Hills, MA. 02181
                 (Address of Principal Executive Offices)  (Zip Code)

         Registrant's telephone number, including area code (617) 237-6030

                                        NONE
               Former name, former address, and former fiscal year,
                          if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1) Yes / X /    No / /
                              (2) Yes / X /    No / /

                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                                   INDEX
                                                                 Page
PART I:   Financial Information                                  Number

  Item 1: Financial Statements:*
               Balance Sheets -
                 March 31, 1995 and December 31, 1994              3

               Statements of Operations -
                 Three Months Ended
                 March 31, 1995 and March 31, 1994                 4

               Statements of Capital Stock and Surplus -
                 Three Months Ended
                 March 31, 1995 and March 31, 1994                 5

               Statements of Cash Flows -
                 Three Months Ended
                 March 31, 1995 and March 31, 1994                 6

               Notes to Unaudited Financial Statements             7,8

     Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                       9

Part II:  Other Information

     Item 4: Submission of Matters to a Vote of
             Security Holders                                     10


* The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date. All other statements are unaudited.

                        Item 1. Financial Statements

                Sun Life Assurance Company of Canada (U.S.)

                                Balance Sheets


(in 000's)
                                             (Unaudited)      (See note below)
                                               March 31,         December 31,
                                                  1995               1994
                                              ------------        ------------

Assets

Bonds                                          $ 2,436,399        $ 2,457,637
Mortgage loans                                   1,102,936          1,120,981
Investments in subsidiaries                        139,958            134,807
Real estate                                         90,703             89,487
Other invested assets                               26,646             26,036
Policy loans                                        36,826             36,584
Cash                                                 2,856              2,056
Investment income due and accrued                  104,754             86,836
Funds withheld on reinsurance assumed              583,851            535,953
Due from separate accounts                         152,227            145,099
Other assets                                        17,658             15,080
                                              ------------        ------------

General account assets                           4,694,814          4,650,554

Unitized separate account assets                 4,196,429          4,061,821
Non-unitized separate account assets             1,798,541          1,425,445
                                              ------------        ------------

                                               $10,689,784        $10,137,820
                                              ------------        ------------
                                              ------------        ------------

Liabilities

Policy reserves                                $ 1,813,361        $ 1,765,328
Annuity and other deposits                       2,247,512          2,277,104
Policy benefits in process of payment                5,972              5,796
Accrued expenses and taxes                          10,774             12,386
Other liabilities                                   48,782             50,084
Due to parent and affiliates - net                  72,237             41,881
Interest maintenance reserve                        18,628             18,140
Asset valuation reserve                             40,144             28,409
                                              ------------        ------------

General account liabilities                      4,257,410          4,199,128

Unitized separate account liabilities            4,196,404          4,057,759
Non-unitized separate account liabilities        1,798,541          1,425,445
                                              ------------        ------------

                                                10,252,355          9,682,332
                                              ------------        ------------

Capital Stock and Surplus

Capital Stock
 Par value $1,000:
 Authorized 10,000 shares, issued
  and outstanding 5,900 shares                       5,900              5,900
Surplus                                            431,529            449,589
                                              ------------        ------------

Total capital stock and surplus                    437,429            455,489
                                              ------------        ------------

                                               $10,689,784         $10,137,820
                                              ------------        ------------
                                              ------------        ------------

Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.



                      See notes to unaudited financial statements.

                Sun Life Assurance Company of Canada (U.S.)

                          Statements of Operations


(in 000's)
                                                           Three Months Ended March 31,
                                                               1995           1994
                                                           ----------        --------
Income

Premiums and annuity considerations                        $ 66,042           $ 89,272
Annuity and other deposit funds                             401,703            163,424
Net investment income                                        86,725             85,214
Amortization of interest maintenance reserve                    373              1,162
Realized losses on investments                                 (548)            (2,619)
Mortality and expense risk charges                           13,566             12,627
Other income (expense)                                       (7,878)             1,817
                                                           ----------        --------
                                                            559,983            350,897

Benefits and Expenses

Increase (decrease) in liability for annuity
  and other deposit funds                                   (29,592)            67,989
Increase in policy reserves                                  48,034             47,377
Death, surrender benefits, and annuity payments              47,567             38,162
Annuity and other deposit fund withdrawals                  183,262            124,495
Transfers to (from) non-unitized separate account           267,345             (1,298)
                                                           --------           ---------
                                                            516,616            276,724

General expenses                                              9,163              7,171
Commissions                                                  32,652             57,878
Dividends                                                     7,502              3,549
Taxes, licenses and fees                                      2,112              1,589
                                                           --------           ---------
                                                            568,045            346,911
                                                           --------           ---------

Net income (loss) from operations before
  surplus note interest and equity
  in income of subsidiaries                                  (8,061)             3,986

Surplus note interest                                        (7,788)                 0
                                                           --------           ---------

Net income (loss) from operations before
  equity in income of subsidiaries
  and federal income tax                                    (15,849)             3,986

Equity in income of subsidiaries                              8,644              6,536

Federal income tax benefit (expense)                          1,108             (7,602)
                                                           --------           ---------

Net income (loss)                                          $ (6,097)          $  2,920
                                                           --------           ---------
                                                           --------           ---------

                      See notes to unaudited financial statements.

                 Sun Life Assurance Company of Canada (U.S.)

                   Statements of Capital Stock and Surplus




(in 000's)                                     Three Months Ended March 31,
                                                   1995             1994
                                                ------------       ----------

Capital Stock                                     $  5,900           $  5,900

Paid-in Surplus                                     199,355            199,355

Surplus Notes                                       335,000            335,000

Unassigned Surplus

Balance, beginning of period                      $ (84,767)         $ (57,485)

Net income (loss)                                    (6,097)             2,920

Change in non-admitted assets                          (590)               (15)

Unrealized gain on real estate                          368                  0

Change in and transfers of
 separate account surplus                                (6)               105

Change in asset valuation reserve                   (11,735)            (9,801)
                                                  ---------           ---------
Balance, end of period                             (102,826)           (64,276)
                                                  ---------           ---------
Total surplus                                       431,529            470,079
                                                  ---------           ---------
Total capital stock and surplus                    $437,429           $475,979
                                                  ---------           ---------
                                                  ---------           ---------


                See notes to unaudited financial statements.

                  Sun Life Assurance Company of Canada (U.S.)

                          Statements of Cash Flows



(in 000's)                                                             Three Months Ended March 31,
                                                                            1995             1994
                                                                        ----------          -------

Cash flows from operating activities:

Net income (loss) from operations before surplus note
  interest and equity in income of subsidiaries                            $(15,849)       $  3,986

Adjustments to reconcile net income (loss) to net cash:

Increase (decrease) in liability for annuity and other deposit funds        (29,592)          67,989

Increase in policy reserves                                                  48,034           47,377

Increase in investment income due and accrued                               (17,917)         (10,426)

Net accrual and amortization of discount and
  premium on investments                                                        623            2,856

Realized losses on investments                                                  548            2,619

Increase in non-admitted assets                                                (590)             (15)

Change in funds withheld on reinsurance                                     (47,899)         (49,849)

Other                                                                        42,478            3,239
                                                                           ---------        --------
Net cash provided by (used in) operating activities                         (20,164)          67,775
                                                                           ---------        --------

Cash flows from investing activities:

Proceeds from sale and maturity of investments                              445,862          194,330

Purchase of investments                                                    (361,248)        (227,644)

Net change in short-term investments                                        (54,643)         (16,426)

Dividends from subsidiaries                                                     477                0
                                                                           ---------        --------

Net cash provided by (used in) investing activities                          30,448          (49,740)
                                                                           ---------        --------
Cash flows from financing activities:

Repayment of seed capital                                                     4,032                0
                                                                           ---------        --------
Net cash provided by financing activities                                     4,032                0
                                                                           ---------        --------
Increase in cash during the period                                           14,316           18,035
                                                                           ---------        --------
Cash balance, beginning of period                                           (11,460)           2,056
                                                                           ---------        --------
Cash balance, end of period                                          $        2,856   $       20,091
                                                                           ---------        --------
                                                                           ---------        --------

                      See notes to unaudited financial statements.
                                           -6-

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Notes to Unaudited Financial Statements

(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

Expenses under the agreement with the parent which provides for the parent to provide certain services amounted to approximately $5,244,000 for the three month period in 1995 and $4,410,000 for the same period in 1994.

(3) Investments in Subsidiaries

The following is combined unaudited summarized financial information of the subsidiaries as of March 31, 1995 and 1994.

                                                    1995          1994
                                                  --------      --------
                                                         (000's)

Intangible assets                                 $  12,995    $ 14,445
Other assets, net of liabilities                    126,960     118,225
                                                  ---------    --------
Total net assets                                  $ 139,955    $132,670
                                                  ---------    --------
                                                  ---------    --------
Total income                                      $ 141,649    $109,905
Total expenses                                     (131,953)    (97,520)
Income tax expense                                   (4,062)     (5,793)
                                                  ---------    --------
Net income                                        $   5,634    $  6,592
                                                  ---------    --------
                                                  ---------    --------


 In determining the equity in income of subsidiaries for the periods, the Registrant has excluded expenses of approximately $3,018,000 in 1995 and $4,666,000 in 1994, representing payables to the Registrant in lieu of federal income taxes.

                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(4) Investment Income

Net investment income consisted of:

                                                   Three Months Ended
                                                         March 31,
                                                 ----------------------
                                                   1995          1994
                                                 --------      -------
                                                        (000's)
Interest income from bonds                       $ 50,444     $ 50,851
Interest income from mortgage loans                25,883       26,420
Interest income from policy loans                     561          641
Real estate investment income                       2,240        3,063
Interest income on funds withheld                  10,036        7,066
Other                                                 963          110
                                                 --------      -------
     Gross investment income                       90,127       85,151
Investment expenses                                 3,402        2,937
                                                 --------      -------
                                                 $ 86,725     $ 85,214
                                                 --------      -------
                                                 --------      -------


                                  ITEM 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Results of Operations
Three Months Ended March 31, 1995 and 1994

Net income before equity in income of subsidiaries and federal income tax was a loss of $15,849,000 for the three months ended March 31, 1995 compared to income of $3,986,000 for the similar period in 1994. Reinsurance had the effect of decreasing net income by $4,146,000 more for the three months ended March 31, 1995 as compared to the same period in 1994. A loss was reflected in net income with respect to individual market value adjusted annuities for the three months ended March 31, 1995. The earnings on this product line remain volatile due to the interplay between the market value of the assets and the timing of changes in interest rates credited to contracts which impact the calculation of the market-value adjusted cash values and, in turn, the reserves. The change in rates of interest credited to these contracts resulted in reserve strain of approximately $5,000,000 more on the inforce block of business for the three months ended March 31, 1995 as compared to the same period in 1994. Realized losses decreased by $2,071,000 as a result of lower mortgage writedowns. General expenses increased by $2,284,000 from $8,689,000 in 1994 to $10,973,000 for the same period in 1995. Beginning in 1995, the Registrant began accruing interest on surplus notes on a quarterly basis rather than on an annual basis.

Total revenues increased by $209,086,000 from $350,897,000 for the three months ended March 31, 1994 to $559,983,000 for the same period in 1995. Reinsurance revenues decreased by $24,123,000 from $84,894,000 for the three months ended March 31, 1994 to $60,771,000 for the same period in 1995. Annuity and other deposit funds increased by $238,279,000 reflecting increased annuity sales of $312,273,000 and decreased sales of group pension deposit contracts of $73,994,000.

Benefits and expenses increased by $221,134,000 from $346,911,000 for the three months ended March 31, 1994 to $568,045,000 for the same period in 1995. Reinsurance benefits and expenses decreased by $19,976,000 from $92,267,000 for the three months ended March 31, 1994 to $72,291,000 for the same period in 1995. Annuity and other deposit fund withdrawals increased for the three months ended March 31, 1995 as compared to 1994 as a result of increased surrenders of fixed annuities for which interest rate guarantee periods have expired. Transfers to non-unitized separate account increased reflecting the increase in individual annuity sales described above. Operating expenses increased as a result of an increase in the amount allocated from the parent under the service agreement. Federal income taxes decreased reflecting the net loss from operations for the three months ended March 31, 1995 as compared to net income for the similar period in 1994.

Part II - Other Information

Item 4.   Submission of matters to a vote of Security Holders.


     (a) The annual meeting of stockholders of Registrant was held on February 2, 1995.

     (b) The following directors of Registrant were re-elected at the annual meeting.

          David D. Horn
          Richard B. Bailey        Angus A. MacNaughton
          M. Colyer Crum           John D. McNeil
          John R. Gardner          A. Keith Brodkin
          John S. Lane

     (c)  Not applicable.

                                SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Sun Life Assurance Company
                                     of Canada (U.S.)



Date       May 11, 1995                       /s/ Bonnie S. Angus
      ------------------------        ----------------------------------
                                      Bonnie S. Angus
                                      Secretary



Date       May 11, 1995                      /s/ David D. Horn
      ------------------------        ----------------------------------
                                      David D. Horn
                                      Senior Vice President and
                                      General Manager