Form 10-Q
period 1995-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 1995-08-15
CIK 745544

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                    2-99959
                                                                   33-29851
                                                                   33-31711
                                                                   33-41858
                                                                   33-43008
For Quarter Ended June 30, 1995           Commission File Number   33-58853




                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
             (Exact name of registrant as specified in its charter)




                Delaware                                 04-2461439
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

                                   INDEX
                                                                 Page
PART I:   Financial Information                                  Number

  Item 1: Financial Statements:*
               Balance Sheets -
                 June 30, 1995 and December 31, 1994              3

               Statements of Operations -
                 Three Months Ended
                 June 30, 1995 and June 30, 1994                  4

               Statements of Operations -
                 Six Months Ended
                 June 30, 1995 and June 30, 1994                  5

               Statements of Capital Stock and Surplus -
                 Six Months Ended
                 June 30, 1995 and June 30, 1994                  6

               Statements of Cash Flows -
                 Six Months Ended
                 June 30, 1995 and June 30, 1994                  7

               Notes to Unaudited Financial Statements            8

     Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                      10

Part II:  Other Information

    None


* The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date. All other statements are unaudited.

                        Item 1. Financial Statements

                Sun Life Assurance Company of Canada (U.S.)

                                Balance Sheets


(in 000's)
                                              (Unaudited)      (See note below)
                                                June 30,         December 31,
                                                  1995               1994
                                              ------------        ------------

Assets

Bonds                                          $ 2,565,722        $ 2,471,152
Mortgage loans                                   1,032,746          1,120,981
Investments in subsidiaries                        142,179            134,807
Real estate                                         90,703             89,487
Other invested assets                               27,206             26,036
Policy loans                                        37,271             36,584
Cash                                               (11,633)           (11,459)
Investment income due and accrued                  112,214             86,836
Funds withheld on reinsurance assumed              623,930            535,953
Due from separate accounts                         131,231            145,099
Other assets                                        57,853             15,080
                                              ------------        ------------

General account assets                           4,809,422          4,650,556

Unitized separate account assets                 4,591,713          4,061,821
Non-unitized separate account assets             1,986,290          1,425,445
                                              ------------        ------------

                                               $11,387,425        $10,137,822
                                              ------------        ------------
                                              ------------        ------------

Liabilities

Policy reserves                                $ 1,850,904        $ 1,765,327
Annuity and other deposits                       2,288,239          2,277,104
Policy benefits in process of payment                5,175              5,796
Accrued expenses and taxes                          20,185             12,386
Other liabilities                                   38,816             50,086
Due to parent and affiliates - net                  96,890             41,881
Interest maintenance reserve                        17,689             18,140
Asset valuation reserve                             34,013             28,409
                                              ------------        ------------

General account liabilities                      4,351,911          4,199,129

Unitized separate account liabilities            4,591,688          4,057,759
Non-unitized separate account liabilities        1,986,289          1,425,445
                                              ------------        ------------

                                                10,929,888          9,682,333
                                              ------------        ------------

Capital Stock and Surplus

Capital Stock
 Par value $1,000:
 Authorized 10,000 shares, issued
  and outstanding 5,900 shares                       5,900              5,900
Surplus                                            451,637            449,589
                                              ------------        ------------

Total capital stock and surplus                    457,537            455,489
                                              ------------        ------------

                                               $11,387,425        $10,137,822
                                              ------------        ------------
                                              ------------        ------------

Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.



                      See notes to unaudited financial statements.

                Sun Life Assurance Company of Canada (U.S.)

                          Statements of Operations


(in 000's)
                                                           Three Months Ended June 30,
                                                               1995           1994
                                                           ----------        --------
Income

Premiums and annuity considerations                        $ 63,025          $ 87,893
Annuity and other deposit funds                             311,279           197,631
Net investment income                                        85,926            80,277
Amortization of interest maintenance reserve                    191             1,173
Realized losses on investments                               (1,512)           (1,542)
Mortality and expense risk charges                           14,499            12,867
Other income                                                  7,875             5,095
                                                           ----------        --------
                                                            487,283           383,394

Benefits and Expenses

Increase (decrease) in liability for annuity
  and other deposit funds                                    40,727           (71,995)
Increase in policy reserves                                  37,543            47,140
Death, surrender benefits, and annuity payments              40,453            37,733
Annuity and other deposit fund withdrawals                  240,495           227,451
Transfers to non-unitized separate account                   66,204            80,656
                                                           --------          ---------
                                                            425,422           320,985

Operating expenses                                            9,577             7,120
Commissions                                                  25,284            53,307
Dividends                                                     5,209             2,414
Taxes, licenses and fees                                      2,851               727
                                                           --------          ---------
                                                            468,343           384,553
                                                           --------          ---------

Net income (loss) from operations before
  surplus note interest and equity
  in income of subsidiaries                                  18,940            (1,160)

Surplus note interest                                        (7,788)                0
                                                           --------          ---------

Net income (loss) from operations before
  equity in income of subsidiaries
  and federal income tax                                     11,152            (1,160)

Equity in income of subsidiaries                             12,022             8,510

Federal income tax expense                                   (8,431)           (3,128)
                                                           --------          ---------

Net income                                                 $ 14,743          $  4,222
                                                           --------          ---------
                                                           --------          ---------

                      See notes to unaudited financial statements.

                Sun Life Assurance Company of Canada (U.S.)

                          Statements of Operations


(in 000's)
                                                             Six Months Ended June 30,
                                                               1995           1994
                                                           ----------        --------
Income

Premiums and annuity considerations                        $129,067          $177,165
Annuity and other deposit funds                             718,982           361,055
Net investment income                                       172,651           165,491
Amortization of interest maintenance reserve                    564             2,335
Realized losses on investments                               (2,060)           (4,161)
Mortality and expense risk charges                           28,065            25,494
Other income (expense)                                           (3)            6,912
                                                           ----------        --------
                                                          1,047,266           734,291

Benefits and Expenses

Increase (decrease) in liability for annuity
  and other deposit funds                                    11,135            (4,006)
Increase in policy reserves                                  85,577            94,517
Death, surrender benefits, and annuity payments              88,020            75,895
Annuity and other deposit fund withdrawals                  423,758           351,946
Transfers to non-unitized separate account                  333,549            79,358
                                                           --------         ---------
                                                            942,039           597,710

Operating expenses                                           18,739            14,291
Commissions                                                  57,936           111,185
Dividends                                                    12,711             5,963
Taxes, licenses and fees                                      4,962             2,316
                                                           --------         ---------
                                                          1,036,387           731,465
                                                           --------         ---------

Net income from operations before
  surplus note interest and equity
  in income of subsidiaries                                  10,878             2,826

Surplus note interest                                       (15,575)                0
                                                           --------         ---------

Net income (loss) from operations before
  equity in income of subsidiaries
  and federal income tax                                     (4,697)            2,826

Equity in income of subsidiaries                             20,666            15,046

Federal income tax expense                                   (7,324)          (10,730)
                                                            --------        ---------

Net income                                                  $ 8,645          $  7,142
                                                            --------        ---------
                                                            --------        ---------

                      See notes to unaudited financial statements.

                 Sun Life Assurance Company of Canada (U.S.)

                   Statements of Capital Stock and Surplus




(in 000's)                                        Six Months Ended June 30,
                                                   1995             1994
                                                ------------       ----------

Capital Stock                                      $  5,900           $  5,900

Paid-in Surplus                                     199,355            199,355

Surplus Notes                                       335,000            335,000

Unassigned Surplus

Balance, beginning of period                       $(84,767)          $(57,068)

Net income                                            8,646              7,142

Change in non-admitted assets                        (1,729)               185

Unrealized gain on real estate                          737                  0

Change in and transfers of
 separate account surplus                                (1)              (314)

Change in asset valuation reserve                    (5,604)            (8,041)
                                                  ---------           ---------
Balance, end of period                              (82,718)           (58,096)
                                                  ---------           ---------
Total surplus                                       451,637            476,259
                                                  ---------           ---------
Total capital stock and surplus                    $457,537           $482,159
                                                  ---------           ---------
                                                  ---------           ---------


                See notes to unaudited financial statements.

                  Sun Life Assurance Company of Canada (U.S.)

                          Statements of Cash Flows



(in 000's)                                                               Six Months Ended June 30,
                                                                            1995             1994
                                                                        ----------          -------

Cash flows from operating activities:

Net income (loss) from operations before surplus note
  interest and equity in income of subsidiaries                           $  (4,697)       $   2,826

Adjustments to reconcile net income (loss) to net cash:

Increase (decrease) in liability for annuity and other deposit funds         11,135           (4,006)

Increase in policy reserves                                                  85,577           94,517

(Increase) decrease in investment income due and accrued                    (25,377)          13,602

Net accrual and amortization of discount and
  premium on investments                                                      1,252            4,522

Realized losses on investments                                                2,060            4,161

Change in non-admitted assets                                                (1,729)             185

Change in funds withheld on reinsurance                                     (87,977)         (91,700)

Other                                                                        32,452          (65,094)
                                                                           ---------        --------
Net cash provided by (used in) operating activities                          12,696           40,987
                                                                           ---------        --------

Cash flows from investing activities:

Proceeds from sale and maturity of investments                              944,320          524,766

Purchase of investments                                                    (878,775)        (493,810)

Net change in short-term investments                                        (89,228)          21,485

Dividends from subsidiaries                                                   6,777            9,700
                                                                           ---------        --------

Net cash provided by (used in) investing activities                         (16,906)          62,141
                                                                           ---------        --------
Cash flows from financing activities:

Repayment of seed capital                                                     4,036                0
                                                                           ---------        --------
Net cash provided by financing activities                                     4,036                0
                                                                           ---------        --------
Increase (decrease) in cash during the period                                  (174)          21,154
                                                                           ---------        --------
Cash balance, beginning of period                                           (11,459)           2,056
                                                                           ---------        --------
Cash balance, end of period                                               $ (11,633)       $  23,210
                                                                           ---------        --------
                                                                           ---------        --------

                      See notes to unaudited financial statements.
                                           -7-

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Notes to Unaudited Financial Statements

(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

Expenses under the agreement with the parent which provides for the parent to provide certain services amounted to approximately $4,791,000 and $10,035,000 for the three and six month periods in 1995 and $3,819,000 and $8,229,000 for the same periods in 1994.

(3) Investments in Subsidiaries

The following is combined unaudited summarized financial information of the subsidiaries as of June 30, 1995 and 1994 and for the six months then ended:

                                                    1995          1994
                                                  --------      --------
                                                         (000's)

Intangible assets                                 $  13,178    $ 14,001
Other assets, net of liabilities                    129,001     119,833
                                                  ---------    --------
Total net assets                                  $ 142,179    $133,834
                                                  ---------    --------
                                                  ---------    --------
Total income                                      $ 285,222    $225,392
Total expenses                                     (261,384)   (196,764)
Income tax expense                                   (9,688)    (13,437)
                                                  ---------    --------
Net income                                        $  14,150    $ 15,191
                                                  ---------    --------
                                                  ---------    --------


The following is combined unaudited summarized financial information of the subsidiaries for the three months ended June 30, 1995 and 1994:


Total income                                      $143,573     $115,487
Total expenses                                    (129,431)     (99,244)
Income tax expense                                  (5,626)      (7,644)
                                                  ---------    ---------

Net income                                        $  8,516        8,599
                                                  ---------    ---------
                                                  ---------    ---------

In determining the equity in income of subsidiaries for the periods, the Registrant has excluded expenses of approximately $6,516,000 and $3,498,000 for the six and three month periods in 1995 and $9,919,000 and $5,253,000 for the same periods in 1994 representing a reimbursement to the Registrant for filing a consolidated federal tax return. The federal income tax expense includes provision for federal income taxes currently payable of $8,204,000 and $7,825,000 for the six and three month periods in 1995 and $20,301,000 and $4,301,000 for the same periods in 1994.

                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(4) Investment Income

Net investment income consisted of:

                                                   Six Months Ended
                                                         June 30,
                                                 ----------------------
                                                   1995          1994
                                                 --------      -------
                                                        (000's)
Interest income from bonds                       $ 98,297     $100,530
Interest income from mortgage loans                50,661       53,042
Interest income from policy loans                   1,355        1,345
Real estate investment income                       5,398        4,439
Interest income on funds withheld                  20,820       13,524
Other                                               1,684          237
                                                 --------      -------
     Gross investment income                      178,215      173,117
Investment expenses                                 5,564        7,626
                                                 --------      -------
                                                 $172,651     $165,491
                                                 --------      -------
                                                 --------      -------

                                                   Three Months Ended
                                                         June 30,
                                                 ----------------------
                                                   1995          1994
                                                 --------      -------
                                                        (000's)
Interest income from bonds                       $ 47,853     $ 49,679
Interest income from mortgage loans                24,778       26,622
Interest income from policy loans                     794          704
Real estate investment income                       3,158        1,376
Interest income on funds withheld                  10,784        6,458
Other                                                 721          127
                                                 --------     --------
    Gross investment income                        88,088       84,966
Investment expenses                                 2,162        4,689
                                                 $ 85,926     $ 80,277
                                                 --------     --------
                                                 --------     --------


                                   ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994

NET INCOME

The net loss before equity in income of subsidiaries and federal income tax was $4,697,000 for the six months ending June 30, 1995 compared to net income of $2,826,000 for the similar period in 1994. Reinsurance had the effect of decreasing net income by $1,657,000 for the six months ended June 30, 1995 as compared to the same period in 1994. The individually marketed annuity products, both fixed and variable, showed increased earnings as compared to 1994. The profits are driven primarily by the increased block of inforce business. As measured by reserves, the inforce business for these products has increased by more than 25% since June 1994. In addition, 1994 earnings were lower due to higher reserve requirements on certain variable annuities which resulted from the unrealized depreciation in the market value of variable annuity assets during the period in 1994. Variable annuity assets have shown significant unrealized appreciation during 1995. Group pension earnings also increased as compared to 1994. Operating expenses increased by $4,448,000 from $14,291,000 for the six months ended June 30, 1994 to $18,739,000 for the same period in 1995 as a result of increased amounts allocated from the parent under service agreements. The increase in taxes, licenses and fees reflects higher state premium taxes and guarantee fund assessments. During 1995, the Registrant began accruing interest on surplus notes on a quarterly basis rather than on an annual basis. Accrued interest on such notes for the six months in 1995 amounted to $15,575,000. Had the Registrant accrued quarterly in 1994, the same amount would have been expensed.

REVENUES

Total revenues increased by $312,975,000 from $734,291,000 for the six months ended June 30, 1994 to $1,047,266,000 for the same period in 1995. Reinsurance had the effect of decreasing total revenues by $42,140,000 from $163,355,000 for the six months ended June 30, 1994 to $121,215,000 for the same period in 1995. This decrease reflects the assumed block of reinsured business was closed as of December 31, 1993. Annuity and other deposit funds increased by $357,927,000 reflecting increased annuity sales of $371,572,000 and decreased sales of group pension deposit contracts of $13,645,000. Included in the annuity sales are exchanges from the Registrant's separate accounts of approximately $199,568,000 for the six months ended June 30, 1995 compared to $102,071,000 for the same period in 1994. Mortality and expense risk charges increased by $2,571,000, partially as a result of market appreciation of contracts participating in the separate accounts.

                                  ITEM 2
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                                (CONTINUED)


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (CONTINUED)

BENEFITS AND EXPENSES

Total benefits and expenses increased by $304,922,000 from $731,465,000 for the six months ended June 30, 1994 to $1,036,387,000 for the same period in 1995. Reinsurance benefits and expenses decreased by $40,486,000 from $170,393,000 for the six months ended June 30, 1994 to $129,907,000 for the same period in 1995. Annuity and other deposit fund withdrawals increased for the six months ended June 30, 1995 as compared to 1994 as a result of increased surrenders of fixed annuities for which interest rate guarantee periods have expired. Included in these annuity deposit fund withdrawals are exchanges under certain annuity contracts from the fixed account to the separate accounts of $171,433,489 for the six months ended June 30, 1995 compared to $85,917,000 for the same period in 1994. Transfers to non-unitized separate account increased reflecting the individual annuity sales described above. Operating expenses, as noted above, increased due to an increased allocation from the parent. Federal income taxes decreased reflecting the net loss from operations for the six months ended June 30, 1995 as compared to net income for the similar period in 1994.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1995 AND 1994

NET INCOME

Net income before equity in income of subsidiaries and federal income tax was $11,152,000 for the three months ended June 30, 1995 compared to a net loss of $1,160,000 for the similar period in 1994. Reinsurance had the effect of increasing net income by $2,490,000 for the three months ended June 30, 1995 as compared to the same period in 1994. The individually marketed annuity products, both fixed and variable, showed increased earnings as compared to 1994. The profits are driven primarily by the increased block of inforce business. As measured by reserves, the inforce business for these products has increased by more than 25% since June 1994. In addition, 1994 earnings were lower due to higher reserve requirements on certain variable annuities which resulted from the unrealized depreciation in the market value of variable annuity assets during the period in 1994. Variable annuity assets have shown significant unrealized appreciation during 1995. Group pension earnings also increased as compared to 1994. Operating expenses increased by $2,457,000 as result of the increase in the allocation from the parent. Taxes, licenses and fees increased by $2,124,000 from $727,000 for three months ended June 30, 1994 compared to $2,851,000 for the same period in 1995, reflecting increased state premium taxes and guarantee fund assessments. Accrued interest on surplus notes amounted to $7,788,000 for the three months ended June 30, 1995. Had the Registrant accrued quarterly in 1994, the same amount would have been expensed.

                                  ITEM 2
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                                (CONTINUED)


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1995 AND 1994 (CONTINUED)

REVENUES

Total revenues increased by $103,889,000 from $383,394,000 for the three months ended June 30, 1994 to $487,283,000 for the same period in 1995. Reinsurance had the effect of decreasing revenues by $17,700,000 for the three months ended June 30, 1995 as compared to the similar period in 1994. Annuity and other deposit funds increased by $119,648,000 reflecting increased annuity sales of $59,299,000 and increased group pension deposits of $60,349,000. Mortality and expense risk charges increased by $1,632,000 from $12,867,000 for the three months ended June 30, 1994 as compared to $14,499,000 for the same period in 1995 reflecting the increase in separate account assets.

BENEFITS AND EXPENSES

Total benefits and expenses increased by $83,790,000 from $384,553,000 for the three months ended June 30, 1994 to $468,343,000 for the same period in 1995. Reinsurance had the effect of decreasing benefits and expenses by $20,194,000 for the three months ended June 30, 1995 as compared to the similar period in 1994. The increase in the liability for annuity and other deposit funds reflects the increase in annuity and other deposits discussed above. Operating expenses, as noted above, increased due to an increased allocation from the parent. Taxes, licenses and fees also increased, due primarily to increased state premium taxes. Federal income tax expense increased reflecting the net gain from operations for the three months ended June 30, 1995 as compared to 1994.

                                    -12

                                SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Sun Life Assurance Company
                                     of Canada (U.S.)



Date       August 11, 1995                       /s/ Bonnie S. Angus
      ------------------------        ----------------------------------
                                      Bonnie S. Angus
                                      Secretary



Date       August 11, 1995                      /s/ David D. Horn
      ------------------------        ----------------------------------
                                      David D. Horn
                                      Senior Vice President and
                                      General Manager