Form 10-Q
period 1995-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 1995-11-14
CIK 745544

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                      2-99959
                                                                     33-29851
                                                                     33-31711
                                                                     33-41858
For Quarter Ended September 30,1995           Commission File Number 33-43008
                                                                     33-58853



                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
           (Exact name of registrant as specified in its charter)



            Delaware                                        04-2461439
(State or other jurisdiction of incorporation        (IRS Employer I. D. No.)
  or organization)



One Sun Life Executive Park,       Wellesley Hills, MA.           02181
                  (Address of Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including area code         (617) 237-6030


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

     (1) Yes  X     No
     (2) Yes  X     No

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)



                                    INDEX

                                                                    PAGE
PART I:   FINANCIAL INFORMATION                                    NUMBER
                                                                   ------
     Item 1: Financial Statements:*

               Balance Sheets -
                 September 30, 1995 and December 31, 1994             3

               Statements of Operations -
                 Three Months Ended
                 September 30, 1995 and September 30, 1994            4

               Statements of Operations -
                 Nine Months Ended
                 September 30, 1995 and September 30, 1994            5

               Statements of Capital Stock and Surplus -
                 Nine Months Ended
                 September 30, 1995 and September 30, 1994            6

               Statements of Cash Flows -
                 Nine Months Ended
                 September 30, 1995 and September 30, 1994            7

               Notes to Unaudited Financial Statements                8

     Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                              10


PART II:  OTHER INFORMATION

          None


* The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date. All other statements are unaudited.

                         ITEM 1. FINANCIAL STATEMENTS

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                                 BALANCE SHEETS


(IN 000'S)

                                               (UNAUDITED)     (SEE NOTE BELOW)
                                              SEPTEMBER 30,      DECEMBER 31,
ASSETS                                             1995              1994
                                              -------------    ----------------
Bonds                                          $ 2,564,055        $ 2,471,152
Mortgage loans                                   1,063,792          1,120,981
Investments in subsidiaries                        145,769            134,807
Real estate                                         92,626             89,487
Other invested assets                               27,753             26,036
Policy loans                                        37,629             36,584
Cash                                                (4,090)           (11,459)
Investment income due and accrued                   64,894             86,836
Funds withheld on reinsurance assumed              678,409            535,953
Due from separate accounts                         139,546            145,099
Other assets                                        45,202             15,080
                                               -----------        -----------
General account assets                           4,855,585          4,650,556

Unitized separate account assets                 4,940,719          4,061,821
Non-unitized separate account assets             1,984,917          1,425,445
                                               -----------        -----------
                                               $11,781,221        $10,137,822
                                               -----------        -----------
                                               -----------        -----------
LIABILITIES

Policy reserves                                $ 1,884,546        $ 1,765,327
Annuity and other deposits                       2,318,455          2,277,104
Policy benefits in process of payment                4,878              5,796
Accrued expenses and taxes                          34,517             12,386
Other liabilities                                   65,518             50,086
Due to parent and affiliates - net                  13,180             41,881
Interest maintenance reserve                        19,588             18,140
Asset valuation reserve                             36,399             28,409
                                               -----------        -----------
General account liabilities                      4,377,081          4,199,129
                                               -----------        -----------

Unitized separate account liabilities            4,940,694          4,057,759
Non-unitized separate account liabilities        1,984,917          1,425,445
                                               -----------        -----------

                                                11,302,692          9,682,333
                                               -----------        -----------
Capital Stock and Surplus

Capital Stock
 Par value $1,000:
 Authorized 10,000 shares, issued
  and outstanding 5,900 shares                       5,900              5,900
Surplus                                            472,629            449,589
                                               -----------        -----------
Total capital stock and surplus                    478,529            455,489
                                               -----------        -----------
                                               $11,781,221        $10,137,822
                                               -----------        -----------
                                               -----------        -----------


NOTE: THE BALANCE SHEET AT DECEMBER 31, 1994 HAS BEEN TAKEN FROM THE
      AUDITED FINANCIAL STATEMENTS AT THAT DATE.

                  SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                            STATEMENTS OF OPERATIONS

(IN 000'S)

                                                       THREE MONTHS ENDED SEPTEMBER 30,
INCOME                                                     1995                1994
                                                       --------------     -------------

Premiums and annuity considerations                      $ 70,663            $  60,254
Annuity and other deposit funds                           103,761              179,390
Exchanges from separate accounts - net                       (852)              24,659
Net investment income                                      96,878               85,653
Amortization of interest maintenance reserve                 (125)               1,086
Realized losses on investments                               (361)              (2,506)
Mortality and expense risk charges                         15,981               13,498
Other income                                                7,608               26,695
                                                         --------             --------
                                                          293,553              388,729
                                                         --------             --------

BENEFITS AND EXPENSES

Increase (decrease) in liability for annuity
  and other deposit funds                                  30,216              (14,878)
Increase in policy reserves                                33,641               58,725
Death, surrender benefits, and annuity payments            51,526               40,239
Annuity and other deposit fund withdrawals                111,556              118,309
Transfers to non-unitized separate account                  3,655              128,559
                                                         --------             --------
                                                          230,594              330,954

Operating expenses                                          8,617                8,109
Commissions                                                24,759                2,689
Dividends                                                   3,887                3,776
Taxes, licenses and fees                                     (425)               1,567
                                                         --------             --------
                                                          267,432              347,095
                                                         --------             --------
NET INCOME FROM OPERATIONS BEFORE
  SURPLUS NOTE INTEREST AND EQUITY
  IN INCOME OF SUBSIDIARIES                                26,121               41,634

Surplus note interest                                      (7,788)                   0
                                                         --------             --------

NET INCOME FROM OPERATIONS BEFORE
  EQUITY IN INCOME OF SUBSIDIARIES
  AND FEDERAL INCOME TAX                                   18,333               41,634

Equity in income of subsidiaries                           19,593               28,798

Federal income tax expense                                (14,201)             (31,081)
                                                         --------             --------
NET INCOME                                               $ 23,725             $ 39,351
                                                         --------             --------
                                                         --------             --------




                SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                            STATEMENTS OF OPERATIONS

(IN 000'S)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
INCOME                                                      1995              1994
                                                         --------------   -------------

Premiums and annuity considerations                       $  199,730     $  237,419
Annuity and other deposit funds                              622,587        445,918
Exchanges from separate accounts - net                        27,870         33,267
Net investment income                                        269,529        251,145
Amortization of interest maintenance reserve                     439          3,420
Realized losses on investments                                (2,421)        (6,667)
Mortality and expense risk charges                            44,046         38,992
Other income                                                   7,605         33,607
                                                          ----------     ----------
                                                           1,169,385      1,037,101
                                                          ----------     ----------

BENEFITS AND EXPENSES

Increase (decrease) in liability for annuity
  and other deposit funds                                     41,351        (18,884)
Increase in policy reserves                                  119,218        153,242
Death, surrender benefits, and annuity payments              139,547        116,134
Annuity and other deposit fund withdrawals                   363,881        384,338
Transfers to non-unitized separate account                   337,203        207,917
                                                          ----------     ----------
                                                           1,001,200        842,747

Operating expenses                                            27,356         22,400
Commissions                                                   82,694        113,873
Dividends                                                     16,598          9,739
Taxes, licenses and fees                                       4,537          3,883
                                                          ----------     ----------
                                                           1,132,385        992,642
                                                          ----------     ----------

NET INCOME FROM OPERATIONS BEFORE
  SURPLUS NOTE INTEREST AND EQUITY
  IN INCOME OF SUBSIDIARIES                                   37,000         44,459

Surplus note interest                                        (23,363)             0
                                                          ----------     ----------

NET INCOME FROM OPERATIONS BEFORE
  EQUITY IN INCOME OF SUBSIDIARIES
  AND FEDERAL INCOME TAX                                      13,637         44,459

Equity in income of subsidiaries                              40,259         43,844

Federal income tax expense                                   (21,525)       (41,811)
                                                          ----------     ----------
NET INCOME                                                $   32,371     $   46,492
                                                          ----------     ----------
                                                          ----------     ----------



              SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                 STATEMENTS OF CAPITAL STOCK AND SURPLUS


(IN 000'S)


                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                   1995             1994
                                               ----------------    -----------
CAPITAL STOCK                                      $  5,900           $  5,900

PAID-IN SURPLUS                                     199,355            199,355

SURPLUS NOTES                                       335,000            335,000

UNASSIGNED SURPLUS

Balance, beginning of period                      $ (84,767)          $(57,068)

Net income                                           32,371             46,494

Change in non-admitted assets                        (2,435)              (457)

Unrealized gain on real estate                        1,096                  0

Change in and transfers of
 separate account surplus                                (1)              (183)

Change in asset valuation reserve                    (7,990)            (7,520)
                                                   --------           --------

Balance, end of period                              (61,726)           (18,734)
                                                   --------           --------

Total surplus                                       472,629            515,621
                                                   --------           --------

TOTAL CAPITAL STOCK AND SURPLUS                    $478,529           $521,521
                                                   --------           --------
                                                   --------           --------


              SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

             SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                       STATEMENTS OF CASH FLOWS


(IN 000'S)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1995             1994
                                                             -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from operations before equity
  in income of subsidiaries                                     $   13,637       $   44,461

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH:

Increase (decrease) in liability for annuity and
   other deposit funds                                              41,351          (18,884)

Increase in policy reserves                                        119,218          153,242

Decrease in investment income due and accrued                          590            4,186

Net accrual and amortization of discount and
  premium on investments                                             1,821            6,305

Realized losses on investments                                       2,421            6,667

Change in non-admitted assets                                       (2,435)            (457)

Change in funds withheld on reinsurance                           (121,103)        (132,328)

Other                                                              (12,628)        (102,115)
                                                               -----------         --------

Net cash provided by (used in) operating activities                 42,873          (38,922)
                                                               -----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale and maturity of investments                   1,295,015          967,323

Purchase of investments                                         (1,288,636)        (922,396)

Net change in short-term investments                               (58,997)         (19,720)

Dividends from subsidiaries                                         13,077           17,400
                                                               -----------         --------

Net cash provided by (used in) investing activities                (39,540)          42,607
                                                               -----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of seed capital                                            4,036                0
                                                               -----------         --------

Net cash provided by financing activities                            4,036                0
                                                               -----------         --------

Increase in cash during the period                                   7,369            3,685

Cash balance, beginning of period                                  (11,459)           2,056
                                                               -----------         --------
Cash balance, end of period                                    $    (4,090)        $  5,741
                                                               -----------         --------
                                                               -----------         --------


             SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

            SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) GENERAL

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) MANAGEMENT AND SERVICE CONTRACTS

Expenses under the agreement with the parent which enables the parent to provide certain services amounted to approximately $3,673,000 and $13,708,000 for the three and nine month periods in 1995 and $5,922,000 and $14,151,000 for the same periods in 1994.

(3) INVESTMENTS IN SUBSIDIARIES

The following is combined unaudited summarized financial information of the subsidiaries as of September 30, 1995 and 1994 and for the nine months then ended:

                                                 1995             1994
                                                 ----             ----
                                                         (000's)
                                                         -------


Intangible assets                               $12,676         $13,976

Other assets, net of liabilities                133,093         124,671
                                               --------        --------

Total net assets                               $145,769        $138,647
                                               --------        --------
                                               --------        --------

Total income                                   $426,027        $346,693

Total expenses                                 (381,082)       (298,182)

Income tax expense                              (20,905)        (21,189)
                                               --------        --------

Net income                                      $24,040         $27,322
                                               --------        --------
                                               --------        --------


The following is combined unaudited summarized financial information of the subsidiaries for the three months ended September 30, 1995 and 1994:

Total income                                   $140,805         $121,301

Total expenses                                (119,698)        (101,418)

Income tax expense                             (11,217)          (7,752)
                                              --------         --------
Net income                                      $9,890          $12,131
                                               --------        --------
                                               --------        --------

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

In determining the equity in income of subsidiaries for the periods, the Registrant has excluded expenses of approximately $16,219,000 and $9,703,000 for the nine and three month periods in 1995 and $16,638,000 and $6,719,000 for the same periods in 1994 representing payables to the Registrant in lieu of federal income taxes. The federal income tax expense includes provision for federal income taxes currently payable of $22,000,000 and $13,796,000 for the nine and three month periods in 1995 and $39,000,000 and $18,699,000 for the same periods in 1994.

(4) INVESTMENT INCOME

Net investment income consisted of:

                                                  NINE MONTHS ENDED

                                                     SEPTEMBER 30,
                                                     -------------
                                                  1995          1994
                                                  ----          ----
                                                       (000's)
                                                       -------


Interest income from bonds                     $150,962        $150,388

Interest income from mortgage loans              74,888          80,212

Interest income from policy loans                 2,026           2,008

Real estate investment income                     9,150           6,658

Interest income on funds withheld                41,267          21,759

Other                                             1,723               6
                                               --------        --------

               Gross investment income         $280,016        $261,031

Investment expenses                              10,487           9,886

                                               $269,529        $251,145
                                               --------        --------
                                               --------        --------




                                                  THREE MONTHS ENDED


                                                     SEPTEMBER 30,
                                                     -------------
                                                  1995          1994
                                                  ----          ----
                                                       (000's)
                                                       -------

Interest income from bonds                      $52,665         $49,859

Interest income from mortgage loans              24,227          27,170

Interest income from policy loans                   671             663

Real estate investment income                     3,752           2,219

Interest income on funds withheld                20,447           8,235

Other                                                39            (231)
                                               --------        --------

               Gross investment income         $101,801         $87,915

Investment expenses                               4,923           2,261

                                                $96,878         $85,654
                                               --------        --------
                                               --------        --------

                                   ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

NET INCOME

Net income before equity in income of subsidiaries and federal income tax was $13,637,000 for the nine months ending September 30,1995, compared to $44,459,000 for the similar period in 1994, a net decrease of approximately $31,000,000. Reinsurance had the effect of increasing net income by approximately $8,000,000 for the nine months ended September 30, 1995 as compared to the same period in 1994. The reinsurance results are improved because the new business surplus strain has declined. The individually marketed fixed annuity product showed decreased earnings of approximately $17,000,000 as compared to 1994. This decrease was primarily driven by NAIC policyholder reserve strengthening. Group pension earnings increased by approximately $4,000,000 compared to the similar period in 1994 reflecting increased investment income caused by growth in the asset base. Operating expenses increased by approximately $5,000,000 from $22,000,000 in 1994 to $27,000,000 in 1995 as a result of an increase in staffing and an increase in the amounts allocated from the parent including corporate chargebacks. During 1995, the Registrant began accruing interest on surplus notes on a quarterly basis rather than on an annual basis. Accrued interest on such notes for the nine months ending September 30, 1995 amounted to  $23,363,000 in additional expense during this period. Had the Registrant accrued quarterly in 1994, the same amount would have been expensed and the net income before subsidiaries and taxes would have only reflected a $7,000,000 change in earnings.

REVENUES

Total revenues increased by $132,284,000 from $1,037,101,000 for the nine months ended September 30, 1994, to $1,169,385,000 for the same period in 1995. Reinsurance had the effect of decreasing total revenues by $7,920,000 from $199,766,000 for the nine months ended September 30, 1994 to $191,846,000 for the same period in 1995. This decrease reflects the assumed block of reinsured business being closed as of December 31, 1993. Annuity and other deposits increased by $176,669,000 reflecting increased sales of individually marketed annuities. Group pension premiums decreased by $22,376,000 reflecting a decrease in new lottery business. Mortality and expense risk charges increased by $5,054,000 reflecting the increase in the market value of the separate accounts.

BENEFITS AND EXPENSES

Benefits and expenses increased by $139,743,000 from $992,642,000 for the nine months ended September 30, 1994 to $1,132,385,000 for the same period in 1995. Reinsurance benefits and expenses decreased by $15,885,000 from $200,699,000 for the nine months ended September 30, 1994 to $184,814,000 for the same period in 1995. Annuity and other deposit fund withdrawals decreased for the nine months ended September 30, 1995 as compared to 1994 reflecting fewer surrenders of fixed annuities for which interest rate guarantee periods have expired. Transfers to the non-unitized separate account increased by $129,286,000 from $207,917,000 for the nine months ended September 30, 1994 to $337,203,000 for the same period in 1995 reflecting the increase in individual annuity sales described above. Operating expenses, as noted above, increased due to additional staffing and parent allocations. Federal income taxes decreased reflecting the decrease in net income from operations before equity income of subsidiaries and federal taxes.

                                   ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

NET INCOME

Net income before equity in income of subsidiaries and federal income taxes was $18,333,000 for the three months ended September 30, 1995 compared to $41,634,000 for the same period in 1994. Reinsurance had the effect of increasing net income by approximately $9,000,000 for the three months ended September 30, 1995 as compared to the same period in 1994. The individually marketed annuity products showed decreased earnings of approximately $22,000,000 as a result of NAIC policyholder reserve strengthening. Group pension three month earnings decreased by approximately $2,000,000, but improved in its year to date results. Accrued interest on surplus notes amounted to approximately $8,000,000 for the three months ended September 30, 1995. Had the Registrant accrued quarterly in 1994, the same amount would have been expensed.

REVENUES

Total revenue decreased by $95,176,000 from $388,729,000 for the three months ended September 30, 1994 to $293,553,000 for the same period in 1995. Reinsurance had the effect of increasing revenues by $34,220,000 for the three months ended September 30, 1995 as compared to the similar period in 1994. Group pension lottery premiums decreased by approximately $19,000,000 for the three months ended September 30, 1995 as compared to the similar periods in 1994 while annuitizations of the individually marketed contracts increased by approximately $7,000,000. Annuity and other deposit funds decreased by $75,629,000 from $179,390,000 for the three months ended September 30, 1994 to $103,761,000 for the same period in 1995. Sales of individually marketed fixed annuities decreased by $91,236,000 from $131,415,000 for the three months ended September 30, 1994 to $40,179,000 for the same period in 1995. Sales of group pension guaranteed interest contracts increased by $15,647,000 from $43,794,000 in 1994 to $59,441,000 in 1995.
Exchanges from separate accounts decreased by approximately $26,000,000 as a result of an increase in funds transferred to the variable accounts. Mortality and expense risk fees increased by $2,483,000 reflecting the increase in separate account assets. Other income decreased by $19,087,000 from $26,695,000 for the three months ended September 30, 1994 to $7,608,000 reflecting a decrease in the surplus transfer from the separate accounts.

BENEFITS AND EXPENSES

Benefits and expenses decreased by $79,663,000 from $347,095,000 for the three months ended September 30, 1994 to $267,432,000 for the same period in 1995. Reinsurance had the effect of increasing benefits and expenses by $24,601,000 for the three months ended September 30, 1995 as compared to the similar period in 1994. Benefits and expenses were impacted by a decrease in the runoff of a maturing block of business, which resulted in the net change in the liability for annuity and deposit funds and reserves increasing by approximately $20,000,000. Annuity and other deposit fund withdrawals decreased by approximately $7,000,000 reflecting fewer surrenders of fixed annuities. Transfers to the non-unitized separate account decreased by $124,904,000 from $128,559,000 for the three months ended September 30, 1994 to $3,655,000 for the same period in 1995 reflecting the decrease in sales of individual marketed annuities. Federal income tax expense decreased reflecting the decrease in net income from operations.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Sun Life Assurance Company
                                               of Canada (U.S.)






Date   November 14, 1995                          /s/Bonnie S. Angus
                                               ------------------------
                                               Bonnie S. Angus
                                               Secretary



Date   November 14, 1995                           /s/Robert P. Vrolyk
                                               ------------------------
                                               Robert P. Vrolyk
                                               Vice President and
                                               Actuary