Form 10-K
period 1995-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 1996-03-28
CIK 745544

                                 FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended DECEMBER 31, 1995

Commission file numbers
                2-99959, 33-29851, 33-31711, 33-41858, 33-43008 and 33-58853
                ------------------------------------------------------------

                Sun Life Assurance Company of Canada (U.S.)
----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                      04-2461439
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


 One Sun Life Executive Park, Wellesley Hills, Massachusetts        02181
--------------------------------------------------------------    ----------
          (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (617) 237-6030
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                -----------------------------------------

None
-------------------                -----------------------------------------

-------------------                -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                           None

----------------------------------------------------------------------------
                             (Title of Class)


                             (Title of Class)
----------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes _X_    No ___


Registrant has no voting stock outstanding held by non-affiliates.


Registrant has 5,900 shares of common stock outstanding on March 28, 1996, all of which are owned by Sun Life Assurance Company of Canada.

                                  PART I

ITEM 1. BUSINESS.

     The Registrant is a stock life insurance company incorporated under the laws of Delaware on January 12, 1970. Its Executive Office mailing address is One Sun Life Executive Park, Wellesley Hills, Massachusetts 02181, Tel. (617) 237-6030. It has obtained authorization to do business in 48 states, the District of Columbia and Puerto Rico and it is anticipated that it will be authorized to do business in all states except New York. The Registrant has formed a wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York, which issues individual fixed and combination fixed/variable annuity contracts and group life and long-term disability insurance in New York. The Registrant's other wholly-owned subsidiaries are Massachusetts Financial Services Company and Sun Capital Advisers, Inc., registered investment advisers; Sun Investment Services Company, a registered broker-dealer and investment adviser; Sun Benefit Services Company, Inc., which offers claims, actuarial and administrative services; Massachusetts Casualty Insurance Company, a life and accident and health insurance company which currently issues only individual disability insurance contracts;
New London Trust, F.S.B., a federally chartered savings bank and Sun Life Financial Services Limited, which provides off-shore administrative services to the Registrant and Sun Life Assurance Company of Canada. Effective
January 1, 1994, The New London Trust Company, a subsidiary of the Registrant, acquired all of the outstanding shares of Danielson Federal Savings and Loan Association of Danielson, Connecticut and was merged into New London Trust, F.S.B.

     The Registrant is a wholly-owned subsidiary of Sun Life Assurance Company of Canada, 150 King Street West, Toronto, Ontario, Canada. Sun Life Assurance Company of Canada is a mutual life insurance company incorporated pursuant to Act of Parliament of Canada in 1865 and currently transacts business in all of the Canadian provinces and territories, all states except New York, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda and the Philippines.

GENERAL

     The Registrant is currently engaged in the sale of individual and group fixed and variable annuities, and group pension contracts. These contracts are sold in both the tax qualified and non-tax qualified markets. These products are distributed through individual insurance agents, insurance brokers and broker-dealers.

     The following table sets forth premiums and deposits by major product categories for each of the last three years. Purchase payments received from the sale of variable annuity contracts are not included in these amounts as they are treated as direct increases to the Registrant's separate account liabilities.

    (In 000's)                      1995          1994            1993
                                    ----          ----            ----

    Individual insurance          $214,226      $  245,770      $  286,620

    Individual annuities            18,623          21,474         594,097

    Group annuities                763,722         744,970         794,120
                                  --------      ----------      ----------

                                  $996,571      $1,012,214      $1,674,837
                                  --------      ----------      ----------
                                  --------      ----------      ----------


REINSURANCE

     The Registrant has agreements with its parent company which provide that the parent company will reinsure the mortality risks of the individual life insurance contracts previously sold by the Registrant. Under these agreements basic death benefits and supplementary benefits are reinsured on a yearly renewable term basis and coinsurance basis, respectively. Reinsurance transactions under these agreements in 1995 had the effect of decreasing net income from operations by $2,184,000.

     Effective January 1, 1991 the Registrant entered into an agreement with the parent company under which 100% of certain fixed annuity contracts issued by the Registrant were reinsured. Effective December 31, 1993 this agreement was terminated.

     Effective January 1, 1991 the Registrant entered into an agreement with the parent company under which certain individual life insurance contracts issued by the parent were reinsured by the Registrant on a 90% coinsurance basis. Also effective January 1, 1991 the Registrant entered into an agreement with the parent which provides that the parent will reinsure the mortality risks in excess of $500,000 per policy for the individual life insurance contracts assumed by the Registrant in the reinsurance agreement described above. Death benefits are reinsured on a yearly renewable term basis. These agreements had the effect of increasing income from operations by approximately $11,821,000 for the year ended December 31, 1995.

     The life reinsurance assumed agreement requires the reinsurer to withhold funds in amounts equal to the reserves assumed.

     The Registrant also has executed a reinsurance agreement with an unaffiliated company which provides reinsurance of certain individual life insurance contracts on a modified coinsurance basis and under which all deficiency reserves are ceded.

RESERVES

     In accordance with the life insurance laws and regulations under which the Registrant operates it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on its outstanding contracts. Reserves are based on mortality tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet the Registrant's policy obligations at their maturities or in the event of an insured's death. In the accompanying Financial Statements these reserves are determined in accordance with statutory regulations which are generally accepted accounting principles for the Registrant.

INVESTMENTS

     Of the Registrant's total assets of $12.5 billion at December 31, 1995, 58.5% consisted of unitized and non-unitized separate account assets, 22.8% were invested in bonds and similar securities, 8.5% in mortgages, 1.1% in subsidiaries, .7% in real estate, and the remaining 8.4% in cash and other assets.

COMPETITION

     The Registrant is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. There are approximately 1,800 stock, mutual and other types of insurers in the life insurance business in the United States. The Registrant's excellent financial ratings are an important part of its competetive position. The Registrant and its parent company, Sun Life Assurance Company of Canada, are among the 50 companies assigned A.M. Best's highest rating of A++ according to the 1995 Best's Insurance Reports for Life and Health Companies. Standard & Poor's and Duff and Phelps have also assigned the Registrant and its parent company their highest ratings for claims ability, AAA.

EMPLOYEES

     The Registrant and Sun Life Assurance Company of Canada have entered into a Service Agreement which provides that the latter will furnish the Registrant, as required, with personnel as well as certain services and facilities on a cost reimbursement basis. As of December 31, 1995 the Registrant had 255 direct employees who are employed at its Principal Executive Office in Wellesley Hills, Massachusetts and at its Annuity Service Center in Boston, Massachusetts.

STATE REGULATION

     The Registrant is subject to the laws of the State of Delaware governing life insurance companies and to regulation by the Commissioner of Insurance of Delaware. An annual statement is filed with the Commissioner of Insurance on or before March 1st in each year relating to the operations of the Registrant for the preceding year and its financial condition on December 31st of such year. Its books and records are subject to review or examination by the Commissioner or his agents at any time and a full examination of its operations is conducted at periodic intervals.

     The Registrant is also subject to the insurance laws and regulations of the other states and jurisdictions in which it is licensed to operate. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amount of investments permitted. Each insurance company is required to file detailed annual reports with supervisory agencies in each of the jurisdictions in which it does business and its operations and accounts are subject to examination by such agencies at regular intervals.

     In addition, many states regulate affiliated groups of insurers, such as the Registrant, its parent and its affiliates, under insurance holding company legislation. Under such laws, inter-company transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies involved.

     Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for policyholder losses incurred by insolvent companies. The amount of any future assessments of the Registrant under these laws cannot be reasonably estimated. However, most of these laws do provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength and may also permit the deduction of all or a portion of any such assessment from any future premium or similar taxes payable.

     Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include employee benefit regulation, removal of barriers preventing banks from engaging in the insurance business and tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles.

ITEM 2. PROPERTIES

     The Registrant occupies office space owned by it and leased to its parent, Sun Life Assurance Company of Canada, and certain unrelated parties for lease terms not exceeding five years.

ITEM 3. LEGAL PROCEEDINGS

     The Registrant and its subsidiaries are engaged in various kinds of routine litigation which, in management's judgement, is not of material importance to their respective total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted by the Registrant to a vote of security holders during the three months ended December 31, 1995.

                                  PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Registrant is a wholly-owned subsidiary of Sun Life Assurance Company of Canada and as such there is no market for its common stock.

     No dividends were paid in 1993, 1994 or 1995.

ITEM 6. SELECTED FINANCIAL DATA

                                             (IN 000'S)
                                   FOR THE YEARS ENDED DECEMBER 31
                               ---------------------------------------

                                     1995           1994          1993          1992          1991
                                 -----------    -----------    ----------    ----------    ----------


Revenues
   Premiums, annuity deposits
   and other revenue             $ 1,095,646    $ 1,200,143    $1,772,745    $  908,933    $ (151,073)

   Net investment income and
   realized gains (losses)           366,063        334,896       243,796       209,087       162,031
                                 -----------    -----------    ----------    ----------    ----------

                                   1,461,709      1,535,039     2,016,541     1,118,020        10,958
                                 -----------    -----------    ----------    ----------    ----------

Benefits and Expenses
   Policyholder benefits           1,238,603      1,312,721     1,786,919       921,180      (161,110)

   Other expenses                    176,660        209,819       240,440       232,221       168,689
                                 -----------    -----------    ----------    ----------    ----------

                                   1,415,263      1,522,540     2,027,359     1,153,401         7,579
                                 -----------    -----------    ----------    ----------    ----------

Operating Gain (Loss)                 46,446         12,499       (10,818)      (35,381)        3,379

Interest on Surplus Notes            (31,813)       (31,150)      (26,075)      (18,000)      (12,500)

Equity in Income of
 Subsidiaries                        59,875          62,629        62,640        49,009        42,702

Federal Income Tax  Expense         (38,593)        (42,521)      (22,491)       (4,000)      (13,615)
                                 -----------    -----------    ----------    ----------    ----------

Net Income (Loss)                $   35,915     $     1,457    $    3,256    $   (8,372)   $   19,966
                                 -----------    -----------    ----------    ----------    ----------
                                 -----------    -----------    ----------    ----------    ----------

Assets                           $12,499,683    $10,137,822    $9,199,090    $7,494,407    $6,405,599
                                 -----------    -----------    ----------    ----------    ----------
                                 -----------    -----------    ----------    ----------    ----------

Surplus Notes                    $   650,000    $   335,000    $  335,000    $  265,000    $  180,000
                                 -----------    -----------    ----------    ----------    ----------
                                 -----------    -----------    ----------    ----------    ----------



See Note 1 to financial statements for the effect of the reinsurance agreements on net income

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

ASSETS

     For management purposes it is the Registrant's practice to segment its general account to facilitate the matching of assets and liabilities; however, all general account assets stand behind all general account liabilities. A majority of the Registrant's assets are income producing investments. Particular attention is paid to the quality of these assets.

     The Registrant's bond holdings consist of a diversified portfolio of both public and private issues. It is the Registrant's policy to acquire only investment grade securities. Private placements are rated internally with reference to the National Association of Insurance Commissioners ("NAIC") designation issued by the NAIC Securities Valuation Office. The overall quality of the Registrant's bond portfolio remains high. At December 31, 1995, 2.3% of the Registrant's holdings of bonds were rated below investment grade (i.e. below NAIC rating "1" or "2"). Net unrealized gains on below investment grade bonds were $2,133,727 at December 31, 1995. Bond write downs resulting from intrinsic impairments amounted to $3,500,000 during 1995.

     The Registrant holds real estate primarily because such investments historically have offered better yields over the long-term than fixed income investments. Real estate investments are used to enhance the yield of products with long-term liability durations. Properties for which market value is lower than cost adjusted for depreciation (book value) are reported at market value. During 1995, the change in the difference between the market value and book value for properties reported at market value was $3,583,000.

     Significant attention has been given to insurance companies' exposure to mortgage loans secured by real estate. The Registrant had a mortgage portfolio of $1,066,911,000 at December 31, 1995, representing 25.3% of cash and invested assets. At December 31, 1994, mortgage loans represented 28.9% of cash and invested assets. The Registrant underwrites commercial mortgages with a maximum loan to value ratio of 75%. The Registrant as a rule invests only in properties that are almost fully leased. The portfolio is diversified by region and by property type. The level of arrears in the portfolio is substantially below the industry average. At December 31, 1995, 0.77% of the Registrant's portfolio was 60 days or more in arrears, compared to the most recent industry delinquency ratio published by the American Council of Life Insurance of 2.35%. The expense in the year for the provision for losses and for losses on foreclosures was $4,133,000.

     In 1994, the Registrant entered into a leveraged lease agreement under which a fleet of rail cars was leased for a term of 9.75 years. The investment is classified as other invested assets in the attached balance sheet.

     In the normal course of business, the Registrant makes commitments to purchase investments at a future date. As of December 31, 1995 the Registrant had outstanding mortgage commitments of $13,100,000 which will be funded during 1996.

LIABILITIES

     The majority of the Registrant's liabilities consist of reserves for life insurance and annuity contracts and deposit funds.

CAPITAL AND SURPLUS

     Total capital stock and surplus of the Registrant was $792,452,000 at December 31, 1995. The Registrant issued surplus notes during 1995 totalling $315,000,000 to an affiliate, Sun Canada Financial Co. The Registrant repaid $335,000,000 of surplus notes to its parent in 1996. During 1994, the Registrant reduced its carrying value of MCIC, a wholly-owned subsidiary, by $18,397,000, the unamortized amount of goodwill. The reduction was accounted for as a direct charge to surplus. The Registrant's management considers its surplus position to be adequate.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     Income from operations before surplus note interest, equity in income of subsidiaries and federal income taxes increased by $33,947,000 from $12,499,000 in 1994 to $46,446,000 in 1995. Reinsurance agreements with the parent had the effect of decreasing net income by $31,327,000 in 1994 as compared to increasing net income by $9,637,000 in 1995. The increase in net income associated with the reinsurance agreements is due to the lack of surplus strain associated with the assumption of new contracts issued. No contracts issued in 1994 or thereafter have been assumed by the Registrant. It is the acquisition costs of new contract issues which caused the loss from the reinsurance agreements in prior years. Prior to reinsurance, net income from operations decreased by $7,017,000 from $43,826,000 in 1994 to $36,809,000 in 1995. Realized losses on investments and amortization of the interest maintenance reserve decreased by $2,315,000 primarily due to fewer writedowns in the group pension product line. Operating expenses increased by $5,261,000 from $32,231,000 in 1994 to $37,492,000 in 1995, reflecting increased expenses allocated from the parent and increased salaries due to additional staffing. The remaining decrease in net income in 1995 as compared to 1994 of approximately $4,071,000 reflects the strain associated with the Registrant's market value adjusted annuity product, partially offset by profits associated with the maturing block of individual and group fixed annuities.

     Total income decreased by approximately $73,330,000 from $1,535,039,000 in 1994 to $1,461,709,000 in 1995. Revenues from reinsurance transactions decreased by $4,307,000 reflecting the assumed block of business being closed as of December 31, 1993. Premiums and annuity considerations on a pre-reinsurance basis decreased by $7,728,000 reflecting decreased group pension lottery sales of $22,084,000 offset by increased annuitizations of $14,356,000. Fixed annuity deposits decreased by $26,091,000 as interest rates remained at low levels. Sales of group pension guaranteed investment contracts increased by $49,229,000 reflecting the transfer of the parent's agents' pension fund from the parent to the Registrant. Net transfers from the separate accounts decreased by $80,758,000 reflecting the decline in interest rates. Pre-reinsurance net investment income increased by $2,219,000 reflecting an increase in the Registrant's invested asset base. Realized losses and amortization of the interest maintenance reserve decreased by $2,315,000. Other income decreased by $16,711,000 from $33,377,000 in 1994 to
$16,666,000 reflecting a decrease in the surplus transfer from the separate accounts. Mortality and expense risk charges increased by $8,616,000 as a result of market appreciation in the separate accounts.

     Benefits and expenses decreased by approximately $107,277,000 from $1,522,540,000 in 1994 to $1,415,263,000 in 1995. Reinsurance had the effect of decreasing benefits and expenses by $45,272,000, primarily from lower commissions due to no assumption of new contract issues. Prior to reinsurance, benefits and expenses decreased by approximately $62,004,000. The change in the liability for annuity and other deposit funds increased by $83,094,000 as a result of fewer maturities of contracts for which the guarantee periods have expired, and increased sales of group pension guaranteed investment contracts described above. The change in reserves decreased by $16,694,000 reflecting the decrease in group pension lottery sales. Annuity and other deposit fund withdrawals decreased by $8,424,000 reflecting fewer maturities. Transfers to the non-unitized separate account decreased by $124,285,000 from $455,688,000 in 1994 to $331,403,000 reflecting fewer sales and transfers from unitized separate accounts of individually marketed fixed annuities as a result of the decline in interest rates. Operating expenses increased by $5,261,000 reflecting the increased expenses described above.


1994 COMPARED TO 1993

     Income from operations before surplus note interest, equity in income of subsidiaries and federal income taxes was $12,499,000 in 1994 versus a loss of $10,818,000 in 1993. The increase in income is a result of reinsurance agreements with the parent which decreased income from operations by approximately $31,327,000 in 1994 and $54,567,000 in 1993. The relatively flat change in income before reinsurance results from a combination of factors: realized losses on investments decreased by $6,237,000; mortality and expense risk charges increased by $9,357,000; general expenses increased by $8,061,000 and approximately $6,000,000 of additional surplus strain (selling costs and reserves required on new business in excess of the premium) was incurred reflecting the increased volume of new sales.

     Total revenues decreased by $ 481,502,000 from $2,016,541,000 in 1993 to $1,535,039,000 in 1994. Revenues from reinsurance transactions decreased by $690,973,000, from $959,536,000 in 1993 to $268,563,000 in 1994. 1993 revenues include the termination of the reinsurance agreement under which the Registrant reinsured with its parent 100% of certain fixed annuity contracts. Before the impact of the reinsurance agreements, total revenues increased by $209,471,000 in 1994. Sales of individually marketed fixed annuities increased by $389,745,000 as a result of improved interest rates and product enhancements. This was offset by decreased sales of group pension deposit contracts of $271,913,000, reflecting management's decision to limit sales due to the volatility of interest rates and changes in the competitive marketplace. Realized losses on investments decreased, reflecting fewer mortgage writedowns in 1994. Mortality and expense risk charges increased, reflecting the increase in separate account net assets.

     Benefits and expenses decreased by $504,819,000 from $2,027,359,000 in 1993 to $1,522,540,000 in 1994. Reinsurance had the effect of increasing benefits and expenses by $299,890,000 in 1994 as compared to $1,014,103,000 in 1993. As noted above, the 1993 results include the termination of the reinsurance agreement with the parent under which 100% of certain fixed annuity contracts were reinsured. Before the impact of reinsurance, benefits increased by $209,394,000. Before reinsurance, the liability for annuity and other deposit funds and actuarial reserves decreased as a result of lower sales of group pension deposit contracts and increased surrender activity. Annuity and other deposit fund withdrawals increased as a result of increased surrenders of fixed annuities for which interest rate guarantee periods have expired. Transfers to the non-unitized separate account increased reflecting the increase in fixed annuity sales described above. Prior to reinsurance, commissions increased by $35,497,000 reflecting increased sales of individual combination fixed/variable annuity contracts. General expenses increased due to an increase in the amount allocated from the parent under the service agreement, and costs of selling and administration associated with the increased sales and inforce block of individually marketed fixed/variable annuity contracts. Federal income tax expense increased as net operating loss carry forwards were utilized in 1993.

(2) LIQUIDITY

     The Registrant's cash inflow consists primarily of premiums on insurance and annuity products, income from investments, repayments of investment principal and sales of investments. The Registrant's cash outflow is primarily to meet death and other maturing insurance and annuity contract obligations, to pay out on contract terminations, to fund investment commitments and to pay normal operating expenses and taxes. Cash outflows are met from the normal net cash inflows.

     The Registrant segments its business internally and matches projected cash inflows and outflows within each segment. Targets for money market holdings are established for each segment, which in the aggregate meet the day to day cash needs of the Registrant. If greater liquidity is required, government issued bonds, which are highly liquid, are sold to provide the necessary funds. Government and publicly traded corporate bonds comprise 65.9% of the Registrant's long-term bond holdings.

     Management believes that the Registrant's sources of liquidity are more than adequate to meet its anticipated needs.

(3) NEW ACCOUNTING PRONOUNCEMENTS

     In April, 1993, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises." Under this new interpretation, annual financial statements of mutual life insurance enterprises for fiscal years beginning after December 15, 1992, shall provide a brief description that financial statements prepared on the basis of statutory accounting practices will no longer be described as prepared in conformity with generally accepted accounting principles. In January, 1995, Statement of Financial Accounting Standards No. 120 (SFAS No. 120) "Accounting and Reporting by Mutual Life Insurance Enterprises for Certain Long Duration Participating Contracts" was issued. SFAS No. 120 delays the effective date of Interpretation No. 40 until fiscal years beginning after December 15, 1995.

     Beginning in 1996, the Registrant will file financial statements prepared in accordance with all applicable pronouncements that define generally accepted accounting principles for all enterprises.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements, in the form required by Regulation S-X, are set forth below. The Registrant is not subject to the requirement to file supplementary financial data specified by Item 302 of Regulation S-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)
BALANCE SHEETS

                                                 DECEMBER 31,
                                           ------------------------
                                              1995         1994
                                           -----------  -----------
                                                  (IN 000'S)
 ASSETS
     Bonds                                 $ 2,846,067  $ 2,471,152
     Preferred stock                             1,149            0
     Mortgage loans                          1,066,911    1,120,981
     Investments in subsidiaries               138,282      134,807
     Real estate                                95,574       89,487
     Other invested assets                      38,387       26,036
     Policy loans                               38,355       36,584
     Cash                                      (20,280)     (11,459)
     Investment income due and accrued          62,719       56,096
     Funds withheld on reinsurance
      assumed                                  741,091      566,693
     Due from separate accounts                148,675      132,496
     Other assets                               26,349       27,683
                                           -----------  -----------
     General account assets                  5,183,279    4,650,556
                                           -----------  -----------
     Unitized separate account assets        5,275,808    4,061,821
     Non-unitized separate account assets    2,040,596    1,425,445
                                           -----------  -----------
                                           $12,499,683  $10,137,822
                                           -----------  -----------
                                           -----------  -----------
 LIABILITIES
     Policy reserves                       $ 1,937,302  $ 1,765,326
     Annuity and other deposits              2,290,656    2,277,104
     Policy benefits in process of
      payment                                    5,884        5,796
     Accrued expenses and taxes                 44,114       12,386
     Other liabilities                          36,080       50,087
     Due to parent and affiliates--net           9,498       41,881
     Interest maintenance reserve               25,218       18,140
     Asset valuation reserve                    42,099       28,409
                                           -----------  -----------
     General account liabilities             4,390,851    4,199,129
                                           -----------  -----------
     Unitized separate account
      liabilities                            5,275,784    4,057,759
     Non-unitized separate account
      liabilities                            2,040,596    1,425,445
                                           -----------  -----------
                                            11,707,231    9,682,333
                                           -----------  -----------
 CAPITAL STOCK AND SURPLUS
     Capital Stock--Par value $1,000:
         Authorized 10,000 shares,
         issued and outstanding 5,900
         shares                                  5,900        5,900
     Surplus                                   786,552      449,589
                                           -----------  -----------
     Total capital stock and surplus           792,452      455,489
                                           -----------  -----------
                                           $12,499,683  $10,137,822
                                           -----------  -----------
                                           -----------  -----------

                       SEE NOTES TO FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)
STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              1995        1994        1993
                                           ----------  ----------  ----------
                                                       (IN 000'S)
 INCOME
     Premiums and annuity considerations   $  274,244  $  313,025  $  469,157
     Annuity and other deposit funds          722,327     699,189   1,205,680
     Transfers from separate
      accounts--net                            21,455     102,213         350
     Net investment income                    366,598     337,747     253,496
     Amortization of interest maintenance
      reserve                                     899       3,316       2,703
     Realized losses on investments            (1,434)     (6,166)    (12,403)
     Expense allowance on reinsurance
      ceded                                         0           0       8,475
     Mortality and expense risk charges        60,954      52,338      42,981
     Other income--net                         16,666      33,377      46,102
                                           ----------  ----------  ----------
                                            1,461,709   1,535,039   2,016,541
 BENEFITS AND EXPENSES
     Increase (decrease) in liability for
      annuity and other deposit funds          13,552     (69,542)    894,128
     Increase in policy reserves              171,976     219,334     589,559
     Death, surrender benefits, and
      annuity payments                        189,744     166,889     128,902
     Annuity and other deposit fund
      withdrawals                             531,928     540,352     146,260
     Transfers to non-unitized separate
      account                                 331,403     455,688      28,070
                                           ----------  ----------  ----------
                                            1,238,603   1,312,721   1,786,919
     Operating expenses                        37,492      32,231      24,170
     Commissions                              108,672     150,011     204,016
     Dividends                                 25,722      22,928       8,074
     Taxes, licenses and fees                   4,774       4,649       4,180
                                           ----------  ----------  ----------
                                            1,415,263   1,522,540   2,027,359
                                           ----------  ----------  ----------
     Net income (loss) from operations
      before surplus note interest and
      equity in income of subsidiaries         46,446      12,499     (10,818)
     Surplus note interest                    (31,813)    (31,150)    (26,075)
                                           ----------  ----------  ----------
     Net income (loss) from operations
      before equity in income of
      subsidiaries and federal income tax      14,633     (18,651)    (36,893)
     Equity in income of subsidiaries          59,875      62,629      62,640
     Federal income tax expense               (38,593)    (42,521)    (22,491)
                                           ----------  ----------  ----------
 NET INCOME                                $   35,915  $    1,457  $    3,256
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

                       SEE NOTES TO FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)
STATEMENTS OF CAPITAL STOCK AND SURPLUS

                                             YEARS ENDED DECEMBER 31,
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
                                                    (IN 000'S)

 CAPITAL STOCK                             $  5,900  $  5,900  $  5,900
 PAID-IN SURPLUS                            199,355   199,355   199,355
 SURPLUS NOTES
     Balance, beginning of year             335,000   335,000   265,000
     Issued during year                     315,000         0    70,000
                                           --------  --------  --------
     Balance, end of year                   650,000   335,000   335,000
                                           --------  --------  --------
 UNASSIGNED SURPLUS
     Balance, beginning of year             (84,766)  (57,067)  (57,485)
     Net income                              35,915     1,457     3,256
     Writedown of goodwill                        0   (18,397)        0
     Change in non-admitted assets           (2,270)   (1,485)     (191)
     Unrealized gains (losses) on real
      estate                                  2,009      (671)   (4,440)
     Change in and transfers of separate
      account surplus                            (1)     (227)      117
     Change in asset valuation reserve      (13,690)   (8,376)    1,676
                                           --------  --------  --------
     Balance, end of year                   (62,803)  (84,766)  (57,067)
                                           --------  --------  --------
 TOTAL SURPLUS                              786,552   449,589   477,288
                                           --------  --------  --------
 TOTAL CAPITAL STOCK AND SURPLUS           $792,452  $455,489  $483,188
                                           --------  --------  --------
                                           --------  --------  --------

                       SEE NOTES TO FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                                            -------------------------------------
                                               1995         1994         1993
                                            -----------  -----------  -----------
                                                         (IN 000'S)
 Cash flows from operating activities:
     Net income (loss) from operations
      before surplus note interest and
      equity in income of subsidiaries      $    46,446  $    12,499  $   (10,818)
     Adjustments to reconcile net income
      (loss) from operations to net cash
      provided by (used in) operating
      activities:
     Increase (decrease) in liability for
      annuity and other deposit funds            13,552      (69,542)     894,128
     Increase in policy reserves                171,976      219,334      589,559
     Increase in investment income due and
      accrued                                    (6,623)      (2,736)     (21,746)
     Net accrual and amortization of
      discount and premium on investments         3,127        7,272        5,911
     Realized losses on investments               1,434        6,166       12,403
     Change in non-admitted assets               (2,270)      (1,485)        (191)
     Change in funds withheld on
      reinsurance                              (174,398)    (199,826)  (1,087,862)
     Other                                      (11,160)     (71,746)      24,953
                                            -----------  -----------  -----------
 Net cash provided by (used in) operating
   activities                                    42,084     (100,064)     406,337
                                            -----------  -----------  -----------
 Cash flows from investing activities:
     Proceeds from sale and maturity of
      investments                             1,705,685    1,596,851    1,173,345
     Purchase of investments                 (1,820,843)  (1,491,159)  (1,618,587)
     Net change in short-term investments      (254,897)     (20,543)     (38,782)
     Investment in subsidiaries                  (6,000)      (4,894)     (15,250)
     Dividends from subsidiaries                 37,927       37,444       42,520
                                            -----------  -----------  -----------
 Net cash provided by (used in) investing
   activities                                  (338,128)     117,699     (456,754)
                                            -----------  -----------  -----------
 Cash flows from financing activities:
     Issue of surplus notes                     315,000            0       70,000
     Payment of interest on surplus notes       (31,813)     (31,150)     (26,075)
     Repayment of seed capital                    4,036            0            0
                                            -----------  -----------  -----------
 Net cash provided by (used in) financing
   activities                                   287,223      (31,150)      43,925
                                            -----------  -----------  -----------
 Decrease in cash during the year                (8,821)     (13,515)      (6,492)
 Cash balance, beginning of year                (11,459)       2,056        8,548
                                            -----------  -----------  -----------
 Cash balance, end of year                  $   (20,280) $   (11,459) $     2,056
                                            -----------  -----------  -----------
                                            -----------  -----------  -----------

                       SEE NOTES TO FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL--

Sun Life Assurance Company of Canada (U.S.) (the Company) is incorporated as a life insurance company and is currently engaged in the sale of individual fixed and variable annuities, group fixed and variable annuities and group pension contracts. The Company also underwrites a block of individual life insurance business through a reinsurance contract with its parent. Sun Life Assurance Company of Canada (the parent company) is a mutual life insurance company. The Company, which is domiciled in the State of Delaware, prepares its financial statements in accordance with statutory accounting practices prescribed or permitted by the State of Delaware Insurance Department. Statutory accounting practices are considered to be generally accepted accounting principles for mutual insurance companies and subsidiaries of mutuals. Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted accounting practices encompass all accounting practices not so prescribed. The permitted accounting practices adopted by the Company are not material to the financial statements. Preparation of the financial statements requires management to make certain estimates and assumptions.

Assets in the balance sheets are stated at values prescribed or permitted to be reported by state regulatory authorities. Bonds are carried at cost adjusted for amortization of premium or accrual of discount. Investments in subsidiaries are carried on the equity basis. Mortgage loans acquired at a premium or discount are carried at amortized values and other mortgage loans at the amounts of the unpaid balances. Real estate investments are carried at the lower of cost or appraised value, adjusted for accumulated depreciation, less encumbrances. Depreciation of buildings and improvements is calculated using the straight line method over the estimated useful life of the property. For life and annuity contracts, premiums are recognized as revenues over the premium paying period, whereas commissions and other costs applicable to the acquisition of new business are charged to operations as incurred. Furniture and equipment acquisitions are capitalized but treated as nonadmitted assets. Furniture and equipment depreciation is calculated on a straight line basis over the useful life of the assets.

MANAGEMENT AND SERVICE CONTRACTS--

The Company has an agreement with its parent company which provides that the parent company will furnish, as requested, personnel as well as certain services and facilities on a cost reimbursement basis. Expenses under this agreement amounted to approximately $20,293,000 in 1995, $18,452,000 in 1994, and
$13,883,000 in 1993.

REINSURANCE--

The Company has agreements with the parent company which provide that the parent company will reinsure the mortality risks of the individual life insurance contracts sold by the Company. Under these agreements basic death benefits and supplementary benefits are reinsured on a yearly renewable term basis and coinsurance basis, respectively. Reinsurance transactions under these agreements had the effect of decreasing income from operations by approximately $2,184,000, $2,138,000, and $1,046,000, for the years ended December 31, 1995, 1994 and
1993, respectively.

Effective January 1, 1991, the Company entered into an agreement with the parent company under which 100% of certain fixed annuity contracts issued by the Company were reinsured. Effective December 31, 1993 this agreement was terminated. This agreement had the effect of decreasing income from operations by approximately $9,930,000 in 1993.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
Effective January 1, 1991, the Company entered into an agreement with the parent company under which certain individual life insurance contracts issued by the parent company were reinsured by the Company on a 90% coinsurance basis. Also, effective January 1, 1991, the Company entered into an agreement with the parent company which provides that the parent company will reinsure the mortality risks in excess of $500,000 per policy for the individual life insurance contracts assumed by the Company in the reinsurance agreement described above. Such death benefits are reinsured on a yearly renewable term basis. These agreements had the effect of increasing income from operations by approximately $11,821,000 in 1995, and decreasing income by approximately $29,188,000, and $43,591,000 for the years ended December 31, 1994 and 1993, respectively.

The life reinsurance assumed agreement requires the reinsurer to withhold funds in amounts equal to the reserves assumed.

The following are summarized pro-forma results of operations of the Company for the years ended December 31, 1995, 1994 and 1993 before the effect of reinsurance transactions with the parent company.

                                                YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              1995        1994        1993
                                           ----------  ----------  ----------
                                                       (IN 000'S)
 Income:
     Premiums, annuity deposits and other
      revenues                             $  890,560  $  962,320  $  762,553
     Net investment income and realized
      gains (losses)                          306,893     304,155     293,557
                                           ----------  ----------  ----------
     Subtotal                               1,197,453   1,266,475   1,056,110
                                           ----------  ----------  ----------
 Benefits and Expenses:
     Policyholder benefits                  1,030,342   1,092,192     926,827
     Other expenses                           130,302     130,457      85,575
                                           ----------  ----------  ----------
     Subtotal                               1,160,644   1,222,649   1,012,402
                                           ----------  ----------  ----------
 Income from operations                    $   36,809  $   43,826  $   43,708
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

The  Company  has  an  agreement  with  an  unrelated  company  which   provides
reinsurance of certain individual life insurance contracts on a modified coinsurance basis and under which all deficiency reserves related to these contracts are reinsured. Reinsurance transactions under this agreement had the effect of decreasing income from operations by $1,599,000 in 1995, increasing income from operations by $1,854,000 in 1994 and decreasing income from operations by $390,000 in 1993.

SEPARATE ACCOUNTS--

The Company has established unitized separate accounts applicable to various classes of contracts providing for variable benefits. Contracts for which funds are invested in separate accounts include variable life insurance and individual and group qualified and non-qualified variable annuity contracts.

Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market values.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
Deposits to all separate accounts are reported as increases in separate account liabilities and are not reported as revenues. Mortality and expense risk charges and surrender fees incurred by the separate accounts are included in income of the Company.

The Company has established a non-unitized separate account for amounts allocated to the fixed portion of certain combination fixed/variable deferred annuity contracts. The assets of this account are available to fund general account liabilities and general account assets are available to fund liabilities of this account.

Any difference between the assets and liabilities of the separate accounts is treated as payable to or receivable from the general account of the Company. Amounts payable to the general account of the Company were $148,675,000 in 1995 and $132,496,000 in 1994.

OTHER--

Income on investments is recognized on the accrual method.

The reserves for life insurance and annuity contracts, developed by accepted actuarial methods, have been established and maintained on the basis of published mortality tables using assumed interest rates and valuation methods that will provide reserves at least as great as those required by law and contract provisions.

Net income reported in the Company's statutory Annual Statement differs from net income reported in these financial statements. Dividends from subsidiaries are included in income and undistributed income (losses) of subsidiaries are included as gains (losses) in unassigned surplus in the statutory Annual Statement. Both the dividends and the undistributed income (losses) are included in net income in these financial statements.

Investments in non-insurance subsidiaries are carried at their stockholders' equity value, determined in accordance with generally accepted accounting principles. Investments in insurance subsidiaries are carried at their statutory surplus values.

Certain reclassifications have been made in the 1993 and 1994 financial statements to conform to the classifications used in 1995.

2.  INVESTMENTS IN SUBSIDIARIES:
The Company owns all of the outstanding shares of Massachusetts Financial Services Company (MFS), Sun Life Insurance and Annuity Company of New York (Sun Life (N.Y.)), Sun Investment Services Company (Sunesco), Sun Benefit Services Company, Inc. (Sunbesco), Massachusetts Casualty Insurance Company (MCIC), New London Trust, F.S.B. (NLT), Sun Capital Advisers, Inc. (Sun Capital), and Sun Life Finance Corporation (Sunfinco).

Effective January 1, 1994, NLT acquired all of the outstanding shares of Danielson Federal Savings and Loan Association of Danielson, Connecticut. These two banks have been merged into a newly formed federally chartered savings bank now called New London Trust, F.S.B.

MFS, a registered investment adviser, serves as investment adviser to the mutual funds in the MFS family of funds and certain mutual funds and separate accounts established by the Company, and the MFS Asset Management Group provides investment advice to substantial private clients.

Clarendon Insurance Agency, Inc., a wholly-owned subsidiary of MFS, serves as the distributor of certain variable contracts issued by the Company and Sun Life (N.Y.). Sun Life (N.Y.) is engaged in the sale of individual fixed and variable annuity contracts and group life and disability insurance contracts in the state of

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2.  INVESTMENTS IN SUBSIDIARIES (CONTINUED):
New York. Sunesco is a registered investment adviser and broker-dealer. MCIC is a life insurance company which issues only individual disability income policies. Sun Capital, a registered investment adviser, Sunfinco, and Sunbesco are currently inactive.

In 1994, the Company reduced its carrying value of MCIC by $18,397,000, the unamortized amount of goodwill. The reduction was accounted for as a direct charge to surplus.

During 1995, 1994 and 1993, the Company contributed capital in the following amounts to its subsidiaries:

                                              1995        1994        1993
                                           ----------  ----------  ----------
 MCIC                                      $6,000,000  $6,000,000  $6,000,000
 Sun Capital                                        0           0     250,000
 New London Trust                                   0           0   9,000,000

Summarized combined financial information of the Company's subsidiaries as of December 31, 1995, 1994 and 1993 and for the years then ended, follows:

                                                    DECEMBER 31,
                                           -------------------------------
                                             1995       1994       1993
                                           ---------  ---------  ---------
                                                     (IN 000'S)
 Intangible assets                         $  12,174  $  13,485  $  14,891
 Other assets, net of liabilities            126,108    121,321    112,332
                                           ---------  ---------  ---------
 Total net assets                          $ 138,282  $ 134,806  $ 127,223
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------
 Total income                              $ 570,794  $ 495,097  $ 424,324
 Operating expenses                         (504,070)  (425,891)  (355,679)
 Income tax expense                          (31,193)   (29,374)   (24,507)
                                           ---------  ---------  ---------
 Net income                                $  35,531  $  39,832  $  44,138
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------

3.  STOCK, SURPLUS NOTES, CONTRIBUTIONS AND NOTE RECEIVABLE:
The Company has issued surplus notes to its parent of $335,000,000 during the years 1982 through 1993 at interest rates between 7.25% and 10%. The Company subsequently repaid all principal and interest associated with these surplus notes on January 16, 1996. On December 19, 1995 the Company issued surplus notes totalling $315,000,000 to an affiliate, Sun Canada Financial Co., at interest rates between 5.75% and 7.25%. Of these notes, $157,500,000 will mature in the year 2007, and $157,500,000 will mature in the year 2015. Interest on these notes is payable semi-annually. Principal and interest on surplus notes are payable only to the extent that the Company meets specified requirements as regards free surplus exclusive of the principal amount and accrued interest, if any, on these notes; and, in the case of principal repayments, with the consent of the Delaware Insurance Commissioner. Interest payments require the consent of the Delaware Insurance Commissioner after December 31, 1993. Payment of principal and interest on the notes issued in 1995 also requires the consent of the Canadian Office of the Superintendent of Financial Institutions. The Company expensed $31,813,000, $31,150,000 and $26,075,000 in respect of interest on surplus notes for the years 1995, 1994 and 1993, respectively. On December 19, 1995, the parent borrowed $120,000,000 at 5.6 % through a short term note from the Company maturing on January 16, 1996. The note, which is classified under short-term bonds at December 31, 1995, was repaid in full by the parent at maturity.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

4.  BONDS:
The amortized cost and estimated market value of investments in debt securities are as follows:

                                                      DECEMBER 31, 1995
                                           ----------------------------------------
                                                        GROSS    GROSS   ESTIMATED
                                           AMORTIZED   UNREALIZED UNREALIZED   MARKET
                                              COST      GAINS   LOSSES     VALUE
                                           ----------  -------  -------  ----------
                                                          (IN 000'S)
 Long-term bonds:
     United States government and
      government agencies and authorities  $  467,597  $22,783  $  443   $  489,937
     States, provinces and political
      subdivisions                              2,252      81        0        2,333
     Foreign governments                       38,303   4,551        6       42,848
     Public utilities                         513,704  45,466      203      558,967
     Transportation                           215,786  22,794    2,221      236,359
     Finance                                  225,074  13,846       84      238,836
     All other corporate bonds              1,045,745  67,371    7,415    1,105,701
                                           ----------  -------  -------  ----------
         Total long-term bonds              2,508,461  176,892  10,372    2,674,981
 Short-term bonds:
     U.S. Treasury Bills, bankers
      acceptances and commercial paper        337,606       0        0      337,606
                                           ----------  -------  -------  ----------
                                           $2,846,067  $176,892 $10,372  $3,012,587
                                           ----------  -------  -------  ----------
                                           ----------  -------  -------  ----------

                                                      DECEMBER 31, 1994
                                           ----------------------------------------
                                                        GROSS    GROSS   ESTIMATED
                                           AMORTIZED   UNREALIZED UNREALIZED   MARKET
                                              COST      GAINS   LOSSES     VALUE
                                           ----------  -------  -------  ----------
                                                          (IN 000'S)
 Long-term bonds:
     United States government and
      government agencies and authorities  $  444,100  $5,017   $11,010  $  438,107
     States, provinces and political
      subdivisions                                252       0       17          235
     Foreign governments                       20,965     147      187       20,925
     Public utilities                         458,839  11,414   11,619      458,633
     Transportation                           215,478   5,099    9,444      211,133
     Finance                                  193,355   3,734    4,010      193,080
     All other corporate bonds              1,055,455  15,785   31,171    1,040,069
                                           ----------  -------  -------  ----------
         Total long-term bonds              2,388,444  41,196   67,458    2,362,182
 Short-term bonds:
     U.S. Treasury Bills, bankers
      acceptances and commercial paper         82,708       0        0       82,708
                                           ----------  -------  -------  ----------
                                           $2,471,152  $41,196  $67,458  $2,444,890
                                           ----------  -------  -------  ----------
                                           ----------  -------  -------  ----------

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

4.  BONDS (CONTINUED):
The amortized cost and estimated market value of bonds at December 31, 1995 and 1994 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             DECEMBER 31, 1995
                                           ----------------------
                                                       ESTIMATED
                                           AMORTIZED      FAIR
                                              COST       VALUE
                                           ----------  ----------
                                                 (IN 000'S)
 Maturities are:
     Due in one year or less               $  678,775  $  681,119
     Due after one year through five
      years                                   844,446     866,230
     Due after five years through ten
      years                                   256,552     269,549
     Due after ten years                      884,187   1,000,908
                                           ----------  ----------
                                            2,663,960   2,817,806
     Mortgage-backed securities               182,107     194,781
                                           ----------  ----------
                                           $2,846,067  $3,012,587
                                           ----------  ----------
                                           ----------  ----------

                                             DECEMBER 31, 1994
                                           ----------------------
                                                       ESTIMATED
                                           AMORTIZED      FAIR
                                              COST       VALUE
                                           ----------  ----------
                                                 (IN 000'S)
 Maturities are:
     Due in one year or less               $  209,875  $  209,527
     Due after one year through five
      years                                   953,222     930,578
     Due after five years through ten
      years                                   319,858     311,360
     Due after ten years                      877,062     885,462
                                           ----------  ----------
                                            2,360,017   2,336,927
     Mortgage-backed securities               111,135     107,963
                                           ----------  ----------
                                           $2,471,152  $2,444,890
                                           ----------  ----------
                                           ----------  ----------

Proceeds from sales of investments in debt securities during 1995, 1994, and 1993 were $1,510,553,000, $1,390,974,000, and $911,644,000, gross gains were
$24,757,000, $15,025,000,  and $43,674,000  and  gross losses  were  $5,742,000,
$30,041,000 and $687,000, respectively.

Long-term bonds at December 31, 1995 and 1994 included $20,000,000 of bonds issued to the Company by a subsidiary company, MFS, during 1987. These bonds will mature in 2000.

Bonds included above with an amortized cost of approximately $2,059,000 and $1,561,000 at December 31, 1995 and 1994, respectively, were on deposit with governmental authorities as required by law.

At year end 1995, the Company had outstanding mortgage-backed securities (MBS) forward commitments amounting to a par value of $137,675,000 to be funded through the sale of certain short-term securities shown above.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.  SECURITIES LENDING:
The Company has a securities lending program operated on its behalf by the Company's primary custodian, Chemical Bank of New York. The custodian has indemnified the Company against losses arising from this program. The total par value of securities out on loan was $250,729,000 at December 31, 1995.

6.  MORTGAGE LOANS:
The Company invests in commercial first mortgage loans throughout the United States. The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate provisions have been made. In those cases where, in management's judgement, the mortgage loans' values are impaired, appropriate losses are recorded.

The following table shows the geographic distribution of the mortgage portfolio.

                                                DECEMBER 31,
                                           -----------------------
                                              1995        1994
                                           ----------  -----------
                                                 (IN 000'S)
 California                                $  153,811   $  131,953
 Massachusetts                                 83,999      101,932
 Pennsylvania                                 141,468      136,778
 Ohio                                          83,915       79,478
 Washington                                    91,900       90,422
 Michigan                                      69,125       75,592
 New York                                      81,480       93,178
 All other                                    361,213      411,648
                                           ----------  -----------
                                           $1,066,911   $1,120,981
                                           ----------  -----------
                                           ----------  -----------

The Company has restructured mortgage loans totalling $49,846,000, against which there are provisions of $8,799,000 at December 31, 1995.

The Company has made commitments of mortgage loans on real estate into the future. The outstanding commitments for these mortgages amount to $13,100,000 at December 31, 1995.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

7.  INVESTMENTS--GAINS AND LOSSES:

                                            YEARS ENDED DECEMBER 31,
                                           --------------------------
                                            1995     1994      1993
                                           -------  -------  --------
                                                   (IN 000'S)
 Net realized gains (losses) (pre-tax):
 Bonds                                     $(2,300) $     0  $      0
 Mortgage loans                                418   (5,689)   (9,975)
 Stocks                                          0        0       445
 Real estate                                   391     (334)   (2,873)
 Other assets                                   57     (143)        0
                                           -------  -------  --------
                                           $(1,434) $(6,166) $(12,403)
                                           -------  -------  --------
                                           -------  -------  --------
 Changes in unrealized gains (losses):
 Bonds                                     $     0  $     0  $     84
 Mortgage loans                             (1,574)       0         0
 Real estate                                 3,583     (671)   (4,113)
 Stocks                                          0        0      (411)
                                           -------  -------  --------
                                           $ 2,009  $  (671) $ (4,440)
                                           -------  -------  --------
                                           -------  -------  --------

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an interest maintenance reserve and amortized into income over the remaining contractual life of the security sold. The realized capital gains and losses credited or charged to the interest maintenance reserve were a credit of $12,714,000 in 1995, a charge of $14,070,000 in 1994 and a credit of $40,993,000 in 1993. All gains and losses are net of applicable taxes.

8.  INVESTMENT INCOME:
Net investment income consisted of:

                                             YEARS ENDED DECEMBER 31,
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
                                                    (IN 000'S)
 Interest income from bonds                $205,445  $200,339  $204,405
 Interest income from mortgage loans         99,753   106,347    99,790
 Interest income from policy loans            2,777     2,670     2,503
 Real estate investment income               10,693     8,649     8,593
 Interest income on funds withheld           57,373    30,741    19,420
 Other                                        2,627     1,418       645
                                           --------  --------  --------
     Gross investment income                378,668   350,164   335,356
 Investment expenses                         12,070    12,417    12,679
 Interest expense on funds withheld               0         0    69,181
                                           --------  --------  --------
                                           $366,598  $337,747  $253,496
                                           --------  --------  --------
                                           --------  --------  --------

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

9.  DERIVATIVES:
The Company uses derivative instruments for interest risk management purposes, including hedges against specific interest rate risk and to minimize the Company's exposure to fluctuations in interest rates. The Company's use of derivatives has included U.S. Treasury futures, conventional interest rate swaps, and forward spread lock interest rate swaps.

In the case of interest rate futures, gains or losses on contracts that qualify as hedges are deferred until the earliest of the completion of the hedging transaction, determination that the transaction will no longer take place, or determination that the hedge is no longer effective. Upon completion of the hedge, gains or losses are deferred in IMR and amortized over the remaining life of the hedged assets. At December 31, 1995, there were no futures contracts outstanding.

In the case of interest rate and foreign currency swap agreements and forward spread lock interest rate swap agreements, gains or losses on terminated swaps are deferred in IMR and amortized over the shorter of the remaining life of the hedged asset or the remaining term of the swap contract. The net differential to be paid or received on interest rate swaps is recorded monthly as interest rates change.

                                                         SWAPS OUTSTANDING
                                                        AT DECEMBER 31, 1995
                                                  --------------------------------
                                                      NOTIONAL        MARKET VALUE
                                                  PRINCIPAL AMOUNTS   OF POSITIONS
                                                  -----------------   ------------
                                                             (IN 000'S)
 Conventional interest rate swaps                      $367,000          $3,275
 Foreign currency swap                                    2,745             290
 Forward spread lock swaps                             $ 50,000          $  112

The market values of interest rate swaps and forward spread lock agreements are primarily obtained from dealer quotes. The market value is the estimated amount that the Company would receive or pay on termination or sale, taking into account current interest rates and the current creditworthiness of the counter parties. The Company is exposed to potential credit loss in the event of non-performance by counterparties. The counterparties are major financial institutions and management believes that the risk of incurring losses related to credit risk is remote.

10. LEVERAGED LEASES:
The Company is a lessor in a leveraged lease agreement entered into on October 21, 1994 under which equipment having an estimated economic life of 25-40 years was leased for a term of 9.75 years. The Company's equity investment represented 22.9% of the purchase price of the equipment. The balance of the purchase price was furnished by third party long-term debt financing, secured by the equipment and non-recourse to the Company. At the end of the lease term, the Master Lessee may exercise a fixed price purchase option to purchase the equipment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

10. LEVERAGED LEASES (CONTINUED):
The Company's net investment in leveraged leases is composed of the following elements:

                                                           YEARS ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                             1995       1994
                                                           ---------  ---------
                                                                (IN 000'S)
 Lease contracts receivable                                $ 111,611  $ 121,716
 Less non-recourse debt                                     (111,594)  (121,699)
                                                           ---------  ---------
                                                                  17         17
 Estimated residual value of leased assets                    41,150     41,150
 Less unearned and deferred income                           (13,132)   (15,292)
                                                           ---------  ---------
 Investment in leveraged leases                               28,035     25,875
 Less fees                                                      (213)      (237)
                                                           ---------  ---------
 Net investment in leveraged leases                        $  27,822  $  25,638
                                                           ---------  ---------
                                                           ---------  ---------

The net investment is classified as other invested assets in the accompanying balance sheets.

11. WITHDRAWAL CHARACTERISTICS OF ANNUITY ACTUARIAL RESERVES AND DEPOSIT
LIABILITIES:
Withdrawal characteristics of general account and separate account annuity reserves and deposits:

                                                             DECEMBER 31, 1995
                                                           ----------------------
                                                             AMOUNT    % OF TOTAL
                                                           ----------  ----------
                                                                 (IN 000'S)
 Subject to discretionary withdrawal--with adjustment
     --with market value adjustment                        $3,796,596      36.36%
     --at book value less surrender charges (surrender
      charge >5%)                                           4,066,126      38.94
     --at book value (minimal or no charge or adjustment)   1,278,215      12.24
 Not subject to discretionary withdrawal provision          1,301,259      12.46
                                                           ----------  ----------
 Total annuity actuarial reserves and deposit liabilities  $10,442,196    100.00%
                                                           ----------  ----------
                                                           ----------  ----------

                                                             DECEMBER 31, 1994
                                                           ----------------------
                                                             AMOUNT    % OF TOTAL
                                                           ----------  ----------
                                                                 (IN 000'S)
 Subject to discretionary withdrawal--with adjustment
     -- with market value adjustment                       $3,083,623      35.98%
     -- at book value less surrender charges (surrender
      charge > 5%)                                          2,915,460      34.02
     -- at book value (minimal or no charge or
      adjustment)                                           1,252,843      14.62
 Not subject to discretionary withdrawal provision          1,318,092      15.38
                                                           ----------  ----------
 Total annuity actuarial reserves and deposit liabilities  $8,570,018     100.00%
                                                           ----------  ----------
                                                           ----------  ----------

12. RETIREMENT PLANS:
The Company participates with its parent company in a non-contributory defined benefit pension plan covering essentially all employees. The benefits are based on years of service and compensation.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

12. RETIREMENT PLANS (CONTINUED):
The funding policy for the pension plan is to contribute an amount which at least satisfies the minimum amount required by ERISA. The Company is charged for its share of the pension cost based upon its covered participants. Pension plan assets consist principally of a variable accumulation fund contract held in a separate account of the parent company.

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 87, which is in accordance with generally accepted accounting principles.

The following table sets forth the funded status for the pension plan (for the parent, Sun Life (U.S.), Sun Life (N.Y.) and Sunesco) at December 31, 1995 and 1994:

                                                           TOTAL PENSION PLAN
                                                           ------------------
                                                             1995      1994
                                                           --------  --------
                                                               (IN 000'S)
 Actuarial present value of benefit obligations:
 Vested benefit obligation                                 $(40,949) $(38,157)
 Accumulated benefit obligation                             (42,452)  (39,686)
                                                           --------  --------
                                                           --------  --------
 Projected benefit obligation for service rendered to
  date                                                     $(60,885) $(53,494)
 Plan assets at fair value                                  117,178   101,833
                                                           --------  --------
 Difference between plan assets and projected benefit
  obligation                                                 56,293    48,339
 Unrecognized net gain from past experience different
  from that assumed and effects of changes in assumptions    (9,016)   (1,238)
 Unrecognized net asset at January 1, 1994, being
  recognized
  over 17 years                                             (30,842)  (32,898)
                                                           --------  --------
 Prepaid pension cost included in other assets             $ 16,435  $ 14,203
                                                           --------  --------
                                                           --------  --------

The components of the 1995 and 1994 pension cost for the pension plan were:

                                                             TOTAL PENSION
                                                                 PLAN
                                                           -----------------
                                                             1995     1994
                                                           --------  -------
                                                              (IN 000'S)
 Service cost                                              $  3,389  $ 2,847
 Interest cost                                                4,050    3,770
 Actual return on plan assets                               (16,388)  (8,294)
 Net amortization and deferral                                6,715     (818)
                                                           --------  -------
 Net pension income                                        $ (2,234) $(2,495)
                                                           --------  -------
                                                           --------  -------

The Company's share of the group's accrued pension cost at December 31, 1995 and 1994 was $420,000 and $417,000, respectively. The Company's share of net periodic pension cost was $3,000 and $417,000, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.5%, respectively. The expected long-term rate of return on assets was 7.5%.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

12. RETIREMENT PLANS (CONTINUED):
The Company also participates with its parent and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. The Company matches, up to specified amounts, employees' contributions to the plan. Employer contributions were $185,000, $152,000 and $124,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

13. OTHER POST-RETIREMENT BENEFIT PLANS:
In addition to pension benefits the Company provides certain health, dental, and life insurance benefits ("post-retirement benefits") for retired employees and dependents. Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Post-retirement Benefits other than Pensions". SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to 20 years. The Company has elected to recognize this obligation of approximately $400,000 over a period of ten years. The Company's cash flows are not affected by implementation of this standard, but implementation decreased net income by $142,000, $114,000, and $120,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's post-retirement health care plans currently are not funded.

The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's balance sheet:

                                                                 DECEMBER 31,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
                                                                  (IN 000'S)
 Accumulated post-retirement benefit obligation:
   --Retirees                                                    $   0    $   0
   --Fully eligible active plan participants                      (601)    (444)
   --Other active plan participants                                  0        0
                                                               -------  -------
   --Accumulated post-retirement benefit obligation in excess
    of plan assets                                                (601)    (444)
   --Unrecognized gains from past experience                       (55)    (110)
   --Unrecognized transition obligation                            280      320
                                                               -------  -------
   --Accrued post-retirement benefit cost                        $(376)   $(234)
                                                               -------  -------
                                                               -------  -------
 Net periodic post-retirement benefit cost components:
   --Service cost--benefits earned                               $  65    $  49
   --Interest cost on accumulated post-retirement benefit
    obligation                                                      42       33
   --Amortization of transition obligation                          40       40
   --Net amortization and deferral                                  (5)      (8)
                                                               -------  -------
   --Net periodic post-retirement benefit cost                   $ 142    $ 114
                                                               -------  -------
                                                               -------  -------

The discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% in 1995 and 8% in 1994, and the assumed health care cost trend rate was 12.0% graded to 6% over 10 years after which it remains constant.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

13. OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED):
The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the post-retirement benefit obligation as of December 31, 1995 by $149,000 and the estimated service and interest cost components of the net periodic post-retirement benefit cost for 1995 by $29,000.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994:

                                                 DECEMBER 31, 1995
                                           ------------------------------
                                                              ESTIMATED
                                           CARRYING AMOUNT    FAIR VALUE
                                           ---------------   ------------
                                                     (IN 000'S)
 ASSETS
 Bonds                                         2,846,067       3,012,586
 Mortgages                                     1,066,911       1,111,895
 Real estate                                      95,575          98,437
 LIABILITIES
 Insurance reserves                              124,066         124,066
 Individual annuities                            434,261         431,263
 Pension products                              2,227,882       2,265,386
 Derivatives                                          --           3,387


                                                 DECEMBER 31, 1994
                                           ------------------------------
                                                              ESTIMATED
                                           CARRYING AMOUNT    FAIR VALUE
                                           ---------------   ------------
                                                     (IN 000'S)
 ASSETS
 Bonds                                        $2,471,152      $2,444,890
 Mortgages                                     1,120,981       1,107,012
 Real estate                                      89,487          91,072
 LIABILITIES
 Insurance reserves                              129,302         129,302
 Individual annuities                            475,557         476,570
 Pension products                              2,772,618       2,668,382
 Derivatives                                          --               1

The major methods and assumptions used in estimating the fair values of financial instruments are as follows:

The fair values of short-term bonds are estimated to be the amortized cost. The fair values of long-term bonds which are publicly traded are based upon market prices or dealer quotes. For privately placed bonds, fair values are estimated using prices for publicly traded bonds of similar credit risk and maturity and repayment characteristics.

The fair values of the Company's general account reserves and liabilities under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values. Those contracts that are deemed to have short term guarantees have a carrying amount equal to the estimated market value.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

14. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):
The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

15. STATUTORY INVESTMENT VALUATION RESERVES:
The asset valuation reserve (AVR) provides a reserve for losses from investments in bonds, stocks, mortgage loans, real-estate and other invested assets with related increases or decreases being recorded directly to surplus.

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an interest maintenance reserve (IMR) and amortized into income over the remaining contractual life of the security sold.

The tables shown below present changes in the major elements of the AVR and IMR.

                                                 1995             1994
                                           ----------------  ---------------
                                             AVR      IMR      AVR     IMR
                                           -------  -------  -------  ------
                                              (IN 000'S)       (IN 000'S)
 Balance, beginning of year                $28,409  $18,140  $20,033  $31,414
 Realized capital gains (losses), net of
  tax                                       (1,524)   7,977   (1,320) (9,958)
 Amortization of investment gains                0     (897)       0  (3,316)
 Unrealized investment gains (losses)        3,650        0   (3,537)      0
 Required by formula                        11,564        0   13,233       0
                                           -------  -------  -------  ------
 Balance, end of year                      $42,099  $25,218  $28,409  $18,140
                                           -------  -------  -------  ------
                                           -------  -------  -------  ------

16. FEDERAL INCOME TAXES:
The Company and its subsidiaries file a consolidated federal income tax return. Federal income taxes are calculated for the consolidated group based upon amounts determined to be payable as a result of operations within the current year. No provision is recognized for timing differences which may exist between financial statement and taxable income. Such timing differences include reserves, depreciation and accrual of market discount on bonds. Cash payments for federal income taxes were approximately $12,429,000, $43,200,000 and $25,000,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

17. RISK-BASED CAPITAL:
Effective December 31, 1993 the NAIC adopted risk-based capital requirements for life insurance companies. The risk-based capital requirements provide a method for measuring the minimum acceptable amount of adjusted capital that a life insurer should have, as determined under statutory accounting practices, taking into account the risk characteristics of its investments and products. The Company has met the minimum risk-based capital requirements for 1995 and 1994.

18. NEW ACCOUNTING PRONOUNCEMENT:
In April,  1993, the  Financial Accounting  Standards Board  (FASB) issued  FASB
Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises." Under this interpretation, annual financial statements of mutual life insurance enterprises for fiscal years beginning after December 15, 1992, shall provide a brief description that financial statements prepared on the basis of statutory accounting practices will no longer be described as prepared in conformity with generally accepted accounting principles. In January 1995, Statement of Financial Accounting Standards

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

18. NEW ACCOUNTING PRONOUNCEMENT (CONTINUED):
No. 120 (SFAS No. 120) "Accounting and Reporting by Mutual Life Insurance Enterprises for Certain Long Duration Participating Contracts" was issued. SFAS No. 120 delays the effective date of interpretation No. 40 until fiscal years beginning after December 15, 1995.

Beginning in 1996, the Company will file financial statements prepared in accordance with all applicable pronouncements that define generally accepted accounting principles for all enterprises.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDER
SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
WELLESLEY HILLS, MASSACHUSETTS

We have audited the accompanying balance sheets of Sun Life Assurance Company of Canada (U.S.) (a wholly-owned subsidiary of Sun Life Assurance Company of Canada) as of December 31, 1995 and 1994, and the related statements of operations, capital stock and surplus, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 7, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No events have occurred which are required to be reported by Item 304 of Regulation S-K.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and principal officers of the Registrant are listed below, together with information as to their ages, dates of election and principal business occupations during the last five years (if other than their present business occupations). Except as otherwise indicated, the directors and officers of the Registrant who are associated with Sun Life Assurance Company of Canada and/or its subsidiaries have been associated with Sun Life Assurance Company of Canada for more than five years either in the position shown or in other positions.

Richard B. Bailey, 69, Director (1983*)
500 Boylston Street
Boston, Massachusetts 02116

     He is a Director of Sun Life Insurance and Annuity Company of New York and a Director/Trustee of certain Funds in the MFS Family of Funds. Prior to October 1, 1991 he was Chairman and a Director of Massachusetts Financial Services Company.

A. Keith Brodkin, 60, Director (1990*)
500 Boylston Street
Boston, Massachusetts  02116

     He is Chairman and a Director of Massachusetts Financial Services Company; a Director of Sun Life Insurance and Annuity Company of New York;
and a Director/Trustee and/or Officer of the Funds in the MFS Family of Funds.

M. Colyer Crum, 63, Director (1986*)
Harvard Business School
Soldiers Field Road
Boston, Massachusetts  02163

     He is a Professor at the Harvard Business School and a Director of Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity
Company  of  New  York,   Merrill  Lynch  Basic  Value  Fund, Inc.,  Merrill
Lynch   Capital  Fund,  Inc., Merrill Lynch Natural Resources Trust, Merrill
Lynch Ready Assets Trust, Merrill Lynch Special Value Fund, Inc., Merrill Lynch U.S.A. Government Reserves, Merrill Lynch U.S. Treasury Money Fund, MuniVest California Insured Fund, Inc., MuniVest Florida Fund, Inc., MuniVest Michigan Insured Fund, Inc., MuniVest New Jersey Fund, Inc., MuniVest New York Insured Fund, Inc., MuniYield Florida Insured Fund, MuniYield Insured Fund II, Inc., MuniYield Michigan Insured Fund, Inc., MuniYield New Jersey Insured Fund, Inc., MuniYield New York Insured Fund III, Inc., and MuniYield Pennsylvania Fund.

John R. Gardner, 58, President and Director (1986*)
150 King Street West
Toronto, Ontario, Canada M5H 1J9

     He is President and a Director of Sun Life Assurance Company of Canada and Sun Life Insurance and Annuity Company of New York and a Director of Massachusetts Financial Services Company, Massachusetts Casualty Insurance Company and Sun Life Financial Services Limited.


_____________
* Year Elected Director

John S. Lane, 61, Director (1991*)
150 King Street West
Toronto, Ontario, Canada M5H 1J9

     He is Senior Vice President, Investments of Sun Life Assurance Company of Canada and a Director of Sun Investment Services Company, Sun Life Insurance and Annuity Company of New York and Sun Capital Advisers, Inc.

David D. Horn, 54, Senior Vice President and General Manager
and Director (1970, 1985*)
One Sun Life Executive Park
Wellesley Hills, Massachusetts  02181

     He is Senior Vice President and General Manager for the United States of Sun Life Assurance Company of Canada; Chairman and President and a Director of Sun Investment Services Company; President and a Director of Sun Benefit Services Company, Inc., Sun Canada Financial Co., and Sun Life Financial Services Limited; Senior Vice President and a Director of Sun Life Insurance and Annuity Company of New York; Vice President and a Director of Sun Growth Variable Annuity Fund, Inc.; a Director of Sun Capital Advisers, Inc; Chairman and a Director of Massachusetts Casualty Insurance Company; a Trustee of MFS/Sun Life Series Trust; and a Member of the Boards of Managers of Money Market Variable Account, High Yield Variable Account, Capital Appreciation Variable Account, Government Securities Variable Account, Total Return Variable Account, Managed Sectors Variable Account and World Governments Variable Account.

Angus A. MacNaughton, 64, Director (1985*)
950 Tower Lane, Metro Tower, Suite 1170
Foster City, California 94404

     He is President of Genstar Investment Corporation and a Director of Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity Company of New York, Canadian Pacific, Ltd., Stelco Inc. and Varian Associates, Inc.

John D. McNeil, 62, Chairman and Director (1982*)
150 King Street West
Toronto, Ontario, Canada M5H 1J9

     He is Chairman and a Director of Sun Life Assurance Company of Canada and Sun Life Insurance and Annuity Company of New York; a Director of Massachusetts Financial Services Company; President and a Director of Sun Growth Variable Annuity Fund, Inc.; Chairman and a Trustee of MFS/Sun Life Series Trust; Chairman and a Member of the Boards of Managers of Money Market Variable Account, High Yield Variable Account, Capital Appreciation Variable Account, Government Securities Variable Account, Total Return Variable Account, Managed Sectors Variable Account and World Governments Variable Account; and a Director of Shell (Canada) Limited and Canadian Pacific, Ltd.

Robert A. Bonner, 51, Vice President, Pensions (1986)
One Sun Life Executive Park
Wellesley Hills, Massachusetts  02181

     He is Vice President, Pensions for the United States of Sun Life Assurance Company of Canada.

Robert E. McGinness, 54, Vice President and Counsel (1983)
One Sun Life Executive Park
Wellesley Hills, Massachusetts  02181

     He is Vice President and Counsel for the United States of Sun Life Assurance Company of Canada; Vice President and Counsel and a director of Sun Investment Services Company and Sun Benefit Services Company, Inc.; and a Director of New London Trust, F.S.B. and Massachusetts Casualty Insurance Company.


_____________
* Year Elected Director

S. Caesar Raboy, 59, Vice President, Individual Insurance (1991)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

     He is Vice President, Individual Insurance for the United States of Sun Life Assurance Company of Canada; Vice President of Sun Life Insurance and Annuity Company of New York; and Vice President and a Director of Sun Life Financial Services Limited. Prior to 1990 he was President and Chief Operating Officer of Connecticut Mutual Life Insurance Company.

C. James Prieur, 44, Vice President, Investments (1993)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

     He is Vice President, Investments for the United States of Sun Life Assurance Company of Canada; Vice President, Investments of Sun Investment Services Company and Sun Life Insurance and Annuity Company of New York; and a Director of Sun Capital Advisers, Inc., New London Trust, F.S.B. and Sun Canada Financial Co.

Bonnie S. Angus, 54, Secretary (1974)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

     She is Assistant Secretary for the United States of Sun Life Assurance Company of Canada; and Secretary of Sun Investment Services Company, Sun Benefit Services Company, Inc., MFS/Sun Life Series Trust, Sun Growth Variable Annuity Fund, Inc., Money Market Variable Account, High Yield Variable Account, Capital Appreciation Variable Account, Government Securities Variable Account, Total Return Variable Account, Managed Sectors Variable Account, World Governments Variable Account, Sun Life Insurance and Annuity Company of New York, Sun Capital Advisers, Inc., New London Trust, F.S.B., Sun Life Financial Services Limited and Sun Canada Financial Co.

L. Brock Thomson, 54, Vice President and Treasurer (1974)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

     He is Vice President, Portfolio Management for the United States of Sun Life Assurance Company of Canada; Vice President and Treasurer of Sun Investment Services Company, Sun Benefit Services Company, Inc., Sun Life Insurance and Annuity Company of New York and Sun Capital Advisers, Inc.; and Assistant Treasurer of Massachusetts Casualty Insurance Company.

Robert P. Vrolyk, 42, Vice President and Actuary (1986)
One Sun Life Executive Park
Wellesley Hills, Massachusetts  02181

     He is Vice President, Finance for the United States of Sun Life Assurance Company of Canada; Vice President, Controller and Actuary of Sun Life Insurance and Annuity Company of New York; Vice President and a Director of Sun Canada Financial Co.; and Chief Actuary and a Director of
Massachusetts Casualty Insurance Company.

     The directors, officers and employees of the Registrant, are covered under a commercial blanket bond and a liability policy.


_____________
* Year Elected Director

ITEM 11. EXECUTIVE COMPENSATION.

     All of the executive officers of the Registrant also serve as officers of Sun Life Assurance Company of Canada and receive no compensation directly from the Registrant. Allocations have been made as to such officers time devoted to duties as executive officers of the Registrant and its subsidiaries. The allocated cash compensation of all executive officers of the Registrant as a group for services rendered in all capacities to the Registrant and its subsidiaries during 1995, totalled $812,410. The allocated compensation of the named executive officers is as follows:

                                       ALLOCATED COMPENSATION
                                       ----------------------
                                                                    OTHER ALLOCATED
     NAME/POSITION                YEAR      SALARY       BONUS      COMPENSATION
     -------------                ----     --------     -------     ---------------
     John D. McNeil               1995     $ 76,854     $29,344
     Chairman                     1994     $ 59,189     $12,284
                                  1993     $ 16,655     $ 3,482

     David D. Horn                1995     $176,800     $52,728         $5,787
     Senior Vice President        1994     $ 68,985     $22,995
     and General Manager          1993     $ 64,818     $22,160


     Robert A. Bonner,            1995     $134,227     $24,824         $9,892
     Vice President, Pensions     1994     $111,632     $15,706
                                  1993     $ 97,160     $18,877
     Vice President and Actuary   1995     $ 93,079     $19,136
                                  1994     $ 90,026     $17,552
                                  1993     $ 67,587     $16,897

     C. James Prieur,
     Vice President, Investments  1995     $ 95,416     $36,650
                                  1994     $ 82,918     $17,398
                                  1993     $ 80,621     $20,155

     Robert Leach,
     Vice President, Individual
     Annuities                    1995     $138,500     $25,371
                                  1994     $132,248     $13,500
                                  1993     $125,000     $13,500

     Directors of the Registrant who are also officers of Sun Life Assurance Company of Canada or its affiliates receive no compensation in addition to their compensation as officers of Sun Life Assurance Company of Canada or its affiliates. Messrs. Bailey, Crum and MacNaughton receive compensation in the amount of $5,000 per year, plus $800 for each board or committee meeting attended, plus expenses.

     No shares of the Registrant are owned by any executive officer or director. The Registrant is a wholly-owned subsidiary of Sun Life Assurance Company of Canada, 150 King Street West, Toronto, Ontario, Canada.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is not applicable since the Registrant is wholly-owned by Sun Life Assurance Company of Canada.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS REINSURANCE

     See discussion of Reinsurance in Item 1.

SERVICE CONTRACT

     The Registrant has an agreement with its parent company which provides that the parent company will furnish, as requested, personnel as well as certain services and facilities on a cost reimbursement basis. Expenses under this agreement amounted to approximately $20,293,000 in 1995.

LEASES

     The Registrant leases office space to the parent company under lease agreements with terms expiring in September, 1999 and options to extend the terms for each of thirteen successive five year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Registrant under the leases for 1995 amounted to approximately $4,891,000.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)   1.  Financial statements (set forth in Item 8):

          -   Balance Sheets as of December 31, 1995 and December 31, 1994.

          - Statements of Operations for each of the three years ended December 31, 1995, December 31, 1994 and December 31, 1993.

          - Statements of Capital Stock and Surplus for each of the three years ended December 31, 1995, December 31, 1994 and December 31, 1993.

          - Statements of Cash Flows for each of the three years ended December 31, 1995, December 31, 1994 and December 31, 1993.

          -   Notes to Financial Statements.

          -   Independent Auditors' Report.

(a)   2.  Financial statement schedules (set forth below):

          - Schedule I - Summary of Investments, Other than Investments in Related Parties.

          -   Schedule VI - Reinsurance.

          -   Independent Auditors' Report.

Financial Statement Schedules not included in this Form 10-K have been omitted because the required information either is not applicable or is presented in the consolidated financial statements or notes thereto.

                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                                SCHEDULE I

            SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN
                              RELATED PARTIES


                                                                    Amount at which shown in
     Type of Investment                    Cost          Value        the balance sheet*
Fixed maturities:
  Bonds:
  Unites States government and
  government agencies and authorities   $   467,597   $   489,937       $   467,597

States, municipalities and political
   subdivisions                               2,252         2,333             2,252

Foreign governments                          38,303        42,848            38,303

Public utilities                            513,704       558,967           513,704

Transportation                              215,786       236,359           215,786

Finance                                     225,074       238,836           225,074

All other corporate bonds                 1,045,745     1,105,701         1,045,745
                                         ----------    ----------        ----------

  Total fixed maturities                  2,508,461     2,674,981         2,508,461
                                         ----------    ----------        ----------

Mortgage  loans on real estate            1,066,911     xxxxxxxxx         1,066,911

Real estate                                  92,441     xxxxxxxxx            71,699*

Real estate acquired in satisfaction
   of debt                                   26,384     xxxxxxxxx            23,875

Other invested assets                        38,387     xxxxxxxxx            38,387

Policy loans                                 38,355     xxxxxxxxx            38,355

Short-term investments                      337,606     xxxxxxxxx           337,606

   Total investments                     $4,108,545     xxxxxxxxx        $4,085,294
                                         ----------    ----------        ----------
                                         ----------    ----------        ----------


*Net of provision for unrealized loses of $10,689

                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                                SCHEDULE VI

                                REINSURANCE


                                                                                      % AMOUNT
                                                                                      ASSUMED
                                      CEDED TO         ASSUMED FROM         NET        TO NET
                       DIRECT      OTHER COMPANIES    OTHER COMPANIES      AMOUNT      AMOUNT
                       ------      ---------------    ---------------      ------      ------
Life Insurance In -Force
      (in 000's)

December 31, 1995    $1,277,888      $6,580,848         $12,011,507      $6,708,547    179.0%
                     ----------      ----------         ----------       ----------    ------

December 31, 1994    $1,342,863      $6,957,308         $12,584,516      $6,970,071    180.6%
                     ----------      ----------         ----------       ----------    ------

December 31, 1993    $1,424,983      $7,020,735         $12,579,451      $6,983,699    180.1%
                     ----------      ----------         ----------       ----------    ------


Life Insurance Premiums
        (in 000's)

December 31, 1995        $6,051         $10,258            $217,449        $213,242    101.9%
                         ------         -------            --------        --------    ------

December 31, 1994        $6,490          $8,327            $246,571        $244,734    100.8%
                         ------         -------            --------        --------    ------

December 31, 1993        $7,185          $6,572            $284,997        $285,610     99.8%
                         ------         -------            --------        --------    ------

INDEPENDENT AUDITOR'S REPORT
TO THE BOARD OF DIRECTORS AND STOCKHOLDER
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts



     We have audited the balance sheets of Sun Life Assurance Company of Canada (U.S.) (wholly-owned subsidiary of Sun Life Assurance Company of Canada) as of December 31, 1995 and 1994 and the related statements of operations, capital stock and surplus and cash flows for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 7, 1996 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14 (a) 2 in this Form 10-K. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information therein set forth.






Deloitte & Touche LLP
Boston, Massachusetts
February 7, 1996

(A) 3 AND (C).  EXHIBITS:

The following Exhibits are incorporated herein by reference unless otherwise indicated:

EXHIBIT NO.
     1    Underwriting   Agreement   (filed as Exhibit 1 to Registration  Statement on   Form S-1 (Reg. No. 2-
          99959) and as Exhibit 1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-
          2 (Reg. No. 33-29851)).

     3    Certificate   of  incorporation  and  by-laws  (filed as Exhibits 3(a) and 3(b) to the Registration
          Statements on Form S-1 (Reg. Nos. 2-99959 and 33-29851)).

     4    Combination  Fixed/Variable Group Annuity  Contracts and Certificates  (filed as Exhibit 4 to
          Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 2-99959); as Exhibit  4  to  Pre-
          Effective  Amendment  No. 2 to the Registration Statement on Form S-2 (Reg. No. 33-29851); as
          Exhibit 4 to the Registration Statement on Form S-2 (Reg. No. 33-43008); and as Exhibit 4 to Post-
          Effective Amendment No. 3 to the Registration Statement on Form S-2 (Reg. No. 33-43008)).

     5    Opinion re:  Legality (filed as Exhibit 5 to Amendment No. 1 to  Registration  Statement  on Form S-1
          (Reg. No. 2-99959); Exhibit 5 to Pre-Effective Amendment No. 2 to the  Registration  Statement  on
          Form  S-2   (Reg. No. 33-29851); Exhibit 5 to the Registration Statement on Form S-2 (Reg. No. 33-
          31711); and as Exhibit 5 to the Registration Statement on Form S-2 (Reg. No.  33-43008).

     8    Opinion  re:  Tax  Matters  (filed  as Exhibit No. 8 to Amendment No. 1 to Registration Statement on
          Form S-1 (Reg. No. 2-99959).

     10   Service Agreement dated January 18, 1971, between Sun Life Assurance Company of Canada and
          Registrant (filed as Exhibit 9(a) to Registration Statement on Form N-8B-2 of Sun Life of Canada
          (U.S.) Variable Account D).

     22   Subsidiaries of the Registrant (filed herewith).

     24   Powers of attorney (filed herewith).

     27   Financial Data Schedule (filed herewith).

(B)  REPORTS ON FORM 8-K

     No reports have been filed on Form 8-K.

(D) NO ADDITIONAL FINANCIAL STATEMENTS ARE REQUIRED TO BE FILED.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Sun Life Assurance Company of Canada (U.S.), has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Sun Life Assurance Company of Canada (U.S.)
                              (Registrant)

                              By:*  /s/ JOHN D. McNEIL
                                    ------------------------
                                    John D. McNeil, Chairman


                              Date: March 28, 1996
                                    ------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

*/s/ JOHN D. McNEIL                          * /s/ RICHARD B. BAILEY
------------------------------------         ---------------------------------
John D. McNeil                               Richard B. Bailey
Chairman and Director                        Director
(Principal Executive Officer)


Date: March 28, 1996                         Date: March 28, 1996
      -----------------------------                ---------------------------



* /s/ ROBERT P. VROLYK                       * /s/ A. KEITH BRODKIN
------------------------------------         ---------------------------------
Robert P. Vrolyk                             A. Keith Brodkin
Vice President and Actuary                   Director
(Principal Financial & Accounting Officer)


Date: March 28, 1996                         Date: March 28, 1996
      -----------------------------                ---------------------------






-----------------------------------------------------------------
*By Bonnie S. Angus pursuant to Power of Attorney filed herewith.

* /s/ DAVID D. HORN                          *  /s/ JOHN R. GARDNER
------------------------------------         ---------------------------------
David D. Horn                                John R. Gardner
Senior Vice President and                    President and Director
General Manager and Director


Date: March 28, 1996                         Date: March 28, 1996
      -----------------------------                ---------------------------



* /s/ JOHN S. LANE                           * /s/ M. COLYER CRUM
------------------------------------         ---------------------------------
John S. Lane                                 M. Colyer Crum
Director                                     Director


Date: March 28,1996                          Date: March 28, 1996
      -----------------------------                ---------------------------



* /s/ ANGUS A. MACNAUGHTON
------------------------------------
Angus A. MacNaughton
Director


Date: March 28,1996
      -----------------------------




-----------------------------------------------------------------
*By Bonnie S. Angus pursuant to Power of Attorney filed herewith.