Form 10-Q
period 1996-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 1996-05-15
CIK 745544

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                    2-99959
                                                                   33-29851
                                                                   33-31711
                                                                   33-41858
                                                                   33-43008
For Quarter Ended March 31, 1996          Commission File Number   33-58853




                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
             (Exact name of registrant as specified in its charter)




                Delaware                                 04-2461439
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

                                   INDEX
                                                                 Page
PART I:   Financial Information                                  Number

  Item 1: Financial Statements:*
               Balance Sheets -
                 March 31, 1996 and December 31, 1995              3

               Statements of Operations -
                 Three Months Ended
                 March 31, 1996 and March 31, 1995                 4

               Statements of Capital Stock and Surplus -
                 Three Months Ended
                 March 31, 1996 and March 31, 1995                 5

               Statements of Cash Flows -
                 Three Months Ended
                 March 31, 1996 and March 31, 1995                 6

               Notes to Unaudited Financial Statements             7

     Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                       9

Part II:  Other Information

     Item 4: Submission of Matters to a
                   Vote of Security Holders                       10


* The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date. All other statements are unaudited.

                       PART I: FINANCIAL INFORMATION

                        Item 1. Financial Statements

                Sun Life Assurance Company of Canada (U.S.)

                                Balance Sheets


(in 000's)
                                              (Unaudited)      (See note below)
                                                March 31,         December 31,
                                                  1996               1995
                                              ------------        ------------

Assets

Bonds                                          $ 2,403,907        $ 2,846,067
Preferred stock                                          0              1,149
Mortgage loans                                   1,053,589          1,066,911
Investments in subsidiaries                        139,336            138,282
Real estate                                         94,706             95,575
Other invested assets                               38,838             38,387
Policy loans                                        39,334             38,355
Cash                                                (2,807)           (20,280)
Investment income due and accrued                   66,629             62,720
Funds withheld on reinsurance assumed              794,215            741,091
Due from separate accounts                         168,634            148,675
Other assets                                        31,315             26,346
                                              ------------        ------------

General account assets                           4,827,696          5,183,278

Unitized separate account assets                 5,657,608          5,275,808
Non-unitized separate account assets             1,966,877          2,040,596
                                              ------------        ------------

                                               $12,452,181        $12,499,682
                                              ------------        ------------
                                              ------------        ------------

Liabilities

Policy reserves                                $ 1,980,415        $ 1,937,301
Annuity and other deposits                       2,190,737          2,290,656
Policy benefits in process of payment                5,415              5,884
Accrued expenses and taxes                          44,602             44,114
Other liabilities                                   33,431             36,082
Due to parent and affiliates - net                  18,735              9,498
Interest maintenance reserve                        28,763             25,217
Asset valuation reserve                             43,993             42,099
                                              ------------        ------------

General account liabilities                      4,346,091          4,390,851

Unitized separate account liabilities            5,657,584          5,275,783
Non-unitized separate account liabilities        1,966,877          2,040,596
                                              ------------        ------------

                                                11,970,552         11,707,230
                                              ------------        ------------

Capital Stock and Surplus

Capital Stock
 Par value $1,000:
 Authorized 10,000 shares, issued
  and outstanding 5,900 shares                       5,900              5,900
Surplus                                            475,729            786,552
                                              ------------        ------------

Total capital stock and surplus                    481,629            792,452
                                              ------------        ------------

                                               $12,452,181        $12,499,682
                                              ------------        ------------
                                              ------------        ------------

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.



                      See notes to unaudited financial statements.

                Sun Life Assurance Company of Canada (U.S.)

                          Statements of Operations


(in 000's)
                                                          Three Months Ended March 31,
                                                              1996             1995
                                                           ----------        --------
Income

Premiums and annuity considerations                        $ 69,238          $ 66,042
Annuity and other deposit funds                             100,577           302,035
Transfers from (to) separate accounts-net                   (45,066)           47,385
Net investment income                                        86,837            86,725
Amortization of interest maintenance reserve                    243               374
Realized losses on investments                                 (620)             (548)
Mortality and expense risk charges                           18,389            13,566
Other income - net                                           20,530            (7,878)
                                                           ----------        --------
                                                            250,128           507,701

Benefits and Expenses

Decrease in liability for annuity
  and other deposit funds                                   (99,919)          (29,592)
Increase in policy reserves                                  43,113            48,034
Death, surrender benefits, and annuity payments              42,792            47,567
Annuity and other deposit fund withdrawals                  274,668           130,980
Transfers to (from) non-unitized separate account           (79,283)          267,345
                                                           --------          ---------
                                                            181,371           464,334

Operating expenses                                           10,413             9,163
Commissions                                                  29,834            32,652
Dividends                                                     5,627             7,502
Taxes, licenses and fees                                        876             2,113
                                                           --------          ---------
                                                            228,121           515,764
                                                           --------          ---------

Net income (loss) from operations before
  surplus note interest and equity
  in income of subsidiaries                                  22,007            (8,063)

Surplus note interest                                        (6,700)           (7,788)
                                                           --------          ---------

Net income (loss) from operations before
  equity in income of subsidiaries
  and federal income tax                                     15,307           (15,851)

Equity in income of subsidiaries                             16,170             8,644

Federal income tax (expense) benefit                         (2,935)            1,108
                                                           --------          ---------

Net income (loss)                                          $ 28,542          $ (6,099)
                                                           --------          ---------
                                                           --------          ---------

                      See notes to unaudited financial statements.

                 Sun Life Assurance Company of Canada (U.S.)

                   Statements of Capital Stock and Surplus




(in 000's)                                       Three Months Ended March 31,
                                                    1996              1995
                                                ------------       ----------

Capital Stock                                      $  5,900           $  5,900

Paid-in Surplus                                     199,355            199,355

Surplus Notes

   Balance, beginning of period                     650,000            335,000

   Paid during period                              (335,000)                 0
                                                  ---------           ---------
   Balance, end of period                           315,000            335,000

Unassigned Surplus

Balance, beginning of period                       $(62,802)          $(84,766)

Net income (loss)                                    28,542             (6,099)

Change in non-admitted assets                        (1,599)              (590)

Unrealized gains (losses) on real estate               (872)               369

Change in and transfers of
 separate account surplus                                 0                 (7)

Change in asset valuation reserve                    (1,895)           (11,735)
                                                  ---------           ---------
Balance, end of period                              (38,626)          (102,828)
                                                  ---------           ---------
Total surplus                                       475,729            431,527
                                                  ---------           ---------
Total capital stock and surplus                    $481,629           $437,427
                                                  ---------           ---------
                                                  ---------           ---------


                See notes to unaudited financial statements.

                  Sun Life Assurance Company of Canada (U.S.)


                          Statements of Cash Flows



(in 000's)                                                              Three Months Ended March 31,
                                                                           1996                 1995
                                                                        -----------          ----------

Cash flows from operating activities:

Net income (loss) from operations before surplus note
  interest and equity in income of subsidiaries                          $  22,007           $  (8,063)

Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:

Decrease in liability for annuity and other deposit funds                  (99,919)            (29,592)

Increase in policy reserves                                                 43,113              48,034

Increase in investment income due and accrued                               (3,910)            (17,917)

Net accrual and amortization of discount and
  premium on investments                                                       954                 623

Realized losses on investments                                                 620                 548

Change in non-admitted assets                                               (1,599)               (590)

Change in funds withheld on reinsurance                                    (53,124)            (47,899)

Other                                                                      (16,311)             42,482
                                                                        -----------          ----------

Net cash used in operating activities                                     (108,169)            (12,374)
                                                                        -----------          ----------

Cash flows from investing activities:

Proceeds from sale and maturity of investments                             549,027             445,862

Purchase of investments                                                   (323,300)           (361,248)

Net change in short-term investments                                       233,147             (54,643)

Investment in subsidiaries                                                  (1,000)                  0

Dividends from subsidiaries                                                  9,468                 478
                                                                        -----------          ----------

Net cash provided by investing activities                                  467,342              30,449
                                                                        -----------          ----------

Cash flows from financing activities:

Repayment of surplus notes                                                (335,000)                  0

Payment of interest on surplus note                                         (6,700)             (7,788)

Repayment of seed capital                                                        0               4,032
                                                                        -----------          ----------

Net cash used in financing activities                                     (341,700)             (3,756)
                                                                        -----------          ----------

Increase in cash during the year                                            17,473              14,319

Cash balance, beginning of period                                          (20,280)            (11,460)
                                                                        -----------          ----------

Cash balance, end of period                                              $  (2,807)           $  2,859
                                                                        -----------          ----------
                                                                        -----------          ----------



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

(2) Management and Service Contracts

Expenses under the agreement with the parent which provides for the parent to provide certain services amounted to approximately $5,012,000 and $5,244,000 for the three month periods in 1996 and 1995.

(3) Investments in Subsidiaries

The following is combined unaudited summarized financial information of the subsidiaries as of March 31, 1996 and 1995 and for the three months then ended:

                                                    1996          1995
                                                  --------      --------
                                                         (000's)

Intangible assets                                 $  11,672    $ 12,995
Other assets, net of liabilities                    127,345     126,960
                                                  ---------    --------
Total net assets                                  $ 139,017    $139,955
                                                  ---------    --------
                                                  ---------    --------
Total income                                      $ 156,241    $141,649
Total expenses                                     (137,602)   (131,953)
Income tax expense                                   (8,459)     (4,062)
                                                  ---------    --------
Net income                                        $  10,180    $  5,634
                                                  ---------    --------
                                                  ---------    --------

(4) Surplus Notes

The Registrant repaid $335,000,000 of surplus notes to its parent on January 16, 1996 after having received permission from the Delaware Department of Insurance.

In determining the equity in income of subsidiaries for the periods, the Registrant has excluded expenses of approximately $6,648,000 in 1996 and $3,018,000 in 1995, representing payables to the Registrant in lieu of Federal income taxes.

                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(5) Investment Income

Net investment income consisted of:

                                                  Three Months Ended
                                                      March 31,
                                                 ----------------------
                                                   1996          1995
                                                 --------      -------
                                                        (000's)
Interest income from bonds                       $46,025       $50,444
Interest income from mortgage loans               24,387        25,883
Interest income from policy loans                    510           561
Real estate investment income                      2,555         2,240
Interest income on funds withheld                 15,444        10,036
Other                                                606           963
                                                 --------      -------
     Gross investment income                      89,527        90,127
Investment expenses                                2,690         3,402
                                                 --------      -------
                                                 $86,837       $86,725
                                                 --------      -------
                                                 --------      -------


                                   ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net income from operations before surplus note interest and equity in income of subsidiaries and federal income tax increased by $30,068,000 from a loss of $8,061,000 for the three months ended March 31, 1995 to a gain of $22,007,000 for the same period in 1996. Reinsurance agreements with the parent had the effect of decreasing net income by $11,520,000 in 1995 as compared to increasing net income by $6,298,000 in 1996. Prior to reinsurance, net income from operations increased by $12,250,000 from $3,459,000 in 1995 to $15,709,000 for the same period in 1996. Mortality and expense risk charges increased by $4,823,000 reflecting the increase in the sales related to unitized separate account assets. Commissions decreased by $2,281,000 as a result of fewer sales of combination fixed/variable annuities. The remaining increase in net income of approximately $5,146,000 reflects the earnings with respect to the individual market value adjusted annuities for the three months ended March 31, 1996. The interplay between the market value of the assets and the timing of changes in interest rates credited to contracts which impact the calculation of the market value adjusted cash values and, in turn, the reserves. Fewer sales and the change in the mix between fixed and variable deposits for this product line from 70% fixed and 30% variable in 1995 to 8% fixed and 92% variable in 1996 results in less strain.

Total revenues decreased by $257,574,000 from $507,701,000 for the three months ended March 31, 1995 to $250,128,000 for the same period in 1996. Revenues from reinsurance transactions increased by $2,247,000. Premiums and annuity considerations on a pre-reinsurance basis increased by $6,307,000 reflecting increased annuitizations. Fixed annuity deposit funds decreased by $240,882,000 as interest rates remained at low levels. Sales of group pension guaranteed investment contracts increased by $39,424,000 primarily as the result of unusually slow sales for the three months in 1995. Pre-reinsurance net investment income decreased by $5,296,000 reflecting a decrease in the general account invested asset base and lower yields. Net transfers from the separate accounts decreased by $92,451,000 reflecting the decline in interest rates and less movement of monies into the fixed rate environment. Mortality and expense risk charges increased by $4,823,000 reflecting the market appreciation in the unitized separate accounts. Other income increased by $28,408,000 from an expense of $7,878,000 in 1995 to income of $20,530,000 reflecting an increase in the surplus transfer from the separate accounts.

Benefits and expenses decreased by $287,643,000 from $515,764,000 for the three months ended March 31, 1995 to $228,121,000 for the same period in 1996. Reinsurance had the effect of decreasing benefits and expenses by $15,571,000 primarily from lower commissions due to no assumption of new contract issues. Prior to reinsurance, benefits and expenses decreased by $272,072,000. The change in the liability for annuity and other deposit funds decreased by $70,327,000 reflecting lower interest credited rates. Policy reserves increased by $5,066,000 reflecting the increased annuitizations. Annuity and other deposit fund withdrawals increased by $143,688,000 as a result of increased surrenders of fixed annuities for which interest rate guarantee periods have expired. Transfers to the non-unitized separate account decreased by $346,628,000 reflecting the lower interest credited rates. Commissions decreased by $2,818,000 reflecting fewer annuity and other deposit fund sales discussed above. Taxes, licenses and fees decreased by $1,237,000 reflecting lower guarantee fund assessments.

                           PART II: OTHER INFORMATION

   Item 4:  Submission of Matters to a Vote of Security Holders

       (a) The annual meeting of stockholders of the Registrant was held on February 7, 1996.

       (b) The following directors of Registrant were re-elected at the annual meeting:

               Richard B. Bailey             David D. Horn
               A. Keith Brodkin              John S. Lane
               M. Colyer Crum                Angus A. MacNaughton
               John R. Gardner               John D. McNeil

       (c)  Not applicable

                                SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Sun Life Assurance Company
                                     of Canada (U.S.)



Date         May 13, 1996                       /s/ Bonnie S. Angus
      ------------------------        ----------------------------------
                                      Bonnie S. Angus
                                      Secretary



Date         May 13, 1996                      /s/ Robert P. Vrolyk
      ------------------------        ----------------------------------
                                      Robert P. Vrolyk
                                      Vice President and Actuary