Form 10-Q/A
period 1996-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 1996-09-11
CIK 745544

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                       2-99959
                                                                      33-29851
                                                                      33-31711
                                                                      33-41858
                                                                      33-43008
For Quarter Ended    June 30, 1996            Commission File Number  33-58853
                  -------------------                                 --------



                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




           Delaware                                           04-2461439
- -------------------------------                        ------------------------
(State or other jurisdiction of                        (IRS Employer I. D. No.)
 incorporation or organization)


One Sun Life Executive Park, Wellesley Hills, MA.                      02181
- -------------------------------------------------                    ----------
    (Address of Principal Executive Offices)                         (Zip Code)


Registrant's telephone number, including area code  (617) 237-6030



                                      NONE
                   ------------------------------------------
                     Former name, former address, and former
                   fiscal year, if changed since last report.



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





                                    INDEX



                                                                  PAGE
PART I:  FINANCIAL INFORMATION                                  NUMBER

       Item 1: Financial Statements:*

               Balance Sheets -
                 June 30, 1996 and December 31, 1995                  3

               Statements of Operations -
                 Three Months Ended
                 June 30, 1996 and June 30, 1995                      4

               Statement of Operations -
                 Six Months Ended
                 June 30, 1996 and June 30, 1995                      5

               Statements of Capital Stock and Surplus -
                 Six Months Ended
                 June 30, 1996 and June 30, 1995                      6

               Statements of Cash Flows -
                 Six Months Ended
                 June 30, 1996 and June 30, 1995                      7

               Notes to Unaudited Financial Statements                8

       Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                            10


PART II:  OTHER INFORMATION

               None




*The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date. All other statements are unaudited.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (WHOLLY-OWNED SUBSIDIARY OF
                     SUN LIFE ASSURANCE COMPANY OF CANADA)

                               BALANCE SHEETS
(IN 000'S)
                                              (UNAUDITED)      (SEE NOTE BELOW)
                                                JUNE 30,         DECEMBER 31,
ASSETS                                            1996               1995
                                               -----------        -----------
Bonds                                          $ 2,319,417        $ 2,846,067
Preferred stock                                          0              1,149
Mortgage loans                                   1,024,401          1,066,911
Investments in subsidiaries                        143,477            138,282
Real estate                                         94,711             95,575
Other invested assets                               46,726             38,387
Policy loans                                        39,084             38,355
Cash                                                 3,261            (20,280)
Investment income due and accrued                   63,941             62,720
Funds withheld on reinsurance assumed              796,660            741,091
Due from separate accounts                         188,247            148,675
Other assets                                        36,152             26,346
                                               -----------        -----------

General account assets                           4,756,077          5,183,278

Unitized separate account assets                 5,899,982          5,275,808
Non-unitized separate account assets             1,913,542          2,040,596
                                               -----------        -----------

                                               $12,569,601        $12,499,682
                                               -----------        -----------
                                               -----------        -----------
LIABILITIES

Policy reserves                                $ 2,027,394        $ 1,937,301
Annuity and other deposits                       2,074,936          2,290,656
Policy benefits in process of payment                4,884              5,884
Accrued expenses and taxes                          42,130             44,114
Other liabilities                                   38,909             36,082
Due to (from) parent and affiliates - net           (9,392)             9,498
Interest maintenance reserve                        29,651             25,217
Asset valuation reserve                             45,607             42,099
                                               -----------        -----------

General account liabilities                      4,254,119          4,390,851
                                               -----------        -----------

Unitized separate account liabilities            5,899,958          5,275,783
Non-unitized separate account liabilities        1,913,542          2,040,596
                                               -----------        -----------

                                                12,067,619         11,707,230
                                               -----------        -----------
CAPITAL STOCK AND SURPLUS

Capital Stock
 Par value $1,000:
 Authorized 10,000 shares, issued
  and outstanding 5,900 shares                       5,900              5,900
Surplus                                            496,082            786,552
                                               -----------        -----------

Total capital stock and surplus                    501,982            792,452
                                               -----------        -----------

                                               $12,569,601        $12,499,682
                                               -----------        -----------
                                               -----------        -----------

     Note:  The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

                  See notes to unaudited financial statements.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (WHOLLY-OWNED SUBSIDIARY OF
                     SUN LIFE ASSURANCE COMPANY OF CANADA)

                            STATEMENTS OF OPERATIONS

(IN 000'S)
                                                    THREE MONTHS ENDED JUNE 30,
INCOME                                               1996               1995
                                                   ---------           --------
Premiums and annuity considerations                $  70,961           $ 63,025
Annuity and other deposit funds                      129,606            216,791
Transfers to separate accounts - net                 (12,676)           (18,663)
Net investment income                                 88,771             85,926
Amortization of interest maintenance reserve             138                190
Realized losses on investments                          (821)            (1,512)
Mortality and expense risk charges                    19,907             14,499
Other income - net                                    19,581              7,875
                                                   ---------           --------
                                                     315,467            368,131
                                                   ---------           --------

BENEFITS AND EXPENSES

Increase (decrease) in liability for annuity
  and other deposit funds                           (115,801)            40,727
Increase in policy reserves                           46,979             37,543
Death, surrender benefits, and annuity payments       49,882             40,453
Annuity and other deposit fund withdrawals           271,613            121,344
Transfers to non-unitized separate account               578             66,204
                                                   ---------           --------
                                                     253,251            306,271

Operating expenses                                    11,633              9,576
Commissions                                           33,161             25,284
Dividends                                              7,665              5,209
Taxes, licenses and fees                                 597              2,849
                                                   ---------           --------
                                                     306,307            349,189
                                                   ---------           --------

NET INCOME FROM OPERATIONS BEFORE
  SURPLUS NOTE INTEREST AND EQUITY
  IN INCOME OF SUBSIDIARIES                            9,160             18,942

Surplus note interest                                 (5,504)            (7,787)
                                                   ---------           --------

NET INCOME FROM OPERATIONS BEFORE
  EQUITY IN INCOME OF SUBSIDIARIES
  AND FEDERAL INCOME TAX                               3,656             11,155

Equity in income of subsidiaries                      21,424             12,022

Federal income tax expense                            (4,182)            (8,432)
                                                   ---------           --------

NET INCOME                                         $  20,898           $ 14,745
                                                   ---------           --------
                                                   ---------           --------


                  See notes to unaudited financial statements.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (WHOLLY-OWNED SUBSIDIARY OF
                     SUN LIFE ASSURANCE COMPANY OF CANADA)

                            STATEMENTS OF OPERATIONS

(IN 000'S)
                                                    SIX MONTHS ENDED JUNE 30,
INCOME                                                  1996          1995
                                                     ---------      --------
Premiums and annuity considerations                  $ 140,199      $129,067
Annuity and other deposit funds                        230,183       518,826
Transfers from (to) separate accounts - net            (57,742)       28,722
Net investment income                                  175,608       172,651
Amortization of interest maintenance reserve               381           564
Realized losses on investments                          (1,441)       (2,060)
Mortality and expense risk charges                      38,296        28,065
Other income - net                                      40,111            (3)
                                                     ---------      --------

                                                       565,595        875,832
                                                     ---------      --------

BENEFITS AND EXPENSES

Increase (decrease) in liability for annuity
  and other deposit funds                             (215,720)       11,135
Increase in policy reserves                             90,092        85,577
Death, surrender benefits, and annuity payments         92,674        88,020
Annuity and other deposit fund withdrawals             546,281       252,324
Transfers to (from) non-unitized separate account      (78,705)      333,549
                                                     ---------      --------
                                                       434,622       770,605

Operating expenses                                      22,046        18,739
Commissions                                             62,995        57,936
Dividends                                               13,292        12,711
Taxes, licenses and fees                                 1,473         4,962
                                                     ---------      --------

                                                       534,428       864,953
                                                     ---------      --------


NET INCOME FROM OPERATIONS BEFORE
  SURPLUS NOTE INTEREST AND EQUITY
  IN INCOME OF SUBSIDIARIES                             31,167        10,879
                                                     ---------      --------

Surplus note interest                                  (12,204)      (15,575)
                                                     ---------      --------

NET INCOME (LOSS) FROM OPERATIONS BEFORE
  EQUITY IN INCOME OF SUBSIDIARIES
  AND FEDERAL INCOME TAX                                18,963        (4,696)

Equity in income of subsidiaries                        37,594        20,666

Federal income tax expense                              (7,117)       (7,324)
                                                     ---------      --------

NET INCOME                                           $  49,440      $  8,646
                                                     ---------      --------
                                                     ---------      --------


                  See notes to unaudited financial statements.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (WHOLLY-OWNED SUBSIDIARY OF
                     SUN LIFE ASSURANCE COMPANY OF CANADA)


                       STATEMENTS OF CAPITAL AND SURPLUS


(IN 000'S)                                  SIX MONTHS ENDED JUNE 30,
                                                1996           1995
                                             ---------       --------
CAPITAL STOCK                                $   5,900       $  5,900


PAID-IN SURPLUS                                199,355        199,355


SURPLUS NOTES

Balance, beginning of period                   650,000        335,000

Paid during period                            (335,000)             0
                                             ---------       --------

Balance, end of period                         315,000        335,000


UNASSIGNED SURPLUS

Balance, beginning of period                   (62,801)       (84,766)

Net income                                      49,440          8,646

Change in non-admitted assets                     (958)        (1,729)

Unrealized gains  (losses) on real estate         (446)           737

Change in and transfers of
 separate account surplus                            0             (1)

Change in asset valuation reserve               (3,508)        (5,604)
                                             ---------       --------

Balance, end of period                         (18,273)       (82,717)
                                             ---------       --------

Total surplus                                  496,082        451,638
                                             ---------       --------

TOTAL CAPITAL STOCK AND SURPLUS              $ 501,982       $457,538
                                             ---------       --------
                                             ---------       --------


                  See notes to unaudited financial statements.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (WHOLLY-OWNED SUBSIDIARY OF
                     SUN LIFE ASSURANCE COMPANY OF CANADA)


                            STATEMENTS OF CASH FLOWS

(IN 000'S)                                                              SIX MONTHS ENDED JUNE 30,
                                                                           1996            1995
                                                                        ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:


Net income from operations before surplus note
  interest and equity in income of subsidiaries                         $  31,167        $ 10,879

ADJUSTMENTS TO RECONCILE NET INCOME FROM OPERATIONS
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Increase (decrease) in liability for annuity and other deposit funds     (215,720)         11,135

Increase in policy reserves                                                90,093          85,577

Increase in investment income due and accrued                              (1,222)        (25,377)

Net accrual and amortization of discount and
  premium on investments                                                    1,887           1,251

Realized losses on investments                                              1,441           2,060

Change in non-admitted assets                                                (958)         (1,729)

Change in funds withheld on reinsurance                                   (55,569)        (87,977)

Other                                                                     (37,840)         32,454
                                                                        ---------        --------

Net cash provided by (used in) operating activities                      (186,721)         28,273
                                                                        ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale and maturity of investments                            968,086         944,320

Purchase of investments                                                  (672,189)       (878,775)

Net change in short-term investments                                      244,181         (89,228)

Investment in subsidiaries                                                 (1,000)

Dividends from subsidiaries                                                18,388           6,777
                                                                        ---------        --------

Net cash provided by (used in) investing activities                       557,466         (16,906)
                                                                        ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of surplus notes                                               (335,000)              0

Payment of interest on surplus note                                       (12,204)        (15,575)

Repayment of seed capital                                                       0           4,036
                                                                        ---------        --------

Net cash used in financing activities                                    (347,204)        (11,539)
                                                                        ---------        --------

Increase (decrease) in cash during the period                              23,541            (172)

Cash balance, beginning of period                                         (20,280)        (11,460)
                                                                        ---------        --------

Cash balance, end of period                                             $   3,261        $(11,632)
                                                                        ---------        --------
                                                                        ---------        --------

                  See notes to unaudited financial statements.

                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)


NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) GENERAL

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) MANAGEMENT AND SERVICE CONTRACTS

Expenses under the agreement with the parent which provides for the parent to provide certain services amounted to approximately $5,256,000 and $10,268,000 for the three and six month periods in 1996 and $4,791,000 and $10,035,000 for the same periods in 1995.

(3) INVESTMENTS IN SUBSIDIARIES

The following is combined unaudited summarized financial information of the subsidiaries as of June 30, 1996 and 1995 and for the six months ended:

                                            1996               1995
                                            ----               ----
                                                    ( 000's)
                                                    --------

      Intangible assets                   $  11,171         $  13,178

      Other assets, net of liabilities      132,245           129,001
                                          ---------         ---------

      Total net assets                    $ 143,416         $ 142,179
                                          ---------         ---------
                                          ---------         ---------

      Total income                        $ 329,090         $ 285,222

      Total expenses                       (285,661)         (261,384)

      Income tax expense                    (19,454)           (9,688)
                                          ---------         ---------

      Net income                          $  23,975         $  14,150
                                          ---------         ---------
                                          ---------         ---------


The following is combined unaudited summarized financial information of the subsidiaries as of June 30, 1996 and 1995 for the three months ended:

                                            1996               1995
                                            ----               ----
                                                    ( 000's)
                                                    --------

      Total income                        $ 172,849         $ 143,573

      Total expenses                       (148,059)         (129,431)

      Income tax expense                    (10,995)           (5,626)
                                          ---------         ---------

      Net income                          $  13,795         $   8,516
                                          ---------         ---------
                                          ---------         ---------

In determining the equity in income of subsidiaries for the periods, the Registrant has excluded expenses of approximately $8,362,000 and $15,010,000 for the three month and six month periods in 1996 and $3,498,000 and $6,516,000 for the same periods in 1995.

The change in equity in income of subsidiaries reported in the summary of operations, differs from the net income reported above, due to federal income taxes and a minority shareholder interest not held by the Registrant.

                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(4) SURPLUS NOTES

The Registrant repaid $335,000,000 of surplus notes to its parent on January 16, 1996 after having received permission from the Delaware Department of Insurance.

(5) INVESTMENT INCOME


Net investment income consisted of:

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                    -------------------
                                                    1996           1995
                                                    ----           ----
                                                          (000's)
                                                          -------

Interest income from bonds                        $ 93,243       $ 98,297
Interest income from mortgage loans                 48,139         50,661
Interest income from policy loans                    1,332          1,355
Real estate investment income                        4,992          5,398
Interest income on funds withheld                   31,703         20,820
Other                                                1,177          1,684
                                                  --------       --------
Gross investment income                            180,586        178,215
Investment expenses                                  4,978          5,564
                                                  --------       --------
Net investment income                             $175,608       $172,651
                                                  --------       --------
                                                  --------       --------


                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                    -------------------
                                                    1996           1995
                                                    ----           ----
                                                          (000's)
                                                          -------

                                                  --------       --------
Interest income from bonds                        $ 47,218       $ 47,853
Interest income from mortgage loans                 23,752         24,778
Interest income from policy loans                      822            794
Real estate investment income                        2,437          3,158
Interest income on funds withheld                   16,259         10,784
Other                                                  571            721
                                                  --------       --------
Gross investment income                             91,059         88,088
Investment expenses                                  2,288          2,162
                                                  --------       --------
Net investment income                             $ 88,771       $ 85,926
                                                  --------       --------
                                                  --------       --------

                                  ITEM 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net income from operations before surplus note interest, equity in income of subsidiaries and federal income tax increased by $20,288,000 from $10,879,000 for the six months ended June 30, 1995 to $31,167,000 for the same period in 1996. Reinsurance agreements with the parent had the effect of decreasing net income by $8,694,000 in 1995 as compared to increasing net income by $9,850,000 in 1996. Prior to reinsurance, net income from operations increased by $5,115,000 from $3,998,000 in 1995 to $9,113,000 for the same period in 1996. Mortality and expense risk charges increased by $10,231,000 reflecting the increase in sales related to unitized separate assets. Commissions increased by $6,595,000 reflecting an increase in sales of annuity deposits held in the separate accounts. The remaining charge to income net of approximately $1,892,000 reflects the change in earnings with respect to the individual market value adjusted annuities for the six months ended June 30, 1996. The interplay between the market value of the assets and the timing of change in interest rates credited to contracts which impact the calculation of the market value adjusted cash values and, in turn, the reserves.

Total revenues decreased by approximately $310,237,000 from $875,832,000 for the six months ended June 30, 1995 to $565,595,000 for the same period in 1996. Revenues from reinsurance transactions increased by $6,355,000. Premiums and annuity considerations on a pre-reinsurance basis increased by $15,666,000 reflecting increased annuitizations. Fixed annuity deposit funds decreased by $288,643,000 as interest rates remained at low levels. Pre-reinsurance net investment income decreased by $7,926,000 reflecting a decrease in the general account invested asset base and lower yields. Net transfers from the separate accounts decreased by $86,464,000 reflecting the decline in interest rates and less movement of monies into the fixed rate environment. Mortality and expense risk charges increased by $10,231,000 reflecting the increase in the unitized separate accounts. Other income increased by $40,114,000 reflecting an increase in the surplus transfer from the separate accounts.

Benefits and expenses decreased by $330,525,000 from $864,953,000 for the six months ended June 30, 1995 to $534,428,000 for the same period in 1996. Reinsurance had the effect of decreasing benefits and expenses by $12,189,000 primarily from lower commissions due to no assumption of new contract issues. Prior to reinsurance, benefits and expenses decreased by $318,336,000. The change in the liability for annuity and other deposit funds decreased by $226,855,000 reflecting lower interest credited rates. Policy reserves increased by $16,410,000 reflecting the increased annuitizations. Annuity and other deposit fund withdrawals increased by $293,957,000 as a result of increased surrenders of fixed annuities for which interest rate guarantee periods have expired. Transfers to the non-unitized separate account decreased by $412,254,000 reflecting the lower interest credited rates. Commissions increased by $6,595,000 reflecting an increase in unitized separate account deposits. Death, surrender benefits and annuity payments increased by $4,065,000 primarily reflecting the increased annuitizations.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Net income from operations before surplus note interest and equity in income of subsidiaries and federal income tax decreased by approximately $9,782,000 from $18,942,000 for the three months ended June 30, 1995 to $9,160,000 for the same period in 1996. Reinsurance agreements with the parent had the effect of increasing net income by $725,000. Prior to reinsurance, net income decreased by $10,505,000 from $16,114,000 for the three months ended June 30, 1995 to $5,609,000 for the same period in 1996. Mortality and expense risk charges increased by $5,408,000 reflecting an increase in sales related to unitized separate account assets. Commissions increased by $8,877,000 reflecting increased annuity deposit funds held in the separate accounts. There is also strain associated with the additional sales of the deposit funds. The remaining decrease in net income of approximately $7,038,000 reflects the earnings with respect to the individual market value adjusted annuities for the three moths ended June 30, 1996. The interplay between the market value of the assets and the timing of changes in interest rates credited to contracts which impact the calculation of market value adjusted cash values and, in turn, the reserves.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 AND 1995  (CONTINUED)

Total revenues decreased by approximately $52,664,000 from $368,131,000 for the three months ended June 30, 1995 to $315,467,000 for the same period in 1996. Revenues from reinsurance transactions increased by $4,106,000. Premiums and annuity considerations on a pre-reinsurance basis increased by $9,366,000 reflecting increased annuitizations. Fixed annuity deposit funds decreased by $87,185,000 as interest rates remained at low levels. Pre-reinsurance net investment income decreased by $2,631,000 reflecting a decrease in the general account invested asset base and lower yields. Net transfers to separate accounts increased by $5,987,000 reflecting the decrease in fixed annuity deposit funds. Mortality and expense risk charges increased by $5,408,000 reflecting the increase in the unitized separate accounts. Other income increased by $11,706,000 reflecting an increase in the surplus transfer from the separate accounts.

Benefits and expenses decreased by approximately $42,882,000 from $349,189,000 for the three months ended June 30, 1995 to $306,307,000 for the same period in 1996. Reinsurance had the effect of increasing benefits and expenses by $4,470,000. Prior to reinsurance, benefits and expenses decreased by $47,352,000. The change in the liability for annuity and other deposit funds decreased by $156,528,000 reflecting lower interest credited rates. Policy reserves increased by $11,344,000 reflecting the increased annuitizations. Annuity and other deposit fund withdrawals increased by $150,269,000 reflecting the increase in surrenders of fixed annuities. Transfers to the non-unitized separate account decreased by $65,626,000 reflecting lower interest credited rates. Commissions increased by $8,877,000 reflecting an increase in unitized separate account deposits. Death, surrenders and annuity payments increased by approximately $3,876,000 reflecting the increased annuitizations.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Sun Life Assurance Company
                                        of Canada (U.S.)




Date   August 9, 1996                   /s/ Robert P. Vrolyk
      ----------------                  ------------------------
                                        Robert P. Vrolyk
                                        Principal Financial Officer and
                                        Vice President and Actuary