Form 10-Q
period 1996-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 1996-11-14
CIK 745544

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                      2-99959
                                                                     33-29851
                                                                     33-31711
                                                                     33-41858
                                                                     33-43008
For Quarter Ended September 30,1996           Commission File Number 33-58853




                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                  Delaware                                        04-2461439
---------------------------------------------                   -------------
(State or other jurisdiction of incorporation                   (IRS Employer
  or organization)                                                I. D. No.)




One Sun Life Executive Park,           Wellesley Hills, MA.           02181
-----------------------------------------------------------------------------
                       (Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code      (617) 237-6030
                                                        --------------

                                      NONE
-----------------------------------------------------------------------------
 Former name, former address, and former fiscal year, if changed since last report.



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) Yes _X_    No ___
     (2) Yes _X_    No ___

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)





                                    INDEX


                                                                        PAGE
PART I:   FINANCIAL INFORMATION                                        NUMBER

     Item 1: Financial Statements:*

               Balance Sheets -
                 September 30, 1996 and December 31, 1995                 3

               Statements of Operations -
                 Three Months Ended
                 September 30, 1996 and September 30, 1995                4

               Statements of Operations -
                 Nine Months Ended
                 September 30, 1996 and September 30, 1995                5

               Statements of Capital Stock and Surplus -
                 Nine Months Ended
                 September 30, 1996 and September 30, 1995                6

               Statements of Cash Flows -
                 Nine Months Ended
                 September 30, 1996 and September 30, 1995                7

               Notes to Unaudited Financial Statements                    8

     Item 2: Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                        10


PART II:  OTHER INFORMATION

          None


*The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date. All other statements are unaudited.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                         (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE ASSURANCE COMPANY OF CANADA)

                                BALANCE SHEETS
(IN 000'S)
                                               (UNAUDITED)     (SEE NOTE BELOW)
                                              SEPTEMBER 30,      DECEMBER 31,
ASSETS                                            1996               1995
                                               -----------        -----------
Bonds                                          $ 2,286,265        $ 2,846,067
Preferred stock                                          0              1,149
Mortgage loans                                     994,222          1,066,911
Investments in subsidiaries                        147,687            138,282
Real estate                                         96,514             95,575
Other invested assets                               47,139             38,387
Policy loans                                        39,966             38,355
Cash                                                (5,957)           (20,280)
Investment income due and accrued                   47,704             62,720
Funds withheld on reinsurance assumed              865,487            741,091
Due from separate accounts                         201,814            148,675
Other assets                                        61,549             26,346
                                               -----------        -----------

General account assets                           4,782,390          5,183,278

Unitized separate account assets                 6,412,150          5,275,808
Non-unitized separate account assets             2,003,032          2,040,596
                                               -----------        -----------

                                               $13,197,572        $12,499,682
                                               -----------        -----------
                                               -----------        -----------
LIABILITIES

Policy reserves                                $ 2,063,481        $ 1,937,301
Annuity and other deposits                       1,997,088          2,290,656
Policy benefits in process of payment                3,484              5,884
Accrued expenses and taxes                          56,300             44,114
Other liabilities                                   56,030             36,082
Due to (from) parent and affiliates - net            3,562              9,498
Interest maintenance reserve                        26,716             25,217
Asset valuation reserve                             54,300             42,099
                                               -----------        -----------

General account liabilities                      4,260,961          4,390,851
                                               -----------        -----------

Unitized separate account liabilities            6,412,125          5,275,783
Non-unitized separate account liabilities        2,003,032          2,040,596
                                               -----------        -----------

                                                12,676,118         11,707,230
                                               -----------        -----------
CAPITAL STOCK AND SURPLUS

Capital Stock
 Par value $1,000:
 Authorized 10,000 shares, issued
  and outstanding 5,900 shares                       5,900              5,900
Surplus                                            515,554            786,552
                                               -----------        -----------

Total capital stock and surplus                    521,454            792,452
                                               -----------        -----------

                                               $13,197,572        $12,499,682
                                               -----------        -----------
                                               -----------        -----------

    Note:  The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

                 See notes to unaudited financial statements.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                         (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE ASSURANCE COMPANY OF CANADA)

                           STATEMENTS OF OPERATIONS

(IN 000'S)
                                               THREE MONTHS ENDED SEPTEMBER 30,
INCOME                                                1996          1995
                                                    ---------     ---------
Premiums and annuity considerations                 $ 60,473      $ 70,663
Annuity and other deposit funds                       97,803       103,761
Transfers to separate accounts - net                 (31,581)         (852)
Net investment income                                 86,663        96,878
Amortization of interest maintenance reserve             613          (125)
Realized losses on investments                        (2,884)         (361)
Mortality and expense risk charges                    21,194        15,981
Other income - net                                    13,848         7,608
                                                    ---------     ---------

                                                     246,129       293,553
                                                    ---------     ---------

BENEFITS AND EXPENSES

Increase (decrease) in liability for annuity
  and other deposit funds                            (77,847)       30,216
Increase in policy reserves                           36,087        33,641
Death, surrender benefits, and annuity payments       48,742        51,526
Annuity and other deposit fund withdrawals           177,255       111,556
Transfers to (from) non-unitized separate account     (2,110)        3,655
                                                    ---------     ---------

                                                     182,127       230,594
                                                    ---------     ---------

Operating expenses                                     9,532         8,617
Commissions                                           30,943        24,759
Dividends                                              6,188         3,887
Taxes, licenses and fees                                 672          (425)
                                                    ---------     ---------

                                                     229,462       267,432
                                                    ---------     ---------

Net income from operations before
  surplus note interest and equity
  in income of subsidiaries                           16,667        26,121

Surplus note interest                                 (5,432)       (7,788)
                                                    ---------     ---------

Net income  from operations before
  equity in income of subsidiaries
  and federal income tax                              11,235        18,333

Equity in income of subsidiaries                      23,474        19,593

Federal income tax expense                            (7,019)      (14,201)
                                                    ---------     ---------

Net income                                          $ 27,690      $ 23,725
                                                    ---------     ---------
                                                    ---------     ---------


                 See notes to unaudited financial statements.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                         (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE ASSURANCE COMPANY OF CANADA)

                           STATEMENTS OF OPERATIONS

(IN 000'S)
                                                NINE MONTHS ENDED SEPTEMBER 30,
INCOME                                               1996           1995
                                                  ---------      ----------
Premiums and annuity considerations               $ 200,672      $  199,730
Annuity and other deposit funds                     327,986         622,587
Transfers from (to) separate accounts - net         (89,323)         27,870
Net investment income                               262,271         269,529
Amortization of interest maintenance reserve            994             439
Realized losses on investments                       (4,325)         (2,421)
Mortality and expense risk charges                   59,490          44,046
Other income - net                                   53,959           7,605
                                                  ---------      ----------

                                                    811,724       1,169,385
                                                  ---------      ----------

BENEFITS AND EXPENSES

Increase (decrease) in liability for annuity
  and other deposit funds                          (293,567)         41,351
Increase in policy reserves                         126,179         119,218
Death, surrender benefits, and annuity payments     141,416         139,547
Annuity and other deposit fund withdrawals          723,536         363,881
Transfers to (from) non-unitized separate account   (80,815)        337,203
                                                  ---------      ----------

                                                    616,749       1,001,200

Operating expenses                                   31,578          27,356
Commissions                                          93,938          82,694
Dividends                                            19,480          16,598
Taxes, licenses and fees                              2,145           4,537
                                                  ---------      ----------

                                                    763,890       1,132,385
                                                  ---------      ----------

NET INCOME FROM OPERATIONS  BEFORE
  SURPLUS NOTE INTEREST AND EQUITY
  IN INCOME OF SUBSIDIARIES                          47,834          37,000

Surplus note interest                               (17,636)        (23,363)
                                                  ---------      ----------

NET INCOME FROM OPERATIONS BEFORE
  EQUITY IN INCOME OF SUBSIDIARIES
  AND FEDERAL INCOME TAX                             30,198          13,637

Equity in income of subsidiaries                     61,068          40,259

Federal income tax expense                          (14,136)        (21,525)
                                                  ---------      ----------

Net income                                        $  77,130      $   32,371
                                                  ---------      ----------
                                                  ---------      ----------

                 See notes to unaudited financial statements.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                         (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE ASSURANCE COMPANY OF CANADA)

                      STATEMENTS OF CAPITAL AND SURPLUS

(IN 000'S)
                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                     1996          1995
                                                  ---------      --------

CAPITAL STOCK                                     $   5,900      $  5,900

PAID-IN SURPLUS                                     199,355       199,355

SURPLUS NOTES

Balance, beginning of period                        650,000       335,000

Paid during period                                 (335,000)            0
                                                  ---------      --------

Balance, end of period                              315,000       335,000


UNASSIGNED SURPLUS

Balance, beginning of period                        (62,801)      (84,767)

Net income                                           77,130        32,371

Change in non-admitted assets                          (877)       (2,435)

Unrealized gains  (losses) on real estate               (51)        1,096

Change in and transfers of
 separate account surplus                                 0            (1)

Change in asset valuation reserve                   (12,202)       (7,990)
                                                  ---------      --------

Balance, end of period                                1,199       (61,726)
                                                  ---------      --------

Total surplus                                       515,554       472,629
                                                  ---------      --------

Total capital stock and surplus                   $ 521,454      $478,529
                                                  ---------      --------
                                                  ---------      --------

                 See notes to unaudited financial statements.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                         (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE ASSURANCE COMPANY OF CANADA)

                          STATEMENTS OF CASH FLOWS

(IN 000'S)
                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1996            1995
                                                                       ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from operations before surplus note
  interest and equity in income of subsidiaries                        $  47,832    $    37,001

ADJUSTMENTS TO RECONCILE NET INCOME FROM OPERATIONS
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Increase (decrease) in liability for annuity and other deposit funds    (293,567)       41,351

Increase in policy reserves                                              126,180        119,218

Increase in investment income due and accrued                             15,015            590

Net accrual and amortization of discount and
  premium on investments                                                   1,518          1,820

Realized losses on investments                                             4,325          2,421

Change in non-admitted assets                                               (877)        (2,435)

Change in funds withheld on reinsurance                                 (124,396)      (121,103)

Other                                                                     (8,532)       (12,626)
                                                                       ---------    -----------

Net cash provided by (used in) operating activities                     (232,502)        66,237
                                                                       ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale and maturity of investments                           985,589      1,295,015

Purchase of investments                                                 (624,195)    (1,288,636)

Net change in short-term investments                                     211,770        (58,997)

Investment in subsidiaries                                                (1,000)

Dividends from subsidiaries                                               27,298         13,077
                                                                       ---------    -----------

Net cash provided by (used in) investing activities                      599,462        (39,541)
                                                                       ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of surplus notes                                              (335,000)             0

Payment of interest on surplus note                                      (17,636)       (23,363)

Repayment of seed capital                                                      0          4,036
                                                                       ---------    -----------

Net cash used in financing activities                                   (352,636)       (19,327)
                                                                       ---------    -----------

Increase in cash during the period                                        14,323          7,369

Cash balance, beginning of period                                        (20,280)       (11,460)
                                                                       ---------    -----------

Cash balance, end of period                                            $  (5,957)    $   (4,091)
                                                                       ---------    -----------
                                                                       ---------    -----------


                 See notes to unaudited financial statements.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) GENERAL

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) MANAGEMENT AND SERVICE CONTRACTS

Expenses under the agreement with the parent which enables the parent to provide certain services amounted to approximately $3,294,000 and $13,562,000 for the three and nine month periods in 1996 and $3,673,000 and $13,708,000 for the same periods in 1995.

(3) INVESTMENTS IN SUBSIDIARIES

The following is combined unaudited summarized financial information of the subsidiaries as of September 30, 1996 and 1995 and for the nine months then ended:

                                                      1996            1995
                                                      ----            ----
                                                              (000's)
                                                              -------

Intangible assets                                   $  10,668       $  12,676

Other assets, net of liabilities                      140,119         133,093
                                                    ---------       ---------

Total net assets                                    $ 150,787       $ 145,769
                                                    ---------       ---------
                                                    ---------       ---------

Total income                                        $ 513,021       $ 426,027

Total expenses                                       (439,852)       (381,082)

Income tax expense                                    (32,437)        (20,905)
                                                    ---------       ---------

Net income                                          $  40,732       $  24,040
                                                    ---------       ---------
                                                    ---------       ---------

The following is combined unaudited summarized financial information of the subsidiaries for the three months ended September 30, 1995 and 1994:

Total income                                        $ 183,931       $ 140,805

Total expenses                                       (154,191)       (119,698)

Income tax expense                                    (12,983)        (11,217)
                                                    ---------       ---------

Net income                                          $  16,757       $   9,890
                                                    ---------       ---------
                                                    ---------       ---------

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

In determining the equity in income of subsidiaries for the periods, the Registrant has excluded federal income tax expenses of approximately $10,355,000 and $25,365,000 for the three month and nine month periods in 1996 and $9,703,000 and $16,219,000 for the same periods in 1995.

The change in equity in income of subsidiaries reported in the summary of operations, differs from the net income above, due to federal income taxes and a minority shareholder interest not held by the Registrant.

(4) SURPLUS NOTES

The Registrant repaid $335,000,000 of surplus notes to its parent on January 16, 1996 after having received permission from the Delaware Department of Insurance.

(5) INVESTMENT INCOME

Net investment income consisted of:

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                  -----------------
                                                  1996          1995
                                                  ----          ----
                                                       (000's)
                                                       -------

Interest income from bonds                      $135,661      $150,962

Interest income from mortgage loans               71,410        74,888

Interest income from policy loans                  2,043         2,026

Real estate investment income                      7,958         9,150

Interest income on funds withheld                 51,589        41,267

Other                                              1,124         1,723
                                                --------      --------

       Gross investment income                  $269,785      $280,016

Investment expenses                                7,514        10,487

                                                $262,271      $269,529
                                                --------      --------
                                                --------      --------

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 -------------------
                                                  1996          1995
                                                  ----          ----
                                                       (000's)
                                                       -------

Interest income from bonds                      $ 42,418      $ 52,665

Interest income from mortgage loans               23,271        24,227

Interest income from policy loans                    711           671

Real estate investment income                      2,966         3,752

Interest income on funds withheld                 19,886        20,447

Other                                                (53)           39
                                                --------      --------

      Gross investment income                   $ 89,199      $101,801

Investment expenses                                2,536         4,923
                                                --------      --------

                                                $ 86,663      $ 96,878
                                                --------      --------
                                                --------      --------

                                   ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET INCOME

Net income from operations before surplus note interest, equity in income of subsidiaries and federal income tax increased by $10,834,000 from $37,000,000 for the nine months ended September 30, 1995 to $47,834,000 for the same period in 1996. Reinsurance agreements with the parent had the effect of increasing net income by $16,645,000 for the nine months ended September 30, 1996 as compared to the same period in 1995. Prior to reinsurance, net income from operations decreased by $5,811,000 from $29,968,000 in 1995 to $24,157,000 for the same period in 1996. Mortality and expense risk charges increased by $15,444,000 reflecting an increase in sales related to unitized separate account assets due to both increased sales and appreciation. Commissions increased by $13,995,000 reflecting an increase in sales of annuity deposits held in the separate accounts. There is also strain associated with the additional sales of deposit funds. The remaining charge to net income of over $7,000,000 reflects the change in earnings with respect to the individual market value adjusted annuities for the nine months ended September 30, 1996. The earnings on this product line fluctuate due to the interplay between the market value of the assets and the timing of changes in interest rates credited to contracts which impact the calculation of the market value adjusted cash values and, in turn, the reserves.

REVENUES

Total revenues decreased by $357,661,000 from $1,169,385,000 for the nine months ended September 30, 1995, to $811,724,000 for the same period in 1996. Revenues from reinsurance transactions increased by $2,018,000. Premiums and annuity transactions on a pre-reinsurance basis increased by $10,008,000 reflecting increased annuitizations. Fixed annuity deposit funds decreased by $294,601,000 as interest rates remained at low levels. Pre-reinsurance net investment income decreased by $18,131,000 reflecting a decrease in the general account invested assets and lower yields. Realized losses on investments and amortizations of the interest maintenance reserve increased by $1,349,000 reflecting a higher provision for losses on bonds and mortgages. Net transfers from separate accounts decreased by $117,193,000 reflecting the decline in interest rates and less movement of monies into the fixed rate environment. Mortality and expense risk charges increased by $15,444,000 reflecting the increase in the unitized separate account assets. Other income increased by $46,354,000 reflecting an increase in the surplus transfer from the separate accounts.

Benefits and Expenses

Benefits and expenses decreased by $368,495,000 from $1,132,385,000 for the nine months ended September 30, 1995 to $763,890,000 for the same period in 1996. Reinsurance had the effect of decreasing benefits and expenses by $14,627,000 primarily from lower commissions due to no assumption of new contract issues. Prior to reinsurance, benefits and expenses decreased by $353,868,000. The change in liability for annuity and other deposit funds decreased by $334,918,000 reflecting the lower sales due to lower interest credited rates and the increase in surrenders and maturities of contracts. Policy reserves increased by $20,032,000 reflecting increased annuitizations and increased reserves for minimum death benefit guarantees. Annuity and other deposit fund withdrawals increased by $359,655,000 as a result of increased surrenders of fixed annuities for which interest rate guarantee periods have expired. Transfers to the non-unitized separate account decreased by $418,018,000 reflecting the lower interest credited rates. Commissions increased by $13,995,000 reflecting an increase in unitized separate account deposits. Deaths, surrender benefits and annuity payments increased by $5,320,000 primarily reflecting the increased number of annuitants receiving payments.

                                   ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET INCOME

Net income from operations before surplus note interest, equity in income of subsidiaries, and federal income tax, decreased by $9,454,000 from $26,121,000 for the nine months ended September 30, 1995 to $16,667,000 for the same period in 1995. Reinsurance agreements with the parent had the effect of decreasing net income by $1,895,000. Prior to reinsurance, net income decreased by $7,559,000 from $10,397,000 for the three months ended September 30, 1996 to $2,838,000. This decrease in net income primarily reflects the change in earnings with respect to the individual market value adjusted annuities for the three months ended September 30, 1996 as compared to the same period in 1995. The earnings on this product line fluctuate due to the interplay between the market value of the assets and the timing of changes in interest rates credited to contracts which impact the calculation of the market value adjusted cash values and, in turn, the reserves.

REVENUES

Total revenue decreased by $47,424,000 from $293,553,000 for the three months ended September 30, 1995 to $246,129,000 for the same period in 1996. Revenues from reinsurance transactions decreased by $4,336,000. Premiums and annuity considerations on a pre-reinsurance basis decreased by $6,336,000 reflecting fewer annuitizations. Fixed annuity deposit funds decreased by $5,958,000 as interest rates remained at low levels. Net transfers from the separate accounts decreased by $30,729,000 reflecting the decline in interest rates and less movement of monies into the fixed rate environment. Pre-reinsurance net investment income decreased by $10,025,000 reflecting a decrease in the general account invested assets base and lower yields. Realized losses and amortization of the interest maintenance reserve decreased revenues by $1,785,000. Mortality and expense risk charges increased by $5,213,000 reflecting an increase in sales related to unitized separate account assets. Other income increased by $6,240,000 reflecting an increase in the surplus transfer from the separate accounts.

BENEFITS AND EXPENSES

Benefits and expenses decreased by $37,970,000 from $267,432,000 for the three months ended September 30, 1995 to $229,462,000 for the same period in 1996. Reinsurance had the effect of decreasing revenues by $2,439,000.
Prior to reinsurance, benefits and expenses decreased by $35,531,000. The change in the liability for annuity and other deposit funds decreased by $108,063,000 reflecting lower interest credited rates and higher surrenders and maturities of these contracts. Annuity and other deposit fund withdrawals increased by $65,699,000 reflecting the increase in surrenders of fixed annuities. Transfers to the non-unitized separate account decreased by $5,765,000 reflecting lower interest credited rates. Commissions increased by $7,399,000 reflecting an increase in unitized separate account deposits. Policy reserves increased by $3,622,000 reflecting an increase in the minimum death benefit reserves. Death, surrender benefits and annuity payments increased by $795,000, reflecting increased number of annuitants receiving payments. Taxes, licenses and fees increased by $1,097,000 reflecting an increase in regulatory filing fees.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Sun Life Assurance Company
                                        of Canada (U.S.)






Date   November 13, 1996                s/Margaret S. Mead
                                        -----------------------
                                        Margaret S. Mead
                                        Secretary



Date   November 13, 1996                s/Robert P. Vrolyk
                                        -----------------------
                                        Robert P. Vrolyk
                                        Vice President
                                        and Actuary

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Sun Life Assurance Company
                                        of Canada (U.S.)






Date   November 13, 1996
                                        -----------------------
                                        Margaret S. Mead
                                        Secretary



Date   November 13, 1996
                                        -----------------------
                                        Robert P. Vrolyk
                                        Vice President
                                        and Actuary