Form 10-K
period 1996-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 1997-03-31
CIK 745544

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended           Commission file numbers
                 DECEMBER 31, 1996             2-99959, 33-29851, 33-31711,
                                               33-41858, 33-43008, 33-58853
                                                      AND 333-11699

                              -------------------

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          DELAWARE                          04-2461439
          ----------------------------------------     --------------------
              (State or other jurisdiction of            (I.R.S. Employer
               incorporation or organization)          Identification No.)

                ONE SUN LIFE EXECUTIVE PARK,
               WELLESLEY HILLS, MASSACHUSETTS                 02181
               -----------------------------             ---------------
                   (Address of principal
                     executive offices)                     (Zip Code)

       Registrant's telephone number, including area code (617) 237-6030

                              -------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                ON WHICH REGISTERED
          ------------------------------     ------------------------------
                       None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 --------------
                                (TITLE OF CLASS)

                                 --------------
                                (TITLE OF CLASS)
                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Registrant has no voting stock outstanding held by non-affiliates.

Registrant has 5,900 shares of common stock outstanding on March 28, 1997, all of which are owned by
Sun Life Assurance Company of Canada.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

The Registrant is a stock life insurance company incorporated under the laws of Delaware on January 12, 1970. Its Executive Office mailing address is One Sun Life Executive Park, Wellesley Hills, Massachusetts 02181, Tel. (617) 237-6030. It has obtained authorization to do business in 48 states, the District of Columbia and Puerto Rico and it is anticipated that it will be authorized to do business in all states except New York. The Registrant's wholly-owned subsidiaries include Sun Life Insurance and Annuity Company of New York, which issues individual fixed and combination fixed/variable annuity contracts and group life and long-term disability insurance in New York; Massachusetts Casualty Insurance Company, a life and accident and health insurance company which currently issues only individual disability insurance contracts; Sun Investment Services Company, a registered broker-dealer and investment adviser; New London Trust, F.S.B., a federally chartered savings bank; Sun Life Financial Services Limited, which provides off-shore administrative services to the Registrant and Sun Life Assurance Company of Canada; and Sun Benefit Services Company, Inc., which receives renewal commissions on a disability product. Other wholly-owned subsidiaries which are currently inactive include Sun Capital Advisers, Inc., a registered investment adviser and Sun Life Finance Corporation.

The Registrant owns 94.8% of the outstanding shares of Massachusetts Financial Services Company (MFS). The Registrant previously owned 100% of the shares. During 1996, MFS issued additional shares to officers of MFS, thereby reducing the Registrant's ownership to 94.8%.

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

The following table sets forth premiums and deposits by major product categories for each of the last three years.

                                                                            1996          1995          1994
                                                                        ------------  ------------  ------------
                                                                                       (IN 000'S)
Individual insurance                                                    $    207,740  $    213,258  $    244,748
Individual annuities                                                          77,798        77,676       102,302
Group annuities                                                            1,772,158     1,534,015     1,626,581
                                                                        ------------  ------------  ------------
                                                                        $  2,057,696  $  1,824,949  $  1,973,631
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

REINSURANCE

The Registrant has agreements with its parent company which provide that the parent company will reinsure the mortality risks of the individual life insurance contracts previously sold by the Registrant. Under these agreements basic death benefits and supplementary benefits are reinsured on a yearly renewable term basis and coinsurance basis, respectively. Reinsurance transactions under these agreements in 1996 had the effect of decreasing net income from operations by $1,603,000.

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

These agreements had the effect of increasing income from operations by approximately $35,161,000 for the year ended December 31, 1996.

The life reinsurance assumed agreement requires the reinsurer to withhold funds in amounts equal to the reserves assumed.

The Registrant also has executed a reinsurance agreement with an unaffiliated company which provides reinsurance of certain individual life insurance contracts on a modified coinsurance basis and under which all deficiency reserves are ceded.

RESERVES

In accordance with the life insurance laws and regulations under which the Registrant operates it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on its outstanding contracts. Reserves are based on mortality tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet the Registrant's policy obligations at their maturities or in the event of an insured's death. In the accompanying Financial Statements these reserves are determined in accordance with statutory regulations.

INVESTMENTS

Of the Registrant's total assets of $13.8 billion at December 31, 1996, 65.6% consisted of unitized and non-unitized separate account assets, 16.4% were invested in bonds and similar securities, 6.8% in mortgages, 1.0% in subsidiaries, .7% in real estate, and the remaining 9.5% in cash and other assets.

COMPETITION

The Registrant is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. The Registrant's excellent financial ratings are an important part of its competitive position. Of the nearly 1,200 life/health insurers rated by A.M. Best as of December, 1996, the Registrant and its parent company, Sun Life Assurance Company of Canada, were among approximately 50 companies assigned A.M. Best's highest rating of A++ according to the 1996 Best's Insurance Reports for Life and Health Companies. Standard & Poor's and Duff and Phelps have also assigned the Registrant and its parent company their highest claims-paying ability ratings, AAA.

EMPLOYEES

The Registrant and Sun Life Assurance Company of Canada have entered into a Service Agreement which provides that the latter will furnish the Registrant, as required, with personnel as well as certain services and facilities on a cost reimbursement basis. As of December 31, 1996 the Registrant had 269 direct employees who are employed at its Principal Executive Office in Wellesley Hills, Massachusetts and at its Annuity Service Center in Boston, Massachusetts.

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

ITEM 3.  LEGAL PROCEEDINGS

The Registrant and its subsidiaries are engaged in various kinds of routine litigation, which, in management's judgment, is not of material importance to their respective total assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Registrant to a vote of security holders during the three months ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant is a wholly-owned subsidiary of Sun Life Assurance Company of Canada and as such there is no market for its common stock.

No dividends were paid in 1994, 1995 or 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          FOR THE YEARS ENDED DECEMBER 31
                                   ------------------------------------------------------------------------------
                                        1996            1995            1994            1993            1992
                                   --------------  --------------  --------------  --------------  --------------
                                                                     (IN 000'S)
Revenues
  Premiums, annuity deposits and
   other revenue.................  $    2,131,939  $    1,883,901  $    1,997,525  $    2,443,310  $    1,339,282
  Net investment income and
   realized gains (losses).......         312,870         315,966         312,583         311,322         292,746
                                   --------------  --------------  --------------  --------------  --------------
                                        2,444,809       2,199,867       2,310,108       2,754,632       1,632,028
                                   --------------  --------------  --------------  --------------  --------------
Benefits and expenses
  Policyholder benefits                 2,149,145       1,995,208       2,102,290       2,515,320       1,426,756
  Other expenses                          175,342         150,937         186,892         232,365         229,004
                                   --------------  --------------  --------------  --------------  --------------
                                        2,324,487       2,146,145       2,289,182       2,747,685       1,655,760
                                   --------------  --------------  --------------  --------------  --------------
Operating gain (loss)                     120,322          53,722          20,926           6,947         (23,732)
Federal income tax expense
  (benefit)                                (2,702)         17,807          19,469           3,691         (15,360)
                                   --------------  --------------  --------------  --------------  --------------
Net income (loss)                  $      123,024  $       35,915  $        1,457  $        3,256  $       (8,372)
                                   --------------  --------------  --------------  --------------  --------------
                                   --------------  --------------  --------------  --------------  --------------
Assets                             $   13,759,005  $   12,359,683  $   10,117,822  $    9,179,090  $    7,474,407
                                   --------------  --------------  --------------  --------------  --------------
                                   --------------  --------------  --------------  --------------  --------------
Surplus notes                      $      315,000  $      650,000  $      335,000  $      335,000  $      265,000
                                   --------------  --------------  --------------  --------------  --------------
                                   --------------  --------------  --------------  --------------  --------------

SEE NOTE 1 TO FINANCIAL STATEMENTS FOR THE EFFECT OF THE REINSURANCE AGREEMENTS ON NET INCOME.
SEE NOTE 1 TO FINANCIAL STATEMENTS FOR CHANGES IN ACCOUNTING PRINCIPLES AND REPORTING.

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

The Registrant's bond holdings consist of a diversified portfolio of both public and private issues. It is the Registrant's policy to acquire only investment grade securities. Private placements are rated internally with reference to the National Association of Insurance Commissioners ("NAIC") designation issued by the NAIC Securities Valuation Office. The overall quality of the Registrant's bond portfolio remains high. At December 31, 1996, 5.0% of the Registrant's holdings of bonds were rated below investment grade (i.e. below NAIC rating "1" or "2"). Net unrealized gains on below investment grade bonds were $837,435 at December 31, 1996.

The Registrant holds real estate primarily because such investments historically have offered better yields over the long-term than fixed income investments. Real estate investments are used to enhance the yield of products with long-term liability durations. Properties for which market value is lower than cost adjusted for depreciation (book value) are reported at market value. During 1996, the change in the difference between the market value and book value for properties reported at market value was $4,624,000.

Significant attention has been given to insurance companies' exposure to mortgage loans secured by real estate. The Registrant had a mortgage portfolio of $938,932,000 at December 31, 1996, representing 26.9% of cash and invested assets. At December 31, 1995, mortgage loans represented 26.5% of cash and invested assets. The Registrant underwrites commercial mortgages with a maximum loan to value ratio of 75%. The Registrant as a rule invests only in properties that are almost fully leased. The portfolio is diversified by region and by property type. The level of arrears in the portfolio is substantially below the industry average. At December 31, 1996, 0.45% of the Registrant's portfolio was 60 days or more in arrears, compared to the most recent industry delinquency ratio published by the American Council of Life Insurance of 2.51%. The expense in the year for the provision for losses and for losses on foreclosures was $2,767,000.

During 1996, the Registrant purchased three limited partnership investments for an aggregate total of $12,285,000 that were formed to own and operate apartment complexes which qualify for low income tax credits. The credits are taken annually over a ten year period, but are fully vested at the end of a fifteen year compliance period. The Registrant also committed to an additional limited partnership interest for $10,180,000 in 1995. These investments are classified as other invested assets in the attached balance sheet.

In the normal course of business, the Registrant makes commitments to purchase investments at a future date. As of December 31, 1996 the Registrant had outstanding mortgage commitments of $9,800,000 which will be funded during 1997.

LIABILITIES

The majority of the Registrant's liabilities consist of reserves for life insurance and annuity contracts and deposit funds.

CAPITAL AND SURPLUS

Total capital stock and surplus of the Registrant was $567,143,000 at December 31, 1996. The Registrant issued surplus notes during 1995 totalling $315,000,000 to an affiliate, Sun Canada Financial Co. The Registrant repaid $335,000,000 of surplus notes to its parent in 1996. During 1994, the Registrant reduced its carrying value of MCIC, a wholly owned subsidiary, by $18,397,000, the unamortized amount of goodwill. The reduction was accounted for as a direct charge to surplus. The Registrant's management considers its surplus position to be adequate.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

Net income from operations after dividends and before federal income taxes increased by $61.1 million for the year ending December 31, 1996 as compared to December 31, 1995. Net income associated with the reinsurance agreements with the parent increased by $23.9 million in 1996. The net income improvement in the reinsured business results from improved mortality experience, improved investment performance and fewer significant death claims in 1996 as compared to 1995. Prior to reinsurance, earnings from the life line of business remained relatively flat. The remaining $37.2 million increase is attributable to the Company's retirement products and services line of business, which market combination fixed/variable annuities and group pension guaranteed investment contracts. The decline in interest rates during 1995 resulted in the split of these combination fixed/variable annuity sales to change from 45% fixed and 55% variable in 1995 to 25% fixed and 75% variable in 1996. In addition, total gross sales increased by $235.9 million in 1996 as compared to 1995. The declining interest rate environment and strong market performance in 1995 resulted in unrealized gains on assets held in the separate accounts, which generated a substantial increase in fees calculated as a percentage of the separate account net assets, which are then transferred to the general account. The declining interest rates also resulted in increases in reserves due to the increase in the market value adjustment provision of certain fixed annuities. The resultant reserve increases were in excess of the unrealized gains causing strain on the 1995 earnings. In 1996, interest rates increased, resulting in a reduction in the unrealized gains on assets held in the separate accounts and a corresponding reduction in reserves and a release of some of the reserve strain incurred in 1995. The earnings on these market value adjusted products fluctuate as the change in the market value of the assets do not move in tandem with the change in the market value of the liabilities.

Total income increased by $239.4 million for the year ended December 31, 1996 as compared to December 31, 1995. Sales of combination fixed/variable annuities (net of annuitizations) increased by $282.7 million primarily due to an increase in variable sales held in the separate accounts. This increase in variable sales was driven by strong performance in the stock market. Reinsurance had the effect of increasing income by approximately $9.4 million. Premiums and annuity considerations increased by $8.2 million reflecting increased annuitizations. Considerations from supplementary contracts increased by $1.2 million. Sales of group pension guaranteed investment contracts decreased by $53 million as this market remains highly competitive and sensitive to small changes in guaranteed interest rates. Net investment income decreased by $9.1 million, reflecting a decrease in the general account invested assets.

Benefits and expenses increased by $178.3 million for the year ended December 31, 1996 as compared to December 31, 1995. Reinsurance had the effect of decreasing benefits and expenses by $14.5 million. Deaths, annuity payments and surrender benefits and other funds withdrawals increased by $438.9 million as a result of increased surrenders of fixed annuities for which interest rate guarantee periods have expired as well as withdrawals from the separate accounts. Policy reserves increased by $9.4 million, reflecting increased annuitizations and increased reserves for minimum death benefit guarantees. The decrease in liability for premium and other deposit funds of $405.9 million reflects lower interest rates and higher surrenders of contracts described above. Commissions increased by $21.8 million, reflecting the increase in total sales of combination fixed/variable annuities. General expenses increased by $2.6 million reflecting an increase in salaries due to staff increases and retainer fees. Transfers to separate accounts increased by $126.8 million, reflecting increased exchange activity out of the general account into the separate accounts.

1995 COMPARED TO 1994

Net income from operations after dividends and before federal income taxes increased by $23.7 million for the year ending December 31, 1995 as compared to December 31, 1994. Reinsurance agreements with the parent had the effect of increasing net income by $40.9 million from a loss of $9.6 million in 1994 to a gain of $31.3 million in 1995. The increase in net income associated with the reinsurance agreements is due to the lack of surplus strain associated with the assumption of new contracts issued. No new contracts were assumed by the Company beginning in 1994. The remaining decrease in net income from operations of $17.2 million is attributable to the Company's retirement products and services line of business, which markets combination fixed/variable annuities and group pension guaranteed investment contracts. The declining interest rate environment in 1995 resulted in unrealized gains on assets held in the separate accounts, which generated a substantial increase in fees calculated as a percentage of the separate account net assets, which are then transferred to the general account. The declining interest rates also resulted in increases in reserves due to the increase in the market value adjustment provision. The resultant reserve increases were in excess of the unrealized gains causing strain on the 1995 earnings. The earnings on these market value adjusted products fluctuate as the change in the market value of the assets do not move in tandem with the change in the market value of the liabilities.

Total income decreased by $119.2 million for the year ended December 31, 1995 as compared to December 31, 1994. Reinsurance had the effect of decreasing income by approximately $4.3 million. Premiums and annuity considerations decreased by $5.5 million, reflecting decreased group pension lottery sales of $22.1 million partially offset by increased annuitizations. Considerations from supplementary contracts decreased by $1.8 million. Sales of combination fixed/variable (net of annuitizations) decreased by $151.3 million, reflecting the decline in the interest rate environment during 1995. Sales of group pension guaranteed investment contracts increased by $49.2 million reflecting the transfer of the parents' agent's pension fund from the parent to the Company. Net investment income and amortization of the interest maintenance reserve decreased by $5.6 million, primarily due to capital losses incurred late in 1994, which were then amortized through the interest maintenance reserve during 1995.

Benefits and expenses decreased by $143 million for the year ended December 31, 1994. Reinsurance had the effect of decreasing benefits and expenses by $45.2 million. Deaths, annuity payments and surrender benefits and other fund withdrawals increased by $106.5 million as a result of increased surrenders of fixed annuities for which interest rate guarantee periods have expired, as well as withdrawals from the separate accounts. Policy reserves decreased by $16.7 million primarily resulting from increased reserves for minimum death benefit guarantees. The increase in liability for premium and other deposit funds of $83.1 million reflects fewer maturities of contracts for which the guarantee periods have expired, and increased sales of group pension guaranteed investment contracts described above. Commissions decreased by $5.5 million, reflecting the decrease in total sales of combination fixed/variable annuities. General expenses increased by $3.3 million, reflecting increased expenses allocated from the parent and increased salaries due to staffing. Transfers to separate accounts decreased by $268.8 million, reflecting less exchange activity out of the separate accounts into the general account and fewer variable annuity sales transferred to the separate accounts.

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

(3)  NEW ACCOUNTING PRONOUNCEMENTS

During 1996, the Registrant received assurance from the Securities and Exchange Commission that the Registrant, as a wholly-owned subsidiary of a mutual life insurance company, would be permitted to file financial statements on the NAIC statutory basis of accounting. Refer to notes 1 and 19 to the financial statements filed as Item 8 below.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements, in the form required by Regulation S-X, are set forth below. The Registrant is not subject to the requirement to file supplementary financial data specified by Item 302 of Regulation S-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
CAPITAL STOCK AND SURPLUS

                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                                                                   1996            1995
                                                                              --------------  --------------
                                                                                        (IN 000'S)
ADMITTED ASSETS
    Bonds                                                                     $    2,258,858  $    2,706,067
    Preferred stock                                                                        0           1,149
    Mortgage loans                                                                   938,932       1,066,911
    Investments in subsidiaries                                                      144,043         138,282
    Real estate                                                                      100,385          95,574
    Other invested assets                                                             51,378          38,387
    Policy loans                                                                      40,554          38,355
    Cash                                                                               1,305         (20,280)
    Investment income due and accrued                                                 68,190          62,719
    Funds withheld on reinsurance assumed                                            878,798         741,091
    Due from separate accounts                                                       220,999         148,675
    Other assets                                                                      27,509          26,349
                                                                              --------------  --------------
    General account assets                                                         4,730,951       5,043,279
    Unitized separate account assets                                               6,919,219       5,275,808
    Non-unitized separate account assets                                           2,108,835       2,040,596
                                                                              --------------  --------------
    Total Assets                                                              $   13,759,005  $   12,359,683
                                                                              --------------  --------------
                                                                              --------------  --------------
LIABILITIES
    Policy reserves                                                           $    2,099,980  $    1,937,302
    Annuity and other deposits                                                     1,898,309       2,290,656
    Policy benefits in process of payment                                              2,677           5,884
    Accrued expenses and taxes                                                        57,719          44,114
    Other liabilities                                                                 63,987          36,080
    Due to (from) parent and affiliates--net                                         (41,326)       (130,502)
    Interest maintenance reserve                                                      28,676          25,218
    Asset valuation reserve                                                           53,911          42,099
                                                                              --------------  --------------
    General account liabilities                                                    4,163,933       4,250,851
    Unitized separate account liabilities                                          6,919,094       5,275,784
    Non-unitized separate account liabilities                                      2,108,835       2,040,596
                                                                              --------------  --------------
                                                                                  13,191,862      11,567,231
                                                                              --------------  --------------
CAPITAL STOCK AND SURPLUS
    Capital Stock Par value $1,000:
       Authorized, 10,000 shares;
        issued and outstanding, 5,900 shares                                           5,900           5,900
    Surplus                                                                          561,243         786,552
                                                                              --------------  --------------
    Total capital stock and surplus                                                  567,143         792,452
                                                                              --------------  --------------
    Total Liabilities, Capital Stock and Surplus                              $   13,759,005  $   12,359,683
                                                                              --------------  --------------
                                                                              --------------  --------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

STATUTORY STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              1996        1995        1994
                                           ----------  ----------  ----------
                                                       (IN 000'S)
 Premiums and annuity considerations       $  282,466  $  279,407  $  316,008
 Deposit-type funds                         1,775,230   1,545,542   1,647,623
 Considerations for supplementary
  contracts without life contingencies
  and dividend accumulations                    2,340       1,088       2,906
 Net investment income                        303,753     312,872     315,433
 Amortization of interest maintenance
  reserve                                       1,557       1,025       4,128
 Miscellaneous income                          71,903      57,864      30,988
                                           ----------  ----------  ----------
 Total                                      2,437,249   2,197,798   2,317,086
                                           ----------  ----------  ----------
 Death benefits                                12,394      15,317       4,836
 Annuity benefits                             146,654     140,497     135,256
 Surrender benefits and other fund
  withdrawals                               1,507,263   1,074,396     965,186
 Interest on policy or contract funds           2,205         739         572
 Payments on supplementary contracts
  without life contingencies and of
  dividend accumulations                        2,120       1,888       2,334
 Increase in aggregate reserves for life
  and accident and health policies and
  contracts                                   162,678     171,975     219,334
 Increase in liability for premium and
  other deposit funds                        (392,348)     13,553     (69,541)
 Increase in reserve for supplementary
  contracts without life contingencies
  and for dividend and coupon
  accumulations                                   327        (663)        714
                                           ----------  ----------  ----------
 Total                                      1,441,293   1,417,702   1,258,691
 Commissions on premiums and annuity
  considerations (direct business only)       109,894      88,037      93,576
 Commissions and expense allowances on
  reinsurance assumed                          18,910      22,012      59,085
 General insurance expenses                    37,206      34,580      31,243
 Insurance taxes, licenses and fees,
  excluding federal income taxes                8,431       7,685       5,638
 Increase in loading on and cost of
  collection in excess of loading on
  deferred and uncollected premiums               901      (1,377)     (2,650)
 Net transfers to Separate Account            678,663     551,784     820,671
                                           ----------  ----------  ----------
 Total                                      2,295,298   2,120,423   2,266,254
                                           ----------  ----------  ----------
 Net gain from operations before
  dividends to policyholders and federal
  income tax                                  141,951      77,375      50,832
 Dividends to policyholders                    29,189      25,722      22,928
                                           ----------  ----------  ----------
 Net gain from operations after dividends
  to policyholders and before federal
  income tax                                  112,762      51,653      27,904
 Federal income taxes incurred (excluding
  tax on capital gains)                        (2,702)     17,807      19,469
                                           ----------  ----------  ----------
 Net gain from operations after dividends
  to policyholders and federal income tax
  and before realized capital gains or
  (losses)                                    115,464      33,846       8,435
 Net realized capital gains or (losses)
  less capital gains tax and transferred
  to the interest maintenance reserve           7,560       2,069      (6,978)
                                           ----------  ----------  ----------
 NET INCOME                                $  123,024  $   35,915  $    1,457
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1996        1995        1994
                                                            ----------  ----------  ----------
                                                                        (IN 000'S)
CAPITAL AND SURPLUS, BEGINNING OF YEAR                      $  792,452  $  455,489  $  483,188
                                                            ----------  ----------  ----------
Net income                                                     123,024      35,915       1,457
Change in net unrealized capital gains or (losses)              (1,715)      2,009        (671)
Change in non-admitted assets and related items                     67      (2,270)     (1,485)
Change in asset valuation reserve                              (11,812)    (13,690)     (8,376)
Other changes in surplus in Separate Accounts Statement            100      (4,038)       (227)
Increase (decrease) in surplus notes                          (335,000)    315,000           0
Miscellaneous gains and losses in surplus                           27       4,037     (18,397)
                                                            ----------  ----------  ----------
Net change in capital and surplus for the year                (225,309)    336,963     (27,699)
                                                            ----------  ----------  ----------
Capital and surplus, end of year                            $  567,143  $  792,452  $  455,489
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)
STATUTORY STATEMENTS OF CASH FLOW

                                                  YEARS ENDED DECEMBER 31,
                                            -------------------------------------
                                               1996         1995         1994
                                            -----------  -----------  -----------
                                                         (IN 000'S)
 Cash Provided
   Premiums, annuity considerations and
     deposit funds received                 $ 2,059,577  $ 1,826,456  $ 2,287,695
   Considerations for supplementary
     contracts and dividend accumulations
     received                                     2,340        1,088        2,906
   Net investment income received               324,914      374,398      351,058
   Other income received                         88,295       25,348       30,989
                                            -----------  -----------  -----------
 Total receipts                               2,475,126    2,227,290    2,672,648
                                            -----------  -----------  -----------
   Benefits paid (other than dividends)       1,671,483    1,231,936    1,326,223
   Insurance expenses and taxes paid
     (other than federal income and
     capital gains taxes)                       172,015      150,463      187,699
   Net cash transfers to Separate Accounts      755,605      568,188      963,127
   Dividends paid to policyholders               22,689       17,722       13,303
   Federal income tax (recoveries)
     payments (excluding tax on capital
     gains)                                     (15,363)     (20,655)       2,976
   Other--net                                     2,205          739          572
                                            -----------  -----------  -----------
 Total payments                               2,608,634    1,948,393    2,493,900
                                            -----------  -----------  -----------
 Net cash from operations                      (133,508)     278,897      178,748
                                            -----------  -----------  -----------
   Proceeds from long-term investments
     sold, matured or repaid (after
     deducting taxes on capital gains of
     $1,554,873 for 1996, $8,610,951 for
     1995 and $19,271,876 for 1994)           1,768,147    1,658,655    1,508,156
   Issuance (repayment) of surplus notes       (335,000)     315,000
   Other cash provided                          147,956      419,446       26,512
                                            -----------  -----------  -----------
 Total cash provided                          1,581,103    2,393,101    1,534,668
                                            -----------  -----------  -----------
 Cash Applied
   Cost of long-term investments acquired     1,318,880    1,749,714    1,442,155
   Other cash applied                           235,982      796,207      264,233
                                            -----------  -----------  -----------
 Total cash applied                           1,554,862    2,545,921    1,706,388
                                            -----------  -----------  -----------
 Net change in cash and short-term
   investments                                 (107,267)     126,077        7,028
 Cash and short-term investments:
 Beginning of year                              197,326       71,249       64,221
                                            -----------  -----------  -----------
 End of year                                $    90,059  $   197,326  $    71,249
                                            -----------  -----------  -----------
                                            -----------  -----------  -----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") is incorporated as a life insurance company and is currently engaged in the sale of individual fixed and variable annuities, group fixed and variable annuities and group pension contracts. The Company also underwrites a block of individual life insurance business through a reinsurance contract with its parent. Sun Life Assurance Company of Canada (the "parent company") is a mutual life insurance company.

The Company, which is domiciled in the State of Delaware, prepares its financial statements in accordance with statutory accounting practices prescribed or permitted by the State of Delaware Insurance Department. Prescribed accounting practices include practices described in a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted accounting practices encompass all accounting practices not so prescribed. The permitted accounting practices adopted by the Company are not material to the financial statements. Prior to 1996, statutory accounting practices were recognized by the insurance industry and the accounting profession as generally accepted accounting principles for mutual life insurance companies and stock life insurance companies wholly owned by mutual life insurance companies. In April 1993, the Financial Accounting Standards Board ("FASB") issued an interpretation (the "Interpretation"), that became effective in 1996, that has changed the previous practice of mutual life insurance companies (and stock life insurance companies that are wholly-owned subsidiaries of mutual life insurance companies) with respect to utilizing statutory basis financial statements for general purposes, in that it will no longer allow such financial statements to be described as having been prepared in conformity with generally accepted accounting principles ("GAAP"). Consequently, these financial statements prepared in conformity with statutory accounting practices as described above, vary from and are not intended to present the Company's financial position and results of operations and capital in conformity with generally accepted accounting principles. (See
Note 19 for further discussion relative to the Company's basis of financial statement presentation.) The effects on the financial statements of the variances between the statutory basis of accounting and GAAP, although not reasonably determinable, are presumed to be material.

INVESTED ASSETS AND RELATED RESERVES

Bonds are carried at cost adjusted for amortization of premium or accrual of discount. Investments in non-insurance subsidiaries are carried on the equity basis. Investments in insurance subsidiaries are carried at their statutory surplus values. Mortgage loans acquired at a premium or discount are carried at amortized values and other mortgage loans at the amounts of the unpaid balances. Real estate investments are carried at the lower of cost adjusted for accumulated depreciation or appraised value, less encumbrances. Short-term investments are carried at amortized cost, which approximates fair value. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally 40 to 50 years.

POLICY AND CONTRACT RESERVES

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES: (CONTINUED):
INCOME AND EXPENSES

For life and annuity contracts, premiums are recognized as revenues over the premium paying period, whereas commissions and other costs applicable to the acquisition of new business are charged to operations as incurred.

SEPARATE ACCOUNTS

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

The Company has also established a non-unitized separate account for amounts allocated to the fixed portion of certain combination fixed/variable deferred annuity contracts. The assets of this account are available to fund general account liabilities and general account assets are available to fund liabilities of this account.

Gains (losses) from mortality experience and investment experience, not applicable to contract owners, are transferred to (from) the general account. Accumulated gains (losses) that have not been transferred are recorded as a payable (receivable) to (from) the general account. Amounts payable to the general account of the Company were $220,999,000 in 1996 and $148,675,000 in 1995.

CHANGES IN ACCOUNTING PRINCIPLES AND REPORTING

During 1996, the Company changed its method of accounting and reporting for deposits withdrawals, and benefits with respect to unitized separate accounts. Previously, deposits were recorded as direct increases in liabilities of the separate accounts while withdrawals and benefits were recorded as direct decreases in that liability. Effective for 1996, the Company recorded: deposits as revenue in the general account; withdrawals and benefits as expenses in the general account; and the transfer of those funds between the general account and the separate account are reflected as an expense (income) item. Amounts presented for the years ended December 31, 1995 and 1994 have been restated to conform to this presentation. The effect of this change was to increase revenues and expenses by $1.4 billion in 1996, $878 million in 1995, and $988 million in 1994; there is no impact on net income of the general account. This new method of reporting is consistent with the accounting treatment for deposits and withdrawals and benefits of the non-unitized separate account of the Company, and is consistent with prescribed statutory accounting practices.

Prior to 1996, dividends paid to the Company by its subsidiaries and the undistributed gains (losses) of those subsidiaries were included in net income of the Company. For Annual Statement reporting, dividends were (and continue to be) reported in net income while undistributed gains (losses) are reported directly to surplus (as a separate component of unassigned surplus). As a result, net income as reported in these financial statements is $2.5 million less than net income reported in the Annual Statement in 1995 and $1.4 million greater than the Annual Statement in 1994. Effective for 1996, the Company changed its method of accounting for investments in subsidiaries to conform with the prescribed statutory accounting practices used in the preparation of its Annual Statement. As a result of the change, $5.7 million in undistributed losses of subsidiaries are reported directly as a separate component of unassigned surplus rather than being included in net income for the year ended December 31, 1996. The amounts as reported in prior years have not been restated.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES: (CONTINUED):
The Company has also revised the form of its statutory statements of operations, changes in capital stock and surplus, and cash flow in order to match more exactly the presentation used in the preparation of its Annual Statement. As a result, reclassifications have been made in the amounts reported in 1995 and 1994 audited financial statements to conform to the presentation used for the 1996 amounts. Other than as described in the preceding paragraph, none of the changes have impacted net income or statutory surplus as reported in the 1995 and 1994 audited financial statements.

OTHER

Preparation of the financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

2.  INVESTMENTS IN SUBSIDIARIES:
The Company owns all of the outstanding shares of Sun Life Insurance and Annuity Company of New York (Sun Life (N.Y.)), Massachusetts Casualty Insurance Company
(MCIC), Sun  Investment Services  Company (Sunesco),  New London  Trust,  F.S.B.
(NLT), Sun Life Financial Services Limited, Inc. (SLFSL), Sun Benefit Services Company, Inc. (Sunbesco), Sun Capital Advisers, Inc. (Sun Capital), and Sun Life Finance Corporation (Sunfinco).

The Company owns 94.8% of the outstanding shares of Massachusetts Financial Services Company (MFS). The Company previously owned 100% of the shares. During 1996, MFS issued additional shares to officers of MFS, thereby reducing the Company's ownership to 94.8%.

Sun Life (N.Y.) is engaged in the sale of individual fixed and variable annuity contracts and group life and disability insurance contracts in the State of New York. MCIC is a life insurance company which issues only individual disability income policies. Sunesco is a registered investment adviser and broker-dealer. NLT is a federally chartered savings bank. SLFSL serves as the marketing administrator for the distribution of the Parent company's offshore products. Sun Capital, a registered investment adviser, Sunfinco, and Sunbesco are currently inactive.

MFS, a registered investment adviser, serves as investment adviser to the mutual funds in the MFS family of funds and certain mutual funds and separate accounts established by the Company, and, through a subsidiary, provides investment advice to substantial private clients.

In 1994, the Company reduced its carrying value of MCIC by $18,397,000, the unamortized amount of goodwill. The reduction was accounted for as a direct charge to surplus.

On December 31, 1996, the Company issued to the parent a $58,000,000 note which is scheduled for repayment on February 15, 1997 at an interest rate of 5.70%. Also on December 31, 1996, the Company was issued a $58,000,000 note by MFS at an interest rate of 5.76% due on demand on or after March 1, 1997. On December 31, 1996 and 1995 the Company had an additional $20,000,000 in notes issued by MFS, scheduled to mature in 2000. All of these notes are reported as due from parent and affiliates.

During 1996, 1995 and 1994, the Company contributed capital in the following amounts to its subsidiaries:

                                                                           1996           1995          1994
                                                                      --------------  ------------  ------------
MCIC                                                                  $   10,000,000  $  6,000,000  $  6,000,000
SLFSL                                                                      1,500,000             0             0

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2.  INVESTMENTS IN SUBSIDIARIES: (CONTINUED):
Summarized combined financial information of the Company's subsidiaries as of December 31, 1996, 1995 and 1994 and for the years then ended, follows:

                                                                                       DECEMBER 31,
                                                                         ----------------------------------------
                                                                             1996          1995          1994
                                                                         ------------  ------------  ------------
                                                                                        (IN 000'S)
Intangible assets                                                        $      9,646  $     12,174  $     13,485
Other assets                                                                1,376,014     1,233,372     1,165,595
Liabilities                                                                (1,241,617)   (1,107,264)   (1,044,273)
                                                                         ------------  ------------  ------------
Total net assets                                                         $    144,043  $    138,282  $    134,807
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
Total revenues                                                           $    717,280  $    570,794  $    495,097
Operating expenses                                                           (624,199)     (504,070)     (425,891)
Income tax expense                                                            (42,820)      (31,193)      (29,374)
                                                                         ------------  ------------  ------------
Net income                                                               $     50,261  $     35,531  $     39,832
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

3.  BONDS:
The amortized cost and estimated fair value of investments in debt securities are as follows:

                                                                             DECEMBER 31, 1996
                                                            ----------------------------------------------------
                                                                             GROSS        GROSS      ESTIMATED
                                                             AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                                COST         GAINS      (LOSSES)       VALUE
                                                            ------------  -----------  -----------  ------------

                                                                                 (IN 000'S)
Long-term Bonds:
    United States government and government agencies and
     authorities                                            $    267,756   $  12,272    $  (8,927)  $    271,101
    States, provinces and political subdivisions                   2,253          20           (0)         2,273
    Foreign governments                                           18,812       1,351           (0)        20,163
    Public utilities                                             415,641      24,728       (1,223)       439,146
    Transportation                                               167,937      14,107       (2,243)       179,801
    Finance                                                      290,025       7,912         (472)       297,465
    All other corporate bonds                                  1,007,680      42,338      (14,496)     1,035,522
                                                            ------------  -----------  -----------  ------------
        Total long-term bonds                                  2,170,104     102,728      (27,361)     2,245,471
Short-term bonds:
    U.S. Treasury Bills, bankers acceptances and
     commercial paper                                             88,754           0            0         88,754
                                                            ------------  -----------  -----------  ------------
                                                            $  2,258,858   $ 102,728    $ (27,361)  $  2,334,225
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3.  BONDS: (CONTINUED):

                                                                            DECEMBER 31, 1995
                                                          -----------------------------------------------------
                                                                           GROSS        GROSS       ESTIMATED
                                                           AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                                              COST         GAINS       (LOSSES)       VALUE
                                                          ------------  -----------  ------------  ------------

                                                                               (IN 000'S)
Long-term Bonds:
    United States government and government agencies and
     authorities                                          $    467,597   $  22,783   $       (443) $    489,937
    States, provinces and political subdivisions                 2,252          81             (0)        2,333
    Foreign governments                                         38,303       4,551             (6)       42,848
    Public utilities                                           513,704      45,466           (203)      558,967
    Transportation                                             215,786      22,794         (2,221)      236,359
    Finance                                                    225,074      13,846            (84)      238,836
    All other corporate bonds                                1,025,745      67,371         (7,415)    1,085,701
                                                          ------------  -----------  ------------  ------------
        Total long-term bonds                                2,488,461     176,892        (10,372)    2,654,981
Short-term bonds:
    U.S. Treasury Bills, bankers acceptances and
     commercial paper                                          217,606           0              0       217,606
                                                          ------------  -----------  ------------  ------------
                                                          $  2,706,067   $ 176,892   $    (10,372) $  2,872,587
                                                          ------------  -----------  ------------  ------------
                                                          ------------  -----------  ------------  ------------

The amortized cost and estimated fair value of bonds at December 31, 1996 and 1995 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call and/or prepayment penalties.

                                                                                           DECEMBER 31, 1996
                                                                                       --------------------------
                                                                                        AMORTIZED     ESTIMATED
                                                                                           COST       FAIR VALUE
                                                                                       ------------  ------------
                                                                                               (IN 000'S)
Maturities:
    Due in one year or less                                                            $    314,130  $    315,507
    Due after one year through five years                                                   743,215       751,858
    Due after five years through ten years                                                  268,376       280,153
    Due after ten years                                                                     714,504       775,051
                                                                                       ------------  ------------
                                                                                       $  2,040,225  $  2,122,569
    Mortgage-backed securities                                                              218,633       211,656
                                                                                       ------------  ------------
                                                                                       $  2,258,858  $  2,334,225
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                                                                           DECEMBER 31, 1995
                                                                                       --------------------------
                                                                                        AMORTIZED     ESTIMATED
                                                                                           COST       FAIR VALUE
                                                                                       ------------  ------------
                                                                                               (IN 000'S)
Maturities:
    Due in one year or less                                                            $    558,775  $    561,119
    Due after one year through five years                                                   824,446       846,230
    Due after five years through ten years                                                  256,552       269,549
    Due after ten years                                                                     884,187     1,000,908
                                                                                       ------------  ------------
                                                                                          2,523,960     2,677,806
    Mortgage-backed securities                                                              182,107       194,781
                                                                                       $  2,706,067  $  2,872,587
                                                                                       ------------  ------------
                                                                                       ------------  ------------

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3.  BONDS: (CONTINUED):
Proceeds from sales and maturities of investments in debt securities during 1996, 1995, and 1994 were $1,554,016,000, $1,510,553,000, and $1,390,974,000, gross gains were $16,975,000, $24,757,000, and $15,025,000 and gross losses were $10,885,000, $5,742,000, and $30,041,000 , respectively.

Bonds included above with an amortized cost of approximately $2,060,000 and $2,059,000 at December 31, 1996 and 1995, respectively, were on deposit with governmental authorities as required by law.

4.  SECURITIES LENDING:
The Company has a securities lending program operated on its behalf by the Company's primary custodian, Chemical Bank of New York. The custodian has indemnified the Company against losses arising from this program. The total par value of securities out on loan was $51,537,000 and $250,729,000 and the income resulting from this program was $137,000, $2,000 and $26,000 at December 31, 1996, 1995 and 1994, respectively.

5.  MORTGAGE LOANS:
The Company invests in commercial first mortgage loans throughout the United States. The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate provisions have been made. In those cases where, in management's judgement, the mortgage loans' values are impaired, appropriate losses are recorded.

The following table shows the geographical distribution of the mortgage portfolio.

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1996         1995
                                                                                         ----------  ------------
                                                                                                (IN 000'S)
California                                                                               $  154,272  $    153,811
Massachusetts                                                                                79,929        83,999
Michigan                                                                                     57,119        69,125
New York                                                                                     67,742        81,480
Ohio                                                                                         75,405        83,915
Pennsylvania                                                                                115,584       141,468
Washington                                                                                   75,819        91,900
All other                                                                                   313,062       361,213
                                                                                         ----------  ------------
                                                                                         $  938,932  $  1,066,911
                                                                                         ----------  ------------
                                                                                         ----------  ------------

The Company has restructured mortgage loans totalling $29,261,000, and $49,846,000 at December 31, 1996 and 1995, respectively, against which there are provisions of $5,893,000 and $8,799,000 at December 31, 1996 and 1995,
respectively.

The Company has made commitments of mortgage loans on real estate into the future. The outstanding commitments for these mortgages amount to $9,800,000 and $13,100,000 at December 31, 1996 and 1995, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6.  INVESTMENTS GAINS AND LOSSES:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
                                                                                             (IN 000'S)
Net realized gains (losses)
Bonds                                                                              $   5,631  $   3,935  $    (858)
Mortgage loans                                                                           763        292     (5,689)
Real estate                                                                              599        391       (334)
Other assets                                                                             567     (2,549)       (97)
                                                                                   ---------  ---------  ---------
                                                                                   $   7,560  $   2,069  $  (6,978)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Changes in unrealized gains (losses):
Common stock of affiliates                                                         $  (5,739) $       0  $       0
Mortgage loans                                                                          (600)    (1,574)         0
Real estate                                                                            4,624      3,583       (671)
                                                                                   ---------  ---------  ---------
                                                                                   $  (1,715) $   2,009  $    (671)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rates are charged or credited to an interest maintenance reserve (IMR) and amortized into income over the remaining contractual life of the security sold. The gross realized capital gains and losses credited or charged to the interest maintenance reserve were a credit of $7,710,000 in 1996, a credit of $12,714,000 in 1995, and a charge of $14,070,000 in 1994. All gains and losses are transferred net of applicable taxes.

7.  NET INVESTMENT INCOME:
Net investment income consisted of:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1996        1995        1994
                                                                              ----------  ----------  ----------
                                                                                          (IN 000'S)
Interest income from bonds                                                    $  178,695  $  205,445  $  200,338
Income from investment in common stock of affiliates                              50,408      35,403      39,577
Interest income from mortgage loans                                               92,591      99,766     106,404
Real estate investment income                                                     16,249      14,979      12,950
Interest income from policy loans                                                  2,790       2,777       2,669
Other                                                                              1,710       2,672       1,212
                                                                              ----------  ----------  ----------
    Gross investment income                                                      342,443     361,042     363,150
Interest on surplus notes                                                        (23,061)    (31,813)    (31,150)
Investment expenses                                                              (15,629)    (16,357)    (16,567)
                                                                              ----------  ----------  ----------
                                                                              $  303,753  $  312,872  $  315,433
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

8.  DERIVATIVES:
The Company uses derivative instruments for interest risk management purposes, including hedges against specific interest rate risk and to minimize the Company's exposure to fluctuations in interest rates. The Company's use of derivatives has included U.S. Treasury futures, conventional interest rate swaps, and forward spread lock interest rate swaps.

In the case of interest rate futures, gains or losses on contracts that qualify as hedges are deferred until the earliest of the completion of the hedging transaction, determination that the transaction will no longer take place, or determination that the hedge is no longer effective. Upon completion of the hedge, where it is impractical to allocates gains (losses) to specific hedged assets or liabilities, gains ( losses) are deferred in IMR and amortized over the remaining life of the hedged assets. At December 31, 1996 and December 31, 1995 there were no futures contracts outstanding.

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

                                                                                         SWAPS OUTSTANDING
                                                                                       AT DECEMBER 31, 1996
                                                                                 ---------------------------------
                                                                                      NOTIONAL       MARKET VALUE
                                                                                 PRINCIPAL AMOUNTS   OF POSITIONS
                                                                                 ------------------  -------------
                                                                                            (IN 000'S)
Conventional interest rate swaps                                                    $    429,000       $  (2,443)
Foreign currency swap                                                                      2,100              70
Forward spread lock swaps                                                                 50,000             (50)

                                                                                         SWAPS OUTSTANDING
                                                                                       AT DECEMBER 31, 1995
                                                                                 ---------------------------------
                                                                                      NOTIONAL       MARKET VALUE
                                                                                 PRINCIPAL AMOUNTS   OF POSITIONS
                                                                                 ------------------  -------------
                                                                                            (IN 000'S)
Conventional interest rate swaps                                                    $    367,000       $   3,275
Foreign currency swap                                                                      2,745             290
Forward spread lock swaps                                                                 50,000             112

The market value is the estimated amount that the Company would receive or pay on termination or sale, taking into account current interest rates and the current creditworthiness of the counterparties. The Company is exposed to potential credit loss in the event of non-performance by counterparties. The counterparties are major financial institutions and management believes that the risk of incurring losses related to credit risk is remote.

9.  LEVERAGED LEASES:
The Company is a lessor in a leveraged lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was leased for a term of 9.75 years. The Company's equity investment represented 22.9% of the purchase price of the equipment. The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment and non-recourse to the Company. At the end of the lease term, the Master Lessee may exercise a fixed price purchase option to purchase the equipment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

9.  LEVERAGED LEASES: (CONTINUED):
The Company's net investment in leveraged leases is composed of the following elements:

                                                                                         YEARS ENDED DECEMBER
                                                                                                 31,
                                                                                        ----------------------
                                                                                           1996        1995
                                                                                        ----------  ----------
                                                                                              (IN 000'S)
Lease contracts receivable                                                              $  101,244  $  111,611
Less non-recourse debt                                                                     101,227    (111,594)
                                                                                        ----------  ----------
                                                                                                17          17
Estimated residual value of leased assets                                                   41,150      41,150
Less unearned and deferred income                                                          (11,501)    (13,132)
                                                                                        ----------  ----------
Investment in leveraged leases                                                              29,666      28,035
Less fees                                                                                     (188)       (213)
                                                                                        ----------  ----------
Net investment in leveraged leases                                                      $   29,478  $   27,822
                                                                                        ----------  ----------
                                                                                        ----------  ----------

The net investment is classified as other invested assets in the accompanying statements of admitted assets, liabilities, capital stock and surplus.

10. REINSURANCE:
The Company has agreements with the parent company which provide that the parent company will reinsure the mortality risks of the individual life insurance contracts sold by the Company. Under these agreements basic death benefits and supplementary benefits are reinsured on a yearly renewable term basis and coinsurance basis, respectively. Reinsurance transactions under these agreements had the effect of decreasing income from operations by approximately $1,603,000, $2,184,000, and $2,138,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Effective January 1, 1991, the Company entered into an agreement with the parent company under which certain individual life insurance contracts issued by the parent company were reinsured by the Company on a 90% coinsurance basis. Also, effective January 1, 1991, the Company entered into an agreement with the parent company which provides that the parent company will reinsure the mortality risks in excess of $500,000 per policy for the individual life insurance contracts assumed by the Company in the reinsurance agreement described above. Such death benefits are reinsured on a yearly renewable term basis. These agreements had the effect of increasing income from operations by approximately $35,161,000 and $11,821,000 for the years ended December 31, 1996 and 1995, respectively, and decreasing income by approximately $29,188,000 for the year ended December 31, 1994. The life reinsurance assumed agreement requires the reinsurer to withhold funds in amounts equal to the reserves assumed.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10. REINSURANCE: (CONTINUED):
The following are summarized pro-forma results of operations of the Company for the years ended December 31, 1996, 1995 and 1994 before the effect of reinsurance transactions with the parent company.

                                                                           PRO-FORMA RESULTS PRE-REINSURANCE
                                                                                YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1996          1995          1994
                                                                        ------------  ------------  ------------
                                                                                       (IN 000'S)
Income:
    Premiums, annuity deposits and other revenues                       $  1,858,145  $  1,619,337  $  2,053,408
    Net investment income and realized gains                                 312,870       315,967       312,582
                                                                        ------------  ------------  ------------
    Subtotal                                                               2,171,015     1,935,304     2,365,990
                                                                        ------------  ------------  ------------
Benefits and Expenses:
    Policyholder benefits                                                  1,928,720     1,760,917     2,183,282
    Other expenses                                                           155,531       130,302       130,456
                                                                        ------------  ------------  ------------
    Subtotal                                                               2,084,251     1,891,219     2,313,738
                                                                        ------------  ------------  ------------
Income from operations                                                  $     86,764  $     44,085  $     52,252
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

The   Company  has  an  agreement  with  an  unrelated  company  which  provides reinsurance of certain individual life insurance contracts on a modified coinsurance basis and under which all deficiency reserves related to these contracts are reinsured. Reinsurance transactions under this agreement had the effect of decreasing income from operations by $46,000 in 1996, and by $1,599,000 in 1995, and increasing income from operations by $1,854,404 in 1994.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

11. WITHDRAWAL CHARACTERISTICS OF ANNUITY ACTUARIAL RESERVES AND DEPOSIT
LIABILITIES:
Withdrawal characteristics of general account and separate account annuity reserves and deposits:

                                                                                             DECEMBER 31, 1996
                                                                                        ----------------------------
                                                                                            AMOUNT       % OF TOTAL
                                                                                        --------------  ------------
                                                                                                 (IN 000'S)
Subject to discretionary withdrawal-with adjustment
    --with market value adjustment                                                      $    3,547,683       30.44%
    --at book value less surrender charges (surrender charge >5%)                            5,626,117       48.27
    --at book value (minimal or no charge or adjustment)                                     1,264,586       10.85
Not subject to discretionary withdrawal provision                                            1,218,157       10.44
                                                                                        --------------   ------
Total annuity actuarial reserves and deposit liabilities                                $   11,656,543      100.00%
                                                                                        --------------   ------
                                                                                        --------------   ------

                                                                                             DECEMBER 31, 1995
                                                                                        ----------------------------
                                                                                            AMOUNT       % OF TOTAL
                                                                                        --------------  ------------
                                                                                                 (IN 000'S)
Subject to discretionary withdrawal-with adjustment
    --with market value adjustment                                                      $    3,796,596       36.36%
    --at book value less surrender charges (surrender charge >5%)                            4,066,126       38.94
    --at book value (minimal or no charge or adjustment)                                     1,278,215       12.24
Not subject to discretionary withdrawal provision                                            1,301,259       12.46
                                                                                        --------------   ------
Total annuity actuarial reserves and deposit liabilities                                $   10,442,196      100.00%
                                                                                        --------------   ------
                                                                                        --------------   ------

12. RETIREMENT PLANS:
The Company participates with its parent company in a non-contributory defined benefit pension plan covering essentially all employees. The benefits are based on years of service and compensation.

The funding policy for the pension plan is to contribute an amount which at least satisfies the minimum amount required by ERISA. The Company is charged for its share of the pension cost based upon its covered participants. Pension plan assets consist principally of separate accounts of the parent company.

The Company's share of the group's accrued pension cost at December 31, 1996, 1995 and 1994 was $446,000, $420,000, and $417,000, respectively. The Company's share of net periodic pension cost was $27,000, $3,000, and $417,000, for 1996, 1995 and 1994, respectively.

The Company also participates with its parent and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. The Company matches, up to specified amounts, employees' contributions to the plan. Company contributions were $233,000, $185,000 and $152,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

12. RETIREMENT PLANS: (CONTINUED):
Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Post-retirement Benefits Other than Pensions.' SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to 20 years. The Company has elected to recognize this obligation of approximately $400,000 over a period of ten years. The Company's cash flows are not affected by implementation of this standard, but implementation decreased net income by $209,000, $142,000, and $114,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Effective June 5, 1996, the Company made certain changes regarding eligibility and benefits to its post-retirement health benefits plans for retirees on or after that date. The impact of these changes is a decrease of 1996 post-retirement benefit costs of $599,000. The Company's post-retirement health care plans currently are not funded.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995:

                                                                  DECEMBER 31, 1996
                                                       ---------------------------------------
                                                        CARRYING AMOUNT   ESTIMATED FAIR VALUE
                                                       -----------------  --------------------
                                                                     (IN 000'S)
ASSETS
Bonds                                                    $   2,258,858       $    2,339,126
Mortgages                                                      938,932              958,909
LIABILITIES
Insurance reserves                                             122,606              122,606
Individual annuities                                           373,488              367,878
Pension products                                             1,911,284            1,922,602
Derivatives                                                         --               (2,423)

                                                                  DECEMBER 31, 1995
                                                       ---------------------------------------
                                                        CARRYING AMOUNT   ESTIMATED FAIR VALUE
                                                       -----------------  --------------------
                                                                     (IN 000'S)
ASSETS
Bonds                                                    $   2,706,067       $    2,872,586
Mortgages                                                    1,066,911            1,111,895
LIABILITIES
Insurance reserves                                             124,066              124,066
Individual annuities                                           434,261              431,263
Pension products                                             2,227,882            2,265,386
Derivatives                                                         --                3,387

The major methods and assumptions used in estimating the fair values of financial instruments are as follows:

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

13. FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED):
The fair values of short-term bonds are estimated to be the amortized cost. The fair values of long-term bonds which are publicly traded are based upon market prices or dealer quotes. For privately placed bonds, fair values are estimated taking into account prices for publicly traded bonds of similar credit risk and maturity and repayment and liquidity characteristics.

The fair values of the Company's general account reserves and liabilities under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.

The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The fair values of derivative financial instruments are estimated using the process described in Note #8.

14. STATUTORY INVESTMENT VALUATION RESERVES:
The asset valuation reserve ("AVR") provides a reserve for losses from investments in bonds, stocks, mortgage loans, real estate and other invested assets with related increases or decreases being recorded directly to surplus.

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rates are charged or credited to an interest maintenance reserve ("IMR") and amortized into income over the remaining contractual life of the security sold.

The tables shown below present changes in the major elements of the AVR and IMR.

                                                                              1996                  1995
                                                                      --------------------  --------------------
                                                                         AVR        IMR        AVR        IMR
                                                                      ---------  ---------  ---------  ---------
                                                                           (IN 000'S)            (IN 000'S)
Balance, beginning of year                                            $  42,099  $  25,218  $  28,409  $  18,140
Realized investment gains (losses), net of tax                            3,160      5,011     (1,524)     7,977
Amortization of investment (gains) losses                                     0     (1,557)         0       (899)
Unrealized investment gains (losses)                                      1,502          0      3,650          0
Required by formula                                                       7,150          4     11,564          0
                                                                      ---------  ---------  ---------  ---------
Balance, end of year                                                  $  53,911  $  28,676  $  42,099  $  25,218
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

15. FEDERAL INCOME TAXES:
The Company and its subsidiaries file a consolidated federal income tax return. Federal income taxes are calculated for the consolidated group based upon amounts determined to be payable as a result of operations within the current year. No provision is recognized for timing differences which may exist between financial statement and taxable income. Such timing differences include reserves, depreciation and accrual of market discount on bonds. Cash payments for federal income taxes were approximately $19,264,000, $12,429,000 and $43,200,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

16. SURPLUS NOTES AND NOTE RECEIVABLE:
The Company had issued and outstanding surplus notes to its parent with an aggregate carrying value of $335,000,000 during the period 1982 through January 16, 1996 at interest rates between 7.25% and 10%. The Company repaid all principal and interest associated with these surplus notes on January 16, 1996.

On December 19, 1995 the Company issued surplus notes totalling $315,000,000 to an affiliate, Sun Canada Financial Co., at interest rates between 5.75% and 7.25%. Of these notes, $157,500,000 will mature in the year 2007, and $157,500,000 will mature in the year 2015. Interest on these notes is payable semi-annually.

Principal and interest on surplus notes are payable only to the extent that the Company meets specified requirements regarding free surplus exclusive of the principal amount and accrued interest, if any, on these notes; and, in the case of principal repayments, with the consent of the Delaware Insurance Commissioner. In addition, with regard to surplus notes outstanding through January 16, 1996, subsequent to December 31, 1994 interest payments required the consent of the Delaware Insurance Commissioner. Payment of principal and interest on the notes issued in 1995 also requires the consents of the Delaware Insurance Commissioner and Canadian Office of the Superintendent of Financial Institutions.

During 1996, 1995 and 1994, the Company obtained the required consents, and expensed $23,061,000, $31,813,000 and $31,150,000 in respect of interest on surplus notes for the years 1996, 1995 and 1994, respectively.

On December 19, 1995, the parent borrowed $120,000,000 at 5.6% through a short-term note from the Company maturing on January 16, 1996. The note, which is included in due from parent and affiliates at December 31, 1995, was repaid in full by the parent at maturity.

17. MANAGEMENT AND SERVICE CONTRACTS:
The Company has an agreement with its parent company which provides that the parent company will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $20,192,000 in 1996, $20,293,000 in 1995, and
$18,452,000 in 1994.

18. RISK-BASED CAPITAL:
Effective December 31, 1993 the NAIC adopted risk-based capital requirements for life insurance companies. The risk-based capital requirements provide a method for measuring the minimum acceptable amount of adjusted capital that a life insurer should have, as determined under statutory accounting practices, taking into account the risk characteristics of its investments and products. The Company has met the minimum risk-based capital requirements at December 31, 1996 and 1995.

19. ACCOUNTING POLICIES AND PRINCIPLES:
The financial statements of the Company have been prepared on the basis of statutory accounting practices, which prior to 1996, were considered by the insurance industry and the accounting profession to be in accordance with GAAP for mutual life insurance companies. The primary differences between statutory accounting practices and GAAP are described as follows. Under statutory accounting practices, financial statements are not consolidated and investments in subsidiaries are shown at net equity value. Accordingly, the assets, liabilities and results of operations of the Company's subsidiaries are not consolidated with the assets, liabilities and results of operations, respectively, of the Company. Changes in net equity value of the common stock of the Company's United States life insurance subsidiaries are directly reflected in the

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

19. ACCOUNTING POLICIES AND PRINCIPLES: (CONTINUED):
Company's surplus. Changes in the net equity value of the common stock of all other subsidiaries are directly reflected in the Company's Investment Valuation Reserves. Dividends paid by subsidiaries to the Company are included in the Company's net investment income.

Other differences between statutory accounting practices and GAAP include the following: Statutory accounting practices do not recognize the following assets or liabilities which are reflected under GAAP-- deferred policy acquisition costs, deferred federal income taxes and statutory non-admitted assets. Asset Valuation Reserves and Interest Maintenance Reserves are established under statutory accounting practices but not under GAAP. Methods for calculating real estate depreciation and investment valuation allowances differ under statutory accounting practices than under GAAP. Actuarial assumptions and reserving methods differ under statutory accounting practices and GAAP. Premiums for universal life and investment type products are recognized as income for statutory purposes and as deposits to policyholders' accounts for GAAP.

Because the Company's management uses financial information prepared in conformity with accounting principles generally accepted in Canada in the normal course of business, the management of the Company has determined that the cost of complying with Statement No. 120 would exceed the benefits that the Company, or the users of its financial statements would experience. Consequently, the Company has elected not to apply such standards in the preparation of these financial statements.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

We have audited the accompanying statutory statements of admitted assets, liabilities, and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) as of December 31, 1996 and 1995, and the related statutory statements of operations, changes in capital stock and surplus, and cash flow for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described more fully in Notes 1 and 19 to the financial statements, the Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which practices differ from generally accepted accounting principles. The effects on the financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, the financial statements referred to above present fairly, in all material respects, the admitted assets, liabilities, and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) as of Dcember 31, 1996 and 1995, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1996 on the basis of accountng described in Notes 1 and 19.

However, because of the effects of the matter discussed in the second preceding paragraph, in our opinion, the financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of Sun Life Assurance Company of Canada (U.S.) as of December 31, 1996 and 1995 or the results of its operations or its cash flow for each of the three years in the period ended Decemeber 31, 1996.

In our previous report dated February 7, 1996, we expressed an opinion that the 1995 and 1994 financial statements, prepared using accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, presented fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) as of December 31, 1995, and the results of its operations, and its cash flow for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles. As described in Notes 1 and 19 to the financial statements, pursuant to the provisions of Statement of Financial Accounting Standards No. 120, ACCOUNTING AND REPORTING BY MUTUAL LIFE INSURANCE ENTERPRISES AND BY INSURANCE ENTERPRISES FOR CERTAIN LONG-DURATION PARTICIPATING CONTRACTS, financial statements of mutual life insurance enterprises (and stock life insurance companies that are wholly owned subsidiaries of mutual life insurance companies) for periods ending on or before December 15, 1996, prepared using accounting practices prescribed or permitted by insurance regulators, are not considered presentations in conformity with generally accepted accounting principles when presented for comparative purposes with the enterprise's financial statements for periods subsequent to the effective date of Statement No. 120. Accordingly, our present opinion on the presentation of the 1995 and 1994 financial statements in accordance with generally accepted accounting principles, as presented herein, is different from that expressed in our previous report.

As management as stated in Note 19, because the Company's management uses financial information prepared in accordance with accounting principles generally accepted in Canada in the normal course of business, the management of Sun Life Assurance Company of Canada (U.S.) has determined that the cost of complying with Statement No. 120 would exceed the benefits that the Company, or the users of its financial statements, would experience. Consequently, the Company has elected not to apply such standards in the preparation of these financial statements.

DELOITTE & TOUCHE LLP

February 3, 1997

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

Richard B. Bailey, 70, Director (1983*)
500 Boylston Street
Boston, Massachusetts 02116

He is a Director of Sun Life Insurance and Annuity Company of New York and a Director/Trustee of certain Funds in the MFS Family of Funds.

A. Keith Brodkin, 61, Director (1990*)
500 Boylston Street
Boston, Massachusetts 02116

He is Chairman and a Director of Massachusetts Financial Services Company; a Director of Sun Life Insurance and Annuity Company of New York; and a Director/Trustee and/or Officer of certain Funds in the MFS Family of Funds.

M. Colyer Crum, 64, Director (1986*)
Harvard Business School
104 West Cliff Street
Weston, MA 02163

He is a Professor Emeritus of the Harvard Business School and a Director of Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity Company of New York, Merrill Lynch Basic Value Fund, Inc., Merrill Lynch Capital Fund, Inc., Merrill Lynch Natural Resources Trust, Merrill Lynch Ready Assets Trust, Merrill Lynch Special Value Fund, Inc., Merrill Lynch U.S.A. Government Reserves, Merrill Lynch U.S. Treasury Money Fund, MuniVest California Insured Fund, Inc., MuniVest Florida Fund, Inc., MuniVest Michigan Insured Fund, Inc., MuniVest New Jersey Fund, Inc., MuniVest New York Insured Fund, Inc., MuniYield Florida Insured Fund, MuniYield Insured Fund II, Inc., MuniYield Michigan Insured Fund, Inc., MuniYield New Jersey Insured Fund, Inc., MuniYield New York Insured Fund III, Inc., MuniYield Pennsylvania Fund, Cambridge Bancorp and Cambridge Trust Company. Prior to July 1996 he was a professor at the Harvard Business School.

John S. Lane, 62, Director (1991*)
150 King Street West
Toronto, Ontario, Canada M5H 1J9

He is Senior Vice President, Investments of Sun Life Assurance Company of Canada and a Director of Sun Investment Services Company, Sun Life Insurance and Annuity Company of New York and Sun Capital Advisers, Inc.

---------
*  Year Elected Director

David D. Horn, 55, Senior Vice President and General Manager and Director (1970, 1985*)
One Sun Life Executive Park Wellesley Hills, Massachusetts 02181

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

Angus A. MacNaughton, 65, Director (1985*)
950 Tower Lane, Metro Tower, Suite 1170
Foster City, California 94404

He is President of Genstar Investment Corporation and a Director of Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity Company of New York, Canadian Pacific, Ltd., Stelco Inc. and Varian Associates, Inc.

John D. McNeil, 63, Chairman and Director (1982*)
150 King Street West
Toronto, Ontario, Canada M5H 1J9

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

Donald A. Stewart, 50, President and Director (1996*)
150 King Street West
Toronto, Ontario, Canada M5H 1J9

He is President and a Director of Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity Company of New York; a Director of Massachusetts Casualty Insurance Company, Massachusetts Financial Services Company, Spectrum United Holdings, Inc., Sun Life Investment Management Limited and Sun Life of Canada UK Holdings plc.

Robert A. Bonner, 52, Vice President, Pensions (1986)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

He is Vice President, Pensions for the United States of Sun Life Assurance Company of Canada.

Robert E. McGinness, 55, Vice President and Counsel (1983)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181
---------
*  Year Elected Director

He is Vice President and Counsel for the United States of Sun Life Assurance Company of Canada; Vice President and Counsel and a director of Sun Investment Services Company and Sun Benefit Services Company, Inc.; and a Director of New London Trust, F.S.B. and Massachusetts Casualty Insurance Company.

S. Caesar Raboy, 60, Senior Vice President and Deputy General Manager and Director (1991)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

He is Senior Vice President and Deputy General Manager for the United States of Sun Life Assurance Company of Canada; Senior Vice President of Sun Life Insurance and Annuity Company of New York; and Vice President and Director of Sun Life Financial Services Limited.

C. James Prieur, 45, Vice President, Investments (1993)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

He is Vice President, Investments for the United States of Sun Life Assurance Company of Canada; Vice President, Investments of Sun Investment Services Company; Sun Life Insurance and Annuity Company of New York; and Massachusetts Casualty Insurance Company; and a Director of Sun Capital Advisers, Inc., New London Trust, F.S.B. and Sun Canada Financial Co.

L. Brock Thomson, 55, Vice President and Treasurer (1974)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

He is Vice President, Portfolio Management for the United States of Sun Life Assurance Company of Canada; Vice President and Treasurer of Sun Investment Services Company, Sun Benefit Services Company, Inc., Sun Life Insurance and Annuity Company of New York and Sun Capital Advisers, Inc.; and Assistant Treasurer of Massachusetts Casualty Insurance Company.

Robert P. Vrolyk, 43, Vice President and Actuary (1986)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

He is Vice President, Finance for the United States of Sun Life Assurance Company of Canada; Vice President, Controller and Actuary of Sun Life Insurance and Annuity Company of New York; Vice President and a Director of Sun Canada Financial Co.; and a Director of Massachusetts Casualty Insurance Company.

Margaret Sears Mead, 46, Assistant Vice President and Secretary (1996) One Sun Life Executive Park
Wellesley Hills, MA 02181

She is Assistant Vice President and Counsel for the United States of Sun Life Assurance Company of Canada and Assistant Vice President and Secretary of Sun Life Insurance and Annuity Company of New York.

The directors, officers and employees of the Company, are covered under a commercial blanket bond and a liability policy.

---------
*  Year Elected Director

ITEM 11.  EXECUTIVE COMPENSATION.

All of the executive officers of the Registrant also serve as officers of Sun Life Assurance Company of Canada and receive no compensation directly from the Registrant. Allocations have been made as to such officers time devoted to duties as executive officers of the Registrant and its subsidiaries. The allocated cash compensation of all executive officers of the Registrant as a group for services rendered in all capacities to the Registrant and its subsidiaries during 1996, totalled $936,945. The allocated compensation of the named executive officers is as follows:

                                                                        ALLOCATED COMPENSATION
                                                                    -------------------------------   OTHER ALLOCATED
NAME/POSITION                                                         YEAR      SALARY      BONUS      COMPENSATION
------------------------------------------------------------------  ---------  ---------  ---------  -----------------
John D. McNeil                                                           1996  $  55,205  $  49,859
Chairman                                                                 1995  $  76,854  $  29,344
                                                                         1994  $  59,189  $  12,284
David D. Horn                                                            1996  $ 172,243  $  59,630      $   5,787
Senior Vice President                                                    1995  $ 176,800  $  52,728
and General Manager                                                      1994  $  68,985  $  22,995
Robert A. Bonner                                                         1996  $ 144,516  $  38,751      $   9,892
Vice President, Pensions                                                 1995  $ 134,227  $  24,824
                                                                         1994  $ 111,632  $  15,706
C. James Prieur                                                          1996  $  96,609  $  26,889
Vice President, Investments                                              1995  $  95,416  $  36,650
                                                                         1994  $  82,918  $  17,398
Robert Leach                                                             1996  $ 146,500  $  35,825
Vice President, Individual                                               1995  $ 138,500  $  25,371
Annuities                                                                1994  $ 132,248  $  13,500

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REINSURANCE

See discussion of Reinsurance in Item 1.
SERVICE CONTRACT

The Registrant has an agreement with its parent company which provides that the parent company will furnish, as requested, personnel as well as certain services and facilities on a cost reimbursement basis. Expenses under this agreement amounted to approximately $20,192,000 in 1996.

LEASES

The Registrant leases office space to the parent company under lease agreements with terms expiring in September, 1999 and options to extend the terms for each of thirteen successive five year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Registrant under the leases for 1996 amounted to approximately $6,108,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial statements (set forth in Item 8):

       -- Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus as of December 31, 1996 and December 31, 1995.

       --  Statutory Statements of Operations for  each of the three years ended
         December 31, 1996, December 31, 1995 and December 31, 1994.

       -- Statutory Statements of Capital Stock and Surplus for each of the three years ended December 31, 1996, December 31, 1995 and December 31, 1994.

       --  Statutory Statements of Cash Flows for  each of the three years ended
         December 31, 1996, December 31, 1995 and December 31, 1994.

       -- Notes to Financial Statements.

       -- Independent Auditors' Report.

(a) 2. Financial statement schedules (set forth below):

       -- Schedule I--Summary of Investments, Other than Investments in  Related
         Parties.

       -- Schedule VI--Reinsurance.

       -- Independent Auditors' Report.

Financial Statement Schedules not included in this Form 10-K have been omitted because the required information either is not applicable or is presented in the consolidated financial statements or notes thereto.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                                   SCHEDULE I

       SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                                                       AMOUNT AT WHICH SHOWN IN
                   TYPE OF INVESTMENT                         COST         VALUE          THE BALANCE SHEET*
--------------------------------------------------------  ------------  ------------  --------------------------
Fixed maturities:
    Bonds:
    United States government and government agencies and
     authorities                                          $    267,756  $    271,101        $      267,756
States, municipalities and political subdivisions                2,253         2,273                 2,253
Foreign governments                                             18,812        20,163                18,812
Public utilities                                               415,641       439,146               415,641
Transportation                                                 167,937       179,801               167,937
Finance                                                        290,025       297,465               290,025
All other corporate bonds                                    1,007,680     1,035,522               949,680
                                                          ------------  ------------           -----------
    Total fixed maturities                                   2,107,104     2,245,471             2,112,104
                                                          ------------  ------------           -----------
Mortgage loans on real estate                                  938,932       --                    938,932
Real estate                                                     83,032       --                    76,994*
Real estate acquired in satisfaction of debt                    24,348       --                    23,391*
Other invested assets                                           51,378       --                     51,378
Policy loans                                                    40,554       --                     40,554
Short-term investments                                          88,754       --                     88,754
Total investments                                         $  3,397,102  $  2,245,471        $    3,332,107
                                                          ------------  ------------           -----------
                                                          ------------  ------------           -----------

---------
*Net of provision for unrealized loses of $6,994

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                                  SCHEDULE VI
                                  REINSURANCE

                                                                                                     % AMOUNT
                                                                                                      ASSUMED
                                                  CEDED TO OTHER     ASSUMED FROM                     TO NET
                                       DIRECT        COMPANIES      OTHER COMPANIES    NET AMOUNT     AMOUNT
                                    ------------  ---------------  -----------------  ------------  -----------
LIFE INSURANCE IN-FORCE (IN 000'S)
December 31, 1996                   $  1,225,073   $   6,134,462    $    11,400,640   $  5,266,178       216.5%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1995                   $  1,277,888   $   6,580,848    $    12,011,507   $  6,708,547       179.0%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1994                   $  1,342,863   $   6,957,308    $    12,584,516   $  6,970,071       180.6%
                                    ------------  ---------------  -----------------  ------------       -----

LIFE INSURANCE PREMIUMS (IN 000'S)
December 31, 1996                   $      5,686   $      12,054    $       214,099   $    202,045       106.0%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1995                   $      6,051   $      10,258    $       217,449   $    213,242       101.9%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1994                   $      6,490   $       8,327    $       246,571   $    244,734       100.8%
                                    ------------  ---------------  -----------------  ------------       -----

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND STOCKHOLDER
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

We have audited the statutory statements of admitted assets, liabilities, and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) (wholly-owned subsidiary of Sun Life Assurance Company of Canada) as of December 31, 1996 and 1995 and the related statutory statements of operations, changes in capital stock and surplus and cash flow for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 3, 1997 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14 (a) 2 in this Form 10-K. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information therein set forth.

Deloitte & Touche LLP
Boston, Massachusetts
February 3, 1997

(A) 3 AND (C). EXHIBITS:

The following Exhibits are incorporated herein by reference unless otherwise indicated:

  EXHIBIT NO.
---------------
       1         Underwriting Agreement (filed as Exhibit 1 to Registration Statement on Form S-1 (Reg. No. 2-99959)
                 and as Exhibit 1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (Reg. No.
                 33-29851)).
       3         Certificate of incorporation and by-laws (filed as Exhibits 3(a) and 3(b) to the Registration
                 Statements on Form S-1 (Reg. Nos. 2-99959 and 33-29851)).
       4         Combination Fixed/Variable Group Annuity Contracts and Certificates (filed as Exhibit 4 to Amendment
                 No. 2 to Registration Statement on Form S-1 (Reg. No. 2-99959); as Exhibit 4 to Pre-Effective
                 Amendment No. 2 to the Registration Statement on Form S-2 (Reg. No. 33-29851); as Exhibit 4 to the
                 Registration Statement on Form S-2 (Reg. No. 33-43008); as Exhibit 4 to Post-Effective Amendment No.
                 3 to the Registration Statement on Form S-2 (Reg. No. 33-43008); and as Exhibit 4 to Pre-Effective
                 Amendment No. 1 to the Registration Statement on Form N-4 on Sun Life of Canada Variable Account F
                 (Reg. No. 333-05227)).
       5         Opinion re: Legality (filed as Exhibit 5 to Amendment No. 1 to Registration Statement on Form S-1
                 (Reg. No. 2-99959); Exhibit 5 to Pre-Effective Amendment No. 2 to the Registration Statement on Form
                 S-2 (Reg. No. 33-29851); Exhibit 5 to the Registration Statement on Form S-2 (Reg. No. 33-31711); as
                 Exhibit 5 to the Registration Statement on Form S-2 (Reg. No. 33-43008) and as Exhibit 5 to the
                 Registration Statement on Form S-2 (Reg. No. 333-11699).
       8         Opinion re: Tax Matters (filed as Exhibit No. 8 to Amendment No. 1 to Registration Statement on Form
                 S-1 (Reg. No. 2-99959).
      10         Service Agreement dated January 18, 1971, between Sun Life Assurance Company of Canada and Company
                 (filed as Exhibit 9(a) to Registration Statement on Form N-8B-2 of Sun Life of Canada (U.S.) Variable
                 Account D).
      22         Subsidiaries of the Registrant (filed herewith).
      24         Powers of attorney (filed herewith).
      27         Financial Data Schedule (filed herewith)

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

                                          By:*         /s/ JOHN D. MCNEIL

                                          --------------------------------------
                                                       John D. McNeil,
                                                           CHAIRMAN

                                          Date:          March 27, 1997

                                          --------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                         NAME                                        TITLE                         DATE
------------------------------------------------------  -------------------------------  ------------------------

                 */s/ JOHN D. MCNEIL
     -------------------------------------------        Chairman and Director              Date: March 27, 1997
                    John D. McNeil                       (Principal Executive Officer)

                 /s/ ROBERT P. VROLYK                   Vice President and Actuary
     -------------------------------------------         (Principal Financial &            Date: March 27, 1997
                   Robert P. Vrolyk                      Accounting Officer)

                */s/ RICHARD B. BAILEY
     -------------------------------------------        Director                           Date: March 27, 1997
                  Richard B. Bailey

                */s/ A. KEITH BRODKIN
     -------------------------------------------        Director                           Date: March 27, 1997
                   A. Keith Brodkin

                  */s/ DAVID D. HORN
     -------------------------------------------        Senior Vice President and          Date: March 27, 1997
                    David D. Horn                        General Manager and Director

---------
* By Margaret Sears Mead pursuant to Power of Attorney filed herewith.

             */s/ JOHN S. LANE
-------------------------------------------   Director                   Date: March 27, 1997
                John S. Lane

         */s/ ANGUS A. MACNAUGHTON
-------------------------------------------   Director                   Date: March 27, 1997
            Angus A. MacNaughton

           */s/ DONALD A. STEWART
-------------------------------------------   President and Director     Date: March 27, 1997
             Donald A. Stewart

            */s/ M. COLYER CRUM
-------------------------------------------   Director                   Date: March 27, 1997
               M. Colyer Crum

            */s/ S. CAESAR RABOY
-------------------------------------------   Senior Vice President and  Date: March 27, 1997
              S. Caesar Raboy                  Deputy General Manager

---------
* By Margaret Sears Mead pursuant to Power of Attorney filed herewith.