Form 10-Q
period 1997-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 1997-05-15
CIK 745544

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                    2-99959
                                                                   33-29851
                                                                   33-31711
                                                                   33-41858
                                                                   33-43008
For Quarter Ended March 31, 1997          Commission File Number   33-58853
                                                                  333-11699
                                                                  333-13087


                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
             (Exact name of registrant as specified in its charter)




                Delaware                                 04-2461439
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

                                   INDEX
                                                                 Page
PART I:   Financial Information                                  Number

  Item 1: Financial Statements:*
               Balance Sheets -
                 March 31, 1997 and December 31, 1996              3

               Statements of Operations -
                 Three Months Ended
                 March 31, 1997 and March 31, 1996                 4

               Statements of Capital Stock and Surplus -
                 Three Months Ended
                 March 31, 1997 and March 31, 1996                 5

               Statements of Cash Flows -
                 Three Months Ended
                 March 31, 1997 and March 31, 1996                 6

               Notes to Unaudited Financial Statements             7

     Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                       9

Part II:  Other Information

     Item 4: Submission of Matters to a
                   Vote of Security Holders                       10

     Item 5: Other Information                                    10

* The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date. All other statements are unaudited.

                     SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                             (WHOLLY-OWNED SUBSIDIARY OF
                        SUN LIFE ASSURANCE COMPANY OF CANADA)

              STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
                              CAPITAL STOCK AND SURPLUS
(IN 000'S)


                                                                          (UNAUDITED)         (SEE NOTE BELOW)

                                                                          MARCH 31,             DECEMBER 31,
ADMITTED ASSETS                                                              1997                    1996
                                                                     ---------------          ---------------
Bonds                                                               $      2,064,504         $      2,170,103
Common stocks                                                                142,935                  144,043
Mortgage loans on real estate                                                906,055                  938,932
Properties acquired in satisfaction of debt                                   23,211                   23,391
Investment real estate                                                        76,632                   76,995
Policy loans                                                                  40,912                   40,554
Cash & short-term investments                                                151,695                   90,059
Other invested assets                                                         53,119                   51,378
Life insurance premiums and annuity considerations due & uncollected          10,366                   11,282
Investment income due and accrued                                             56,365                   68,191
Receivable from parent, subsidiaries and affiliates                           46,156                   40,829
Other assets                                                                 912,416                  880,142
                                                                     ---------------          ---------------

General account assets                                                     4,484,366                4,535,899

Separate account assets
Unitized                                                                   7,060,248                6,919,219
Non-unitized                                                               2,220,579                2,108,835
                                                                     ---------------          ---------------

    TOTAL ADMITTED ASSETS                                           $     13,765,193         $     13,563,953
                                                                     ---------------          ---------------
                                                                     ---------------          ---------------

LIABILITIES

Aggregate reserve for life policies and contracts                   $      2,129,942         $      2,099,980
Supplementary contracts                                                        2,395                    2,205
Policy and contract claims                                                     3,562                    2,108
Provision for policyholders' dividends and coupons payable                    27,500                   27,500
Liability for premium and other deposit funds                              1,808,381                1,898,309
Surrender values on cancelled policies                                            97                       72
Interest maintenance reserve                                                  29,028                   28,675
Commissions to agents due and accrued                                          2,535                    3,245
General expenses due or accrued                                                9,151                    4,654
Transfers from Separate Accounts due or accrued                             (256,058)                (232,743)
Taxes, licenses and fees due or accrued, excluding FIT                           657                      342
Federal income taxes due or accrued                                           50,532                   49,479
Amounts withheld or retained by company as agent or trustee                       57                       27
Remittances and items not allocated                                            1,008                    1,359
Asset valuation reserve                                                       55,352                   53,911
Other liabilities                                                             19,862                   29,758
                                                                     ---------------          ---------------

General account liabilities                                                3,884,001                3,968,881

Separate account liabilities
Unitized                                                                   7,060,122                6,919,094
Non-unitized                                                               2,220,579                2,108,835
                                                                     ---------------          ---------------

    TOTAL LIABILITIES                                                     13,164,702               12,996,810
                                                                     ---------------          ---------------

Common capital stock                                                           5,900                    5,900
Suplus Notes                                                                 315,000                  315,000
Gross paid in and contributed surplus                                        199,355                  199,355
Unassigned funds                                                              80,236                   46,888
Surplus                                                                      594,591                  561,243
Common capital stock and surplus                                             600,491                  567,143
                                                                     ---------------          ---------------

    TOTAL LIABILITIES, CAPITAL STOCK AND SURPLUS                     $    13,765,193          $    13,563,953
                                                                     ---------------          ---------------
                                                                     ---------------          ---------------





Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.


                See notes to unaudited statutory financial statements.

                     SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                             (WHOLLY-OWNED SUBSIDIARY OF
                        SUN LIFE ASSURANCE COMPANY OF CANADA)


                          STATUTORY STATEMENTS OF OPERATIONS


(IN 000'S)
                                                                                        THREE MONTHS ENDED MARCH 31,
INCOME                                                                                   1997                1996
                                                                                      ------------        ------------
Premiums and annuity considerations                                                 $   62,864          $   70,512
Deposit-type funds                                                                     554,524             428,660
Considerations for supplementary contracts
    without life contingencies and dividend accumulations                                  368                 684
Net investment income                                                                   71,984              74,173
Amortization of interest maintenance reserve                                                92                 290
Other income                                                                            18,967              15,525
                                                                                      ------------        ------------

Total                                                                                  708,799             589,844
                                                                                      ------------        ------------

BENEFITS AND EXPENSES

Death benefits                                                                           2,512               2,738
Annuity benefits                                                                        34,869              33,164
Surrender benefits and other fund withdrawals                                          404,816             420,470
Interest on policy or contract funds                                                        43                 339
Payments on supplementary contracts
    without life contingencies and of dividend accumulations                               204                 847
Increase in aggregate reserves for life and accident and health policies and contracts  29,961              43,113
Decrease in liability for premium and other deposit funds                              (89,927)            (99,919)
Increase (decrease) in reserve for supplementary contracts
    without life contingencies and for dividend and coupon accumulations                   189                (141)
                                                                                      ------------        ------------

Total                                                                                  382,667             400,611
                                                                                      ------------        ------------

Commissions on premiums and annuity considerations (direct business only)               34,008              24,216
Commissions and expense allowances on reinsurance assumed                                4,042               4,537
General insurance expenses                                                               9,170               9,747
Insurance taxes, licenses and fees, excluding federal income taxes                       1,812               1,540
Increase (decrease) in loading on and cost of collection in excess of loading
      on deferred and uncollected premiums                                                 (78)              1,080
Net transfers to Separate Accounts                                                     234,726             117,032
                                                                                      ------------        ------------

Total                                                                                  666,347             558,763
                                                                                      ------------        ------------

NET GAIN FROM OPERATIONS BEFORE DIVIDENDS TO POLICYHOLDERS AND FIT                      42,452              31,081
Dividends to policyholders                                                               6,623               5,627
                                                                                      ------------        ------------

NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND BEFORE FIT                35,829              25,454
Federal income tax benefit (excluding tax on capital gains)                               (405)             (1,554)
                                                                                      ------------        ------------

NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND FIT
      AND BEFORE REALIZED CAPITAL GAINS                                                 36,234              27,008
Net realized capital gains less capital gains tax and transferred to the IMR               240               1,480
                                                                                      ------------        ------------

NET INCOME                                                                          $   36,474          $   28,488
                                                                                      ------------        ------------
                                                                                      ------------        ------------



                See notes to unaudited statutory financial statements.

                     SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                             (WHOLLY-OWNED SUBSIDIARY OF
                        SUN LIFE ASSURANCE COMPANY OF CANADA)


             STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS

(IN 000'S)

                                                   THREE MONTHS ENDED MARCH 31,
                                                          1997         1996
                                                         --------     --------

CAPITAL AND SURPLUS, BEGINNING OF PERIOD                $567,143     $792,452

Net income                                                36,474       28,488

Change in net unrealized capital losses                   (1,641)        (819)

Change in non-admitted assets and related items              (45)      (1,599)

Change in asset valuation reserve                         (1,441)      (1,894)

Other changes in surplus in Separate Accounts Statement        1            0

Increase (decrease) in surplus notes                           0     (335,000)

Miscellaneous gains and losses in surplus                      0            1
                                                         --------     --------

Net change in capital and surplus for the period          33,348     (310,823)
                                                         --------     --------

CAPITAL AND SURPLUS, END OF PERIOD                      $600,491     $481,629
                                                         --------     --------
                                                         --------     --------


                See notes to unaudited statutory financial statements.

                     SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                             (WHOLLY-OWNED SUBSIDIARY OF
                        SUN LIFE ASSURANCE COMPANY OF CANADA)



                          STATUTORY STATEMENTS OF CASH FLOW


(in 000's)                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               1997               1996
                                                                            ----------         ----------
CASH PROVIDED

Premiums, annuity considerations and deposit funds received                $ 618,383           $ 157,629
Considerations for supplementary contracts and dividend
    accumulations received                                                       368                 684
Net investment income received                                                86,051              62,188
Other income received                                                         18,968              16,354
                                                                            ----------         ----------

Total receipts                                                               723,770             236,855
                                                                            ----------         ----------

Benefits paid (other than dividends)                                         440,922             306,326
Insurance expenses and taxes paid (other than federal income and
    capital gains taxes)                                                      44,931              42,554
Net cash transfers to (from) Separate Accounts                               258,041             (42,727)
Dividends paid to policyholders                                                6,623               5,627
Federal income tax recoveries (excluding tax on capital gains)                (1,937)             (2,634)
Other - net                                                                       44                 337
                                                                            ----------         ----------

Total payments                                                               748,624             309,483
                                                                            ----------         ----------

Net cash from operations                                                     (24,854)            (72,628)
                                                                            ----------         ----------

Proceeds from long-term investments sold, matured or repaid
    (after deducting taxes on capital gains of $92 for 1997,
    $290 for 1996)                                                           257,351             529,278
Other cash provided                                                              900               9,232
                                                                            ----------         ----------

Total cash provided                                                          258,251             538,510
                                                                            ----------         ----------

CASH APPLIED

Cost of long-term investments acquired                                       121,423             303,416
Other cash applied                                                            50,338             378,140
                                                                            ----------         ----------

Total cash applied                                                           171,761             681,556
                                                                            ----------         ----------

NET CHANGE IN CASH AND SHORT-TERM INVESTMENTS                                 61,636            (215,674)

CASH AND SHORT-TERM INVESTMENTS:

BEGINNING OF PERIOD                                                           90,059             317,325
                                                                            ----------         ----------

END OF PERIOD                                                              $ 151,695           $ 101,651
                                                                            ----------         ----------
                                                                            ----------         ----------




    See notes to unaudited statutory financial statements.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Notes to Unaudited Financial Statements

(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

Expenses under the agreement with the parent which provides for the parent to provide certain services amounted to approximately $3,120,000 and $5,012,000 for the three month periods in 1997 and 1996.

(3) Investments in Subsidiaries

The following is combined unaudited summarized financial information of the subsidiaries as of March 31, 1997 and 1996:

                                      1997              1996
                                    --------          --------
                                              (000's)

Intangible assets                  $   9,711      $  11,672
Other assets, net of liabilities     135,601        127,345
                                   ---------      ---------
Total net assets                   $ 145,312      $ 139,017
                                   ---------      ---------
                                   ---------      ---------
Total income                       $ 207,550      $ 156,241
Total expenses                      (186,875)      (137,602)
Income tax expense                    (9,559)        (8,459)
                                   ---------      ---------
Net income                         $  11,116      $  10,180
                                   ---------      ---------
                                   ---------      ---------

In determining the equity in income of subsidiaries for the periods, the Registrant has excluded expenses of approximately $7,457,000 in 1997 and $6,648,000 in 1996, representing payables to the Registrant in lieu of Federal income taxes.

                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(5) Investment Income

Net investment income consisted of:

                                                          Three Months Ended
                                                              March 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
                                                                (OOO's)
Interest income from bonds                               $42,815       $46,025
Interest from investment in common stock of affiliates    11,601         9,468
Interest income from mortgage loans                       21,319        24,387
Real estate investment income                              2,844         2,555
Interest income from policy loans                            625           510
Other                                                        442           618
                                                         --------      --------
     Gross investment income                              79,646        83,563
Interest on surplus notes                                  5,426         6,700
Investment expenses                                        2,236         2,690
                                                         --------      --------
                                                         $71,984       $74,173
                                                         --------      --------
                                                         --------      --------


                                        ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NET INCOME

Net income from operations after dividends and before federal income taxes increased by $10.3 million for the three months ended March 31, 1997 as compared to the same period in 1996. Net income associated with the reinsurance agreements with the parent increased by $3.3 million in 1997. Prior to reinsurance, earnings from the life line of business remained relatively flat. The remaining earnings of approximately $7 million is attributable to the Registrant's retirement products and services line of business, which markets combination fixed/variable annuities and group pension guaranteed investment contracts. This increase in earnings reflects profits being generated from the large in-force block of annuity business held in both the general account and the separate accounts. The profits associated with the growth in this business line more than offset the additional strain associated with sales of new business for the three months ended March 31, 1997 as compared to the same period in 1996.

INCOME

Total income increased by $118.9 million for the period ended March 31, 1997 as compared to the same period in 1996. Reinsurance had the effect of decreasing net income by approximately $.5 million. Premiums and annuity considerations decreased by $3.6 million, reflecting decreased annuitizations. Sales of combination fixed/variable annuities (net of annuitizations) increased by $125.8 million, reflecting the introduction of a new dollar cost averaging program for annuities. Sales of fixed annuities under this program are credited with a bonus rate of interest with the intention of periodically transferring the monies into the variable separate account during the first policy year. Net investment income and amortization of the interest maintenance reserve decreased by $2.4 million reflecting a decrease in the general account invested assets. Considerations for supplementary contracts decreased by $.3 million for the three months ended March 31, 1997 as compared to the same period in 1996.

BENEFITS AND EXPENSES

Benefits and expenses after dividends to policyholders increased by $108.6 million for the period ended March 31, 1997 as compared to the same period in 1996. Reinsurance had the effect of decreasing benefits and expenses by $3.9 million. Deaths, annuity payments and surrender benefits and other fund withdrawals decreased by $16.2 million, reflecting decreased surrenders of group pension guaranteed interest contracts partially offset by increased surrenders of fixed annuities due to the introduction of the dollar cost averaging program described above. Payments on supplementary contracts decreased by $.7 million. Policy reserves decreased by $8.1 million reflecting fewer annuitizations and increased surrender activity. The change in the liability for premium and other deposit funds increased by $9.9 million reflecting the increase in sales of fixed annuities as part of the dollar cost averaging program. Commissions increased by $9.7 million reflecting the increase in total sales of combination fixed/variable annuities. Net transfers to the separate accounts increased by $117.9 million, reflecting increased exchange activity out of the general account into the separate accounts.

                           PART II: OTHER INFORMATION

   Item 4:  Submission of Matters to a Vote of Security Holders

       (a) The annual meeting of stockholders of the Registrant was held on February 6, 1997.

       (b) The following directors of Registrant were re-elected at the annual meeting:

               Richard B. Bailey             David D. Horn
               A. Keith Brodkin              John S. Lane
               M. Colyer Crum                Angus A. MacNaughton
                                             John D. McNeil
                                             Donald A. Stewart
                                             S. Caesar Raboy

       (c)  Not applicable

   Item 5:  Other Information

The Registrant's parent company, Sun Life Assurance Company of Canada has established a wholly-owned subsidiary, Sun Life of Canada (U.S.) Holdings, Inc. ("Holdco"), a Delaware corporation, to serve as the holding company for the Registrant and its subsidiaries, and for general corporate financing purposes. As of May 1, 1997, Holdco owns all of the outstanding common stock of the Registrant. The management and day-to-day operations of the Registrant have not changed, and the Registrant believes that this transaction does not constitute a change of control. Holdco was organized in connection with a financing arrangement under Rule 144A of the Securities Act of 1933 that raised $600 million on May 6, 1997. The proceeds of this financing arrangement are to be used for general corporate purposes including (but not limited to) funding existing corporate operations as well as for possible future acquisition and business opportunities of Sun Life Assurance Company of Canada and its subsidiaries, including the Registrant. It is expected that approximately half of the proceeds will be used by the Registrant for its business purposes.

                                SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Sun Life Assurance Company
                                     of Canada (U.S.)



Date         May 14, 1997                       /s/ Margaret Sears Mead
      ------------------------        ----------------------------------
                                      Margaret Sears Mead
                                      Assistant Vice President and Secretary



Date         May 14, 1997                      /s/ Robert P. Vrolyk
      ------------------------        ----------------------------------
                                      Robert P. Vrolyk
                                      Vice President and Actuary