Form 10-Q
period 1997-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 1997-08-14
CIK 745544

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                       2-99959
                                                                      33-29851
                                                                      33-31711
                                                                      33-41858
                                                                      33-43008
For Quarter Ended    June 30, 1997            Commission File Number  33-58853
                  -----------------                                  333-11699
                                                                     333-13087
                                                                     ---------



                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




           Delaware                                           04-2461439
-------------------------------                        ------------------------
(State or other jurisdiction of                        (IRS Employer I. D. No.)
 incorporation or organization)


One Sun Life Executive Park, Wellesley Hills, MA.                      02181
-------------------------------------------------                    ----------
    (Address of Principal Executive Offices)                         (Zip Code)


Registrant's telephone number, including area code  (617) 237-6030



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

                    (1) Yes  X          No
                    (2) Yes  X          No

              SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)





                                    INDEX



                                                                  PAGE
PART I:  FINANCIAL INFORMATION                                  NUMBER

       Item 1: Financial Statements:*

               Balance Sheets -
                 June 30, 1997 and December 31, 1996                  3

               Statements of Operations -
                 Three Months Ended
                 June 30, 1997 and June 30, 1996                      4

               Statement of Operations -
                 Six Months Ended
                 June 30, 1997 and June 30, 1996                      5

               Statements of Capital Stock and Surplus -
                 Six Months Ended
                 June 30, 1997 and June 30, 1996                      6

               Statements of Cash Flows -
                 Six Months Ended
                 June 30, 1997 and June 30, 1996                      7

               Notes to Unaudited Financial Statements                8

       Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                            11


PART II:  OTHER INFORMATION

       Item 5: Other Information                                     13

*The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date. All other statements are unaudited.

             Sun Life Assurance Company of Canada (U.S.)
                    (Wholly-owned subsidiary of
                Sun Life Assurance Company of Canada)

       Statutory Statements of Admitted Assets, Liabilities and
                        Capital Stock and Surplus

                                                                                                     (SEE NOTE
                                                                             (UNAUDITED)              BELOW)
(IN 000'S)                                                                     JUNE 30,            DECEMBER 31,
                                                                                 1997                  1996
                                                                      --------------------------  ---------------
Admitted Assets
Bonds...............................................................         $   2,086,128          $  2,190,103
Common stocks.......................................................               145,663               144,043
Mortgage loans on real estate.......................................               844,505               938,932
Properties acquired in satisfaction of debt.........................                16,676                23,391
Investment real estate..............................................                76,385                76,995
Policy loans........................................................                41,797                40,554
Cash & short-term investments.......................................               679,454                90,059
Other invested assets...............................................                53,318                51,378
Life insurance premiums and annuity considerations due &
  uncollected.......................................................                 9,598                11,282
Investment income due and accrued...................................                53,019                68,191
Receivable from parent, subsidiaries and affiliates.................                23,432                20,829
Other assets........................................................               948,898               880,142
                                                                      --------------------------  ---------------
General account assets..............................................             4,978,873             4,535,899
Separate account assets
  Unitized..........................................................             8,089,770             6,919,219
  Non-unitized......................................................             2,387,199             2,108,835
                                                                      --------------------------  ---------------
    Total Admitted Assets...........................................         $  15,455,842          $ 13,563,953
                                                                      --------------------------  ---------------
                                                                      --------------------------  ---------------
Liabilities
Aggregate reserve for life policies and contracts...................         $  2,165,667           $  2,099,980
Supplementary contracts.............................................                2,350                  2,205
Policy and contract claims..........................................                2,999                  2,108
Provision for policyholders' dividends and coupons payable..........               30,000                 27,500
Liability for premium and other deposit funds.......................            1,672,130              1,898,309
Surrender values on cancelled policies..............................                  123                     72
Interest maintenance reserve........................................               29,594                 28,675
Commissions to agents due and accrued...............................                3,516                  3,245
General expenses due or accrued.....................................                3,854                  4,654
Transfers from Separate Accounts due or accrued.....................             (291,165)              (232,743)
Taxes, licenses and fees due or accrued, excluding FIT..............                  905                    342
Federal income taxes due or accrued.................................               48,963                 49,479
Unearned investment income..........................................                   51                     19
Amounts withheld or retained by company as agent or trustee.........                   49                     27
Remittances and items not allocated.................................                  942                  1,359
Borrowed money......................................................              600,000                      0
Asset valuation reserve.............................................               57,160                 53,911
Other liabilities...................................................               26,113                 29,739
                                                                      --------------------------  ---------------
General account liabilities.........................................            4,353,251              3,968,881
Separate account liabilities
  Unitized..........................................................            8,089,642              6,919,094
  Non-unitized......................................................            2,387,199              2,108,835
                                                                      --------------------------  ---------------
    Total Liabilities...............................................           14,830,092             12,996,810
                                                                      --------------------------  ---------------
Common capital stock................................................                5,900                  5,900
Surplus notes.......................................................              315,000                315,000
Gross paid in and contributed surplus...............................              199,355                199,355
Unassigned funds....................................................              105,495                 46,888
Surplus.............................................................              619,850                561,243
Total common capital stock and surplus..............................              625,750                567,143
                                                                      --------------------------  ---------------
    Total Liabilities, Capital Stock and Surplus....................        $  15,455,842           $ 13,563,953
                                                                      --------------------------  ---------------
                                                                      --------------------------  ---------------

    Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

          See notes to unaudited statutory financial statements.

                  Sun Life Assurance Company of Canada (U.S.)
                         (Wholly-owned subsidiary of
                    Sun Life Assurance Company of Canada)

                     STATUTORY STATEMENTS OF OPERATIONS

(IN 000'S)

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                               1997        1996
                                                                                            ----------  ----------
Income
Premiums and annuity considerations.......................................................  $   63,541  $   72,018
Deposit-type funds........................................................................     605,977     480,060
Considerations for supplementary contracts without life contingencies and dividend
  accumulations...........................................................................         182         601
Net investment income.....................................................................      69,347      75,934
Amortization of interest maintenance reserve..............................................         288         187
Other income..............................................................................      19,704      16,283
                                                                                            ----------  ----------
Total.....................................................................................     759,039     645,083
                                                                                            ----------  ----------
Benefits and expenses
Death benefits............................................................................       3,859       2,064
Annuity benefits..........................................................................      36,058      36,359
Surrender benefits and other fund withdrawals.............................................     488,832     414,418
Interest on policy or contract funds......................................................         112         183
Payments on supplementary contracts without life contingencies and of dividend
  accumulations...........................................................................         247         296
Increase aggregate reserves for life and accident and health policies and contracts.......      35,725      46,979
Decrease in liability for premium and other deposit funds.................................    (136,251)   (115,801)
Increase (decrease) in reserve for supplementary contracts without life contingencies and
  for dividend and coupon accumulations...................................................         (44)        331
                                                                                            ----------  ----------
Total.....................................................................................     428,538     384,829
Commissions on premiums and annuity considerations (direct business only).................      36,979      28,853
Commissions and expense allowances on reinsurance assumed.................................       4,314       4,482
General insurance expenses................................................................      10,346       9,839
Insurance taxes, licenses and fees, excluding federal income taxes........................       2,032       2,393
Decrease in loading on and cost of collection in excess of loading on deferred and
  uncollected premiums....................................................................        (152)       (174)
Net transfers to Separate Accounts........................................................     238,345     193,743
                                                                                            ----------  ----------
Total.....................................................................................     720,402     623,965
                                                                                            ----------  ----------
Net gain from operations before dividends to policyholders and FIT........................      38,637      21,118
Dividends to policyholders................................................................       9,490       7,665
                                                                                            ----------  ----------
Net gain from operations after dividends to policyholders and before FIT..................      29,147      13,453
Federal income tax expense (benefit) (excluding tax on capital gains).....................       5,765      (3,696)
                                                                                            ----------  ----------
Net gain from operations after dividends to policyholders and FIT and before realized
  capital gains...........................................................................      23,382      17,149
Net realized capital gains (losses) less capital gains tax and transferred to the IMR.....       1,779        (391)
                                                                                            ----------  ----------
Net income................................................................................  $   25,161  $   16,758
                                                                                            ----------  ----------
                                                                                            ----------  ----------

             See notes to unaudited statutory financial statements.

                  Sun Life Assurance Company of Canada (U.S.)
                         (Wholly-owned subsidiary of
                     Sun Life Assurance Company of Canada)

                      STATUTORY STATEMENTS OF OPERATIONS

                                                                                             SIX MONTHS ENDED
(IN 000'S)                                                                                       JUNE 30,
                                                                                              1997        1996
                                                                                          ----------  ----------
Income
Premiums and annuity considerations.....................................................  $  126,405  $  142,530
Deposit-type funds......................................................................   1,160,500     908,720
Considerations for supplementary contracts without life contingencies and dividend
  accumulations.........................................................................         550       1,285
Net investment income...................................................................     141,330     150,107
Amortization of interest maintenance reserve............................................         381         477
Other income............................................................................      38,671      31,809
                                                                                          ----------  ----------
Total...................................................................................   1,467,837   1,234,928
                                                                                          ----------  ----------
Benefits and expenses
Death benefits..........................................................................       6,370       4,802
Annuity benefits........................................................................      70,927      69,523
Surrender benefits and other fund withdrawals...........................................     893,648     834,889
Interest on policy or contract funds....................................................         155         521
Payments on supplementary contracts without life contingencies and of dividend
  accumulations.........................................................................         451       1,143
Increase aggregate reserves for life and accident and health policies and contracts.....      65,687      90,092
Decrease in liability for premium and other deposit funds...............................    (226,178)   (215,720)
Increase in reserve for supplementary contracts without life contingencies and for
  dividend and coupon accumulations.....................................................         145         190
                                                                                          ----------  ----------
Total...................................................................................     811,205     785,440
Commissions on premiums and annuity considerations (direct business only)...............      70,987      53,069
Commissions and expense allowances on reinsurance assumed...............................       8,356       9,020
General insurance expenses..............................................................      19,516      19,585
Insurance taxes, licenses and fees, excluding federal income taxes......................       3,844       3,933
Increase (decrease) in loading on and cost of collection in excess of loading on
  deferred and uncollected premiums.....................................................        (230)        907
Net transfers to Separate Accounts......................................................     473,070     310,775
                                                                                          ----------  ----------
Total...................................................................................   1,386,748   1,182,729
                                                                                          ----------  ----------
Net gain from operations before dividends to policyholders and FIT......................      81,089      52,199
Dividends to policyholders..............................................................      16,113      13,292
                                                                                          ----------  ----------
Net gain from operations after dividends to policyholders and before FIT................      64,976      38,907
Federal income tax expense (benefit) (excluding tax on capital gains)...................       5,360      (5,250)
                                                                                          ----------  ----------
Net gain from operations after dividends to policyholders and FIT and before realized
  capital gains.........................................................................      59,616      44,157
                                                                                          ----------  ----------
Net realized capital gains less capital gains tax and transferred to the IMR............       2,019       1,089
                                                                                          ----------  ----------
Net income..............................................................................  $   61,635  $   45,246
                                                                                          ----------  ----------
                                                                                          ----------  ----------

         See notes to unaudited statutory financial statements.

                   Sun Life Assurance Company of Canada (U.S.)
                          (Wholly-owned subsidiary of
                      Sun Life Assurance Company of Canada)

        STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
(IN 000'S)                                                                                     1997        1996
                                                                                            ----------  ----------
Capital and surplus, Beginning of period..................................................  $  567,143  $  792,452
Net income................................................................................      61,635      45,246
Change in net unrealized capital losses...................................................         248       3,751
Change in non-admitted assets and related items...........................................         (31)       (958)
Change in asset valuation reserve.........................................................      (3,248)     (3,509)
Other changes in surplus in Separate Accounts Statement...................................           3           0
Decrease in surplus notes.................................................................           0    (335,000)
Miscellaneous gains and losses in surplus.................................................           0           0
                                                                                            ----------  ----------
Net change in capital and surplus for the period..........................................      58,607    (290,470)
                                                                                            ----------  ----------
Capital and surplus, End of period........................................................  $  625,750  $  501,982
                                                                                            ----------  ----------
                                                                                            ----------  ----------


               See notes to unaudited statutory financial statements.

                    Sun Life Assurance Company of Canada)
                        (Wholly-owned subsidiary of
                      Sun Life Assurance Company of Canada)

                       STATUTORY STATEMENTS OF CASH FLOW

                                                                        SIX MONTHS ENDED JUNE 30,
(IN 000'S)                                                                  1997               1996
                                                                   ----------------------  ------------
Cash Provided
Premiums, annuity considerations and deposit funds received......         $   1,288,821     $  1,053,902
Considerations for supplementary contracts and dividend
  accumulations received.........................................                   550            1,285
Net investment income received...................................               159,309          186,218
Other income received............................................                38,671           31,974
                                                                   ----------------------  -------------
Total receipts...................................................             1,487,351        1,273,379
                                                                   ----------------------  -------------
Benefits paid (other than dividends).............................               970,455          911,228
Insurance expenses and taxes paid (other than federal income and
  capital gains taxes)...........................................               102,669           97,570
Net cash transfers to Separate Accounts..........................               531,492          348,666
Dividends paid to policyholders..................................                13,613           11,292
Federal income tax (recoveries) payments (excluding tax on
  capital gains).................................................                 4,727           (2,747)
Other--net.......................................................                   155              521
                                                                   ----------------------  -------------
Total payments...................................................             1,623,111        1,366,530
                                                                   ----------------------  -------------
Net cash from operations.........................................              (135,760)         (93,151)
                                                                   ----------------------  -------------
Proceeds from long-term investments sold, matured or repaid
  (after deducting taxes on capital gains of $1,149,195 for
  1997, $1,722,195 for 1996).....................................               604,144         959,929
Issuance (repayment) of surplus notes............................                     0               0
Other cash provided..............................................               618,395           1,203
                                                                   ----------------------  -------------
Total cash provided..............................................             1,222,539         961,132
                                                                   ----------------------  -------------
Cash Applied
Cost of long-term investments acquired...........................               421,879         641,673
Other cash applied...............................................                75,505         446,948
                                                                   ----------------------  -------------
Total cash applied...............................................               497,384       1,088,621
                                                                   ----------------------  -------------
Net change in cash and short-term investments....................               589,395        (220,640)
Cash and short-term investments:
Beginning of year................................................                90,059         317,325
                                                                   ----------------------  -------------
End of year......................................................         $     679,454     $    96,685
                                                                   ----------------------  -------------
                                                                   ----------------------  -------------

        See notes to unaudited statutory financial statements.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) GENERAL

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) MANAGEMENT AND SERVICE CONTRACTS

Expenses under the agreement with the parent which provides for the parent to provide certain services amounted to approximately $3,638,000 and $6,758,000 for the three and six month periods in 1997 and $5,256,000 and $10,268,000 for the same periods in 1996.

(3) INVESTMENTS IN SUBSIDIARIES

The following is combined unaudited summarized financial information of the subsidiaries as of June 30, 1997 and 1996 and for the six months ended:

                                                                                 1997        1996
                                                                              ----------  ----------
                                                                                     (000'S)
                                                                                     -------
Intangible assets...........................................................  $   10,449  $   11,171
Other assets, net of liabilities............................................     138,629     132,245
                                                                              ----------  ----------
Total net assets............................................................  $  149,078  $  143,416
                                                                              ----------  ----------
                                                                              ----------  ----------
Total income................................................................  $  428,535  $  329,090
Total expenses..............................................................    (380,489)   (285,661)
Income tax expense..........................................................     (21,641)    (19,454)
                                                                              ----------  ----------
Net income..................................................................  $   26,405  $   23,975
                                                                              ----------  ----------
                                                                              ----------  ----------

The following is combined unaudited summarized financial information of the subsidiaries as of June 30, 1997 and 1996 for the three months ended:

                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                   (000'S)
                                                                                                   -------
Total Income..............................................................................  $  220,985  $  172,849
Total expenses............................................................................    (193,614)   (148,059)
Income tax expense........................................................................     (12,082)    (10,995)
                                                                                            ----------  ----------
Net income................................................................................  $   15,289  $   13,795
                                                                                            ----------  ----------
                                                                                            ----------  ----------

In determining the equity in income of subsidiaries for the periods, the Registrant has excluded expenses of approximately $9,167,000 and $16,624,000 for the three month and six month periods in 1997 and $8,632,000 and $15,010,000 for the same periods in 1996, representing payables to the Registrant in lieu of federal income taxes.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
              NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

(4) INVESTMENT INCOME

Net investment income consisted of:

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                    (000'S)
                                                                                                    -------
Interest income from bonds................................................................  $   91,026  $   93,243
Interest from investment income in common stock of affiliates.............................      22,641      18,388
Interest income from mortgage loans.......................................................      41,216      48,139
Real estate investment income.............................................................       6,270       4,992
Interest income from policy loans.........................................................       1,496       1,332
Other.....................................................................................         (90)      1,195
                                                                                            ----------  ----------
Gross investment income...................................................................     162,559     167,289
Interest on surplus notes and borrowed money..............................................      15,648      12,204
Investment expenses.......................................................................       5,581       4,978
                                                                                            ----------  ----------
                                                                                            $  141,330  $  150,107
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                                                                               THREE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                    (000'S)
                                                                                                    -------
Interest income from bonds..................................................................  $  48,211  $  47,218
Interest from investment income in common stock of affiliates...............................     11,040      8,920
Interest income from mortgage loans.........................................................     19,897     23,752
Real estate investment income...............................................................      3,426      2,437
Interest income from policy loans...........................................................        871        822
Other.......................................................................................       (526)       577
                                                                                              ---------  ---------
Gross investment income.....................................................................     82,919     83,726
Interest on surplus notes and borrowed money................................................     10,227      5,504
Investment expenses.........................................................................      3,345      2,288
                                                                                              ---------  ---------
                                                                                              $  69,347  $  75,934
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(5) OTHER

As a result of the external financing arrangement described in Item 5, other information, the Registrant received $600 million of cash in exchange for a $600 million short-term note payable to Holdco. The cash is currently invested in short-term securities.

                                     ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 31, 1997 AND 1996

NET INCOME

Total net income from operations increased by $16.3 million for the six months ended June 30, 1997 as compared to the same period in 1996. Net income associated with the reinsurance agreements with the parent increased by $3.7 million in 1997. Prior to reinsurance, earnings from the life line of business remained relatively flat. The remaining earnings of approximately $12.6 million is attributable to the Registrant's retirement products and services lines of business, which markets combination fixed/variable annuities and group pension guaranteed investment contracts. This increase in earnings reflects profits being generated from the large in-force block of annuity business held in both the general account and the separate accounts. Strong market performance in the separate accounts generated a significant increase in mortality and expense fees, which are calculated as a percentage of net assets. The beginning of period assets held in the unitized separate accounts increased by over 31% or $1.7 billion for the period ending June 30, 1997 as compared to the same period in 1996. The profits associated with the growth in this business line more than offset the additional strain associated with sales of new business for the six months ended June 30, 1997, as compared to the same period in 1996.Federal income tax expense increased, reflecting the increase in earnings.

INCOME

Total income increased by $233 million for the period ended June 30, 1997 as compared to the same period in 1996. Reinsurance had the effect of increasing net income by approximately $1.5 million. Premiums and annuity considerations decreased by $10.7 million, reflecting decreased annuitizations. Sales of combination fixed/variable annuities (net of annuitizations) increased by $251.8 million, reflecting the introduction of a new dollar cost averaging program for annuities. Under the dollar cost averaging program, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is exchanged to the variable portion of the contract in equal periodic installments. Considerations for supplementary contracts decreased by $.7 million. Net investment income and amortization of the interest maintenance reserve decreased by $8.9 million, reflecting a decrease in the general account invested assets from year end of over $200 million after adjusting for the $600 million transfer described in
Note 5 of the Notes to Unaudited Financial Statements.

BENEFITS AND EXPENSES

Benefits and expenses after dividends to policyholder increased by $206.8 million for the period ended June 30, 1997 as compared to the same period in 1996. Reinsurance had the effect of decreasing benefits and expenses by $2.2 million. Deaths, annuity payments and surrender benefits and other fund withdrawals increased by $57.9 million, reflecting surrenders of a block of annuity business for which the seven year surrender charge period has expired. Initial sales of this particular block of business issued seven years prior totalled over $316 million. Partially offsetting this increase is a reduction in the group pension surrenders. Interest on policy or contract funds decreased by $.4 million. Payments on supplementary contracts decreased by $.7 million. Policy reserves decreased by $17.5 million, reflecting fewer annuitizations and increased surrender activity. The change in the liability for premium and other deposit funds decreased by $10.4 million, reflecting the increase in surrenders. Commissions increased by $17.9 million, reflecting the increase in total sales of combination fixed/variable annuities. Net transfers to the separate accounts increased by $162.2 million, reflecting increased exchange activity out of the general account into the separate accounts.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 31, 1996 AND 1995

NET INCOME

Net income from operations increased by $8.4 million for the three months ended June 30, 1997 as compared to the same period in 1996. Net income associated with the reinsurance agreements increased by $.3 million. The remaining earnings of approximately $8.1 million is attributable to the retirement products and services line of business. The primary factors leading to the increased earnings correspond to those discussed under the six months results. Profits are being generated from the large in-force block of annuity business held in both the general and separate accounts. Strong market performance in the separate account assets generated a significant increase in the mortality and expense fees. The profits associated with the growth in this business line more that offset the additional strain associated with sales of new business for the three moths ended June 30, 1997 as compared to the same period in 1996. Federal income tax expense increased, reflecting the increase in earnings.

INCOME

Total income increased by $114 million for the three months ended June 30, 1997 as compared to the same period in 1996. Reinsurance had the effect of increasing net income by approximately $2 million. Premiums and annuity considerations decreased by $7 million, reflecting fewer annuitizations. Sales of combination fixed/variable annuities increased by $125.9 million, reflecting the introduction of the dollar cost averaging program described above. A reduction of sales of guaranteed investment contracts partially offset this increase. Net investment income and amortization of the interest maintenance reserve decreased by $6.5 million, reflecting the decrease in the general account assets described above. Considerations for supplementary contracts decreased by $.4 million for the three months ended June 30, 1997 as compared to the same period in 1996.

BENEFITS AND EXPENSES

Benefits and expenses after dividends to policyholders increased by $98.3 million for the three months ended June 30, 1997 as compared to the same period in 1996. Reinsurance had the effect of increasing benefits and expenses by $1.6 million. Deaths, annuity payments and surrender benefits and other fund withdrawals increased by $74 million, reflecting the increased surrenders of fixed annuities due to the introduction of the dollar cost averaging program and surrenders of the block of annuity business for which the surrender charge period expired. Initial sales of this block of business issued seven years prior, totalled $79.7 million. Policy reserves decreased by $9.5 million, reflecting fewer annuitizations and increased surrenders. The change in liability for premium and other deposit funds decreased by $20.5 million, reflecting the increased surrender activity. Commission increased by $8.1 million, reflecting the increase in sales. Net transfers to separate accounts increased by $44.6 million, reflecting increased exchange activity out of the general account into the separate accounts.

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

                                          Sun Life Assurance Company
                                          of Canada (U.S.)



Date August 8, 1997                       /s/ Margaret Sears Mead
     --------------                       -----------------------
                                          Margaret Sears Mead
                                          Assistant Vice President and Secretary


Date August 8, 1997                       /s/ Robert P. Vrolyk
     --------------                       ----------------------
                                          Robert P. Vrolyk
                                          Principal Financial Officer and
                                          Vice President and Actuary