Form 10-K
period 1997-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 1998-03-27
CIK 745544

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended           Commission file numbers
                 DECEMBER 31, 1997             2-99959, 33-29851, 33-31711,
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

       Registrant's telephone number, including area code (781) 237-6030

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

    Registrant has 5,900 shares of common stock outstanding on March 23, 1998, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    Sun Life Assurance Company of Canada (U.S.) (the "Company") is a stock life insurance company incorporated under the laws of Delaware on January 12, 1970. Its Executive Office mailing address is One Sun Life Executive Park, Wellesley Hills, Massachusetts 02181, Tel. (781) 237-6030. It has obtained authorization to do business in 48 states, the District of Columbia and Puerto Rico and it is anticipated that it will be authorized to do business in all states except New York. The Company's wholly-owned subsidiaries include Sun Life Insurance and Annuity Company of New York, which issues individual fixed and variable annuity contracts and group life and long-term disability insurance in New York; Massachusetts Casualty Insurance Company, which currently issues only individual disability insurance contracts; Sun Life of Canada (U.S.) Distributors, Inc. (formerly Sun Investment Services Company), a registered broker-dealer and investment adviser; New London Trust, F.S.B., a federally chartered savings bank; and Sun Life Financial Services Limited which serves as the marketing administrator for the distribution of certain offshore products of Sun Life Assurance Company of Canada. On October 30, 1997, the Company established a wholly-owned special purpose corporation, Sun Life of Canada (U.S.) SPE 97-1 for the purpose of engaging in activities incidental to securitizing mortgage loans. Other wholly-owned subsidiaries which are currently inactive include Sun Capital Advisers, Inc., Sun Benefit Services Company Inc., and Sun Life Finance Corporation.

    Effective May 1, 1997, the Company became a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco"). On December 18, 1997, Life Holdco became a wholly-owned subsidiary of the Sun Life Assurance Company of Canada-U.S. Operations Holdings, Inc. ("US Holdco"). US Holdco is a wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada. SLOC is a mutual life insurance company incorporated pursuant to Act of Parliament of Canada in 1865 and currently transacts business in all of the Canadian provinces and territories, all states except New York, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Philippines, and Indonesia.

    Prior to December 24, 1997, the Company owned 93.6% of the outstanding shares of Massachusetts Financial Services Company ("MFS"). On December 24, 1997, the Company transferred all of its shares of MFS to its parent in the form of a dividend. On December 31, 1997, the Company purchased all of the outstanding shares of Clarendon Insurance Agency, Inc. from MFS.

    On January 27, 1998 the Company's ultimate parent, SLOC announced that its Board of Directors requested management to develop a plan to convert from a mutual life insurance company into a publicly traded stock company through demutualization. Management has put in place a full time task force which, together with a worldwide team of actuarial, financial and legal advisers, has begun work. The Board will decide later this year whether to proceed with demutualization, following the completion of the plan. Demutualization would require regulatory and policyholder approval. Based on information known to date, the potential demutualization of SLOC is not expected to have any significant impact on the Company.

GENERAL

    The Company is engaged in the sale of individual variable life insurance and individual and group fixed and variable annuities. These contracts are sold in both the tax qualified and non-tax qualified markets. These products are distributed through individual insurance agents, insurance brokers and broker-dealers.

    The following table sets forth premiums and deposits by major product categories for each of the last three years.

                                                                            1997          1996          1995
                                                                        ------------  ------------  ------------
                                                                                       (IN 000'S)
Individual insurance products                                           $    204,539  $    207,740  $    213,258
Retirement products                                                        2,221,458     1,849,956     1,611,691
                                                                        ------------  ------------  ------------
                                                                        $  2,425,997  $  2,057,696  $  1,824,949
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

REINSURANCE

    The Company has agreements with SLOC which provide that SLOC will reinsure the mortality risks of the individual life insurance contracts previously sold by the Company. Under these agreements basic death benefits and supplementary benefits are reinsured on a yearly renewable term basis and coinsurance basis, respectively. Reinsurance transactions under these agreements in 1997 had the effect of decreasing net income from operations by $1,381,000.

    Effective January 1, 1991 the Company entered into an agreement with SLOC under which certain individual life insurance contracts issued by SLOC were reinsured by the Company on a 90% coinsurance basis. Also effective January 1, 1991 the Company entered into an agreement with SLOC which provides that SLOC will reinsure the mortality risks in excess of $500,000 per policy for the individual life insurance contracts assumed by the Company in the reinsurance agreement described above. Death benefits are reinsured on a yearly renewable term basis. These agreements had the effect of increasing income from operations by approximately $37,050,000 for the year ended December 31, 1997.

    The life reinsurance assumed agreement requires the reinsurer to withhold funds in an amount equal to the reserves assumed.

    The Company has also executed reinsurance agreements with unaffiliated companies. These agreements provide reinsurance of certain individual life insurance contracts on a modified coinsurance basis under which all deficiency reserves are ceded; as well as reinsurance for variable universal life on a yearly renewable term basis for which the Company has a maximum retention of $2,000,000.

RESERVES

    In accordance with the life insurance laws and regulations under which the Company operates, it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on its outstanding contracts. Reserves are based on mortality tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. In the accompanying Financial Statements, these reserves are determined in accordance with statutory regulations.

INVESTMENTS

    Of the Company's total assets of $15.9 billion at December 31, 1997, 71.7% consisted of unitized and non-unitized separate account assets, 12.0% were invested in bonds and similar securities, 4.3% in mortgages, 0.7% in subsidiaries, 0.6% in real estate, and the remaining 10.7% in cash and other assets.

COMPETITION

    The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. According to the most recent Best's Review, Life-Health Edition, as of December 31, 1996 the Company ranked 38th among all life insurance companies in the United States based upon total assets. Its ultimate parent company, SLOC, ranked 19th. Best's Insurance Reports, Life-Health Edition, 1997, assigned the Company and SLOC its highest classification, A++, as of December 31, 1996. This rating was affirmed by A.M. Best on November 24, 1997. Standard & Poor's and Duff & Phelps have assigned the Company and SLOC their highest ratings for claims paying ability, AAA. Moody's Investor Service, Inc. has assigned the Company an unsolicited rating of Aa1 for financial strength.

EMPLOYEES

    The Company and SLOC have entered into a Service Agreement which provides that the latter will furnish the Company, as required, with personnel as well as certain services and facilities on a cost reimbursement basis. As of December 31, 1997 the Company had 317 direct employees who are employed at its Principal Executive Office in Wellesley Hills, Massachusetts and its Retirement Products & Services Division in Boston, Massachusetts.

STATE REGULATION

    The Company is subject to the laws of the State of Delaware governing life insurance companies and to regulation by the Commissioner of Insurance of Delaware. An annual statement is filed with the Commissioner of Insurance on or before March 1st in each year relating to the operations of the Company for the preceding year and its financial condition on December 31st of such year. Its books and records are subject to review or examination by the Commissioner or his agents at any time and a full examination of its operations is conducted at periodic intervals.

    The Company is also subject to the insurance laws and regulations of the other states and jurisdictions in which it is licensed to operate. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amount of investments permitted. Each insurance company is required to file detailed annual reports with supervisory agencies in each of the jurisdictions in which it does business and its operations and accounts are subject to examination by such agencies at regular intervals.

    In addition, many states regulate affiliated groups of insurers, such as the Company, SLOC and its affiliates, under insurance holding company legislation. Under such laws, inter-company transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies involved.

    Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for policyholder losses incurred by insolvent companies. The amount of any future assessments of the Company under these laws cannot be reasonably estimated. However, most of these laws do provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength and may also permit the deduction of all or a portion of any such assessment from any future premium or similar taxes payable.

    Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include employee benefit regulation, removal of barriers preventing banks from engaging in the insurance business and tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and the subsequent impact on the relative desirability of various personal investment vehicles.

ITEM 2.  PROPERTIES

    The Company occupies office space owned by it and leased to SLOC, and certain unrelated parties for lease terms not exceeding five years.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries are engaged in various kinds of routine litigation, which, in management's judgment, is not of material importance to their respective total assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted by the Company to a vote of security holders during the three months ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMPANYS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. and as such there is no market for its common stock.

    On December 24, 1997, the Company transferred all of its shares of MFS to its parent, Life Holdco, in the form of a dividend valued at $159,722,000.

    No dividends were paid in 1995 or 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          FOR THE YEARS ENDED DECEMBER 31
                                   ------------------------------------------------------------------------------
                                        1997            1996            1995            1994            1993
                                   --------------  --------------  --------------  --------------  --------------
                                                                     (IN 000'S)
Revenues
  Premiums, annuity deposits and
   other revenue.................  $    2,513,741  $    2,131,939  $    1,883,901  $    1,997,525  $    2,443,310
  Net investment income and
   realized gains................         301,524         312,870         315,966         312,583         311,322
                                   --------------  --------------  --------------  --------------  --------------
                                        2,815,265       2,444,809       2,199,867       2,310,108       2,754,632
                                   --------------  --------------  --------------  --------------  --------------
Benefits and expenses
  Policyholder benefits                 2,469,215       2,149,145       1,995,208       2,102,290       2,515,320
  Other expenses                          206,066         175,342         150,937         186,892         232,365
                                   --------------  --------------  --------------  --------------  --------------
                                        2,675,281       2,324,487       2,146,145       2,289,182       2,747,685
                                   --------------  --------------  --------------  --------------  --------------
Operating gain                            139,984         120,322          53,722          20,926           6,947
Federal income tax expense
  (benefit)                                10,742          (2,702)         17,807          19,469           3,691
                                   --------------  --------------  --------------  --------------  --------------
Net income                         $      129,242  $      123,024  $       35,915  $        1,457  $        3,256
                                   --------------  --------------  --------------  --------------  --------------
                                   --------------  --------------  --------------  --------------  --------------
Assets                             $   15,927,045  $   13,621,952  $   12,359,683  $   10,117,822  $    9,179,090
                                   --------------  --------------  --------------  --------------  --------------
                                   --------------  --------------  --------------  --------------  --------------
Surplus notes                      $      565,000  $      315,000  $      650,000  $      335,000  $      335,000
                                   --------------  --------------  --------------  --------------  --------------
                                   --------------  --------------  --------------  --------------  --------------

See Item 1 for the effect of the reinsurance agreements on net income.
See Note 1 to financial statements for changes in accounting principles and reporting.
See discussion under Recent Reorganization, below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

ASSETS

    For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities; nonetheless, all general account assets stand behind all general account liabilities. A majority of the Company's assets are income producing investments. Particular attention is paid to the quality of these assets.

    The Company's bond holdings consist of a diversified portfolio of both public and private issues. It is the Company's policy to acquire only investment grade securities. Private placements are rated internally with reference to the National Association of Insurance Commissioners ("NAIC") designation issued by the NAIC Securities Valuation Office. The overall quality of the Company's bond portfolio remains high. At December 31, 1997, 4.6% of the Company's holdings of bonds were rated below investment grade (i.e. below NAIC rating "1" or "2").

    The Company holds real estate primarily because such investments historically have offered better yields over the long-term than fixed income investments. Real estate investments are used to enhance the yield and due to their long term nature are matched with products with long-term liability durations. Properties for which market value is lower than cost adjusted for depreciation (book value) are reported at market value. During 1997, the change in the difference between the market value and book value for properties reported at market value was $3,377,000.

    Significant attention has been given to insurance companies' exposure to mortgage loans secured by real estate. The Company had a mortgage portfolio of $684,035,000 at December 31, 1997, representing 19.8% of cash and invested assets. At December 31, 1996, mortgage loans represented 26.9% of cash and invested assets. The Company underwrites commercial mortgages with a maximum loan to value ratio of 75%. The Company, as a rule, invests only in properties that are almost fully leased. The portfolio is diversified by region and by property type. The level of arrears in the portfolio is substantially below the industry average. At December 31, 1997, the Company's portfolio did not contain any mortgage loans which were 60 days or more in arrears, which compares favorably to the most recent industry delinquency ratio published by the American Council of Life Insurance of 1.35%. The expense in the year for the provision for losses and for losses on foreclosures was $711,000.

    In the normal course of business, the Company makes commitments to purchase investments at a future date. As of December 31, 1997 the Company had outstanding mortgage commitments of $12,300,000 which will be funded during 1998.

    On December 24, 1997, the Company transferred all of its outstanding shares of MFS to its parent, Life Holdco, in the form of a dividend, valued at $159,722,000. This dividend included an intercompany tax receivable of $91,000,000. As a result of this transaction, the Company also realized a $21,195,000 capital gain of undistributed earnings. See "Recent Reorganization," below, for a discussion of the effect of this transaction on ongoing operations.

LIABILITIES

    The majority of the Company's liabilities consist of reserves for life insurance and annuity contracts and deposit funds.

CAPITAL AND SURPLUS

    Total capital stock and surplus of the Company was $832,695,000 at December 31, 1997. The Company issued surplus notes during 1997 totaling $250,000,000 to its parent, Life Holdco. The Company's management considers its surplus position to be adequate.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

    Net income from operations after dividends to policyholders and before federal income taxes decreased by $2.9 million for the year ending December 31, 1997 as compared to December 31, 1996. Net income associated with the reinsurance agreements with the ultimate parent increased $2.1 million in 1997. The net income improvement in the reinsured business results primarily from improved investment performance. Prior to reinsurance, earnings from the life line of business remained relatively flat. The earnings of the Company's retirement products and services line, which markets combination fixed/variable annuities, decreased $5.0 million. During 1997, the Company focused its marketing efforts on its fixed/variable annuity sales and discontinued sales of its group pension contracts.

    Total income increased by $347.9 million for the year ended December 31, 1997 as compared to December 31, 1996. Sales of combination fixed/variable annuities (net of annuitizations) increased by $527.4 million primarily due to the introduction in late 1996, of a dollar cost averaging (DCA) sales program. This program credits a bonus rate of interest on the fixed annuity deposit during the first year. Purchase payments allocated to the DCA program are deposited into the fixed account and systematically transferred to the variable sub-accounts during the following year. Reinsurance had the effect of increasing income by approximately $8.9 million. Premiums and annuity considerations decreased by $6.6 million reflecting decreased annuitizations. Sales of group pension guaranteed interest contracts decreased by $133 million. Net investment income decreased by $33.5 million reflecting both the decrease in the general account invested assets and $9.2 million decrease in dividends from subsidiaries.

    Benefits and expenses increased by $346.6 million for the year ended December 31, 1997 as compared to December 31, 1996. Reinsurance had the effect of increasing benefits and expenses by $2.7 million. Death benefits, annuity payments and surrender benefits and other fund withdrawals increased by

$338.4 million primarily as a result of increased surrenders and withdrawals from separate account contracts for which the surrender charge had expired. Policy reserves decreased by $23 million, reflecting decreased annuitizations and lower increases in reserves for minimum death benefit guarantees. The decrease in liability for premium and other deposit funds of $55.3 million reflects higher surrenders of contracts described above. Commissions increased by $22.8 million, reflecting the increase in total sales of combination fixed/variable annuities. General expenses increased by $9.9 million reflecting an increase in salaries due to staff increases associated with increased sales and non-recurring costs associated with moving the retirement products and services facility to a new location. Transfers to separate accounts increased by $53.9 million, reflecting increased exchange activity out of the fixed account into the separate account, associated with the DCA activity.

    See "Recent Reorganization," below, for a discussion of the effect on ongoing operations of the Company's transfer of its shares of MFS.

1996 COMPARED TO 1995

    Net income from operations after dividends to policyholders and before federal income taxes increased by $61.1 million for the year ending December 31, 1996 as compared to December 31, 1995. Net income associated with the reinsurance agreements with the SLOC increased by $23.9 million in 1996. The net income improvement in the reinsured business results from improved mortality experience, improved investment performance and fewer significant death claims in 1996 as compared to 1995. Prior to reinsurance, earnings from the life line of business remained relatively flat. The remaining $37.2 million increase is attributable to the Company's retirement products and services line of business, which markets combination fixed/variable annuities and group pension guaranteed investment contracts. The decline in interest rates during 1995 resulted in the split of these combination fixed/variable annuity sales to change from 45% fixed and 55% variable in 1995 to 25% fixed and 75% variable in 1996. In addition, total gross sales increased by $235.9 million in 1996 as compared to 1995. The declining interest rate environment and strong market performance in 1995 resulted in unrealized gains on assets held in the separate accounts, which generated a substantial increase in fees calculated as a percentage of the separate account net assets, which are then transferred to the general account. The declining interest rates also resulted in increases in reserves due to the increase in the market value adjustment provision of certain fixed annuities. The resultant reserve increases were in excess of the unrealized gains causing strain on the 1995 earnings. In 1996, interest rates increased, resulting in a reduction in the unrealized gains on assets held in the separate accounts and a corresponding reduction in reserves and a release of some of the reserve strain incurred in 1995. The earnings on these market value adjusted products fluctuate as the change in the market value of the assets do not move precisely in tandem with the change in the market value of the liabilities.

    Total income increased by $239.4 million for the year ended December 31, 1996 as compared to December 31, 1995. Sales of combination fixed/variable annuities (net of annuitizations) increased by $282.7 million primarily due to an increase in variable sales held in the separate accounts. This increase in variable sales was driven by strong performance in the stock market. Reinsurance had the effect of increasing income by approximately $9.4 million. Premiums and annuity considerations increased by $8.2 million reflecting increased annuitizations. Considerations from supplementary contracts increased by $1.2 million. Sales of group pension guaranteed investment contracts decreased by $53 million as this market remained highly competitive and sensitive to small changes in guaranteed interest rates. Net investment income decreased by $9.1 million, reflecting a decrease in the general account invested assets.

    Benefits and expenses increased by $178.3 million for the year ended December 31, 1996 as compared to December 31, 1995. Reinsurance had the effect of decreasing benefits and expenses by $14.5 million. Deaths, annuity payments and surrender benefits and other fund withdrawals increased by $438.9 million as a result of increased surrenders of fixed annuities for which interest rate guarantee periods have expired as well as withdrawals from the separate accounts. Policy reserves increased by $9.4 million, reflecting increased annuitizations and increased reserves for minimum death benefit guarantees. The decrease in liability for premium and other deposit funds of $405.9 reflects lower interest rates and higher surrenders of contracts described above. Commissions increased by $21.8 million, reflecting the increase in total sales of combination fixed/variable annuities. General expenses increased by $2.6 million reflecting an increase in salaries due to staff increases and retainer fees. Transfers to separate accounts increased by $126.8 million, reflecting increased exchange activity out of the general account into the separate accounts.

LIQUIDITY

    The Company's cash inflow consists primarily of premiums on insurance and annuity products, income from investments, repayments of investment principal and sales of investments. The Company's cash outflow is primarily to meet death and other maturing insurance and annuity contract obligations, to pay out on contract terminations, to fund investment commitments and to pay normal operating expenses and taxes. Cash outflows are met from the normal net cash inflows.

    The Company segments its business internally in order to better manage projected cash inflows and outflows within each segment. Targets for money market holdings are established for each segment, which in the aggregate meet the day to day cash needs of the Company. If greater liquidity is required, government issued bonds, which are highly liquid, are sold to provide the necessary funds. Government and publicly traded corporate bonds comprise 58% of the Company's long-term bond holdings.

    Management believes that the Company's sources of liquidity are more than adequate to meet its anticipated needs.

YEAR 2000 COMPLIANCE

    The Company's business, financial condition, and results of operations could be materially and adversely affected by the failure of its systems and applications (or those either provided or operated by third-parties) to properly operate or manage dates beyond the year 1999. However, the Company has investigated the nature and extent of the work necessary to render its computer systems capable of processing beyond the turn of the century ("Year 2000 compliant"), and has made substantial progress toward achieving this goal, including upgrading and/or replacing existing systems. The Company expects that its principal systems will be Year 2000 compliant by the end of 1998, leaving 1999 for extensive testing. While it is believed that these efforts do involve substantial costs, the Company closely monitors associated costs and continues to evaluate associated risks based on actual testing. Based on available information, the Company believes that it will be able to manage its total Year 2000 transition without a material adverse effect on its business operations, financial condition, or results of operations.

RECENT REORGANIZATION

    Effective December 24, 1997, the Company and its ultimate parent, Sun Life Assurance Company of Canada ("SLOC"), reorganized the corporate structure of a part of their United States business operations, by completing, with the approval of the Delaware Insurance Department, the establishment of a two-tier holding company structure. In connection with this reorganization, Massachusetts Financial Services Company ("MFS"), the registered investment adviser that serves as adviser to the MFS Family of Funds, including the MFS/Sun Life Series Trust and the Compass Variable Accounts, is no longer a subsidiary of the Company, but remains under the control of Sun Life of Canada through two other wholly-owned holding company subsidiaries. On December 24, 1997, the Company's stock in MFS was transferred via a dividend to the Company's immediate parent, Sun Life of Canada (U.S.) Holdings, Inc. There is no change in directors, officers, or day-to-day management of any of the companies within this holding company system and, in the case of MFS, its executive officers continue to report to the Chairman of Sun Life of Canada.

    MFS, which was acquired by the Company in 1982, has approximately $70,200,000,000 under management as of December 31, 1997. For the years ended December 31, 1997, 1996 and 1995, the Company's Statutory Statements of Operations reflected earnings attributable to the operations of MFS of $80,114,000 (which includes dividends from MFS of $33,110,000, an income tax benefit of $25,809,000, and a realized gain of $21,195,000), $79,263,000, and
$58,599,000, respectively. The reorganization is not expected to have any significant effect on the ongoing operations of MFS or the Company. However, future net income of the Company will not include the results of operations of MFS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements, in the form required by Regulation S-X, are set forth below. The Company is not subject to the requirement to file supplementary financial data specified by Item 302 of Regulation 5-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
CAPITAL STOCK AND SURPLUS
DECEMBER 31, 1997 AND 1996 (IN 000'S)

                                                                                   1997            1996
                                                                              --------------  --------------
ADMITTED ASSETS
    Bonds                                                                     $    1,910,699  $    2,170,103
    Common stocks                                                                    117,229         144,043
    Mortgage loans on real estate                                                    684,035         938,932
    Properties acquired in satisfaction of debt                                       22,475          23,391
    Investment real estate                                                            78,426          76,995
    Policy loans                                                                      40,348          40,554
    Cash and short-term investments                                                  544,418         148,059
    Other invested assets                                                             55,716          51,378
    Premiums and annuity considerations due and uncollected                            9,203          11,282
    Investment income due and accrued                                                 39,279          68,191
    Receivable from parent, subsidiaries and affiliates                               28,825          40,829
    Funds withheld on reinsurance assumed                                            982,653         878,798
    Other assets                                                                       1,841           1,343
                                                                              --------------  --------------
    General account assets                                                         4,515,147       4,593,898
    Separate account assets
      Unitized                                                                     9,068,021       6,919,219
      Non-unitized                                                                 2,343,877       2,108,835
                                                                              --------------  --------------
    Total Admitted Assets                                                     $   15,927,045  $   13,621,952
                                                                              --------------  --------------
                                                                              --------------  --------------
LIABILITIES
    Aggregate reserve for life policies and contracts                         $    2,188,243  $    2,099,980
    Supplementary contracts                                                            2,247           2,205
    Policy and contract claims                                                         2,460           2,108
    Policyholders' dividends and coupons payable                                      32,500          27,500
    Liability for premium and other deposit funds                                  1,450,705       1,898,309
    Surrender values on cancelled policies                                               215              72
    Interest maintenance reserve                                                      33,830          28,675
    Commissions to agents due or accrued                                               2,826           3,245
    General expenses due or accrued                                                    7,202           4,654
    Transfers from Separate Accounts due or accrued                                 (284,078)       (232,743)
    Taxes, licenses and fees accrued, excluding federal income taxes                     105             342
    Federal income taxes due or accrued                                               58,073          49,479
    Unearned investment income                                                            34              19
    Amounts withheld or retained by company as agent or trustee                           47              27
    Remittances and items not allocated                                                1,363           1,359
    Borrowed money                                                                   110,142          58,000
    Asset valuation reserve                                                           47,605          53,911
    Payable for securities                                                            27,104          22,177
    Other liabilities                                                                  1,959           7,561
                                                                              --------------  --------------
    General account liabilities                                                    3,682,582       4,026,880
    Separate account liabilities
      Unitized                                                                     9,067,891       6,919,094
      Non-unitized                                                                 2,343,877       2,108,835
                                                                              --------------  --------------
    Total liabilities                                                             15,094,350      13,054,809
                                                                              --------------  --------------
CAPITAL STOCK AND SURPLUS
    Capital stock par value $1,000; Authorized, 10,000 shares;
       issued and outstanding, 5,900 shares                                            5,900           5,900
                                                                              --------------  --------------
    Surplus notes                                                                    565,000         315,000
    Gross paid in and contributed surplus                                            199,355         199,355
    Unassigned funds                                                                  62,440          46,888
                                                                              --------------  --------------
    Surplus                                                                          826,795         561,243
                                                                              --------------  --------------
    Total capital stock and surplus                                                  832,695         567,143
                                                                              --------------  --------------
    Total Liabilities, Capital Stock and Surplus                              $   15,927,045  $   13,621,952
                                                                              --------------  --------------
                                                                              --------------  --------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

STATUTORY STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN 000'S)

                                              1997        1996        1995
                                           ----------  ----------  ----------
 INCOME:
     Premiums and annuity considerations   $  270,700  $  282,466  $  279,407
     Deposit-type funds                     2,155,298   1,775,230   1,545,542
     Considerations for supplementary
      contracts without life
      contingencies and dividend
      accumulations                             1,615       2,340       1,088
     Net investment income                    270,249     303,753     312,872
     Amortization of interest maintenance
      reserve                                   1,166       1,557       1,025
     Net gain from operations from
      Separate Accounts                             5          --          --
     Other income                              86,123      71,903      57,864
                                           ----------  ----------  ----------
     Total                                  2,785,156   2,437,249   2,197,798
                                           ----------  ----------  ----------
 BENEFITS AND EXPENSES:
     Death benefits                            17,284      12,394      15,317
     Annuity benefits                         148,135     146,654     140,497
     Surrender benefits and other fund
      withdrawals                           1,854,004   1,507,263   1,074,396
     Interest on policy or contract funds         699       2,205         739
     Payments on supplementary contracts
      without life contingencies and of
      dividend accumulations                    1,687       2,120       1,888
     Increase in aggregate reserves for
      life and accident and health
      policies and contracts                  127,278     162,678     171,975
     Increase (decrease) in liability for
      premium and other deposit funds        (447,603)   (392,348)     13,553
     Increase (decrease) in reserve for
      supplementary contracts without
      life contingencies and for dividend
      and coupon accumulations                     42         327        (663)
                                           ----------  ----------  ----------
     Total                                  1,701,526   1,441,293   1,417,702
     Commissions on premiums and annuity
      considerations (direct business
      only)                                   132,700     109,894      88,037
     Commissions and expense allowances
      on reinsurance assumed                   17,951      18,910      22,012
     General insurance expenses                47,102      37,206      34,580
     Insurance taxes, licenses and fees,
      excluding federal income taxes            7,790       8,431       7,685
     Increase (decrease) in loading on
      and cost of collection in excess of
      loading on deferred and uncollected
      premiums                                    523         901      (1,377)
     Net transfers to separate accounts       734,373     678,663     551,784
                                           ----------  ----------  ----------
     Total                                  2,641,965   2,295,298   2,120,423
                                           ----------  ----------  ----------
     Net gain from operations before
      dividends to policyholders and
      federal income taxes                    143,191     141,951      77,375
     Dividends to policyholders                33,316      29,189      25,722
                                           ----------  ----------  ----------
     Net gain from operations after
      dividends to policyholders and
      before federal income taxes             109,875     112,762      51,653
     Federal income tax expense (benefit)
      (excluding tax on capital gains)         10,742      (2,702)     17,807
                                           ----------  ----------  ----------
     Net gain from operations after
      dividends to policyholders and
      federal income taxes and before
      realized capital gains                   99,133     115,464      33,846
     Net realized capital gains less
      capital gains tax and transfers to
      the interest maintenance reserve         30,109       7,560       2,069
                                           ----------  ----------  ----------
 NET INCOME                                $  129,242  $  123,024  $   35,915
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN 000'S)

                                                               1997        1996        1995
                                                            ----------  ----------  ----------
Capital and surplus, beginning of year                      $  567,143  $  792,452  $  455,489
                                                            ----------  ----------  ----------
Net income                                                     129,242     123,024      35,915
Change in net unrealized capital gains                           1,153      (1,715)      2,009
Change in non-admitted assets and related items                   (463)         67      (2,270)
Change in reserve on account of change in valuation basis       39,016          --          --
Change in asset valuation reserve                                6,306     (11,812)    (13,690)
Other changes in surplus in Separate Accounts Statement             --         100      (4,038)
Change in surplus notes                                        250,000    (335,000)    315,000
Dividends to stockholder                                      (159,722)         --          --
Miscellaneous gains in surplus                                      20          27       4,037
                                                            ----------  ----------  ----------
Net change in capital and surplus for the year                 265,552    (225,309)    336,963
                                                            ----------  ----------  ----------
Capital and surplus, end of year                            $  832,695  $  567,143  $  792,452
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.) STATUTORY STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN 000'S)

                                               1997         1996         1995
                                            -----------  -----------  -----------
 Cash Provided
   Premiums, annuity considerations and
     deposit funds received                 $ 2,427,554  $ 2,059,577  $ 1,826,456
   Considerations for supplementary
     contracts and dividend accumulations
     received                                     1,615        2,340        1,088
   Net investment income received               323,199      324,914      374,398
   Other income received                         81,701       88,295       25,348
                                            -----------  -----------  -----------
 Total receipts                               2,834,069    2,475,126    2,227,290
                                            -----------  -----------  -----------
   Benefits paid (other than dividends)       2,020,615    1,671,483    1,231,936
   Insurance expenses and taxes paid
     (other than federal income and
     capital gains taxes)                       203,650      172,015      150,463
   Net cash transferred to Separate
     Accounts                                   785,708      755,605      568,188
   Dividends paid to policyholders               28,316       22,689       17,722
   Federal income tax (recoveries)
     payments (excluding tax on capital
     gains)                                       1,397      (15,363)     (20,655)
   Other--net                                       699        2,205          739
                                            -----------  -----------  -----------
 Total payments                               3,040,385    2,608,634    1,948,393
                                            -----------  -----------  -----------
 Net cash from operations                      (206,316)    (133,508)     278,897
                                            -----------  -----------  -----------
   Proceeds from long-term investments
     sold, matured or repaid (after
     deducting taxes on capital gains of
     $750,449, $1,554,873 and $8,610,951)     1,343,803    1,768,147    1,658,655
   Issuance of surplus notes                    250,000     (335,000)     315,000
   Other cash provided                          117,297      147,956      419,446
                                            -----------  -----------  -----------
 Total cash provided                          1,711,100    1,581,103    2,393,101
                                            -----------  -----------  -----------
 Cash Applied
   Cost of long-term investments acquired       773,721    1,318,880    1,749,714
   Other cash applied                           334,704      177,982      796,207
                                            -----------  -----------  -----------
 Total cash applied                           1,108,425    1,496,862    2,545,921
                                            -----------  -----------  -----------
 Net change in cash and short-term
   investments                                  396,359      (49,267)     126,077
 Cash and short term investments
 Beginning of year                              148,059      197,326       71,249
                                            -----------  -----------  -----------
 End of year                                $   544,418  $   148,059  $   197,326
                                            -----------  -----------  -----------
                                            -----------  -----------  -----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") is incorporated as a life insurance company and is engaged in the sale of individual variable life insurance, individual fixed and variable annuities, group fixed and variable annuities and group pension contracts. The Company also underwrites a block of individual life insurance business through a reinsurance contract with the Company's ultimate parent, Sun Life Assurance Company of Canada ("SLOC"). SLOC is a mutual life insurance company.

Effective May 1, 1997, the Company became a wholly-owned subsidiary of the newly established Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco"). On December 18, 1997, Life Holdco became a wholly-owned subsidiary of the Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("US Holdco"). US Holdco is a wholly-owned subsidiary of SLOC. Prior to December 18, 1997 Life Holdco was a direct wholly-owned subsidiary of SLOC.

The Company, which is domiciled in the State of Delaware, prepares its financial statements in accordance with statutory accounting practices prescribed or permitted by the State of Delaware Insurance Department. Prescribed accounting practices include practices described in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted accounting practices encompass all accounting practices not so prescribed. The permitted accounting practices adopted by the Company are not material to the financial statements. Prior to 1996, statutory accounting practices were recognized by the insurance industry and the accounting profession as generally accepted accounting principles for mutual life insurance companies and stock life insurance companies wholly-owned by mutual life insurance companies. In April 1993, the Financial Accounting Standards Board ("FASB") issued an interpretation (the "Interpretation"), that became effective in 1996, which changed the previous practice of mutual life insurance companies (and stock life insurance companies that are wholly-owned subsidiaries of mutual life insurance companies) with respect to utilizing statutory basis financial statements for general purposes, in that it will no longer allow such financial statements to be described as having been prepared in conformity with generally accepted accounting principles ("GAAP"). Consequently, these financial statements prepared in conformity with statutory accounting practices as described above, vary from and are not intended to present the Company's financial position, results of operations or cash flow in conformity with generally accepted accounting principles. (See Note 19 for further discussion relative to the Company's basis of financial statement presentation.) The effects on the financial statements of the variances between the statutory basis of accounting and GAAP, although not reasonably determinable, are presumed to be material.

INVESTED ASSETS AND RELATED RESERVES

Bonds are carried at cost adjusted for amortization of premium or accrual of discount. Investments in non-insurance subsidiaries are carried on the equity basis. Investments in insurance subsidiaries are carried at their statutory surplus values. Mortgage loans acquired at a premium or discount are carried at amortized values and other mortgage loans are carried at the amounts of the unpaid balances. Real estate investments are carried at the lower of cost adjusted for accumulated depreciation or appraised value, less encumbrances. Short-term investments are carried at amortized cost, which approximates fair value. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally 40 to 50 years.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED):
POLICY AND CONTRACT RESERVES

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

Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market value.

The Company has also established a non-unitized separate account for amounts allocated to the fixed portion of certain combination fixed/variable deferred annuity contracts. The assets of this account are available to fund general account liabilities and general account assets are available to fund liabilities of this account.

Gains (losses) from mortality experience and investment experience of the separate accounts, not applicable to contract owners, are transferred to (from) the general account. Accumulated gains (losses) that have not been transferred are recorded as a payable (receivable) to (from) the general account. Amounts payable to the general account of the Company were $284,078,000 in 1997 and $232,743,000 in 1996.

CHANGES IN ACCOUNTING PRINCIPLES AND REPORTING

Prior to 1996, dividends paid to the Company by its subsidiaries and the undistributed gains (losses) of those subsidiaries were included in net income of the Company. For Annual Statement reporting, dividends were (and continue to be) reported in net income while undistributed gains (losses) are reported directly to surplus (as a separate component of unassigned surplus). As a result, net income as reported in these financial statements is $2.5 million less than net income reported in the Annual Statement in 1995. Effective for 1996, the Company changed its method of accounting for investments in subsidiaries to conform with a preferable prescribed statutory accounting practices used in the preparation of its Annual Statement. As a result of the change, $5.7 million in undistributed losses of subsidiaries are reported directly as a separate component of unassigned surplus rather than being included in net income for the year ended December 31, 1996. The amounts as reported in prior years have not been restated.

As described more fully in Note 10, during 1997 the Company changed certain assumptions used in determining actuarial reserves.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED):
OTHER

Preparation of the financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to amounts as presented in the current year.

2.  INVESTMENTS IN SUBSIDIARIES:
The Company owns all of the outstanding shares of Sun Life Insurance and Annuity Company of New York ("Sun Life (N.Y.)"), Massachusetts Casualty Insurance Company ("MCIC"), Sun Life of Canada (U.S.) Distributors, Inc. (formerly Sun Investment Services Company) ("Sundisco"), New London Trust, F.S.B. ("NLT"), Sun Life Financial Services Limited, ("SLFSL"), Sun Benefit Services Company, Inc. ("Sunbesco"), Sun Capital Advisers, Inc. ("Sun Capital"), and Sun Life Finance Corporation ("Sunfinco").

On October 30, 1997, the Company established a wholly-owned special purpose corporation, Sun Life of Canada (U.S.) SPE 97-1, Inc. (SPE 97-1). SPE 97-1 was organized for the purpose of engaging in activities incidental to securitizing mortgage loans.

Prior to December 24, 1997, the Company owned 93.6% of the outstanding shares of Massachusetts Financial Services Company ("MFS"). On December 24, 1997, the Company transferred all of its shares of MFS to Life Holdco in the form of a dividend valued at $159,722,000. As a result of this transaction the Company realized a gain of $21,195,000 of undistributed earnings.

MFS, a registered investment adviser, serves as investment adviser to the mutual funds in the MFS family of funds as well as certain mutual funds and separate accounts established by the Company. The MFS Asset Management Group provides investment advice to substantial private clients.

On December 31, 1997, the Company purchased all of the outstanding shares of Clarendon Insurance Agency, Inc. ("Clarendon") from MFS.

Sun Life (N.Y.) is engaged in the sale of individual fixed and variable annuity contracts and group life and disability insurance contracts in the State of New York. MCIC issues only individual disability income policies. Sundisco is a registered investment adviser and broker-dealer. NLT is a federally chartered savings bank. SLFSL serves as the marketing administrator for the distribution of the offshore products of SLOC, an affiliate. Sun Capital is a registered investment adviser. Sunfinco and Sunbesco are currently inactive. Clarendon is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates.

On December 23, 1997, the Company issued a $110,000,000 note to US Holdco at an interest rate of 5.80%, which is scheduled for repayment on March 1, 1998, and is included in borrowed money. A $110,000,000 note was also issued by MFS on December 23, 1997 to the Company at an interest rate of 5.85% due on March 1, 1998 and is included in cash and short-term investments.

On December 31, 1996, the Company issued a $58,000,000 note to SLOC which was repaid on February 10, 1997 at an interest rate of 5.70%. Also on December 31, 1996, the Company was issued a $58,000,000 note by MFS at an interest rate of 5.76%. This note was repaid to the Company on February 10, 1997. On December 31, 1997 and 1996 the Company had an additional $20,000,000 in notes issued by MFS, scheduled to mature in 2000.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2.  INVESTMENTS IN SUBSIDIARIES (CONTINUED):
During 1997, 1996, and 1995, the Company contributed capital in the following amounts to its subsidiaries:

                                                                          1997            1996           1995
                                                                     --------------  --------------  ------------
MCIC                                                                 $    2,000,000  $   10,000,000  $  6,000,000
SLFSL                                                                     1,000,000       1,500,000            --
SPE 97-1                                                                 20,377,000              --            --

Summarized combined financial information of the Company's subsidiaries as of December 31, 1997, 1996 and 1995 and for the years then ended, follows:

                                                                                    DECEMBER 31,
                                                                     -------------------------------------------
                                                                         1997           1996           1995
                                                                     -------------  -------------  -------------
                                                                                     (IN 000'S)
Intangible assets                                                    $           0  $       9,646  $      12,174
Other assets                                                             1,190,951      1,376,014      1,233,372
Liabilities                                                             (1,073,966)    (1,241,617)    (1,107,264)
                                                                     -------------  -------------  -------------
Total net assets                                                     $     116,985  $     144,043  $     138,282
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Total revenues                                                       $     750,364  $     717,280  $     570,794
Operating expenses                                                        (646,896)      (624,199)      (504,070)
Income tax expense                                                         (43,987)       (42,820)       (31,193)
                                                                     -------------  -------------  -------------
Net income                                                           $      59,481  $      50,261  $      35,531
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

3.  BONDS:
Investments in debt securities are as follows:

                                                                             DECEMBER 31, 1997
                                                            ----------------------------------------------------
                                                                             GROSS        GROSS      ESTIMATED
                                                             AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                                COST         GAINS      (LOSSES)       VALUE
                                                            ------------  -----------  -----------  ------------

                                                                                 (IN 000'S)
Long-term bonds:
    United States government and government agencies and
     authorities                                            $    126,923   $   5,529    $      --   $    132,452
    States, provinces and political subdivisions                  22,361       2,095           --         24,456
    Public utilities                                             398,939      35,338          (91)       434,186
    Transportation                                               214,130      22,000         (390)       235,740
    Finance                                                      157,891       5,885         (120)       163,656
    All other corporate bonds                                    990,455      52,678       (5,456)     1,037,677
                                                            ------------  -----------  -----------  ------------
        Total long-term bonds                                  1,910,699     123,525       (6,057)     2,028,167
                                                            ------------  -----------  -----------  ------------
Short-term bonds:
    U.S. Treasury Bills, bankers acceptances and
     commercial paper                                            431,032          --           --        431,032
    Affiliates                                                   110,000          --           --        110,000
                                                            ------------  -----------  -----------  ------------
        Total short-term bonds                                   541,032          --           --        541,032
Total bonds                                                 $  2,451,731   $ 123,525    $  (6,057)  $  2,569,199
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

3.  BONDS (CONTINUED):

                                                                             DECEMBER 31, 1996
                                                            ----------------------------------------------------
                                                                             GROSS        GROSS      ESTIMATED
                                                             AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                                COST         GAINS      (LOSSES)       VALUE
                                                            ------------  -----------  -----------  ------------

                                                                                 (IN 000'S)
Long-term bonds:
    United States government and government agencies and
     authorities                                            $    267,756   $  12,272    $  (8,927)  $    271,101
    States, provinces and political subdivisions                   2,253          20           --          2,273
    Foreign governments                                           18,812       1,351           --         20,163
    Public utilities                                             415,641      24,728       (1,223)       439,146
    Transportation                                               167,937      14,107       (2,243)       179,801
    Finance                                                      290,024       7,914         (472)       297,466
    All other corporate bonds                                  1,007,680      42,338      (14,496)     1,035,522
                                                            ------------  -----------  -----------  ------------
        Total long-term bonds                                  2,170,103     102,730      (27,361)     2,245,472
                                                            ------------  -----------  -----------  ------------
Short-term bonds:
    U.S. Treasury Bills, bankers acceptances and
     commercial paper                                             88,754          --           --         88,754
    Affiliates                                                    58,000          --           --         58,000
                                                            ------------  -----------  -----------  ------------
        Total short-term bonds                                   146,754          --           --        146,754
                                                            ------------  -----------  -----------  ------------
Total bonds                                                 $  2,316,857   $ 102,730    $ (27,361)  $  2,392,226
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

The amortized cost and estimated fair value of bonds at December 31, 1997 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call and/or prepayment penalties.

                                                                                           DECEMBER 31, 1997
                                                                                       --------------------------
                                                                                        AMORTIZED     ESTIMATED
                                                                                           COST       FAIR VALUE
                                                                                       ------------  ------------
                                                                                               (IN 000'S)
Maturities:
    Due in one year or less                                                            $    699,548  $    700,280
    Due after one year through five years                                                   533,901       541,382
    Due after five years through ten years                                                  270,607       286,651
    Due after ten years                                                                     735,624       821,002
                                                                                       ------------  ------------
                                                                                          2,239,680     2,349,315
    Mortgage-backed securities                                                              212,051       219,884
                                                                                       ------------  ------------
Total bonds                                                                            $  2,451,731  $  2,569,199
                                                                                       ------------  ------------
                                                                                       ------------  ------------

Proceeds from sales and maturities of investments in debt securities during 1997, 1996, and 1995 were $980,264,000, $1,554,016,000, and $1,510,553,000, gross gains were $10,732,000, $16,975,000, and $24,757,000 and gross losses were $2,446,000, $10,885,000, and $5,742,000, respectively.

Bonds included above with an amortized cost of approximately $2,578,000 and $2,060,000 at December 31, 1997 and 1996, respectively, were on deposit with governmental authorities as required by law.

4.  SECURITIES LENDING:
The Company has a securities lending program operated on its behalf by the Company's primary custodian, Chase Manhattan of New York. The custodian has indemnified the Company against losses arising from this

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4.  SECURITIES LENDING (CONTINUED):
program. The total par value of securities out on loan was $0 and $51,537,000 at December 31, 1997 and 1996 respectively. Income resulting from this program was $200,000, $137,000 and $2,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

5.  MORTGAGE LOANS:
The Company invests in commercial first mortgage loans throughout the United States. The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate allowances for losses have been made. In those cases where, in management's judgment, the mortgage loans' values are impaired, appropriate losses are recorded.

The following table shows the geographical distribution of the mortgage loan portfolio.

                                                                                                DECEMBER 31,
                                                                                           ----------------------
                                                                                              1997        1996
                                                                                           ----------  ----------
                                                                                                 (IN 000'S)
California                                                                                 $  119,122  $  154,272
Massachusetts                                                                                  58,981      79,929
Michigan                                                                                       42,912      57,119
New York                                                                                       45,696      67,742
Ohio                                                                                           51,862      75,405
Pennsylvania                                                                                   97,949     115,584
Washington                                                                                     54,948      75,819
All other                                                                                     212,565     313,062
                                                                                           ----------  ----------
                                                                                           $  684,035  $  938,932
                                                                                           ----------  ----------
                                                                                           ----------  ----------

The Company has restructured mortgage loans totaling $26,284,000 and $29,261,000 at December 31, 1997 and 1996, respectively, against which there are allowances for losses of $3,026,000 and $5,893,000, respectively.

Mortgage loans from Sun Life (U.S.)'s portfolio with an approximate book value of $53,188,000 were included in a transaction also involving loans from the portfolios of other SLOC entities with an aggregate book value of $256 million, whereby such loans were securitized for sale to the public markets.

The Company has made commitments of mortgage loans on real estate into the future. The outstanding commitments for these mortgages amount to $12,300,000 and $9,800,000 at December 31, 1997 and 1996, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

6.  INVESTMENT GAINS AND LOSSES:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                             (IN 000'S)
Net realized gains (losses)
Bonds                                                                              $   2,882  $   5,631  $   3,935
Common stock of affiliates                                                            21,195         --         --
Mortgage loans                                                                         3,837        763        292
Real estate                                                                            2,912        599        391
Other invested assets                                                                   (717)       567     (2,549)
                                                                                   ---------  ---------  ---------
                                                                                   $  30,109  $   7,560  $   2,069
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Changes in unrealized gains (losses):
Common stock of affiliates                                                         $  (2,894) $  (5,739) $      --
Mortgage loans                                                                         1,524       (600)    (1,574)
Real estate                                                                            3,377      4,624      3,583
Other invested assets                                                                   (854)        --         --
                                                                                   ---------  ---------  ---------
                                                                                   $   1,153  $  (1,715) $   2,009
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rates are charged or credited to an interest maintenance reserve ("IMR") and amortized into income over the remaining contractual life of the security sold. The net realized capital gains credited to the interest maintenance reserve were $6,321,000 in 1997, $7,710,000 in 1996, and $12,714,000 in 1995. All gains and losses are transferred net of applicable income taxes.

7.  NET INVESTMENT INCOME:
Net investment income consisted of:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1997        1996        1995
                                                                              ----------  ----------  ----------
                                                                                          (IN 000'S)
Interest income from bonds                                                    $  188,924  $  178,695  $  205,445
Income from investment in common stock of affiliates                              41,181      50,408      35,403
Interest income from mortgage loans                                               76,073      92,591      99,766
Real estate investment income                                                     17,161      16,249      14,979
Interest income from policy loans                                                  3,582       2,790       2,777
Other                                                                               (193)      1,710       2,672
                                                                              ----------  ----------  ----------
    Gross investment income                                                      326,728     342,443     361,042
                                                                              ----------  ----------  ----------
Interest on surplus notes and notes payable                                      (42,481)    (23,061)    (31,813)
Investment expenses                                                              (13,998)    (15,629)    (16,357)
                                                                              ----------  ----------  ----------
Net investment income                                                         $  270,249  $  303,753  $  312,872
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

8.  DERIVATIVES:
The Company uses derivative instruments for interest risk management purposes, including hedges against specific interest rate risk and to minimize the Company's exposure to fluctuations in interest rates. The Company's use of derivatives has included U.S. Treasury futures, conventional interest rate swaps, and forward spread lock interest rate swaps.

In the case of interest rate futures, gains or losses on contracts that qualify as hedges are deferred until the earliest of the completion of the hedging transaction, determination that the transaction will no longer take place, or determination that the hedge is no longer effective. Upon completion of the hedge, where it is impractical to allocate gains (losses) to specific hedged assets or liabilities, gains (losses) are deferred in IMR and amortized over the remaining life of the hedged assets. At December 31, 1997 and 1996 there were no futures contracts outstanding.

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

Options are used to hedge the stock market interest exposure in the mortality and expense risk charges and guaranteed minimum death benefit features of the Company's variable annuities. The Company's open positions are as follows:

                                                                                         SWAPS OUTSTANDING
                                                                                       AT DECEMBER 31, 1997
                                                                                 ---------------------------------
                                                                                      NOTIONAL       MARKET VALUE
                                                                                 PRINCIPAL AMOUNTS   OF POSITIONS
                                                                                 ------------------  -------------
                                                                                            (IN 000'S)
Conventional interest rate swaps                                                    $     80,000       $  (2,891)
Foreign currency swap                                                                      1,700             208
Forward spread lock swaps                                                                 50,000             274
Asian Put Option S & P 500                                                                70,000             693

                                                                                         SWAPS OUTSTANDING
                                                                                       AT DECEMBER 31, 1996
                                                                                 ---------------------------------
                                                                                      NOTIONAL       MARKET VALUE
                                                                                 PRINCIPAL AMOUNTS   OF POSITIONS
                                                                                 ------------------  -------------
                                                                                            (IN 000'S)
Conventional interest rate swaps                                                    $    429,000       $  (2,443)
Foreign currency swap                                                                      2,100              70
Forward spread lock swaps                                                                 50,000             (50)

The market value of swaps is the estimated amount that the Company would receive or pay on termination or sale, taking into account current interest rates and the current credit worthiness of the counterparties. The Company is exposed to potential credit loss in the event of non-performance by counterparties. The counterparties are major financial institutions and management believes that the risk of incurring losses related to credit risk is remote.

9.  LEVERAGED LEASES:
The Company is a lessor in a leveraged lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was leased for a term of 9.75 years. The Company's equity investment represented 22.9% of the purchase price of the equipment. The balance of

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

9.  LEVERAGED LEASES (CONTINUED):
the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment and non-recourse to the Company. At the end of the lease term, the Master Lessee may exercise a fixed price purchase option to purchase the equipment.

The Company's net investment in leveraged leases is composed of the following elements:

                                                                                         YEARS ENDED DECEMBER
                                                                                                 31,
                                                                                        ----------------------
                                                                                           1997        1996
                                                                                        ----------  ----------
                                                                                              (IN 000'S)
Lease contracts receivable                                                              $   92,605  $  101,244
Less non-recourse debt                                                                     (92,589)   (101,227)
                                                                                        ----------  ----------
                                                                                                16          17
Estimated residual value of leased assets                                                   41,150      41,150
Less unearned and deferred income                                                          (10,324)    (11,501)
                                                                                        ----------  ----------
Investment in leveraged leases                                                              30,842      29,666
Less fees                                                                                     (163)       (188)
                                                                                        ----------  ----------
Net investment in leveraged leases                                                      $   30,679  $   29,478
                                                                                        ----------  ----------
                                                                                        ----------  ----------

The net investment is included as an other invested asset.

10. REINSURANCE:
The Company has agreements with SLOC which provide that SLOC will reinsure the mortality risks of the individual life insurance contracts sold by the Company. Under these agreements basic death benefits and supplementary benefits are reinsured on a yearly renewable term basis and coinsurance basis, respectively. Reinsurance transactions under these agreements had the effect of decreasing income from operations by approximately $1,381,000, $1,603,000 and $2,184,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Effective January 1, 1991, the Company entered into an agreement with SLOC under which certain individual life insurance contracts issued by SLOC were reinsured by the Company on a 90% coinsurance basis. During 1997 SLOC changed certain assumptions used in determining the gross and the ceded reserve balance. The Company reflected the effect of the changes in assumptions to its assumed reserves as a direct credit to surplus. The effect of the change was a $39,016,000 decrease in reserves. Also, effective January 1, 1991, the Company entered into an agreement with SLOC which provides that SLOC will reinsure the mortality risks in excess of $500,000 per policy for the individual life insurance contracts assumed by the Company in the reinsurance agreement described above. Such death benefits are reinsured on a yearly renewable term basis. These agreements had the effect of increasing income from operations by approximately $37,050,000, $35,161,000 and $11,821,000 for the years ended
December 31, 1997,1996 and 1995, respectively. The life reinsurance assumed agreement requires the reinsurer to withhold funds in amounts equal to the reserves assumed.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

10. REINSURANCE (CONTINUED):
The following are summarized pro-forma results of operations of the Company for the years ended December 31, 1997, 1996 and 1995 before the effect of reinsurance transactions with SLOC.

                                                                                YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1997          1996          1995
                                                                        ------------  ------------  ------------
                                                                                       (IN 000'S)
Income:
    Premiums, annuity deposits and other revenues                       $  2,230,980  $  1,858,145  $  1,619,337
    Net investment income and realized gains                                 300,669       312,870       315,967
                                                                        ------------  ------------  ------------
    Subtotal                                                               2,531,649     2,171,015     1,935,304
                                                                        ------------  ------------  ------------
Benefits and Expenses:
    Policyholder benefits                                                  2,240,597     1,928,720     1,760,917
    Other expenses                                                           187,591       155,531       130,302
                                                                        ------------  ------------  ------------
    Subtotal                                                               2,428,188     2,084,251     1,891,219
                                                                        ------------  ------------  ------------
Income from operations                                                  $    103,461  $     86,764  $     44,085
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

The Company has an agreement with an unrelated company which provides reinsurance of certain individual life insurance contracts on a modified coinsurance basis and under which all deficiency reserves related to these contracts are reinsured. Reinsurance transactions under this agreement had the effect of decreasing income from operations by $2,658,000 in 1997, $46,000 in 1996, and by $1,599,000 in 1995.

11. WITHDRAWAL CHARACTERISTICS OF ANNUITY ACTUARIAL RESERVES AND DEPOSIT
LIABILITIES:
The withdrawal characteristics of general account and separate account annuity reserves and deposits are as follows:

                                                                                              DECEMBER 31, 1997
                                                                                        -----------------------------
                                                                                            AMOUNT       % OF TOTAL
                                                                                        --------------  -------------
                                                                                                 (IN 000'S)
Subject to discretionary withdrawal-with adjustment:
    With market value adjustment                                                        $    3,415,394          25%
    At book value less surrender charges (surrender charge >5%)                              7,672,211          57
    At book value (minimal or no charge or adjustment)                                       1,259,698           9
Not subject to discretionary withdrawal provision                                            1,164,651           9
                                                                                        --------------         ---
Total annuity actuarial reserves and deposit liabilities                                $   13,511,954         100%
                                                                                        --------------         ---
                                                                                        --------------         ---

                                                                                              DECEMBER 31, 1996
                                                                                        -----------------------------
                                                                                            AMOUNT       % OF TOTAL
                                                                                        --------------  -------------
                                                                                                 (IN 000'S)
Subject to discretionary withdrawal-with adjustment:
    With market value adjustment                                                        $    3,547,683          31%
    At book value less surrender charges (surrender charge >5%)                              5,626,117          48
    At book value (minimal or no charge or adjustment)                                       1,264,586          11
Not subject to discretionary withdrawal provision                                            1,218,157          10
                                                                                        --------------         ---
Total annuity actuarial reserves and deposit liabilities                                $   11,656,543         100%
                                                                                        --------------         ---
                                                                                        --------------         ---

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

12. RETIREMENT PLANS:
The Company participates with SLOC in a non-contributory defined benefit pension plan covering essentially all employees. The benefits are based on years of service and compensation.

The funding policy for the pension plan is to contribute an amount which at least satisfies the minimum amount required by ERISA; currently the plan is fully funded. The Company is charged for its share of the pension cost based upon its covered participants. Pension plan assets consist principally of separate accounts of SLOC.

The Company's share of the group's accrued pension cost at December 31, 1997, 1996 and 1995 was $593,000, $446,000 and $420,000, respectively. The Company's share of net periodic pension cost was $146,000, $27,000 and $3,000, for 1997, 1996 and 1995, respectively.

The Company also participates with SLOC and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. The Company matches, up to specified amounts, employees' contributions to the plan. Company contributions were $259,000, $233,000 and $185,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

OTHER POST-RETIREMENT BENEFIT PLANS

In addition to pension benefits, the Company provides certain health, dental, and life insurance benefits ("post-retirement benefits") for retired employees and dependents. Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996:

                                                                  DECEMBER 31, 1997
                                                       ---------------------------------------
                                                        CARRYING AMOUNT   ESTIMATED FAIR VALUE
                                                       -----------------  --------------------
                                                                     (IN 000'S)
ASSETS:
Bonds                                                    $   2,451,731       $    2,569,199
Mortgages                                                      684,035              706,975
LIABILITIES:
Insurance reserves                                       $     123,128       $      123,128
Individual annuities                                           307,668              302,165
Pension products                                             1,527,433            1,561,108
Derivatives                                                         --               (1,716)

                                                                  DECEMBER 31, 1996
                                                       ---------------------------------------
                                                        CARRYING AMOUNT   ESTIMATED FAIR VALUE
                                                       -----------------  --------------------
                                                                     (IN 000'S)
ASSETS:
Bonds                                                    $   2,316,857       $    2,392,226
Mortgages                                                      938,932              958,909
LIABILITIES:
Insurance reserves                                       $     122,606       $      122,606
Individual annuities                                           373,488              367,878
Pension products                                             1,911,284            1,922,602
Derivatives                                                         --               (2,423)

The major methods and assumptions used in estimating the fair values of financial instruments are as follows:

The fair values of short-term bonds are estimated to be the amortized cost. The fair values of long-term bonds which are publicly traded are based upon market prices or dealer quotes. For privately placed bonds, fair values are estimated by taking into account prices for publicly traded bonds of similar credit risk and maturity and repayment and liquidity characteristics.

The fair values of the Company's general account insurance reserves and liabilities under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.

The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The fair values of derivative financial instruments are estimated using the process described in Note 8.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

The tables shown below present changes in the major elements of the AVR and IMR.

                                                                              1997                  1996
                                                                      --------------------  --------------------
                                                                         AVR        IMR        AVR        IMR
                                                                      ---------  ---------  ---------  ---------
                                                                           (IN 000'S)            (IN 000'S)
Balance, beginning of year                                            $  53,911  $  28,675  $  42,099  $  25,218
Net realized investment gains, net of tax                                17,400      6,321      3,160      5,011
Amortization of net investment gains                                         --     (1,166)        --     (1,557)
Unrealized investment gains (losses)                                     (2,340)        --      1,502         --
Required by formula                                                     (21,366)        --      7,150          3
                                                                      ---------  ---------  ---------  ---------
Balance, end of year                                                  $  47,605  $  33,830  $  53,911  $  28,675
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

15. FEDERAL INCOME TAXES:
The Company and its subsidiaries file a consolidated federal income tax return. Federal income taxes are calculated for the consolidated group based upon amounts determined to be payable as a result of operations within the current year. No provision is recognized for timing differences which may exist between financial statement and taxable income. Such timing differences include reserves, depreciation and accrual of market discount on bonds. Cash payments for federal income taxes were approximately $31,000,000, $19,264,000 and $12,429,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

16. SURPLUS NOTES AND NOTES RECEIVABLE (PAYABLE):
On December 22, 1997, the Company issued a $250,000,000 surplus note to Life Holdco. This note has an interest rate of 8.625% and is due on or after November 6, 2027.

On May 9, 1997, the Company issued a short-term note of $600,000,000 to Life Holdco at an interest rate of 5.10%, which was extended at various interest rates. This note was repaid on December 22, 1997.

The Company had issued and outstanding surplus notes to SLOC with an aggregate carrying value of $335,000,000, during the period 1982 through January 16, 1996 at interest rates between 7.25% and 10%. The Company repaid all principal and interest associated with these surplus notes on January 16, 1996.

On December 19, 1995 the Company issued surplus notes totaling $315,000,000 to an affiliate, Sun Canada Financial Co., at interest rates between 5.75% and 7.25%. Of these notes, $157,500,000 will mature in the year 2007 and $157,500,000 will mature in the year 2015. Interest on these notes is payable semi-annually.

Principal and interest on surplus notes are payable only to the extent that the Company meets specified requirements regarding free surplus exclusive of the principal amount and accrued interest, if any, on these notes and with the consent of the Delaware Insurance Commissioner. In addition, with regard to surplus notes outstanding through January 16, 1996, subsequent to December 31, 1994 interest payments required

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

16. SURPLUS NOTES AND NOTES RECEIVABLE (PAYABLE) (CONTINUED):
the consent of the Delaware Insurance Commissioner. Payment of principal and interest on the notes issued in 1995 and in 1997 also requires the consents of the Delaware Insurance Commissioner and Canadian Office of the Superintendent of Financial Institutions.

The Company obtained the required consents and expensed $42,481,000, $23,061,000 and $31,813,000 for interest on surplus notes and notes payable for the years ended December 31, 1997, 1996 and 1995, respectively.

17. MANAGEMENT AND SERVICE CONTRACTS:
The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $15,997,000 in 1997, $20,192,000 in 1996, and $20,293,000 in 1995.

18. RISK-BASED CAPITAL:
Effective December 31, 1993 the NAIC adopted risk-based capital requirements for life insurance companies. The risk-based capital requirements provide a method for measuring the minimum acceptable amount of adjusted capital that a life insurer should have, as determined under statutory accounting practices, taking into account the risk characteristics of its investments and products. The Company has met the minimum risk-based capital requirements at December 31, 1997 and 1996.

19. ACCOUNTING POLICIES AND PRINCIPLES:
The financial statements of the Company have been prepared on the basis of statutory accounting practices which, prior to 1996, were considered by the insurance industry and the accounting profession to be in accordance with GAAP for mutual life insurance companies. The primary differences between statutory accounting practices and GAAP are described as follows. Under statutory accounting practices, financial statements are not consolidated and investments in subsidiaries are shown at net equity value. Accordingly, the assets, liabilities and results of operations of the Company's subsidiaries are not consolidated with the assets, liabilities and results of operations, respectively, of the Company. Changes in net equity value of the common stock of the Company's United States life insurance subsidiaries are directly reflected in the Company's surplus. Changes in the net equity value of the common stock of all other subsidiaries are directly reflected in the Company's Asset Valuation Reserve. Dividends paid by subsidiaries to the Company are included in the Company's net investment income.

Other differences between statutory accounting practices and GAAP include the following: statutory accounting practices do not recognize the following assets or liabilities which are reflected under GAAP - deferred policy acquisition costs, deferred federal income taxes and statutory non-admitted assets. Asset Valuation Reserves and Interest Maintenance Reserves are established under statutory accounting practices but not under GAAP. Methods for calculating real estate depreciation and investment valuation allowances differ under statutory accounting practices and GAAP. Actuarial assumptions and reserving methods differ under statutory accounting practices and GAAP. Premiums for universal life and investment type products are recognized as income for statutory purposes and as deposits to policyholders' accounts for GAAP.

Because the Company's management uses financial information prepared in conformity with accounting principles generally accepted in Canada in the normal course of business, the management of Sun Life Assurance Company of Canada (U.S.) has determined that the cost of complying with Statement No. 120 "Accounting and Reporting by Mutual Insurance Enterprises and by Insurance Enterprises for Certain Long

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

19. ACCOUNTING POLICIES AND PRINCIPLES (CONTINUED):
Duration Participating Contracts" exceed the benefits that the Company, or the users of its financial statements, would experience. Consequently, the Company has elected not to apply such standards in the preparation of these financial statements.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

We have audited the accompanying statutory statements of admitted assets, liabilities, and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) as of December 31, 1997 and 1996, and the related statutory statements of operations, changes in capital stock and surplus, and cash flow for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the admitted assets, liabilities, and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) as of December 31, 1997 and 1996, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1997 on the basis of accounting described in Notes 1 and 19.

However, because of the effects of the matter discussed in the second preceding paragraph, in our opinion, the financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of Sun Life Assurance Company of Canada (U.S.) as of December 31, 1997 and 1996 or the results of its operations or its cash flow for each of the three years in the period ended December 31, 1997.

As management has stated in Note 19, because the Company's management uses financial information prepared in accordance with accounting principles generally accepted in Canada in the normal course of business, the management of Sun Life Assurance Company of Canada (U.S.) has determined that the cost of complying with Statement No. 120 would exceed the benefits that the Company, or the users of its financial statements, would experience. Consequently, the Company has elected not to apply such standards in the preparation of these financial statements.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 5, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    No events have occurred which are required to be reported by Item 304 of Regulation S-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The directors and principal officers of the Company are listed below, together with information as to their ages, dates of election and principal business occupations during the last five years (if other than their present business occupations). Except as otherwise indicated, the directors and officers of the Company who are associated with Sun Life Assurance Company of Canada and/or its subsidiaries have been associated with Sun Life Assurance Company of Canada for more than five years either in the position shown or in other positions.

JOHN D. MCNEIL, 64, Chairman and Director (1982*)
150 King Street West
Toronto, Ontario, Canada M5H 1J9

    He is Chairman and a Director of Sun Life Assurance Company of Canada and Sun Life Insurance and Annuity Company of New York; a Director of Massachusetts Financial Services Company; Chairman and a Trustee of MFS/Sun Life Series Trust; Chairman and a Member of the Boards of Managers of Money Market Variable Account, High Yield Variable Account, Capital Appreciation Variable Account, Government Securities Variable Account, World Governments Variable Account, Total Return Variable Account and Managed Sectors Variable Account; and a Director of Shell (Canada) Limited and Canadian Pacific, Ltd.

DONALD A. STEWART, 51, President and Director (1996*)
150 King Street West
Toronto, Ontario, Canada M5H 1J9

    He is President and a Director of Sun Life Assurance Company of Canada and Sun Life Insurance and Annuity Company of New York; and a Director of Massachusetts Financial Services Company, Massachusetts Casualty Insurance Company and Sun Life Financial Services Limited.

DAVID D. HORN, 56, Director (1985*)
56 Pinckney Street
Boston, Massachusetts 02114

    He was formerly Senior Vice President and General Manager for the United States of Sun Life Assurance Company of Canada, retiring in November, 1997. He is a Director of Sun Life Insurance and Annuity Company of New York; a Trustee of MFS/Sun Life Series Trust; and a Member of the Boards of Managers of Money Market Variable Account, High Yield Variable Account, Capital Appreciation Variable Account, Government Securities Variable Account, World Governments Variable Account, Total Return Variable Account and Managed Sectors Variable Account.

ANGUS A. MACNAUGHTON, 66, Director (1985*)
Metro Tower, Suite 1170,
950 Tower Lane
Foster City, California 94404

    He is president of Genstar Investment Corporation and a Director of Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity Company of New York, Canadian Pacific, Ltd., Varian Associates, Inc., Diversified Collection Services, Inc., San Francisco Opera, and Barrick Gold Corporation.

JOHN S. LANE, 63, Director (1991*)
150 King St.
Toronto, Ontario, Canada M5H 1J9

    He is Senior Vice President, Investments of Sun Life Assurance Company of Canada; and a Director of Sun Life Insurance and Annuity Company of New York.

------------------------
* Year Elected Director

RICHARD B. BAILEY, 71, Director (1983*)
500 Boylston Street
Boston, Massachusetts 02116

    He is a Director of Sun Life Insurance and Annuity Company of New York and a Director/Trustee of certain Funds in the MFS Family of Funds.

A. KEITH BRODKIN, 62, Director (1990*)

    He is former Chairman and Director of Massachusetts Financial Services Company; a former Director of Sun Life Insurance and Annuity Company of New York; and a Director/Trustee and/or Officer of certain Funds in the MFS Family of Funds. Mr. Brodkin passed away on February 2, 1998.

M. COLYER CRUM, 65, Director (1986*)
104 West Cliff Street
Weston, MA 02193

    He is Professor Emeritus of the Harvard Business School; and a Director of Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity Company of New York, Cambridge Bancorp, Cambridge Trust, Merrill Lynch Ready Assets Trust, Merrill Lynch Global Resources Trust, Merrill Lynch Basic Value Fund, Inc., Merrill Lynch Special Value Fund, Inc., Merrill Lynch Capital Fund, Inc., Merrill Lynch U.S.A. Government Reserves, Merrill Lynch U.S. Treasury Money Fund, MuniVest Florida Fund, MuniYield Michigan Insured Fund, Inc., MuniVest New Jersey Fund, Inc., MuniYield Florida Insured Fund, MuniYield Michigan Insured Fund, Inc., MuniYield New Jersey Insured Fund, Inc., MuniYield Pennsylvania Fund and Phaeton International N.V. Prior to July, 1996, he was a Professor at the Harvard Business School.

S. CAESAR RABOY, 61, Senior Vice President and Deputy General Manager and Director (1996*)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

    He is Senior Vice President and Deputy General Manager for the United States of Sun Life Assurance Company of Canada; Senior Vice President and a Director of Sun Life Insurance and Annuity Company of New York; Vice President and a Director of Sun Life Financial Services Limited, and a Director of Sun Life of Canada (U.S.) Distributors, Inc. and Clarendon Insurance Agency, Inc.

ROBERT A. BONNER, 53, Vice President, Individual Insurance (1986)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

    He is Vice President, Individual Insurance for the United States of Sun Life Assurance Company of Canada.

C. JAMES PRIEUR, 46, Senior Vice President, General Manager and Director (1998*) One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

    He is Senior Vice President and General Manager for the United States of Sun Life Assurance Company of Canada; Senior Vice President and Director of Sun Life Insurance and Annuity Company of New York; Chairman and Director of Sun Life of Canada (U.S.) Distributors, Inc. and Sun Capital Advisers, Inc.; President and Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Assurance Company of Canada-U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc., Sun Canada Financial Co., Sun Life of Canada (U.S.) SPE 97-1, Inc. and Sun Benefit Services Company, a Director of Clarendon Insurance Agency, Inc. and Massachusetts Casualty Insurance Company.

------------------------
* Year Elected Director

L. BROCK THOMSON, 56, Vice President and Treasurer (1974)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

    He is Vice President, Portfolio Management for the United States of Sun Life Assurance Company of Canada; Vice President and Treasurer of Sun Life of Canada (U.S.) Distributors, Inc., Sun Benefit Services Company, Inc. and Sun Life Insurance and Annuity Company of New York; and Assistant Treasurer of Massachusetts Casualty Insurance Company.

ROBERT P. VROLYK, 44, Vice President and Actuary (1986)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

    He is Vice President, Finance for the United States of Sun Life Assurance Company of Canada; Vice President, Controller and Actuary of Sun Life Insurance and Annuity Company of New York; Vice President and Director of Sun Life of Canada (U.S.) Holdings, Inc.; Sun Canada Financial Co., Sun Life of Canada (U.S.) Distributors, Inc., Sun Life of Canada (U.S.) Financial Services Holdings Inc., Sun Life Assurance Company of Canada-U.S. Operations Holdings, Inc., Sun Capital Advisers, Inc., Sun Life of Canada (U.S.) SPE 97-1, Inc., and a Director of Massachusetts Casualty Insurance Company, Clarendon Insurance Agency, Inc. and Sun Benefit Services Company, Inc.

MARGARET SEARS MEAD, 47, Assistant Vice President and Secretary (1996) One Sun Life Executive Park
Wellesley Hills, Massachusetts 02181

    She is Assistant Vice President and Counsel for the United States of Sun Life Assurance Company of Canada; and Assistant Vice President and Secretary of Sun Life Insurance and Annuity Company of New York and Secretary of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Distributors, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc., Sun Life Assurance Company of Canada-U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) SPE 97-1, Inc., Sun Canada Financial Co. and Sun Capital Advisers, Inc.

    The directors, officers and employees of the Company are covered under a commercial blanket bond and a liability policy. The directors, officers and employees of Massachusetts Financial Services Company and Clarendon Insurance Agency, Inc. are covered under a fidelity bond and errors and omissions policy.

ITEM 11.  EXECUTIVE COMPENSATION

    Some of the executive officers of the Company also serve as officers of Sun Life Assurance Company of Canada and receive no compensation directly from the Company. Allocations have been made as to such officers' time devoted to duties as executive officers of the Company and its subsidiaries. The allocated cash compensation of all executive officers of the Company as a group for services rendered in all capacities to the Company and its subsidiaries during 1997 totalled $824,000.

                                                                     ALLOCATED COMPENSATION
                                                                ---------------------------------  OTHER ALLOCATED
NAME/POSITION                                                     YEAR       SALARY      BONUS       COMPENSATION
--------------------------------------------------------------  ---------  ----------  ----------  ----------------
*John D. McNeil                                                      1997  $   53,465  $   40,030
Chairman                                                             1996  $   55,205  $   49,859
                                                                     1995  $   76,854  $   29,344
*David D. Horn                                                       1997  $  123,802  $   45,405    $   2,944(1)
Director                                                             1996  $  172,243  $   59,630
                                                                     1995  $  176,800  $   52,728
*C. James Prieur                                                     1997  $  154,784  $   34,633    $   2,798(2)
Senior Vice President and General Manager                            1996  $   96,609  $   26,889
                                                                     1995  $   95,416  $   36,650
Robert Leach                                                         1997  $  160,000  $   40,800    $   5,138(3)
Vice President, Finance and Product                                  1996  $  146,500  $   35,825
                                                                     1995  $  138,500  $   25,371
David Egel                                                           1997  $  131,000  $   26,200    $   3,000(4)
Assistant Vice President, Pension Sales                              1996  $  114,991  $   26,936
                                                                     1995  $   96,369  $   12,311

Jane Mancini                                                         1997  $  200,000  $  200,000    $     860(5)
President, Sun Life (U.S.) Distributors, Inc.                        1996          --          --           --
                                                                     1995          --          --           --

------------------------
* Allocated compensation.

1. All other compensation for Mr. Horn for the year ended 1997 includes Group Term Life insurance payments and 401K company contributions of $1,355 and $1,589, respectively. Mr. Horn served as Senior Vice President and General Manager for the United States until his retirement in November 1997.

2. All other compensation for Mr. Prieur for the year ended 1997 includes Group Term Life insurance payments and 401K company contributions of $500 and $2,298, respectively.

3. All other compensation for Mr. Leach for the year ended 1997 includes Group Term Life insurance payments and 401K company contributions of $388 and $4,750, respectively.

4. All other compensation for Mr. Egel for the year ended 1997 includes Group Term Life insurance payments and 401K company contributions of $843 and $2,157, respectively.

5. All other compensation for Ms. Mancini for the year ended 1997 includes Group Term Life insurance payments and 401K company contributions of $178 and $682, respectively.

    Directors of the Company who are also officers of Sun Life Assurance Company of Canada or its affiliates receive no compensation in addition to their compensation as officers of Sun Life Assurance Company of Canada or its affiliates. Messrs. Bailey, Crum and MacNaughton received compensation in the amount of $5,000 per year, plus $800 for each meeting attended, plus expenses for the year ended December 31, 1997.

    No shares of the Company are owned by any executive officer or director. The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc., One Sun Life Executive Park, Wellesley Hills, Massachusetts 02181, which is in turn a wholly-owned subsidiary of Sun Life Assurance Company of Canada-U.S. Operations Holdings, Inc., a wholly-owned subsidiary of Sun Life Assurance Company of Canada.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This item is not applicable since the Company is wholly-owned by Sun Life Assurance Company of Canada.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  REINSURANCE

    See discussion of Reinsurance in Item 1.

  SERVICE CONTRACT

    The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost reimbursement basis. Expenses under this agreement amounted to approximately $15,997,000 in 1997.

  LEASES

    The Company leases office space to SLOC under lease agreements with terms expiring in September, 1999 and options to extend the terms for each of thirteen successive five year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for 1997 amounted to approximately $7,581,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1)  Financial statements (set forth in Item 8):

       -- Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus as of December 31, 1997 and December 31, 1996.

       -- Statutory Statements of Operations for each of the three years ended
         December 31, 1997, December 31, 1996 and December 31, 1995.

       -- Statutory Statements of Capital Stock and Surplus for each of the three years ended December 31, 1997, December 31, 1996 and December 31, 1995.

       -- Statutory Statements of Cash Flows for each of the three years ended
         December 31, 1997, December 31, 1996 and December 31, 1995.

       -- Notes to Financial Statements.

       -- Independent Auditors' Report.

(a) (2) Financial statement schedules (set forth below):

       -- Schedule I--Summary of Investments, Other than Investments in Related
         Parties.

       -- Schedule VI--Reinsurance.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                                   SCHEDULE I

       SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                                                       AMOUNT AT WHICH SHOWN IN
                   TYPE OF INVESTMENT                         COST         VALUE          THE BALANCE SHEET*
--------------------------------------------------------  ------------  ------------  --------------------------
Fixed maturities:
    Bonds:
    United States government and government agencies and
     authorities                                          $    126,923  $    132,452        $      126,923
States, municipalities and political subdivisions               22,361        24,456                22,361
Public utilities                                               398,939       434,186               398,939
Transportation                                                 214,130       235,740               214,130
Finance                                                        157,891       163,656               157,891
All other corporate bonds                                      990,455     1,037,677               990,455
                                                          ------------  ------------           -----------
    Total fixed maturities                                   1,910,699     2,028,167             1,910,699
                                                          ------------  ------------           -----------
Mortgage loans on real estate                                  684,035            --               684,035
Real estate                                                     81,634            --                78,426*
Real estate acquired in satisfaction of debt                    22,884            --                22,475*
Other invested assets                                           55,716            --                55,716
Policy loans                                                    40,348            --                40,348
Short-term investments                                         431,032            --               431,032
                                                          ------------  ------------           -----------
    Total investments                                     $  3,226,348  $  2,028,167        $    3,222,731
                                                          ------------  ------------           -----------
                                                          ------------  ------------           -----------

------------------------
*Net of provision for unrealized losses of $3,617

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                                  SCHEDULE VI
                                  REINSURANCE

                                                                                                     % AMOUNT
                                                                                                      ASSUMED
                                                  CEDED TO OTHER     ASSUMED FROM                     TO NET
                                       DIRECT        COMPANIES      OTHER COMPANIES    NET AMOUNT     AMOUNT
                                    ------------  ---------------  -----------------  ------------  -----------
LIFE INSURANCE IN-FORCE (IN 000'S)
December 31, 1997                   $  1,197,181   $   5,690,525    $    10,781,852   $  6,288,508       171.5%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1996                   $  1,225,073   $   6,146,096    $    11,400,640   $  6,479,617       175.9%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1995                   $  1,290,739   $   6,593,699    $    12,011,507   $  6,708,547       179.0%
                                    ------------  ---------------  -----------------  ------------       -----

LIFE INSURANCE PREMIUMS (IN 000'S)
December 31, 1997                   $      5,823   $      13,180    $       210,101   $    202,744       103.6%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1996                   $      5,686   $      12,054    $       214,099   $    207,731       103.1%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1995                   $      6,051   $      10,258    $       217,449   $    213,242       102.0%
                                    ------------  ---------------  -----------------  ------------       -----

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

    We have audited the statutory statements of admitted assets, liabilities, and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) (wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.) as of December 31, 1997 and 1996, and the related statutory statements of operations, changes in capital stock and surplus and cash flow for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 5, 1998 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a)2 in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information therein set forth.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 5, 1998

(A) 3 AND (C). EXHIBITS:

    The following Exhibits are incorporated herein by reference unless otherwise indicated:

 EXHIBIT NO.
-------------
          3    Certificate of incorporation and by-laws (filed as Exhibit 6 to the Registration Statement on Form
               N-4 (Reg. No. 333-37907, filed October 14, 1997).
          4    Combination Fixed/Variable Group Annuity Contracts and Certificates (filed as Exhibit 4 to the
               Registration Statement on Form N-4 (Reg. No. 333-37907); as Exhibit 4 to Amendment No. 2 to
               Registration Statement on Form S-1 (Reg. No. 2-99959); as Exhibit 4 to Pre-Effective Amendment No. 2
               to the Registration Statement on Form S-2 (Reg. No. 33-29851); as Exhibit 4 to the Registration
               Statement on Form S-2 (Reg. No. 33-43008); as Exhibit 4 to Post-Effective Amendment No. 3 to the
               Registration Statement on Form S-2 (Reg. No. 33-43008); and as Exhibit 4 to Pre-Effective Amendment
               No. 1 to the Registration Statement on Form N-4 (Reg. No. 333-05227).)
         21    Subsidiaries of the Company (filed herewith).
         24    Powers of attorney (filed herewith).
         27    Financial Data Schedule (filed herewith).

(B) REPORTS OF FORM 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

    The Company filed a report on Form 8-K on January 8, 1998 describing in Item 2 (Acquisition or Disposition of Assets) the transfer in the form of a dividend of its subsidiary, Massachusetts Financial Services Company to its parent Life Holdco. The report included pro forma financial information.

(D) NO ADDITIONAL FINANCIAL STATEMENTS ARE REQUIRED TO BE FILED.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Sun Life Assurance Company of Canada (U.S.), has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sun Life Asssurance Company of Canada (U.S.)
                                    (Registrant)

                                    By:*        /s/ John D. McNeil
                                         -----------------------------------
                                                  John D. McNeil
                                                     CHAIRMAN

                                    Date:    March 27, 1998
                                         -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


       */s/ John D. McNeil           Chairman and Director
---------------------------------     (Principal Executive      March 27, 1998
          John D. McNeil              Officer)


       */s/ Robert P Vrolyk          Vice President and Actuary
---------------------------------     (Principal Financial &
          Robert P Vrolyk             Accounting Officer)


       */s/ Richard B. Bailey
---------------------------------     Director                  March 27, 1998
          Richard B. Bailey



---------------------------------     Director
          A. Keith Brodkin



---------------------------------     Director
          David D. Horn


       */s/ C. James Prieur           Senior Vice President and
---------------------------------     General Manager and       March 27, 1998
          C. James Prieur             Director


---------
* By Margaret Sears Mead pursuant to Power of Attorney filed herewith.

       */s/ John S. Lane
---------------------------------     Director                  March 27, 1998
          John S. Lane


       */s/ Angus A. MacNaughton
---------------------------------     Director                  March 27, 1998
          Angus A. MacNaughton


       */s/ Donald A. Stewart
---------------------------------     President and Director    March 27, 1998
          Donald A. Stewart


       */s/ M. Colyer Crum
---------------------------------     Director                  March 27, 1998
          M. Colyer Crum


       */s/ S. Caesar Raboy           Senior Vice President and
---------------------------------     Deputy General Manager    March 27, 1998
          S. Caesar Raboy             and Director


---------
* By Margaret Sears Mead pursuant to Power of Attorney filed herewith.