Form 10-K/A
period 1997-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 1998-03-31
CIK 745544

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

ASSET/LIABILITY MANAGEMENT AND INFORMATION ABOUT MARKET RISK

    The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties.

    Assets within the general account are segmented by product or groups of products. This allows the Company to better manage assets relative to liabilities. Asset management for each segment is conducted within the context of an investment policy, reviewed each quarter with business unit managers to ensure that investment policy remains appropriate, taking into account a segment's liability characteristics. The review of investment policy includes cash flow estimates, liquidity requirements and targets for asset mix, duration and quality.

    Market risks associated with investment portfolios supporting products that are funded by separate accounts where results are not guaranteed and where the policyholder assumes the risks are not included in this discussion.

    All of the Company's assets are held for other than trading purposes and generally fixed interest rate liabilities are supported by well diversified portfolios of fixed interest investments including publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasuries, corporates, money market instruments, Mortgage Backed Securities and Asset Backed Securities. Credit risk is managed by the Company's underwriting standards which have resulted in high average quality portfolios. For example, the Company does not purchase below investment grade securities. Also, as a result of investment policy, there is no foreign currency, commodity or equity price risk exposure in the portfolios. However, changes in the level of domestic interest rates will impact the market value of fixed interest assets and liabilities. The management of interest rate risk exposure and immunization strategies are discussed below.

    Immunization strategies which minimize the loss from wide fluctuations in interest rates are pursued in segments where the bulk of the liabilities arise from the sale of products containing interest rate guarantees for certain terms. These strategies are supported by investment and asset liability analytical software acquired from outside vendors. The significant features of the immunization framework include: an economic or market value basis for both assets and liabilities; an option pricing methodology; the use of effective duration and convexity to measure price sensitivity; the use of key rate durations (KRDs) to capture interest rate exposure to different parts of the yield curve and manage non-parallel curve movements; and active portfolio management, including the use of derivatives (e.g., interest rate swaps) for portfolio restructuring.

    An Interest Rate Risk Committee meets monthly and after reviewing the duration reports for various portfolios, market conditions and forecasts, the committee develops asset management strategies for interest sensitive portfolios. These strategies may involve managing assets to small intentional mismatches, either at the total effective duration level or at certain KRDs but, in any event, the overall duration gap between interest sensitive assets and liabilities is managed within a tolerance range of +/- 0.25 effective duration.

    The estimates presented here are from computer model simulations which, because they are predictions about the future, contain a certain degree of uncertainty. For example, there are algorithms for assumptions about policyholder behavior and asset cash flows and consequently estimates of duration and market values which may or may not represent what actually will occur. Also there is no provision in the estimates to incorporate any management decisions which might be taken to mitigate against adverse results. The Company is sufficiently comfortable with its interest rate risk management process to feel the exposure to interest rate changes will not materially affect the near-term financial position, results of operations or cash flows of the Company.

    The Company's fixed interest investments had an aggregate fair value at December 31, 1997 of $3,276,174,000. Certain of the Company's general account liabilities of $3,682,582,000 are categorized as financial instruments. The portion of the liabilities so categorized had a carrying value of $1,958,229,000 and a fair value of $1,985,106,000 at December 31, 1997. Using its modeling and analytical software the Company performed sensitivity analysis of its financial instruments at December 31, 1997. Assuming an immediate increase of 100 basis points in interest rates the net hypothetical decrease in the fair value of the Company's assets is estimated to be $108,000,000. A corresponding decrease in the fair value of the liabilities categorized as financial instruments is estimated to be $56,000,000 at December 31, 1997.

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