Form 10-Q
period 1998-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 1998-05-15
CIK 745544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1998    Commission File Number 2-99959
                               --------------                           -------


                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                  Delaware                                  04-2461439
---------------------------------------------        ------------------------
(State or other jurisdiction of incorporation        (IRS Employer I. D. No.)
  or organization)


One Sun Life Executive Park,             Wellesley Hills, MA.           02181
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code     (781) 237-6030
                                                       --------------

                                      NONE
--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1) Yes  |X|  No |_|
      (2) Yes  |X|  No |_|


Registrant has no voting stock outstanding held by non-affiliates.

Registrant has 5,900 shares of common stock outstanding on May 14, 1998, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)


                                      INDEX





                                                                          Page
PART I:   Financial Information                                          Number
          ---------------------                                          ------
      Item 1: Financial Statements:*

                  Balance Sheets -
                    March 31, 1998 and December 31, 1997                    3

                  Statements of Operations -
                    Three Months Ended
                    March 31, 1998 and March 31, 1997                       4

                  Statements of Capital Stock and Surplus -
                    Three Months Ended
                    March 31, 1998 and March 31, 1997                       5

                  Statements of Cash Flows -
                    Three Months Ended
                    March 31, 1998 and March 31, 1997                       6

                  Notes to Unaudited Financial Statements                   7

      Item 2: Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9

      Item 3. Quantitative and Qualitative Disclosures About Market Risk   12


Part II:  Other Information

      Item 4: Submission of Matters to a Vote of Security Holders          13

      Item 6: Exhibits and Reports on Form 8-K                             14




*The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date. All other statements are unaudited.

ITEM 1: FINANCIAL STATEMENTS

                   Sun Life Assurance Company of Canada (U.S.)
                           (Wholly-owned subsidiary of
                    Sun Life of Canada (U.S.) Holdings, Inc.)

            Statutory Statements of Admitted Assets, Liabilities and
                            Capital Stock and Surplus
(in 000's)

                                                                         March 31,     December 31,
                                                                           1998            1997
                                                                       ------------    ------------
Admitted assets

Bonds                                                                  $  2,036,126    $  1,910,699
Common stocks                                                               121,270         117,229
Mortgage loans on real estate                                               613,685         684,035
Properties acquired in satisfaction of debt                                  21,734          22,475
Investment real estate                                                       78,090          78,426
Policy loans                                                                 41,354          40,348
Cash & short-term investments                                               336,634         544,418
Other invested assets                                                        54,723          55,716
Life insurance premiums and annuity considerations due & uncollected          8,944           9,203
Investment income due and accrued                                            41,363          39,279
Receivable from parent, subsidiaries and affiliates                               0          28,825
Funds withheld on reinsurance assumed                                     1,013,930         982,653
Other assets                                                                  1,759           1,841
                                                                       ------------    ------------

General account assets                                                    4,369,612       4,515,147

Separate account assets
 Unitized                                                                10,471,722       9,068,021
 Non-unitized                                                             2,247,644       2,343,877
                                                                       ------------    ------------

      Total admitted assets                                            $ 17,088,978    $ 15,927,045
                                                                       ============    ============

Liabilities

Aggregate reserve for life policies and contracts                      $  2,217,312    $  2,188,243
Supplementary contracts                                                       2,315           2,247
Policy and contract claims                                                    3,107           2,460
Provision for policyholders' dividends and coupons payable                   34,000          32,500
Liability for premium and other deposit funds                             1,333,484       1,450,705
Surrender values on cancelled policies                                          151             215
Interest maintenance reserve                                                 34,368          33,830
Commissions to agents due or accrued                                          4,125           2,826
General expenses due or accrued                                               3,617           7,202
Transfers from Separate Accounts due or accrued                            (307,222)       (284,078)
Taxes, licenses and fees due or accrued, excluding FIT                          119             105
Federal income taxes due or accrued                                          60,297          58,073
Unearned investment income                                                       23              34
Amounts withheld or retained by company as agent or trustee                     360              47
Remittances and items not allocated                                           1,672           1,363
Borrowed money                                                                    0         110,142
Asset valuation reserve                                                      46,870          47,605
Payable to parent, subsidiaries, and affiliates                              26,988               0
Payable for securities                                                       44,432          27,104
Other liabilities                                                            14,530           1,959
                                                                       ------------    ------------

General account liabilities                                               3,520,548       3,682,582

Separate account liabilities
 Unitized                                                                10,471,542       9,067,891
 Non-unitized                                                             2,247,644       2,343,877
                                                                       ------------    ------------

    Total liabilities                                                    16,239,734      15,094,350
                                                                       ------------    ------------

Common capital stock                                                          5,900           5,900
                                                                       ------------    ------------

Surplus notes                                                               565,000         565,000
Gross paid in and contributed surplus                                       199,355         199,355
Unassigned funds                                                             78,989          62,440
                                                                       ------------    ------------
Surplus                                                                     843,344         826,795
                                                                       ------------    ------------
 Total common capital stock and surplus                                     849,244         832,695
                                                                       ------------    ------------

      Total liabilities, capital stock and surplus                     $ 17,088,978    $ 15,927,045
                                                                       ============    ============

             See notes to unaudited statutory financial statements.

                   Sun Life Assurance Company of Canada (U.S.)
                           (Wholly-owned subsidiary of
                    Sun Life of Canada (U.S.) Holdings, Inc.)

                       Statutory Statements of Operations

(in 000's)

                                                                                       Three Months Ended March 31,
Income                                                                                        1998         1997
                                                                                         ---------    ---------

Premiums and annuity considerations                                                      $  63,769    $  59,954
Deposit-type funds                                                                         475,605      554,524
Considerations for supplementary contracts
   without life contingencies and dividend accumulations                                       298          368
Net investment income                                                                       49,603       71,984
Amortization of interest maintenance reserve                                                   571           92
Net gain from operations from Separate Accounts Statement                                        1            0
Other income                                                                                26,002       21,877
                                                                                         ---------    ---------

Total                                                                                      615,849      708,799
                                                                                         ---------    ---------

Benefits and expenses

Death benefits                                                                               7,943        2,512
Annuity benefits                                                                            35,038       34,869
Surrender benefits and other fund withdrawals                                              457,081      404,816
Interest on policy or contract funds                                                            67           43
Payments on supplementary contracts
   without life contingencies and of dividend accumulations                                    252          204
Increase in aggregate reserves for life and accident and health policies and contracts      29,070       29,961
Decrease in liability for premium and other deposit funds                                 (117,221)     (89,927)
Increase in reserve for supplementary contracts
   without life contingencies and for dividend and coupon accumulations                         68          189
                                                                                         ---------    ---------

Total                                                                                      412,298      382,667

Commissions on premiums and annuity considerations (direct business only)                   29,778       34,008
Commissions and expense allowances on reinsurance assumed                                    4,242        4,042
General insurance expenses                                                                  12,014        8,804
Insurance taxes, licenses and fees, excluding federal income taxes                           2,153        2,178
Decrease in loading on and cost of collection in excess of loading
  on deferred and uncollected premiums                                                         (50)         (78)
Net transfers to Separate Accounts                                                         123,394      234,725
                                                                                         ---------    ---------

Total                                                                                      583,829      666,346
                                                                                         ---------    ---------

Net gain from operations before dividends to policyholders and FIT                          32,020       42,453
Dividends to policyholders                                                                   9,790        6,623
                                                                                         ---------    ---------

Net gain from operations after dividends to policyholders and before FIT                    22,230       35,830
Federal income tax expense (benefit) (excluding tax on capital gains)                        8,119         (405)
                                                                                         ---------    ---------

Net gain from operations after dividends to policyholders and FIT
  and before realized capital gains                                                         14,111       36,235
Net realized capital gains less capital gains tax and transferred to the IMR                   814          240
                                                                                         ---------    ---------

Net income                                                                               $  14,925    $  36,475
                                                                                         =========    =========

             See notes to unaudited statutory financial statements.

                   Sun Life Assurance Company of Canada (U.S.)
                           (Wholly-owned subsidiary of
                    Sun Life of Canada (U.S.) Holdings, Inc.)

          Statutory Statements of Changes in Capital Stock and Surplus

(in 000's)

                                                        Three Months Ended March 31,
                                                             1998        1997
                                                          ---------   ---------

Capital and surplus, Beginning of period                  $ 832,695   $ 567,143
                                                          ---------   ---------

Net income                                                   14,925      36,475

Change in net unrealized capital gains                          396      (1,641)

Change in non-admitted assets and related items                 447         (45)

Change in asset valuation reserve                               733      (1,441)

Other changes in surplus in Separate Accounts Statement          48           1
                                                          ---------   ---------

Net change in capital and surplus for the period             16,549      33,349
                                                          ---------   ---------

Capital and surplus, End of period                        $ 849,244   $ 600,492
                                                          =========   =========

             See notes to unaudited statutory financial statements.

                   Sun Life Assurance Company of Canada (U.S.)
                           (Wholly-owned subsidiary of
                    Sun Life of Canada (U.S.) Holdings, Inc.)

                        Statutory Statements of Cash Flow

(in 000's)                                                               Three Months Ended March 31,
                                                                               1998         1997
                                                                            ---------    ---------

Cash Provided

Premiums, annuity considerations and deposit funds received                 $ 539,684    $ 615,473
Considerations for supplementary contracts and dividend
   accumulations received                                                         298          368
Net investment income received                                                 60,680       86,051
Other income received                                                          28,973       21,878
                                                                            ---------    ---------

Total receipts                                                                629,635      723,770
                                                                            ---------    ---------

Benefits paid (other than dividends)                                          499,732      440,922
Insurance expenses and taxes paid (other than federal income and
   capital gains taxes)                                                        49,495       44,931
Net cash transfers to Separate Accounts                                       146,539      258,041
Dividends paid to policyholders                                                 8,290        6,623
Federal income tax (recoveries) payments (excluding tax on capital gains)       4,098       (1,937)
Other - net                                                                        67           44
                                                                            ---------    ---------

Total payments                                                                708,221      748,624
                                                                            ---------    ---------

Net cash from operations                                                      (78,586)     (24,854)
                                                                            ---------    ---------

Proceeds from long-term investments sold, matured or repaid
 (after deducting taxes on capital gains of $1,797 for 1997,
  $92 for 1997)                                                               370,476      257,351
Other cash provided                                                            87,052          900
                                                                            ---------    ---------

Total cash provided                                                           457,528      258,251
                                                                            ---------    ---------

Cash Applied

Cost of long-term investments acquired                                        428,604      121,423
Other cash applied                                                            158,122       50,338
                                                                            ---------    ---------

Total cash applied                                                            586,726      171,761
                                                                            ---------    ---------

Net change in cash and short-term investments                                (207,784)      61,636

Cash and short-term investments:

Beginning of period                                                           544,418       90,059
                                                                            ---------    ---------

End of period                                                               $ 336,634    $ 151,695
                                                                            =========    =========

             See notes to unaudited statutory financial statements.

Notes to Unaudited Financial Statements

(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Company has an agreement with its ultimate parent, Sun Life Assurance Company of Canada ("SLOC") which provides that SLOC will furnish, as requested , personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $4,284,000 and $3,163,000 for the three month period in 1998 and in 1997.

(3) Investments in Subsidiaries

The following is combined unaudited summarized financial information of the subsidiaries as of March 31, 1998 and 1997 and for the three months then ended:




(000's)                                               1998                 1997
Intangible assets                              $         0          $     9,711
Other assets                                     1,250,119            1,429,635
Liabilities                                     (1,128,842)          (1,294,034)
                                               -----------          -----------

Total net assets                                   121,277              145,312
                                               ===========          ===========


Total revenue                                       62,467              207,550
Operating expenses                                 (59,936)            (186,875)
Income tax expense                                  (1,065)              (9,559)
                                               -----------          -----------

Net income                                     $     1,466          $    11,116
                                               ===========          ===========


                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

In determining the equity in income of subsidiaries for the periods, the Company has excluded expenses of approximately $1,105,000 in 1998 and $7,457,000 in 1997, representing payables to the Company in lieu of federal income taxes.

(4) Investment Income

Net investment income consisted of:



                                                             Three Months Ended
  (000's)                                                        March 31,
                                                               1998        1997
                                                            --------    --------
Interest income from bonds                                    46,523      42,815

Income from investment in common stocks of
affiliates                                                         0      11,601

Interest income from mortgage loans                           14,380      21,319

Real estate investment income                                  3,967       2,844

Interest income from policy loans                                534         625

Other                                                           (191)        442
                                                            --------    --------

Gross investment income                                       65,213      79,646

Interest on surplus notes and borrowed money                  12,454       5,426

Investment expenses                                            3,156       2,236
                                                            --------    --------

                                                            $ 49,603    $ 71,984
                                                            ========    ========


ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
March 31, 1998

Assets

The general account invested assets declined by $149.7 million for the three months ended March 31, 1998 due to maturities of pension and annuity contracts. This trend is expected to continue as current product sales are directed to the unitized and non-unitized separate accounts.

The Company's bond holdings consist of a diversified portfolio of both public and private issues. It is the Company's policy to acquire only investment grade securities and the overall quality of the bond portfolio remains high. At March 31, 1998, 4.7% of the Company's bond holdings were rated below investment grade (i.e. below NAIC rating "1" or "2").

The mortgage loan portfolio of $613.7 million at March 31, 1998 represents 18.6% of cash and invested assets, down from 19.8% at December 31, 1997. The Company underwrites commercial mortgages with a maximum loan to value ratio of 75%. The Company, as a rule, invests in properties that are almost fully leased. The portfolio is diversified by region and type. The level of arrears in the portfolio remains substantially below the industry average. At March 31, 1998, The Company's portfolio did not contain any mortgage loans which were 60 days or more in arrears.

Liabilities

The majority of the Company's liabilities consist of reserves for life insurance and annuity contracts and deposit funds. The liability for premium and other deposits continued to decline due to net maturities of the contracts associated with these liabilities. During the three months ended March 31, 1998 the Company repaid its $110 million short-term note payable to its parent, Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco").

Capital and Surplus

The total capital stock and surplus of the Company at March 31, 1998 was $849.2 million. The Company's management considers its surplus position to be adequate.

On May 6, 1998 the Company paid a dividend of $45 million to Life Holdco.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

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

The Company segments its business internally in order to better manage projected cash inflows and outflows within each segment. Targets for money market holdings are established for each segment, which in the aggregate meet the day to day cash needs of the Company. If greater liquidity is required, government issued bonds, which are highly liquid, are sold to provide necessary funds. Government and publicly traded bonds comprise 56% of the Company's long-term bond holdings.

Management believes that the Company's sources of liquidity are more than adequate to meet its anticipated needs.

Results of Operations
Three months Ended March 31, 1998 and 1997

Net Income

Net income from operations after dividends and before federal income taxes decreased by $13.6 million for the three months ended March 31, 1998 as compared to the same period in 1997. Surplus earnings from the Company's investment in subsidiaries decreased by $11.6 million primarily due to the transfer of the investment in Massachusetts Financial Services Company ("MFS") to the Company's parent via a dividend in December 1997. The 1997 results of operations included dividends from MFS of $11.0 million. Net income associated with the reinsurance agreements with SLOC decreased by $5.2 million in 1998 due to increasing death claims paid on the closed block of business. Prior to reinsurance, earnings from the life line of business remained relatively flat. The remaining earnings increase of approximately $3.2 million is attributed to the Company's retirement products and services lines of business, which markets combination fixed/variable annuities. This increase in earnings reflects profits being generated from the large in-force block of annuity business held in both the general account and the separate accounts. Strong market performance in the separate accounts in 1997 and the first quarter of 1998 generated a significant increase in mortality and expense fees, which are calculated as a percentage of net assets. The net assets held in the unitized separate accounts increased by over 32% at the beginning of 1998 as compared to the same period in 1997. These additional fees cover the increased general expenses associated with growing the business. In addition the decreased sales in 1998 result in lower strain which contributes to the increased earnings.

SUN LIFE INSURANCE COMPANY OF CANADA (U.S.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Income

Total income decreased $92.9 million for the period ended March 31, 1998 as compared to the same period in 1997. Reinsurance had the effect of increasing income by approximately $6.0 million. Deposits from sales of combination fixed/variable annuities decreased by $78.9 million, reflecting the heightened competition of the dollar cost averaging program for annuities. Several other insurance companies offer similar programs to that of the Company's and some offer bonus rates of interest in excess of those offered by the Company. Under the dollar cost averaging program, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is exchanged to the variable portion of the contract in equal periodic installments. Net investment income and amortization of the interest maintenance reserve decreased by $21.9 million due to a decline in general account invested assets, an increase in interest expense from surplus notes and a decrease in the dividends from subsidiaries. General account invested assets decreased by $390.1 million during the calendar year 1997 due to guaranteed interest contract and annuity maturities exceeding fixed annuity sales. The issuance of $250 million of 8.625% surplus notes in December 1997 resulted in a net decrease in invested assets of $140 million for the year. General account invested assets decreased by $149.7 million in the first quarter of 1998 again due to maturities of contracts exceeding fixed annuity sales.

Benefits and Expenses

Benefits and expenses after dividends to policyholders decreased by $79.3 million for the period ended March 31, 1998 as compared to the same period in 1997. Reinsurance had the effect of increasing benefits and expenses by $11.2 million. Death benefits on reinsurance assumed increased by $ 6.0 million in 1998 as compared to 1997 due to a few large claims. Deaths, annuity payments and surrender benefits and other fund withdrawals increased by $57.9 million, reflecting surrenders and withdrawals from mostly separate account contracts for which the surrender charge period has expired. Sales of this particular annuity block of business issued seven years prior totaled over $104 million.. The change in the liability for premium and other deposit funds decreased by $27.3 million, reflecting the increase in surrenders of the contracts described above. Commissions decreased by $4.2 million, reflecting the decrease in total sales of combination fixed/variable annuities. General insurance expenses increased by $3.2 million, reflecting increased staff, rent expense, higher guaranty fund assessments and allocations from SLOC associated with the growth in business . Net transfers to the separate accounts decreased by $111.3 million, reflecting decreased exchange activity out of the general account into the separate accounts due to the maturing block of annuity business as well as the decrease in sales.

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

SUN LIFE INSURANCE COMPANY OF CANADA (U.S.)

ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties.

Assets within the general account are segmented by product or groups of products. This allows the Company to better manage assets relative to liabilities. Asset management for each segment is conducted within the context of any investment policy, reviewed each quarter with business unit managers to ensure that investment policy remains appropriate, taking into account a segment's liability characteristics. The review of investment policy includes cash flow estimates, liquidity requirements and targets for asset mix, duration and quality.

Market risks associated with investment portfolios supporting products that are funded by separate accounts where results are not guaranteed and where the policyholder assumes the risks are not included in this discussion.

All of the Company's assets are held for other than trading purposes and generally fixed interest rate liabilities are supported by well diversified portfolios of fixed interest investments including publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasuries, corporates, money market instruments, Mortgage Backed Securities. Credit risk is managed by the Company's underwriting standards which have resulted in high average quality portfolios. For example, the Company does not purchase below investment grade securities. Also, as a result of investment policy, there is no foreign currency, commodity or equity price risk exposure in the portfolios. However, changes in the level of domestic interest rates will impact the market value of fixed interest assets and liabilities. The management of interest rate risk exposure and immunization strategies are discussed below.

Immunization strategies which minimize the loss from wide fluctuations in interest rates are pursued in segments where the bulk of the liabilities arise from the sale of products containing interest rate guarantees for certain terms. These strategies are supported by investment and asset liability analytical software acquired from outside vendors. The significant features of the immunization framework include: an economic or market value basis for both assets and liabilities; an option pricing methodology; the use of effective duration and convexity to measure price sensitivity; the use of key rate durations (KRDs) to capture interest rate exposure to different parts of the yield curve and manage non-parallel curve movements; and active portfolio management, including the use of derivatives (e.g. interest rate swaps) for portfolio restructuring.

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

ITEM 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK (continued)

The Company's fixed interest investments had an aggregate fair value at March 31, 1998 of $3,113.5 million. A portion of the Company's general account liabilities of $3,520.5 million are categorized as financial instruments. The portion of the liabilities so categorized had a carrying value of $1,842.0 million and a fair value of $1,872.8 million at March 31, 1998. Using modeling and analytical software, the Company performed sensitivity analysis of its financial instruments at March 31, 1998. Assuming an immediate increase of 100 basis points in interest rates the net hypothetical decrease in the fair value of the Company's assets is estimated to be $121.0 million. A corresponding decrease in the fair value of the liabilities categorized as financial instruments is estimated to be $52.0 million at March 31, 1998.

PART II:  OTHER INFORMATION

ITEM 4:
SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held on February 5, 1998.

(b) The following directors of the Company were re-elected unanimously at the annual meeting:

     John D. McNeil
     Donald A. Stewart
     S. Caesar Raboy
     David D. Horn
     Richard B. Bailey
     M. Colyer Crum
     John S. Lane
     Angus A. MacNaughton

    The following director was elected unanimously at the annual meeting:

     C. James Prieur

(c) Not applicable

ITEM 6:
EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.
-----------

27  Financial Data Schedule (filed herewith)


(b) The Company filed a report on Form 8-K on January 8, 1998 describing in Item 2 (Acquisition or Disposition of Assets) the transfer in the form of a dividend of its subsidiary, Massachusetts Financial Services Company to its parent, Sun Life of Canada (U.S.) Holdings, Inc.

    The report included:

    Unaudited Pro Forma Condensed Statutory Statement of Admitted Assets, Liabilities and Capital Stock and Surplus at September 30, 1997.

    Unaudited Pro Forma Condensed Statutory Statement of Operations at December 31, 1996

    Unaudited Pro Forma Condensed Statutory Statement of Operations at September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Sun Life Assurance Company of Canada (U.S.)
                                                    (Registrant)


Date   May 14, 1998                  s/Margaret S. Mead
                                     --------------------------------
                                           Margaret S. Mead
                                           Secretary


Date   May 14, 1998                  s/Robert P. Vrolyk
                                     --------------------------------
                                           Robert P. Vrolyk
                                           Vice President and Actuary
                                           Chief Financial Officer