Form 10-Q
period 1998-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 1998-08-14
CIK 745544

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT 0F 1934


For the Quarterly Period Ended June 30, 1998      Commission File Number 2-99959


                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
               (Exact name of registrant as specified in its charter)


               Delaware                                     04-2461439
(State or other jurisdiction of incorporation          (IRS Employer I.D. No.)
     or organization)


One Sun Life Executive Park,       Wellesley Hills, MA           02481
       (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code          (781) 237-6030


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

      (1) Yes  |X|  No / /
      (2) Yes  |X|  No / /


Registrant has no voting stock outstanding held by non-affiliates.

Registrant has 5,900 shares of common stock outstanding on August 14, 1998, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (WHOLLY-OWNED SUBSIDIARY OF
                     SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                                       INDEX

                                                                  Page
                                                                 Number
                                                                  ------
PART I:   Financial Information

  Item 1: Financial Statements:*

       Balance Sheets -
         June 30, 1998 and December 31, 1997                         3

       Statements of Operations -
         Six Months Ended
         June 30, 1998 and June 30, 1997                             4

       Statements of Operations -
         Three  Months Ended
         June 30, 1998 and June 30, 1997                             5

       Statements of Capital Stock and Surplus -
         Six Months Ended
         June 30, 1998 and June 30, 1997                             6

       Statements of Cash Flows -
         Six Months Ended
          June 30, 1998 and June 30, 1997                            7

       Notes to Unaudited Financial Statements                       8

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                10

  Item 3. Quantitative and Qualitative Disclosures
       About Market Risk                                            14


PART II:  Other Information

  Item 6: Exhibits and Reports on Form 8-K                          16

*The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date. All other statements are unaudited.

ITEM 1: FINANCIAL STATEMENTS

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (WHOLLY-OWNED SUBSIDIARY OF
                   SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

            STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
                           CAPITAL STOCK AND SURPLUS

                                                                                   JUNE 30,    DECEMBER 31,
(IN 000'S)                                                                           1998          1998
                                                                                  -----------  ------------
ADMITTED ASSETS

Bonds                                                                             $ 1,957,581  $ 1,910,699
Common stocks                                                                         119,697      117,229
Mortgage loans on real estate                                                         587,297      684,035
Properties acquired in satisfaction of debt                                            20,338       22,475
Investment real estate                                                                 77,744       78,426
Policy loans                                                                           41,193       40,348
Cash & short-term investments                                                         198,390      544,418
Other invested assets                                                                  60,757       55,716
Life insurance premiums and annuity considerations due & uncollected                    8,240        9,203
Investment income due and accrued                                                      39,882       39,279
Receivable from parent, subsidiaries and affiliates                                         0       28,825
Funds withheld on reinsurance assumed                                               1,046,131      982,653
Other assets                                                                            2,540        1,841
                                                                                  -----------  ------------
General account assets                                                              4,159,790    4,515,147

Separate account assets
  Unitized                                                                         10,877,558    9,068,021
  Non-unitized                                                                      2,148,450    2,343,877
                                                                                  -----------  ------------
    TOTAL ADMITTED ASSETS                                                         $17,185,798  $15,927,045
                                                                                  -----------  ------------
                                                                                  -----------  ------------
LIABILITIES
Aggregate reserve for life policies and contracts                                 $ 2,246,492  $ 2,188,243
Supplementary contracts                                                                 2,234        2,247
Policy and contract claims                                                              3,341        2,460
Provision for policyholders' dividends and coupons payable                             35,500       32,500
Liability for premium and other deposit funds                                       1,169,266    1,450,705
Surrender values on cancelled policies                                                     88          215
Interest maintenance reserve                                                           36,877       33,830
Commissions to agents due or accrued                                                    4,362        2,826
General expenses due or accrued                                                         7,911        7,202
Transfers from Separate Accounts due or accrued                                      (340,547)    (284,078)
Taxes, licenses and fees due or accrued, excluding FIT                                     76          105
Federal income taxes due or accrued                                                    58,642       58,073
Unearned investment income                                                                 27           34
Amounts withheld or retained by company as agent or trustee                               496           47
Remittances and items not allocated                                                     1,686        1,363
Borrowed money                                                                              0      110,142
Asset valuation reserve                                                                46,224       47,605
Payable to parent, subsidiaries, and affiliates                                        31,879            0
Payable for securities                                                                 29,315       27,104
Other liabilities                                                                       8,973        1,959
                                                                                  -----------  ------------
General account liabilities                                                         3,342,842    3,682,582

Separate account liabilities
  Unitized                                                                         10,877,377    9,067,891
  Non-unitized                                                                      2,148,450    2,343,877
                                                                                  -----------  ------------
    TOTAL LIABILITIES                                                              16,368,669   15,094,350
                                                                                  -----------  ------------
Common capital stock                                                                    5,900        5,900
                                                                                  -----------  ------------
Surplus notes                                                                         565,000      565,000
Gross paid in and contributed surplus                                                 199,355      199,355
Unassigned funds                                                                       46,874       62,440
                                                                                  -----------  ------------
Surplus                                                                               811,229      826,795
                                                                                  -----------  ------------
Total common capital stock and surplus                                                817,129      832,695
                                                                                  -----------  ------------
    Total liabilities, capital stock and surplus                                  $17,185,798  $15,927,045
                                                                                  -----------  ------------
                                                                                  -----------  ------------

                  See notes to unaudited financial statements.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (WHOLLY-OWNED SUBSIDIARY OF
                   SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                       STATUTORY STATEMENTS OF OPERATIONS

(IN 000'S)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                     INCOME                                          1998          1997
                                                                                  -----------  ------------
Premiums and annuity considerations                                               $   136,133  $   118,687
Deposit-type funds                                                                    996,025    1,160,500
Considerations for supplementary contracts without life contingencies and
  dividend accumulations                                                                1,144          550
Net investment income                                                                  99,731      141,330
Amortization of interest maintenance reserve                                              923          381
Net gain from operations from Separate Accounts Statement                                   3            0
Other income                                                                           53,379       46,389
                                                                                  -----------  ------------
Total                                                                               1,287,338    1,467,837
                                                                                  -----------  ------------
BENEFITS AND EXPENSES

Death benefits                                                                         15,833        6,370
Annuity benefits                                                                       73,077       70,927
Surrender benefits and other fund withdrawals                                         988,182      893,648
Interest on policy or contract funds                                                      262          155
Payments on supplementary contracts without life contingencies and of dividend
  accumulations                                                                         1,199          451
Increase in aggregate reserves for life and accident and health policies and
  contracts                                                                            58,249       65,687
Decrease in liability for premium and other deposit funds                            (281,439)    (226,178)
Increase (decrease) in reserve for supplementary contracts without life
  contingencies and for dividend and coupon accumulations                                 (14)         145
                                                                                  -----------  ------------
Total                                                                                 855,349      811,205

Commissions on premiums and annuity considerations (direct business only)              66,615       70,987
Commissions and expense allowances on reinsurance assumed                               8,226        8,356
General insurance expenses                                                             29,784       18,883
Insurance taxes, licenses and fees, excluding federal income taxes                      3,730        4,477
Decrease in loading on and cost of collection in excess of loading on deferred
  and uncollected premiums                                                               (233)        (230)
Net transfers to Separate Accounts                                                    257,318      473,070
                                                                                  -----------  ------------
Total                                                                               1,220,789    1,386,748
                                                                                  -----------  ------------
NET GAIN FROM OPERATIONS BEFORE DIVIDENDS TO POLICYHOLDERS AND FIT                     66,549       81,089
Dividends to policyholders                                                             19,908       16,113
                                                                                  -----------  ------------
NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND BEFORE FIT               46,641       64,976
Federal income tax expense (excluding tax on capital gains)                            14,554        5,360
                                                                                  -----------  ------------
NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND FIT AND BEFORE
  REALIZED CAPITAL GAINS                                                               32,087       59,616
                                                                                  -----------  ------------
Net realized capital gains less capital gains tax and transferred to the IMR            3,115        2,019
                                                                                  -----------  ------------
NET INCOME                                                                        $    35,202  $    61,635
                                                                                  -----------  ------------
                                                                                  -----------  ------------

             See notes to unaudited statutory financial statements.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (WHOLLY-OWNED SUBSIDIARY OF
                   SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                      STATUTORY STATEMENTS OF OPERATIONS

(IN 000'S)

                                                                                 THREE MONTHS ENDED JUNE 30,
                                     INCOME                                          1998          1997
                                                                                  -----------  ------------
Premiums and annuity considerations                                               $    65,351  $    58,733
Deposit-type funds                                                                    527,433      605,977
Considerations for supplementary contracts without life contingencies and
  dividend accumulations                                                                  846          182
Net investment income                                                                  50,128       69,346
Amortization of interest maintenance reserve                                              352          289
Net gain from operations from Separate Accounts Statement                                   2            0
Other income                                                                           27,377       24,512
                                                                                  -----------  ------------
Total                                                                                 671,489      759,039
                                                                                  -----------  ------------
BENEFITS AND EXPENSES

Death benefits                                                                          7,890        3,859
Annuity benefits                                                                       38,039       36,058
Surrender benefits and other fund withdrawals                                         531,101      488,832
Interest on policy or contract funds                                                      195          112
Payments on supplementary contracts without life contingencies and of dividend
  accumulations                                                                           947          247
Increase in aggregate reserves for life and accident and health policies and
  contracts                                                                            29,179       35,725
Decrease in liability for premium and other deposit funds                            (164,218)    (136,251)
Decrease in reserve for supplementary contracts without life contingencies and
  for dividend and coupon accumulations                                                   (82)         (44)
                                                                                  -----------  ------------
Total                                                                                 443,051      428,538

Commissions on premiums and annuity considerations (direct business only)              36,837       36,979
Commissions and expense allowances on reinsurance assumed                               3,984        4,314
General insurance expenses                                                             17,770       10,079
Insurance taxes, licenses and fees, excluding federal income taxes                      1,577        2,299
Decrease in loading on and cost of collection in excess of loading on deferred
  and uncollected premiums                                                               (183)        (152)
Net transfers to Separate Accounts                                                    133,924      238,345
                                                                                  -----------  ------------
Total                                                                                 636,960      720,402
                                                                                  -----------  ------------
NET GAIN FROM OPERATIONS BEFORE DIVIDENDS TO POLICYHOLDERS AND FIT                     34,529       38,637
Dividends to policyholders                                                             10,118        9,490
                                                                                  -----------  ------------
NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND BEFORE FIT               24,411       29,147
Federal income tax expense (excluding tax on capital gains)                             6,435        5,765
                                                                                  -----------  ------------
NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND FIT AND BEFORE
  REALIZED CAPITAL GAINS                                                               17,976       23,382
Net realized capital gains less capital gains tax and transferred to the IMR            2,301        1,779
                                                                                  -----------  ------------
NET INCOME                                                                        $    20,277  $    25,161
                                                                                  -----------  ------------
                                                                                  -----------  ------------

             See notes to unaudited statutory financial statements.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (WHOLLY-OWNED SUBSIDIARY OF
                   SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

        STATUTORY STATEMENTS OF CHANGES OF CAPITAL STOCK AND SURPLUS

(IN 000'S)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                     1998          1997
                                                                                  -----------  ------------
CAPITAL AND SURPLUS, BEGINNING OF PERIOD                                          $   832,695  $   567,143
                                                                                  -----------  ------------
Net income                                                                             35,202       61,635
Change in net unrealized capital gains                                                 (1,755)         248
Change in non-admitted assets and related items                                          (441)         (31)
Change in asset valuation reserve                                                       1,380       (3,248)
Other changes in surplus in Separate Accounts Statement                                    48            3
Dividends to stockholders                                                             (50,000)           0
                                                                                  -----------  ------------
Net change in capital and surplus for the period                                      (15,566)      58,607
                                                                                  -----------  ------------
Capital and surplus, End of period                                                $   817,129  $   625,750
                                                                                  -----------  ------------
                                                                                  -----------  ------------

             See notes to unaudited statutory financial statements.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (WHOLLY-OWNED SUBSIDIARY OF
                   SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                       STATUTORY STATEMENTS OF CASH FLOW

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                     1998          1997
                                                                                  -----------  ------------
CASH PROVIDED

Premiums, annuity considerations and deposit funds received                       $ 1,133,357  $ 1,288,821
Considerations for supplementary contracts and dividend accumulations received          1,144          550
Net investment income received                                                        125,061      159,309
Other income received                                                                  55,654       38,671
                                                                                  -----------  ------------
Total receipts                                                                      1,315,216    1,487,351
                                                                                  -----------  ------------
Benefits paid (other than dividends)                                                1,077,539      970,455
Insurance expenses and taxes paid (other than federal income and capital gains
  taxes)                                                                              109,174      102,669
Net cash transfers to Separate Accounts                                               313,788      531,492
Dividends paid to policyholders                                                        16,908       13,613
Federal income tax payments (excluding tax on capital gains)                           13,264        4,727
Other - net                                                                               262          155
                                                                                  -----------  ------------
Total payments                                                                      1,530,935    1,623,111
                                                                                  -----------  ------------
Net cash from operations                                                             (215,719)    (135,760)
                                                                                  -----------  ------------
Proceeds from long-term investments sold, matured or repaid (after deducting
  taxes on capital gains of $721,800 for 1998, $1,722,195 for 1997)                   757,516      604,144
Other cash provided                                                                    67,071      618,395
                                                                                  -----------  ------------
Total cash provided                                                                   824,587    1,222,539
                                                                                  -----------  ------------
CASH APPLIED

Cost of long-term investments acquired                                                710,436      421,879
Other cash applied                                                                    244,460       75,505
                                                                                  -----------  ------------
Total cash applied                                                                    954,896      497,384
                                                                                  -----------  ------------
NET CHANGE IN CASH AND SHORT-TERM INVESTMENTS                                        (346,028)     589,395

CASH AND SHORT-TERM INVESTMENTS:

BEGINNING OF PERIOD                                                                   544,418       90,059
                                                                                  -----------  ------------
END OF PERIOD                                                                     $   198,390  $   679,454
                                                                                  -----------  ------------
                                                                                  -----------  ------------

             See notes to unaudited statutory financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) GENERAL

    In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) MANAGEMENT AND SERVICE CONTRACTS

    The Company has an agreement with its ultimate parent, Sun Life Assurance Company of Canada ('SLOC') which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $6,401,000 and $10,685,000 for the three and six month periods in 1998 and $4,189,000 and $7,352,000 for the same periods in 1997.

(3) INVESTMENTS IN SUBSIDIARIES

    The following is combined unaudited summarized financial information of the subsidiaries as of June 30, 1998 and 1997 for the six months then ended:

(000's)                                                                              1998          1997
                                                                                  -----------  ------------
Intangible assets                                                                           0       10,449
Other assets                                                                        1,264,155    1,527,141
Liabilities                                                                        (1,144,451)  (1,388,512)
                                                                                  -----------  ------------
Total net assets                                                                      119,704      149,078
                                                                                  -----------  ------------
                                                                                  -----------  ------------
Total revenue                                                                         126,152      428,535
Operating expenses                                                                   (124,389)    (380,489)
Income tax expense                                                                     (1,795)     (21,641)
                                                                                  -----------  ------------
Net income                                                                                (32)      26,405
                                                                                  -----------  ------------
                                                                                  -----------  ------------

The following is combined unaudited summarized financial information of the subsidiaries as of June 30, 1998 and 1997 for the three months then ended:

(000's)                                                                              1998          1997
                                                                                  -----------  ------------
Total revenue                                                                          63,685      220,985
Operating expenses                                                                    (64,453)    (193,614)
Income tax expense                                                                       (730)     (12,082)
                                                                                  -----------  ------------
Net income                                                                             (1,498)      15,289
                                                                                  -----------  ------------
                                                                                  -----------  ------------

    In determining the equity in income of subsidiaries for the periods, the Company has excluded expenses of approximately $868,000 and $1,973,000 for the three and six month periods in 1998 and $9,167,000 and $16,624,000 for the same periods in 1997, representing payables to the Company in lieu of federal income taxes.

     On December 24, 1997, the Company transferred all of its shares of Massachusetts Financial Services Company ("MFS") to its parent Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco").

(4) INVESTMENT INCOME

Net investment income consisted of:


                                                              Six Months Ended
                                                         ------------------------
                                                           June 30        June 30
(000's)                                                      1998           1997
                                                         ---------       --------
Interest income from bonds                                  88,078         91,026
Income from investment in common stocks of affiliates        3,000         22,641
Interest income from mortgage loans                         27,885         41,216
Real estate investment income                                7,881          6,270
Interest income from policy loans                            1,392          1,496
Other                                                          242            (90)
                                                         ---------       --------
Gross investment income                                    128,478        162,559
Interest on surplus notes and borrowed money                23,271         15,648
Investment expenses                                          5,476          5,581
                                                         ---------       --------
                                                            99,731        141,330
                                                         ---------       --------
                                                         ---------       --------

                                                             Three Months Ended
                                                         ------------------------
                                                           June 30         June 30
(000's)                                                      1998            1997
                                                         ---------       --------
Interest income from bonds                                 41,555          48,211
Income from investment in common stocks of affiliates       3,000          11,040
Interest income from mortgage loans                        13,505          19,897
Real estate investment income                               3,914           3,426
Interest income from policy loans                             858             871
Other                                                         433            (532)
                                                         ---------       --------
Gross investment income                                    63,265          82,913
Interest on surplus notes and borrowed money               10,817          10,222
Investment expenses                                         2,320           3,345
                                                         ---------       --------
                                                           50,128          69,346
                                                         ---------       --------
                                                         ---------       --------

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
June 30, 1998

ASSETS

    The general account invested assets declined by $390.3 million for the six months ended June 30, 1998 due to maturities of pension and annuity contracts exceeding fixed annuity sales net of dollar cost averaging transfers to the separate accounts. The decrease in cash was due to the deployment of the $250 million proceeds from surplus notes issued in December 1997 and the payment of a $46 million dividend to the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco") and a short term note repayment of $110 million to Sun Life Assurance Company of Canada (U.S.)-Operations Holdings, Inc. ("U.S. Holdco").

    The Company's bond holdings consist of a diversified portfolio of both public and private issues. It is the Company's policy to acquire only investment grade securities and the overall quality of the bond portfolio remains high. At June 30, 1998, 4.9% of the Company's bond holdings were rated below investment grade (i.e. below NAIC rating "1" or "2").

    The mortgage loan portfolio of $587.3 million at June 30, 1998 represents 19.2% of cash and invested assets, slightly down from 19.8% at December 31, 1997. The Company underwrites commercial mortgages with a maximum loan to value ratio of 75%. The Company, as a rule, invests in properties that are almost fully leased. The portfolio is diversified by region and type. The level of arrears in the portfolio remains substantially below the industry average. At June 30, 1998, the Company's portfolio did not contain any mortgage loans which were 60 days or more in arrears.

LIABILITIES

    The majority of the Company's liabilities consist of reserves for life insurance and annuity contracts and deposit funds. The liability for premium and other deposits continues to decline due to net maturities exceeding sales of the fixed contracts associated with these liabilities. During the first quarter of 1998 the Company repaid its $110 million short-term note payable to U.S. Holdco.

CAPITAL AND SURPLUS

    The total capital stock and surplus of the Company at June 30, 1998 was $817.1 million. The Company's management considers its surplus position to be adequate.

    During the second quarter of 1998 the Company declared a dividend of $50.0 million to Life Holdco, of which $46.0 million has been paid to date.

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

    The Company segments its general account business internally in order to better manage projected cash inflows and outflows within each segment. Targets for money market holdings are established for each segment, which in the aggregate meet the day to day cash needs of the Company. If greater liquidity is required, government issued bonds, which are highly liquid, are sold to provide necessary funds. Government and publicly traded bonds comprise 56% of the Company's long-term bond holdings.

    Management believes that the Company's sources of liquidity are more than adequate to meet its anticipated needs.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET INCOME

    Net income from operations after dividends and before federal income taxes decreased by $18.4 million from $65.0 to $46.6 million, for the six months ended June 30, 1998 as compared to the same period in 1997. Earnings from the Company's surplus investment in subsidiaries decreased by $19.6 million primarily due to the transfer of the investment in Massachusetts Financial Services Company ("MFS") to the Company's parent via a dividend in December 1997. Dividends from other subsidiaries increased by $2.4 million in 1998 as compared to 1997 while results of operations for the same period in 1997 included dividends from MFS of $22.0 million. Net income associated with the reinsurance agreements with SLOC decreased by $3.7 million in 1998 due to increased death claims. Prior to reinsurance, earnings from the life line of business remained relatively flat. The remaining earnings increase of approximately $4.9 million is attributed to the Company's retirement products and services lines of business, which markets combination fixed/variable annuities. This increase in earnings reflects profits being generated from the large in-force block of annuity business held in both the general account and the separate accounts. The strong market performance of the separate accounts in 1997 and the first half of 1998 coupled with strong sales generated a significant increase in mortality and expense fees, which are calculated as a percentage of net assets. The net assets held in the unitized separate accounts increased by over 34% at the beginning of 1998 as compared to the same period in 1997. These additional fees cover the increased general expenses associated with growing the business. In addition, decreased sales in 1998 result in lower strain which contributes to the increased earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME

    Total income decreased $180.5 million for the period ended June 30, 1998 as compared to the same period in 1997. During 1997 the Company introduced a new variable life insurance product which resulted in an increase of $9.9 million of premiums and annuity considerations during 1998. Reinsurance had the effect of increasing income by approximately $7.6 million due to increased interest income on the funds withheld. Deposits from sales of combination fixed/variable annuities decreased by $164.5 million, reflecting the heightened competition of the dollar cost averaging program for annuities. Several other insurance companies offer similar programs to that of the Company's and some offer bonus rates of interest in excess of those offered by the Company. Under the dollar cost averaging program, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is exchanged to the variable portion of the contract in equal periodic installments. Net investment income and amortization of the interest maintenance reserve decreased by $41.1 million due to a decline in general account invested assets, an increase in interest expense from surplus notes of $7.6 million and a decrease of $19.6 million in dividends from subsidiaries. General account invested assets decreased by $390.1 million during the calendar year 1997 due to guaranteed interest contract and annuity maturities exceeding fixed annuity sales. The issuance of $250 million of 8.625% surplus notes in December 1997 resulted in a net decrease in invested assets of $140 million for the year. General account invested assets decreased by $390.3 million in the first half of 1998 again due to maturities of contracts exceeding fixed annuity sales. This trend is expected to continue as current product sales are directed to the unitized and non-unitized separate accounts.

BENEFITS AND EXPENSES

    Benefits and expenses before dividends to policyholders and federal income taxes decreased by $165.9 million from $1,386.7 to $1,220.8 million for the period ended June 30, 1998 as compared to the same period in 1997. Reinsurance had the effect of increasing benefits and expenses by $11.3 million, primarily death benefits on reinsurance assumed which increased
$8.8 million in 1998 as compared to 1997 due to a few large claims.
Deaths, annuity payments and surrender benefits and fund withdrawals other than reinsurance increased by $96.2 million, reflecting surrenders and withdrawals mostly from separate account contracts for which the surrender charge period has expired. Sales of this particular annuity block of business issued seven years prior totaled over $249 million. The decrease in aggregate reserves for life contracts of $ 7.4 million was affected by the Company changing its basis of valuation of its reinsured liabilities at December 31, 1997. This change results in lower reserve increases in 1998 and greater earnings as compared to 1997. The change in the liability for premium and other deposit funds decreased by $55.3 million, reflecting the increase in surrenders of the contracts described above. Commissions decreased by $4.5 million, reflecting the decrease in total sales of combination fixed/variable annuities. General insurance expenses increased by $10.9 million, reflecting increased staff, rent expense, higher guaranty fund assessments and allocations from SLOC associated with the growth in business and the Company's system transition to be Year 2000 compliant (see below). Net transfers to the separate accounts decreased by $215.7 million, reflecting decreased exchange activity out of the general account into the separate accounts due to the maturing block of annuity business as well as the decrease in sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET INCOME

    Net income from operations after dividends and before federal income taxes decreased by $4.7 million from $24.4 to $29.1 million, for the three months ended June 30, 1998 as compared to the same period in 1997. Earnings from the Company's surplus investment in subsidiaries decreased by $8.0 million primarily due to the transfer of the investment in Massachusetts Financial Services Company ("MFS") to the Company's parent via a dividend in December 1997. The 1997 results of operations included dividends from MFS of $11.0 million as compared to $3.0 million from other subsidiaries in 1998. Net income associated with the reinsurance agreements with SLOC increased by $1.5 million in 1998 due. The Company changed its basis of valuation of its reinsured liabilities at December 31, 1997. This change results in lower reserve increases in 1998 and greater earnings as compared to 1997. Prior to reinsurance, earnings from the life line of business remained relatively flat. The remaining earnings increase of approximately $1.8 million is attributed to the Company's retirement products and services lines of business, which markets combination fixed/variable annuities. This increase in earnings reflects profits being generated from the large in-force block of annuity business held in both the general account and the separate accounts. The strong market performance of the separate accounts in 1997 and the first half of 1998 coupled with strong sales generated a significant increase in mortality and expense fees, which are calculated as a percentage of net assets. These additional fees cover the increased general expenses associated with growing the business.

INCOME

    Total income decreased $87.5 million for the three months ended June 30, 1998 as compared to the same period in 1997 primarily due to the decrease in deposits of $78.5 million from sales of combination fixed/variable annuities which reflects the increased competition of the dollar cost averaging program. Sales from the new variable life insurance product of $2.3 million and purchases of payout annuities of $4.3 million increased premium and annuity considerations. Reinsurance had the effect of increasing income by approximately $1.6 million. Net investment income and amortization of the interest maintenance reserve decreased by $19.2 million due to the decline in general account invested assets described prior, increased interest expense of $1.0 million from surplus notes and the decrease in dividends of $8.0 million received from subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BENEFITS AND EXPENSES

    Benefits and expenses decreased by $83.4 million from $720.4 million to $637.0 million for the three months ended June 30, 1998 as compared to the same period in 1997. Death benefits and surrenders on reinsurance assumed increased by $ 4.5 million in 1998 as compared to 1997 due to a few large claims while the decrease in reserve reflected the prior year reserve adjustment causing no change in total to benefits for reinsurance. Deaths, annuity payments and surrender benefits and other fund withdrawals prior to reinsurance increased by $44.4 million, reflecting surrenders and withdrawals from mostly separate account contracts for which the surrender charge period has expired. Sales of this particular annuity block of business issued seven years prior totaled over $145 million. The change in the liability for premium and other deposit funds decreased by $28.0 million, reflecting the increase in surrenders of the contracts described above. General insurance expenses increased by $7.7 million, reflecting increased staff, rent expense, higher guaranty fund assessments and allocations from SLOC associated with the growth in business and cost of the systems transition related to Year 2000. Net transfers to the separate accounts decreased by $104.4 million, reflecting decreased exchange activity out of the general account into the separate accounts due to the maturing block of annuity business as well as the decrease in sales.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK (continued)

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

    The Company's fixed interest investments had an aggregate fair value at June 30, 1998 of $2,909.6 million. A portion of the Company's general account liabilities of $3,339.1 million are categorized as financial instruments. The portion of the liabilities so categorized had a carrying value of $1,680.9 million and a fair value of $1,719.2 million at June 30, 1998. Using modeling and analytical software, the Company performed sensitivity analysis of its financial instruments at June 30, 1998. Assuming an immediate increase of 100 basis points in interest rates the net hypothetical decrease in the fair value of the Company's assets is estimated to be $119.0 million. A corresponding decrease in the fair value of the liabilities categorized as financial instruments is estimated to be $49.9 million at June 30, 1998.

PART II:  OTHER INFORMATION

ITEM 6:
EXHIBITS AND REPORTS

(a) The following exhibits are incorporated by reference unless otherwise indicated:


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

                                     Sun Life Assurance Company of Canada (U.S.)
                                                    (Registrant)


Date   August 14, 1998                 /s/Margaret S. Mead
                                          --------------------------------
                                          Margaret S. Mead
                                          Secretary


Date   August 14, 1998                  /s/Robert P. Vrolyk
                                           -------------------------------
                                           Robert P. Vrolyk
                                           Vice President and Actuary
                                           Chief Financial Officer