Form 10-Q
period 1998-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 1998-11-18
CIK 745544

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended September 30, 1998       Commission File Number 2-99959
                               ------------                        ------------

                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
               (Exact name of registrant as specified in its charter)


     Delaware                                     04-2461439
--------------------------------------- --------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


One Sun Life Executive Park,       Wellesley Hills, MA           02481
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code          (781) 237-6030


                                        NONE
-------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

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

Registrant has 5,900 shares of common stock outstanding on November 12, 1998, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                              (WHOLLY-OWNED SUBSIDIARY OF
                      SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                                        INDEX

                                                                      PAGE
                                                                     NUMBER
 PART I:   Financial Information

  Item 1: Financial Statements:*

       Balance Sheets -
         September 30, 1998 and December 31, 1997                      3

       Statements of Operations -
         Nine Months Ended
         September 30, 1998 and September 30, 1997                     4

       Statements of Operations -
         Three  Months Ended
         September 30, 1998 and September 30, 1997                     5

       Statements of Capital Stock and Surplus -
         Nine Months Ended
         September 30, 1998 and September 30, 1997                     6

       Statements of Cash Flows -
         Nine Months Ended
          September 30, 1998 and September 30, 1997                    7

       Notes to Unaudited Financial Statements                         8

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  10

  Item 3. Quantitative and Qualitative Disclosures
       About Market Risk                                              15


PART II:  Other Information

  Item 6: Exhibits and Reports on Form 8-K                            17

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

ITEM 1: FINANCIAL STATEMENTS

                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.)  HOLDINGS, INC.)

              STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
                              CAPITAL STOCK AND SURPLUS

(IN 000'S)

                                                                        SEPTEMBER 30,        DECEMBER 31,
ADMITTED ASSETS                                                                1998                1997
                                                                        -------------       -------------
Bonds                                                                   $   1,878,905       $   1,910,699
Common stocks                                                                 127,545             117,229
Mortgage loans on real estate                                                 554,135             684,035
Properties acquired in satisfaction of debt                                    17,330              22,475
Investment real estate                                                         78,040              78,426
Policy loans                                                                   42,149              40,348
Cash & short-term investments                                                 197,542             544,418
Other invested assets                                                          62,787              55,716
Life insurance premiums and annuity considerations due & uncollected            7,790               9,203
Investment income due and accrued                                              38,507              39,279
Receivable from parent, subsidiaries and affiliates                                 0              28,825
Funds withheld on reinsurance assumed                                       1,062,112             982,653
Other assets                                                                   23,923               1,841
                                                                        -------------       -------------

General account assets                                                      4,090,765           4,515,147

Separate account assets
 Unitized                                                                  10,091,576           9,068,021
 Non-unitized                                                               2,161,951           2,343,877
                                                                        -------------       -------------

      TOTAL ADMITTED ASSETS                                             $  16,344,292       $  15,927,045
                                                                        -------------       -------------
                                                                        -------------       -------------

LIABILITIES

Aggregate reserve for life policies and contracts                       $   2,283,326       $   2,188,243
Supplementary contracts                                                         1,787               2,247
Policy and contract claims                                                      3,436               2,460
Provision for policyholders' dividends and coupons payable                     37,000              32,500
Liability for premium and other deposit funds                               1,080,881           1,450,705
Surrender values on cancelled policies                                            142                 215
Interest maintenance reserve                                                   38,409              33,830
Commissions to agents due or accrued                                            2,114               2,826
General expenses due or accrued                                                 8,098               7,202
Transfers from Separate Accounts due or accrued                              (379,065)           (284,078)
Taxes, licenses and fees due or accrued, excluding FIT                            108                 105
Federal income taxes due or accrued                                            61,628              58,073
Unearned investment income                                                         26                  34
Amounts withheld or retained by company as agent or trustee                       342                  47
Remittances and items not allocated                                             2,038               1,363
Borrowed money                                                                      0             110,142
Asset valuation reserve                                                        43,359              47,605
Reinsurance in unauthorized companies                                             964                   0
Payable to parent, subsidiaries, and affiliates                                27,206                   0
Payable for securities                                                         23,404              27,104
Other liabilities                                                              19,022               1,959
                                                                        -------------       -------------

General account liabilities                                                 3,254,225           3,682,582

Separate account liabilities
 Unitized                                                                  10,091,396           9,067,891
 Non-unitized                                                               2,161,951           2,343,877
                                                                        -------------       -------------

    TOTAL LIABILITIES                                                      15,507,572          15,094,350
                                                                        -------------       -------------

Common capital stock                                                            5,900               5,900
                                                                        -------------       -------------

Surplus notes                                                                 565,000             565,000
Gross paid in and contributed surplus                                         199,355             199,355
Unassigned funds                                                               66,465              62,440
                                                                        -------------       -------------
Surplus                                                                       830,820             826,795
                                                                        -------------       -------------
 Total common capital stock and surplus                                       836,720             832,695
                                                                        -------------       -------------

      TOTAL LIABILITIES, CAPITAL STOCK AND SURPLUS                      $  16,344,292       $  15,927,045
                                                                        -------------       -------------
                                                                        -------------       -------------

                    See notes to unaudited financial statements.

                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)


                        STATUTORY STATEMENTS OF OPERATIONS

(in 000's)
                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1998                1997
INCOME                                                             -----------------    -----------------
Premiums and annuity considerations                                $         203,852    $         181,809
Deposit-type funds                                                         1,564,472            1,691,235
Considerations for supplementary contracts
  without life contingencies and dividend accumulations                        1,424                  940
Net investment income                                                        144,129              209,363
Amortization of interest maintenance reserve                                   1,504                  813
Net gain from operations from Separate Accounts Statement                          1                    4
Other income                                                                  80,779               73,614
                                                                   -----------------    -----------------

Total                                                                      1,996,161            2,157,778
                                                                   -----------------    -----------------
BENEFITS AND EXPENSES

Death benefits                                                                17,892               15,994
Annuity benefits                                                             113,713              109,690
Surrender benefits and other fund withdrawals                              1,466,827            1,388,459
Interest on policy or contract funds                                             461                  194
Payments on supplementary contracts
  without life contingencies and of dividend accumulations                     1,946                  766
Increase in aggregate reserves for life and accident and
  health policies and contracts                                               95,083               92,567
Decrease in liability for premium and other deposit funds                   (369,825)            (349,640)
Increase (decrease) in reserve for supplementary contracts
  without life contingencies and for dividend and coupon
  accumulations                                                                 (461)                 255
                                                                   -----------------    -----------------

Total                                                                      1,325,636            1,258,285

Commissions on premiums and annuity considerations
  (direct business only)                                                     102,544              104,650
Commissions and expense allowances on reinsurance assumed                     13,032               12,858
General insurance expenses                                                    42,788               31,150
Insurance taxes, licenses and fees, excluding federal income taxes             5,213                6,175
Decrease in loading on and cost of collection in excess of loading
  on deferred and uncollected premiums                                          (331)                (286)
Net transfers to Separate Accounts                                           396,163              621,996
                                                                   -----------------    -----------------

Total                                                                      1,885,045            2,034,828
                                                                   -----------------    -----------------

Net gain from operations before dividends to
  policyholders and FIT                                                      111,116              122,950
Dividends to policyholders                                                    31,019               24,227
                                                                   -----------------    -----------------
Net gain from operations after dividends to
  policyholders and before FIT                                                80,097               98,723
Federal income tax expense (benefit) (excluding
  tax on capital gains)                                                       32,206                 (833)
                                                                   -----------------    -----------------

Net gain from operations after dividends to policyholders
  and FIT and before realized capital gains                                   47,891               99,556
Net realized capital gains less capital gains tax and
  transferred to the IMR                                                       4,807                5,183
                                                                   -----------------    -----------------

Net income                                                         $          52,698    $         104,739
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------

                    See notes to unaudited statutory financial statements.

                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)


                        STATUTORY STATEMENTS OF OPERATIONS

(in 000's)
                                                                       Three Months Ended September 30,
                                                                          1998                1997
INCOME                                                             -----------------    -----------------
Premiums and annuity considerations                                $          67,719    $           63,122
Deposit-type funds                                                           568,447               530,735
Considerations for supplementary contracts
   without life contingencies and dividend
   accumulations                                                                 280                  390
Net investment income                                                         44,398               68,033
Amortization of interest maintenance reserve                                     581                  432
Net gain from operations from Separate Accounts                                   (2)                   4
Statement
Other income                                                                  27,400               27,226
                                                                   -----------------    -----------------

Total                                                                        708,823              689,942
                                                                   -----------------    -----------------

BENEFITS AND EXPENSES

Death benefits                                                                 2,059                9,624
Annuity benefits                                                              40,636               38,763
Surrender benefits and other fund withdrawals                                478,645              494,811
Interest on policy or contract funds                                             199                   39
Payments on supplementary contracts
   without life contingencies and of dividend
   accumulations                                                                 747                  315
Increase in aggregate reserves for life and accident and                      36,834               26,880
  health policies and contracts
Decrease in liability for premium and other deposit funds                    (88,386)            (123,462)
Increase (decrease) in reserve for supplementary
   contracts without life contingencies and for dividend
   and coupon accumulations                                                     (447)                 110
                                                                   -----------------    -----------------

Total                                                                        470,287              447,080

Commissions on premiums and annuity considerations
  (direct business only)                                                      35,929               33,663
Commissions and expense allowances on reinsurance assumed                      4,806                4,502
General insurance expenses                                                    13,004               12,267
Insurance taxes, licenses and fees, excluding federal
  income taxes                                                                 1,483                1,698
Decrease in loading on and cost of collection in excess
  of loading on deferred and uncollected premiums                                (98)                 (56)
Net transfers to Separate Accounts                                           138,845              148,926
                                                                   -----------------    -----------------

Total                                                                        664,256              648,080
                                                                   -----------------    -----------------
Net gain from operations before dividends to
  policyholders and FIT                                                       44,567               41,862
Dividends to policyholders                                                    11,111                8,114
                                                                   -----------------    -----------------

Net gain from operations after dividends to
  policyholders and before FIT                                                33,456               33,748
Federal income tax expense (benefit) (excluding tax on
  capital gains)                                                              17,652               (6,193)
                                                                   -----------------    -----------------

Net gain from operations after dividends to policyholders
  and FIT and before realized capital gains                                   15,804               39,941
Net realized capital gains less capital gains tax and
  transferred to the IMR                                                       1,692                3,164
                                                                   -----------------    -----------------

Net income                                                         $          17,496    $          43,105
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------

                    See notes to unaudited statutory financial statements.

                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

         STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS

(in 000's)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1998                1997
                                                                   -----------------    -----------------
CAPITAL AND SURPLUS, BEGINNING OF PERIOD                           $         832,695    $         567,143
                                                                   -----------------    -----------------

Net income                                                                    52,698              104,739

Change in net unrealized capital gains                                        (1,421)               2,329

Change in non-admitted assets and related items                                 (581)                 556

Change in liability for reinsurance in unauthorized companies                   (964)                   0

Change in asset valuation reserve                                              4,245               (9,092)

Other changes in surplus in Separate Accounts Statement                           48                    0

Dividends to stockholders                                                    (50,000)                   0
                                                                   -----------------    -----------------

Net change in capital and surplus for the period                               4,025               98,532
                                                                   -----------------    -----------------

CAPITAL AND SURPLUS, END OF PERIOD                                 $         836,720    $         665,675
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------


                    See notes to unaudited statutory financial statements.

                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                        STATUTORY STATEMENTS OF CASH FLOW

(in 000's)                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1998                1997
                                                                   -----------------    -----------------
Cash Provided
Premiums, annuity considerations and deposit
  funds received                                                   $       1,770,069    $       1,875,447
Considerations for supplementary contracts and
  dividend accumulations received                                              1,424                  940
Net investment income received                                               182,263              236,074
Other income received                                                         82,206               73,614
                                                                   -----------------    -----------------

Total receipts                                                             2,035,962            2,186,075
                                                                   -----------------    -----------------

Benefits paid (other than dividends)                                       1,599,475            1,513,599
Insurance expenses and taxes paid (other than federal income
  and capital gains taxes)                                                   166,425              147,956
Net cash transfers to Separate Accounts                                      491,151              683,534
Dividends paid to policyholders                                               26,519               20,477
Federal income tax payments (excluding tax on capital gains)                  28,224                 (317)
Other - net                                                                      461                  194
                                                                   -----------------    -----------------

Total payments                                                             2,312,255            2,365,443
                                                                   -----------------    -----------------

Net cash from operations                                                    (276,293)            (179,368)
                                                                   -----------------    -----------------

Proceeds from long-term investments sold, matured or repaid
  (after deducting taxes on capital gains of $428,228 for
   1998, $374,528 for 1997)                                                1,075,039              820,973

Other cash provided                                                          (50,530)             607,676
                                                                   -----------------    -----------------

Total cash provided                                                        1,024,509            1,428,649
                                                                   -----------------    -----------------

CASH APPLIED

Cost of long-term investments acquired                                       919,918              554,900
Other cash applied                                                           175,174              135,425
                                                                   -----------------    -----------------

Total cash applied                                                         1,095,092              690,325
                                                                   -----------------    -----------------

Net change in cash and short-term investments                               (346,877)             558,956

Cash and short-term investments:

Beginning of period                                                          544,418               90,059
                                                                   -----------------    -----------------

End of period                                                      $         197,542    $         649,015
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------


                    See notes to unaudited statutory financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) GENERAL

     In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) MANAGEMENT AND SERVICE CONTRACTS

     The Company has an agreement with its ultimate parent, Sun Life Assurance Company of Canada ('SLOC') which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $2,879,000 and $15,677,000 for the three and nine month periods in 1998 and $5,337,000 and $13,871,000 for the same periods in 1997.

(3) INVESTMENTS IN SUBSIDIARIES

     The following is combined unaudited summarized financial information of the subsidiaries as of:

                             SEPTEMBER 30,     DECEMBER 31,
      (000's)                     1998             1997
      Other assets            $ 1,233,207      $ 1,190,951
      Liabilities              (1,105,654)      (1,073,966)
                              -----------      -----------

      Total net assets        $   127,553      $   116,985
                              -----------      -----------
                              -----------      -----------

                             NINE MONTHS ENDED SEPTEMBER 30,
      (000's)                      1998             1997
      Total revenue           $   175,856      $   665,904
      Operating expenses         (173,093)        (585,857)
      Income tax expense           (1,710)         (36,944)
                              -----------      -----------

      Net income              $     1,053      $    43,103
                              -----------      -----------
                              -----------      -----------


The following is combined unaudited summarized financial information of the subsidiaries as of:

                              THREE MONTHS ENDED SEPTEMBER 30,
      (000's)                     1998               1997
      Total revenue           $   49,704       $    237,369
      Operating expenses         (48,704)          (205,368)
      Income tax expense              85            (15,303)
                              ----------       ------------
      Net income              $   1,085        $     16,698
                              ----------       ------------
                              ----------       ------------

 In determining the equity in income of subsidiaries for the periods, the Company has excluded expenses of approximately $396,000 and $2,369,000 for the three and nine month periods in 1998 and $11,819,000 and $28,443,000 for the same periods in 1997, representing payables to the Company in lieu of federal income taxes.

     On December 24, 1997, the Company transferred all of its shares of Massachusetts Financial Services Company ("MFS") to its parent Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco").

(4) INVESTMENT INCOME

Net investment income consisted of:

                                                  NINE MONTHS ENDED SEPTEMBER 30,
(000's)                                                 1998            1997
Interest income from bonds                          $128,687        $141,610
Income from investment in common stocks of
  affiliates                                           3,000          33,681
Interest income from mortgage loans                   41,025          59,716
Real estate investment income                         11,729          10,290
Interest income from policy loans                      2,115           2,230
Other                                                   (264)           (353)
                                                    --------        --------
Gross investment income                              186,292         246,874
Interest on surplus notes and borrowed money          34,087          29,375
Investment expenses                                    8,076           8,136
                                                    --------        --------

                                                    $144,129        $209,363
                                                    --------        --------
                                                    --------        --------

                                                 THREE MONTHS ENDED SEPTEMBER 30,
(000's)                                                    1998            1997
Interest income from bonds                              $40,609         $50,284
Income from investment in common stocks of
  affiliates                                                  0          11,040
Interest income from mortgage loans                      13,140          18,500
Real estate investment income                             3,848           4,020
Interest income from policy loans                           723             734
Other                                                      (506)           (263)
                                                        -------         -------
Gross investment income                                  57,814          84,315
Interest on surplus notes and borrowed money             10,816          13,727
Investment expenses                                       2,600           2,555
                                                        -------         -------

                                                        $44,398         $68,033
                                                        -------         -------
                                                        -------         -------

(5)  SUBSEQUENT EVENT

     In October 1998, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Massachusetts Casualty Insurance Company to Centre Reinsurance Holdings, Ltd. This transaction is expected to be completed by or near year-end 1998, subject to regulatory approvals. This transaction is not expected to have a significant effect on the ongoing operations of the Company.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - SEPTEMBER 30, 1998

Assets

Total admitted assets increased by $417.2 million to $16,344.3 million in the nine months ended September 30, 1998. This increase reflected a decline of $424.4 million in general account assets offset by an increase in separate account assets of $841.6 million.

The major element of the decline in general account assets was a $494.9 million decrease in cash and invested assets. Partially offsetting this decline was a $101.5 million increase in other assets. These changes are discussed in more detail below.

Cash decreased during 1998, by $346.9 million partly as a result of the deployment of $250.0 million of proceeds from the Company's surplus note issued in December 1997. Cash also decreased as a result of the Company's payment, in the first half of 1998, of $46.0 million of dividends to its parent, Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco") and by its repayment, in January 1998, of its $110.0 million short-term note to its penultimate parent, Sun Life Assurance Company of Canada--U.S. Operations Holdings, Inc. ("U.S. Holdco").

General account invested assets other than cash declined by $148.0 million. The decline in general account invested assets during the first nine months of 1998 was mostly evident in mortgages, which decreased by $129.9 million to $554.1 million at September 30, 1998, mainly as a result of scheduled maturities and early repayments. The decline is also reflected in the fact that maturities of pension and fixed annuity contracts exceeded general account fixed asset deposits. This trend resulted in part from the Company's decision in 1997 to discontinue selling group pension and GIC contracts and to focus its marketing efforts on its combination fixed/variable annuity products. As a result, separate account assets have increased while general account assets have decreased. The Company expects these trends to continue, as sales of separate account products continue to be emphasized.

Other general account assets increased $101.5 million in the nine months ended September 30, 1998, almost entirely reflecting an increase in funds withheld for reinsurance assumed.

Liabilities

The majority of the Company's liabilities consist of reserves for life insurance and annuity contracts and deposit funds. Although total liabilities increased by $413.2 million to $15,507.6 million in the nine months ended September 30, 1998, general account liabilities decreased by $428.3 million to $3,254.2 million. The liability for premium and other deposits decreased $369.8 million over the first nine months of 1998. The Company expects this declining trend in general account liabilities to continue, since net maturities are expected to exceed sales for the fixed contracts associated with these liabilities, particularly in view of the Company's decision in 1997 to discontinue selling group pension and GIC contracts and to focus its marketing efforts on its combination fixed/variable annuity products. Also contributing to this decline was the Company's repayment, during the first quarter of 1998, of its $110.0 million short-term note payable to U.S. Holdco.

Capital and Surplus

Capital and surplus increased by $4.0 million to $836.7 million over the first nine months of 1998. This net change primarily reflected net income during the period of $52.7 million, offset in part by the Company's having declared during the second quarter of 1998 a shareholder dividend of $50.0 million. As noted above, $46.0 million of this dividend has been paid through September 30, 1998.

Liquidity

The Company's cash inflow consists primarily of premiums on insurance and annuity products, income from investments, repayments of investment principal, and sales of investments. The Company's cash outflow is primarily to pay out death benefits and other maturing insurance and annuity contract obligations, pay out on contract terminations, fund investment commitments, and pay normal operating expenses and taxes. Cash outflows are met from the normal net cash inflows.

The Company segments its general account business internally in order to better manage projected cash inflows and outflows within each segment defined to be an identifiable pool of assets. Targets for money market holdings are established for each segment, which in the aggregate meet the day to day cash needs of the Company. If greater liquidity is required, government issued bonds, which are highly liquid, are sold to provide necessary funds. Government and publicly traded bonds comprise 55.0% of the Company's long-term bond holdings.

Management believes that the Company's sources of liquidity are more than adequate to meet its anticipated needs.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net Income

Net income decreased by $52.0 million from $104.7 million to $52.7 million, for the nine months ended September 30, 1998 as compared to the same period in 1997.

Three factors primarily affected the decrease in net income period over period. First, a reorganization by the Company in December 1997 (discussed below) resulted in lower earnings from subsidiaries (by $30.7 million) and higher federal income taxes (by $33.0 million). Second, the growth in the Company's direct business, primarily its fixed/variable annuity products, resulted in higher net income, by approximately $10.1 million. (Increasing annuity account balances, resulting from both strong market performance and sales, has generated corresponding increases in annuity fee income.) Third, the effects of reinsurance arrangements with its ultimate parent, Sun Life Assurance Company of Canada ("SLOC"), resulted in higher net income of $1.6 million. These items are discussed in more detail below.

Income

Total income decreased by $161.6 million to $1,996.2 million for the first nine months of 1998. This decrease mainly reflected lower premiums and deposits, of $104.2 million, and lower net investment income of $65.2 million.

The reinsurance arrangements with SLOC had the effect of increasing income by approximately $13.7 million due to increased premiums of $8.0 million resulting from policyholders using dividends to purchase "paid-up additions" to their policies; and higher interest income of $5.8 million on the funds withheld in conjunction with the reinsurance arrangements.

With respect to the company's direct business, deposits from sales of the company's combination fixed/variable annuity products (net of annuitizations) declined by $126.8 million in the first nine months of 1998 compared to the same period in 1997, primarily as a result of lower deposits (approximately $173.0 million) into these products' dollar cost averaging ("DCA") programs. Under these programs, which were introduced in late 1996, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is exchanged to the variable portion of the contract in equal periodic installments. The Company believes the decline in DCA deposits in 1998, in part, has resulted from heightened competition, as other companies have introduced similar DCA programs within the past year. In early 1998, the Company took steps to diversify the marketing of its variable annuity business by offering variable annuity funds managed by a variety of non-affiliated managers. Premiums and annuity considerations increased by $22.0 million in the first nine months of 1998 compared to the same prior-year period partially as a result of the introduction of a new corporate owned life insurance product.

Net investment income decreased by $65.2 million period over period. This decrease mainly reflected lower interest income on bonds and mortgages of $31.6 million; and lower dividends from subsidiaries of $30.7 million. It also reflected higher interest expense on surplus notes and borrowed money (by $4.7 million).

The lower interest income on bonds and mortgages was a direct function of declining general account invested assets. As noted above, the Company expects that, absent other factors, the declining trend in general account invested assets will continue and will have a corresponding effect on interest income.

The decrease in dividends from subsidiaries resulted primarily from the reorganization, completed in December 1997, under which the Company transferred all of its outstanding shares of Massachusetts Financial Services Company ("MFS") to its parent, Life Holdco. As a result of this reorganization, the Company received no dividends from MFS in 1998, whereas in the first nine months of 1997, the Company received $33.1 million of dividends from MFS. Dividends from other subsidiaries, however, were higher by $2.4 million period over period.

The increase in interest expense on surplus notes and borrowed money reflected the higher surplus notes balance in 1998, resulting from the Company's issuance, in December 1997, of a $250.0 million surplus note. It also reflected interest expense related to the Company's $110 million note payable, issued in December 1997 and repaid in January 1998 to U.S. Holdco.

Benefits & Expenses

Benefits and expenses decreased by $149.8 million from $2,034.8 to $1,885.0 million for the nine-month period ended September 30, 1998 as compared to the same period in 1997.

Reinsurance arrangements with SLOC had the effect of increasing benefits and expenses by $5.4 million. This increase mainly reflected higher death benefits on reinsurance assumed of $4.4 million, resulting from the occurrence of a small number of relatively large claims during 1998.

With respect to direct business, the sum of death benefits, annuity payments, and surrender benefits and other fund withdrawals increased by $78.8 million. Partially offsetting this aggregate change was a greater decrease of $20.4 million in the liability for premium and other deposit funds in the first nine months of 1998 compared to the same period in 1997. These changes mainly reflected surrenders and withdrawals, primarily occurring in the first half of 1998, related to separate account contracts issued at least seven years previously, for which the surrender charge period has now expired.

Commissions decreased by $2.1 million reflecting the decrease in total sales of combination fixed/variable annuities. General insurance expenses and insurance taxes, licenses and fees, taken together, increased by $10.7 million. This increase mainly reflected increased investment in technology, both to support the growth of the Company's in-force business, particularly its fixed/variable annuities, and to assure that the Company's information systems are Year 2000 compliant. (See below.) Net transfers to the separate accounts decreased by $225.8 million due to the maturing block of annuity business and to the decrease in annuity sales period over period.

Federal Income Taxes

As a result of the reorganization by the Company in December 1997, certain subsidiary tax benefits are no longer available to the Company. Federal income taxes were $33.0 million higher in the first nine months of 1998 than in the same period in 1997.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net income

Net income decreased by $25.6 million from $43.1 million to $17.5 million, for the three months ended September 30, 1998 as compared to the same period in 1997.

Key factors affecting the decrease in net income period over period were: lower earnings from subsidiaries (by $11.0 million) and higher federal income taxes (by $23.8 million), mainly as a result of the Company's reorganization in December 1997; the growth in the Company's direct business, primarily its fixed/variable annuity products, resulting in higher net income (approximately $3.9 million); and the effects of reinsurance arrangements with SLOC, resulting in higher net income of $5.3 million. These items are discussed in more detail below.

Income

Total income increased by $18.9 million to $708.8 million for the third quarter of 1998 compared to the same period in 1997. This increase mainly reflected higher premiums and deposits of $42.3 million, partially offset by lower net investment income of $23.6 million.

With respect to the increase in premiums and deposits, annuity deposits increased by $37.7 million overall, mainly from higher deposits into variable accounts (approximately $50.0 million) while DCA deposits remained flat overall. Fixed annuity deposits were down by $10.7 million. Corporate owned life premiums were higher by $1.0 million quarter over quarter.

The reinsurance arrangements with SLOC had the effect of increasing income by approximately $6.2 million mainly due to increased premiums resulting from policyholders using dividends to purchase "paid-up additions" to their policies.

Net investment income decreased $23.6 million period over period. This decrease mainly reflected lower interest income on bonds and mortgages of $15.0 million; and lower earnings from subsidiaries of $11.0 million. Lower interest expense on surplus notes and borrowed money (by $2.9 million) partially offset these factors.

The lower interest income on bonds and mortgages was a direct function of declining general account invested assets. As noted above, the Company expects that, absent countervailing factors, the declining trend in general account invested assets will continue and will have a corresponding effect on interest income.

The decrease in dividends from subsidiaries resulted primarily from the reorganization, completed in December 1997, under which the Company transferred all of its outstanding shares of Massachusetts Financial Services Company ("MFS") to its parent, Life Holdco. As a result of this reorganization, the Company received no dividends from MFS in 1998. In the third quarter of 1997, the Company received $11.0 million of dividends from MFS.


Benefits & expenses

Benefits and expenses increased by $16.2 million to $664.3 million for the three-months ended September 30, 1998 as compared to the same period in 1997.

Reinsurance arrangements with SLOC had the effect of decreasing benefits and expenses by $2.1 million. This increase mainly reflected lower death and surrender benefits of $5.1 million on reinsurance assumed. The change in aggregate reserves for life policies, however, increased by $2.8 million reflecting growth in the underlying block of business.

With respect to direct business, the sum of death benefits, annuity payments, and surrender benefits and other fund withdrawals decreased by $16.7 million. However, more than offsetting this aggregate change was a lower decrease of $35.1 million in the liability for premium and other deposit funds in the third quarter of 1998 compared to the same period in 1997. Commissions increased by $2.3 million reflecting the increase in sales of combination fixed/variable annuities.

Federal Income Taxes

As a result of the reorganization by the Company in December 1997, certain subsidiary tax benefits are no longer available to the Company. Federal income taxes were $23.8 million higher in the third quarter of 1998 than in the same period in 1997.

Other

In October 1998, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Massachusetts Casualty Insurance Company to Centre Reinsurance Holdings, Ltd. This transaction is expected to be completed by or near year-end 1998, subject to regulatory approvals. This transaction is not expected to have a significant effect on the ongoing operations of the Company.

YEAR 2000 COMPLIANCE

During the fourth quarter of 1996, the Company began a comprehensive analysis of its information technology ("IT") and non-IT systems, including its hardware, software, data, data feed products, and internal and external supporting services, to address the ability of these systems to correctly process date calculations through the year 2000 and beyond. The Company created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company. This team, which works with dedicated personnel from all business units and with the legal and audit departments, reports directly to the Company's senior management on a monthly basis. In addition, the Company's Year 2000 project is periodically reviewed by internal and external auditors.

To date, relevant systems have been identified and their components inventoried, needed resolutions have been documented, timelines and project plans have been developed, remediation and testing are in process, and over 70% of Company applications have been certified as compliant. The Company's goal is to complete the majority of the effort by the end of 1998. However, a small number of tasks will be pushed into the first quarter of 1999 to accommodate testing of vendor upgrades not available until late 1998, re-testing interfaces once all systems are certified as compliant, and re-testing of mission critical functions.

In mid-1997, the project team contacted all key vendors to obtain either their certification for the products and services provided or their plan to make those products and services compliant. To date, approximately 90% of these vendors have responded, and the project team is in the process of reviewing these responses. In addition, the project team recently has opened communications with critical business partners, such as third-party administrators, investment property managers, investment mortgage correspondents, and others, with the goal that these partners will continue to be able to support the Company's objective of assuring Year 2000 compliance.

Non-IT applications will be tested in accordance with the Company's standard Year 2000 test strategy, including building security, HVAC systems, and other such systems. Compliant client server and mainframe environments have been built which allow for testing of critical dates such as December 31, 1999, January 1, 2000, February 28, 2000, February 29, 2000, and March 1, 2000 without impact to current production.

Although the Company expects all critical systems to be Year 2000 compliant before the end of 1999, there can be no assurance that this result will be completely achieved. Factors giving rise to this uncertainty include possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third-parties whose systems and operations affect the company, and other similar uncertainties. A possible worst-case scenario might include one or more of the Company's significant systems being non-compliant. Such a scenario could result in material disruption to the company's operations. Consequences of such disruptions could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and report accurate data to management, customers, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have a material impact on the Company's results of operations and financial position.

In order to mitigate the risks to the Company of material adverse operational or financial impacts from failure to achieve planned Year 2000 compliance, the Company has established contingency planning at the business unit and corporate levels. Each business unit has ranked its applications as being of high, medium or low business risk to ensure that the most critical are addressed first. The business units also have developed alternate plans of action where possible, and established dates for the alternate plans to be enacted. On the corporate level, the Company is in the process of enhancing its business continuation plan, by identifying minimum requirements for facilities, computing, staffing, and other factors; and it is developing a plan to support those requirements.

By year-end 1998, the Company expects to have expended, cumulatively, approximately $7 million on its Year 2000 effort, and it expects to incur a further $4.8 million on this effort in 1999.

CAUTIONARY STATEMENT

Statements by the Company in the Form 10-Q and in other contexts that are not historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These may include, among others, forward-looking statements relating to Year 2000 compliance, volume growth, market share, and financial goals. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, including but not limited to the following: (1) uncertainties relating to the ability of the Company to identify and address Year 2000 issues successfully and in a timely manner and at costs that are reasonably in line with the Company's estimates, and the ability of the Company's vendors, suppliers, other service providers, and customers to identify and address successfully their own Year 2000 issues in a timely manner; (2) heightened competition, particularly with respect to price, product features, and distribution capability, which could constrain growth and profitability in the Company's businesses; (3) significant changes in interest rates and market conditions; and (4) regulatory and legislative uncertainties and developments.

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

All of the Company's fixed interest investments are held for other than trading purposes and generally fixed interest rate liabilities are supported by well diversified portfolios of fixed interest investments including publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasuries, corporates, money market instruments, Mortgage Backed Securities. Credit risk is managed by the Company's underwriting standards which have resulted in high average quality portfolios. For example, the Company does not purchase below investment grade securities. Also, as a result of investment policy, there is no foreign currency, commodity or equity price risk exposure in the portfolios. However, changes in the level of domestic interest rates will impact the market value of fixed interest assets and liabilities. The management of interest rate risk exposure and immunization strategies are discussed below.

Immunization strategies which minimize the loss from wide fluctuations in interest rates are deployed in segments where the bulk of the liabilities arise from the sale of products containing interest rate guarantees for certain terms. These strategies are supported by investment and asset liability analytical software acquired from outside vendors. The significant features of the immunization framework include: an economic or market value basis for both assets and liabilities; an option pricing methodology; the use of effective duration and convexity to measure price sensitivity; the use of key rate durations (KRDs) to capture interest rate exposure to different parts of the yield curve and manage non-parallel curve movements; and active portfolio management, including the use of derivatives (e.g. interest rate swaps) for portfolio restructuring.

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

The Company's fixed interest investments had an aggregate fair value at September 30, 1998 of $2,844.1 million. A portion of the Company's general account liabilities of $3,254.2 million are categorized as financial instruments. The portion of the liabilities so categorized had a carrying value of $1,584.8 million and a fair value of $1,641.5 million at September 30, 1998. Using modeling and analytical software, the Company performed sensitivity analysis of its financial instruments at September 30, 1998. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decrease in the fair value of the Company's assets is estimated to be $118.8 million. A corresponding decrease in the fair value of the liabilities categorized as financial instruments is estimated to be $50.8 million at September 30, 1998.

PART II:  OTHER INFORMATION

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

                                     Sun Life Assurance Company of Canada U.S.)
                                                    (Registrant)


Date     November 13, 1998                 /s/ Ellen B. King
                                           --------------------------------
                                           Ellen B. King
                                           Secretary


Date     November 13, 1998                  /s/ Robert P. Vrolyk
                                            -------------------------------
                                            Robert P. Vrolyk
                                            Vice President and Actuary
                                            Chief Financial Officer