Form 10-K
period 1998-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 1999-04-01
CIK 745544

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended           Commission file numbers
                 DECEMBER 31, 1998                  2-99959, 33-29851,
                                                   33-31711, 33-41858,
                                                    33-43008, 33-58853
                                                      and 333-11699

                              -------------------

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          DELAWARE                          04-2461439
          ----------------------------------------     --------------------
              (State or other jurisdiction of            (I.R.S. Employer
               incorporation or organization)          Identification No.)

                ONE SUN LIFE EXECUTIVE PARK,
               WELLESLEY HILLS, MASSACHUSETTS                 02481
               -----------------------------             ---------------
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

                                      None
                                 --------------
                                (TITLE OF CLASS)
                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    Registrant has no voting stock outstanding held by non-affiliates.

    Registrant has 5,900 shares of common stock outstanding on March 30, 1999, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    Sun Life Assurance Company of Canada (U.S.) (the "Company") is a stock life insurance company incorporated under the laws of Delaware on January 12, 1970. Its Executive Office mailing address is One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, Tel. (781) 237-6030. It has obtained authorization to do business in 48 states, the District of Columbia and Puerto Rico and it is anticipated that it will be authorized to do business in all states except New York. The Company's wholly-owned subsidiaries include Sun Life Insurance and Annuity Company of New York, which issues individual fixed and variable annuity contracts and group life and long-term disability insurance in New York; Sun Life of Canada (U.S.) Distributors, Inc. (formerly Sun Investment Services Company), a registered broker-dealer and investment adviser; Clarendon Insurance Agency, Inc., a registered broker-dealer; New London Trust, F.S.B., a federally chartered savings bank; Sun Life Financial Services Limited which serves as the marketing administrator for the distribution of certain offshore products of Sun Life Assurance Company of Canada; Sun Life of Canada (U.S.) SPE 97-1 organized for the purpose of engaging in activities incidental to securitizing mortgage loans and Sun Capital Advisers, Inc., a registered investment adviser. On September 28, 1998 the Company formed Sun Life Information Services Ireland Ltd. as an offshore technology center for the purpose of completing systems projects for affiliates. Other wholly-owned subsidiaries which are currently inactive include Sun Benefit Services Company Inc. and Sun Life Finance Corporation.

    On February 5, 1999, the Company finalized the sale of Massachusetts Casualty Insurance Company, a wholly-owned subsidiary that issued only individual disability insurance contracts, to Centre Solutions (U.S.) Limited, a wholly-owned subsidiary of Centre Reinsurance Holdings Limited for approximately $34 million. The impact of this sale to the ongoing operations of the Company is not expected to be material.

    Effective May 1, 1997, the Company became a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco"). On December 18, 1997, Life Holdco became a wholly-owned subsidiary of the Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc. ("US Holdco"). US Holdco is a wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada. SLOC is a mutual life insurance company incorporated pursuant to a Special Act of Parliament of Canada in 1865 and currently transacts business in all of the Canadian provinces and territories, all states except New York, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, and Indonesia.

    Prior to December 24, 1997, the Company owned 93.6% of the outstanding shares of Massachusetts Financial Services Company ("MFS"). On December 24, 1997, the Company transferred all of its shares of MFS to its parent, Life Holdco, in the form of a dividend. On December 31, 1997, the Company purchased all of the outstanding shares of Clarendon Insurance Agency, Inc. from MFS.

    On January 27, 1998, SLOC announced that its Board of Directors requested management world-wide to develop a plan to convert from a mutual life insurance company into a publicly traded stock company through demutualization worldwide. Management has put in place a full time task force which, together with a worldwide team of actuarial, financial and legal advisers, has begun work. The Board will decide later this year whether to proceed with demutualization, following the completion of the plan. Demutualization would require regulatory and policyholder approval. Based on information known to date, the potential demutualization of SLOC is not expected to have any significant impact on the Company.

GENERAL

    The Company is engaged in the sale of individual variable life insurance and individual and group fixed and variable annuities. These contracts are sold in both the tax qualified and non-tax qualified markets. These products are distributed through individual insurance agents, insurance brokers and broker-dealers.

    The following table sets forth premiums and deposits by major product categories for each of the last three years. See notes to financial statements for industry segment information.

                                                                            1998          1997          1996
                                                                        ------------  ------------  ------------
                                                                                     (IN THOUSANDS)
Individual insurance products                                           $    155,907  $    204,671  $    207,845
Retirement products                                                     $  2,194,895  $  2,204,693  $  1,834,327
                                                                        ------------  ------------  ------------
                                                                        $  2,350,802  $  2,409,364  $  2,042,172
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

REINSURANCE

    The Company has agreements with SLOC which provide that SLOC will reinsure the mortality risks of the individual life insurance contracts previously sold by the Company. Under these agreements basic death benefits and supplementary benefits are reinsured on a yearly renewable term basis and coinsurance basis, respectively. Reinsurance transactions under these agreements in 1998 had the effect of decreasing net income from operations by $2,128,000.

    Effective January 1, 1991 the Company entered into an agreement with SLOC under which certain individual life insurance contracts issued by SLOC were reinsured by the Company on a 90% coinsurance basis. Also effective January 1, 1991 the Company entered into an agreement with SLOC which provides that SLOC will reinsure the mortality risks in excess of $500,000 per policy for the individual life insurance contracts assumed by the Company in the reinsurance agreement described above. Death benefits are reinsured on a yearly renewable term basis. The life reinsurance assumed agreement requires the reinsurer to withhold funds in an amount equal to the reserves assumed. These agreements had the effect of increasing income from operations by approximately $24,579,000 for the year ended December 31, 1998. The Company terminated these agreements, effective October 1, 1998 resulting in an increase in income from operations of $65,679,000 which included a cash settlement.

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

INVESTMENTS

    Of the Company's total assets of $16.9 billion at December 31, 1998, 82.7% consisted of unitized and non-unitized separate account assets, 10.4% were invested in bonds and similar securities, 3.2% in mortgages, 0.7% in subsidiaries, 0.6% in real estate, and the remaining 2.4% in cash and other assets.

COMPETITION

    The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. According to a 1998 statistical study, published by A.M. Best, the Company ranked 37th among North American life insurance companies based upon total assets as of December 31, 1997. Its ultimate parent company, SLOC, ranked

21st. A.M. Best has assigned the Company and SLOC its highest classification, A++, as of December 31, 1997. Standard & Poor's and Duff & Phelps each have assigned the Company and SLOC their AAA rating, their highest ratings for insurer financial strength and claims-paying ability, respectively. Moody's Investor Service, Inc. has assigned the Company an unsolicited rating of Aa2 for financial strength, which is their third highest rating level.

EMPLOYEES

    The Company and SLOC have entered into a service agreement which provides that the latter will furnish the Company, as required, with personnel as well as certain services and facilities on a cost reimbursement basis. As of December 31, 1998 the Company had 407 direct employees who are employed at its Principal Executive Office in Wellesley Hills, Massachusetts and its Retirement Products & Services Division in Boston, Massachusetts.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted by the Company to a vote of security holders during the three months ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.; there is no market for its common stock.

    During 1998 the Company declared and paid $50,000,000 in dividends to its parent, Life Holdco.

    On December 24, 1997, the Company transferred all of its shares of MFS to its parent, Life Holdco, in the form of a dividend valued at $159,722,000.

    No dividends were paid in 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     FOR THE YEARS ENDED DECEMBER 31
                                                     ---------------------------------------------------------------
                                                        1998         1997         1996         1995         1994
                                                     -----------  -----------  -----------  -----------  -----------
                                                                             (IN THOUSANDS)
 Revenues
   Premiums, annuity deposits and other revenue      $ 2,581,463  $ 2,623,629  $ 2,215,322  $ 1,883,901  $ 1,997,525
   Net investment income and realized gains              187,208      298,121      310,172      315,966      312,583
                                                     -----------  -----------  -----------  -----------  -----------
                                                       2,768,671    2,921,750    2,525,494    2,199,867    2,310,108
                                                     -----------  -----------  -----------  -----------  -----------
 Benefits and expenses
   Policyholder benefits                               2,416,950    2,579,104    2,232,528    1,995,208    2,102,290
   Other expenses                                        214,607      206,065      175,342      150,937      186,892
                                                     -----------  -----------  -----------  -----------  -----------
                                                       2,631,557    2,785,169    2,407,870    2,146,145    2,289,182
                                                     -----------  -----------  -----------  -----------  -----------
 Operating gain                                          137,114      136,581      117,624       53,722       20,926
 Federal income tax expense (benefit)                     11,713        7,339       (5,400)      17,807       19,469
                                                     -----------  -----------  -----------  -----------  -----------
 Net income                                          $   125,401  $   129,242  $   123,024  $    35,915  $     1,457
                                                     -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------
 Assets                                              $16,902,621  $15,925,357  $13,621,952  $12,359,683  $10,117,822
                                                     -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------
 Surplus notes                                       $   565,000  $   565,000  $   315,000  $   650,000  $   335,000
                                                     -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------

See Item 1 for the effect of the reinsurance agreements on net income.

See Note 1 to financial statements for changes in accounting principles and reporting.

See discussion in Management's Discussion and Analysis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
OPERATIONS.

CAUTIONARY STATEMENT

    This Form 10-K includes forward looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, Year 2000 compliance, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

- The Company's ability to identify and address Year 2000 issues successfully, in a timely manner, and at reasonable cost. They also may concern the ability of the Company's vendors, suppliers, other service providers, and customers to successfully address their own Year 2000 issues in a timely manner.

- Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

- Changes in interest rates and market conditions.

- Regulatory and legislative developments.

- Developments in consumer preferences and behavior patterns.

RESULTS OF OPERATIONS

NET INCOME

    Net income decreased by $3.8 million to $125.4 million in 1998, reflecting an increase of $22.5 million in income from operations and a decrease of $26.3 million in net realized capital gains. (In the following discussion, "income from operations" refers to the statutory statement of operations line item, net gain from operations after dividends to policyholders and federal income tax and before realized capital gains.)

    Income from operations increased from $102.5 million in 1997 to $125.0 million in 1998, mainly as a result of the following factors:

- A $16.7 million increase, to $31.4 million in 1998, in the income from operations from the Company's Retirement Products and Services segment. (This is discussed in the "Retirement Products and Services Segment" section below.)

- The effect of terminating certain reinsurance agreements with the Company's ultimate parent. The termination of these agreements was the predominant factor in the $71.1 million increase in income from operations for the Company's Individual Insurance segment.

- The effects of the Company's December 1997 reorganization (described in the "Corporate & Other Segment" section below), as a result of which MFS was no longer a subsidiary of the Company. As a result of this reorganization, dividends from subsidiaries were lower in 1998 than in 1997 and certain subsidiary tax benefits were no longer available to the Company. Also affecting income from operations for the Corporate segment in 1998 was that income earned on the proceeds of a December 1997 issuance of a $250 million surplus note was lower than the related interest expense.

    Net realized capital gains decreased from $26.7 million in 1997 to $0.4 million in 1998. This change also reflected the Company's reorganization, as a result of which the Company had a realized capital gain of $21.2 million in 1997.

    Net income increased by $6.2 million to $129.2 million in 1997, as compared to 1996 reflecting a decrease of $15.6 million in income from operations and an increase of $21.8 million in net realized capital gains.

    Income from operations decreased from $118.2 million in 1996 to $102.5 million in 1997, mainly as a result of the following factors:

- A $7.6 million decrease, to $14.7 million, in income from operations from the Company's Retirement Products and Services segment. (This is discussed in the "Retirement Products and Services Segment" section below.)

- An increase of $6.5 million, compared to 1996, in the effects of the reinsurance arrangements between the Company and its ultimate parent.

- A decrease, by approximately $9 million, in dividends from subsidiaries, as well as higher taxes and expenses in the Corporate segment.

    As noted above, the $21.9 million increase in net realized capital gains, from $4.8 million in 1996 to $26.7 million in 1997, was caused mainly by the December 1997 company reorganization, as a result of which the Company had a realized capital gain of $21.2 million in 1997.

INCOME FROM OPERATIONS BY SEGMENT

    The Company's income from operations reflects the operations of its three business segments: the Retirement Products and Services segment, the Individual Insurance segment and the Corporate segment. The following table provides a summary.

                       Income from Operations by Segment*
                                ($ in millions)

                                                                                                          % CHANGE
                                                                                                 --------------------------
                                                                  1998       1997       1996      1998/1997     1997/1996
                                                                ---------  ---------  ---------  ------------  ------------
Individual Insurance                                                 89.1       18.0       11.5       395.0%         56.5%
Retirement Products and Services                                     31.4       14.7       22.3       113.6%        (34.1)%
Corporate                                                             4.5       69.8       84.4       (93.6)%       (17.3)%
                                                                ---------  ---------  ---------       -----         -----
                                                                    125.0      102.5      118.2        22.0%        (13.3)%
                                                                ---------  ---------  ---------       -----         -----
                                                                ---------  ---------  ---------       -----         -----

*Before realized capital gains

    These results are discussed more fully below.

RETIREMENT PRODUCTS AND SERVICES SEGMENT

    The Retirement Products and Services segment focuses on the savings and retirement needs of those preparing for retirement or those who have already retired. It primarily markets to upscale consumers in the U.S., selling individual and group fixed and variable annuities. Its major product lines, "Regatta" and "Futurity," are combination fixed/variable annuities. In these combination annuities, contract holders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contract holder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta are managed by MFS, an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., a subsidiary of the Company.

    The Company distributes these annuity products through a variety of channels. For the Regatta products, about half are sold through securities brokers; a further one-fourth through financial institutions, and the remainder through insurance agents and financial planners. The Futurity products, introduced in February 1998, are distributed through a dedicated wholesaler network, including Sun Life of Canada (US) Distributors, Inc., that services similar distribution channels.

    Although new pension products are not currently sold, there has been a substantial block of group retirement business in-force, including guaranteed investment contracts ("GICs"), pension plans and group annuities. A significant portion of these pension contracts are non-surrenderable, with the result that the Company's liquidity exposure is limited. GICs were marketed directly in the U.S. through independent managers. In 1997, the Company decided to no longer market group pension and GIC products.

    Following are the major factors affecting the Retirement Products and Services segment results compared to the prior year.

1998 COMPARED TO 1997:

- A SHIFTING PATTERN IN SALES. Annuity deposits declined by about $27 million, or 1%, to $2.2 billion in 1998. Fixed annuity account deposits were lower by approximately 7% in 1998, while deposits into variable annuity accounts have been increasing in total and as a proportion of total annuity deposits. These trends reflected market conditions and competitive factors.

    Deposits into the Dollar Cost Averaging (DCA) programs, a feature of the Company's combination fixed/variable annuity products, were a significant element of account deposits. Under these programs, which were redesigned in late 1996, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is systematically transferred to the variable portion of the contract in equal periodic installments. DCA deposits overall were flat in 1998 compared to 1997. This pattern resulted, in part, from heightened competition, as other companies introduced similar DCA programs within the past year. During the 4th quarter of 1998, the Company introduced a higher DCA rate and a new six-month DCA program. DCA deposits for that quarter were higher, compared to the preceding 1998 quarters.

    An increase in variable account deposits in 1998 reflected both the continuing strong growth in equity markets generally and the continuing strong performance of the investment funds underlying the Company's variable annuity products. The continuing strong equity markets, low interest rate environment, and demographic trends, among other factors, have increased the demand and market for wealth accumulation products in the U.S., particularly for variable annuities. These factors have contributed to the growth in the Company's variable account deposits in 1998, despite heightened competition.

    The Company introduced its Futurity line of products in February 1998. Related deposits represented about 6% of the total for the Retirement Products and Services segment in 1998, reflecting this recent introduction. The Company expects that sales for the Futurity product will continue to increase in the future, based on its beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity; that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and that the marketplace will respond favorably to future introductions of new Futurity products and product enhancements.

- HIGHER FEE INCOME RESULTING FROM HIGHER VARIABLE ANNUITY ACCOUNT BALANCES. The main factors driving this growth in account balances have been market appreciation and net deposit activity. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts. Fee income increased by approximately $43 million, or 39%, in 1998.

- WHILE THERE HAS BEEN A SHIFT TO VARIABLE ACCOUNTS FROM THE GENERAL ACCOUNT, NET INVESTMENT INCOME HAS DECLINED. Net investment income reflects only income earned on invested assets of the general account. In 1998, net investment income for the Retirement Products and Services segment decreased by about $40 million, or 20%, compared to 1997, mainly as a result of the decline in average invested assets in the Company's general account. This decline in average general account assets mainly reflected the shift in deposits in recent years from the fixed account to variable accounts. It also reflected the Company's decision in 1997 to no longer market group pension and GIC products.

- LOWER POLICYHOLDER BENEFITS, MAINLY REFLECTING LOWER SURRENDER ACTIVITY COMPARED TO 1997. During 1997 and into the first half of 1998, surrender and withdrawal activity was high. This activity primarily related to a block of separate account contracts that had been issued seven or more years previously and for which the surrender charge periods had expired. While variable account surrenders have continued to rise, general account surrenders have declined. As a result of this pattern of activity, policyholder benefits (of which surrenders and withdrawals, the related changes in the liability for premium and other deposit funds, and related separate account transfers are the major elements) increased in 1997 and were lower in 1998. The company expects that as the separate account block of business continues to grow, and as a higher proportion of it is no longer subject to surrender charges, surrenders will tend to increase.

- INVESTMENTS IN TECHNOLOGY AND INFRASTRUCTURE TO ENHANCE ANNUITY OPERATIONS. As a result of these investments, operational expenses increased by approximately $12 million, or 25%, in 1998 compared to 1997. These increases reflected three main factors:

    - Higher volumes of annuity business, requiring greater administrative support. The Company expects that increases in the volume of its annuity business will continue to have a similar effect on expenses in the near term.

    - Improvements to the computer systems and technology that support the annuity business. These improvements involved information systems supporting the growth of the Company's in-force business, particularly its combination fixed/variable annuities. The Company expects to continue to invest in its systems and technology in the future. The extent and nature of these investments will depend on the Company's assessments of the relative costs and benefits of given projects.

    - Costs associated with the product design and implementation of the new Futurity multi-manager annuity product and the development of a new product within the Regatta product line. The Company expects to continue to invest in further product enhancements in the future.

1997 COMPARED TO 1996:

- STRONG FIXED ACCOUNT DEPOSITS. Fixed account deposits in 1997 were approximately $650 million, or 240%, higher than in 1996. This increase resulted mainly from the Company's redesign of its DCA programs in late 1996. The Company benefited at the time from the popularity of its DCA program features and from the absence of major competitors offering similar features.

- IN 1997, VARIABLE ANNUITY DEPOSITS WERE ABOUT $200 MILLION, OR 16%, LOWER THAN IN 1996. THIS TREND REFLECTED HEIGHTENED COMPETITION, UNCERTAINTIES IN THE MARKETPLACE REGARDING THE ATTRACTIVENESS OF VARIABLE ANNUITIES, AND CUSTOMER PREFERENCES FOR DEPOSITING INTO THE DCA PROGRAMS RATHER THAN DIRECTLY INTO THE VARIABLE ACCOUNTS.

- HIGHER FEE INCOME RESULTING FROM HIGHER VARIABLE ANNUITY ACCOUNT BALANCES. The main factors driving this growth in account balances were market appreciation and net deposit activity. This growth generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts.

- DECLINING GENERAL ACCOUNT BALANCES, RESULTING IN DECLINING NET INVESTMENT INCOME. In 1997, net investment income for the Retirement Products and Services segment decreased by about 16%, mainly as a result of a decline in average invested assets in the Company's general account. This decline in average general account assets mainly reflected the Company's decision in 1997 to no longer market group pension and GIC products.

- HIGHER POLICYHOLDER BENEFITS, MAINLY REFLECTING HIGH SURRENDER ACTIVITY IN 1997. As noted above, surrender and withdrawal activity was high in 1997. This activity primarily related to a block of separate account contracts that had been issued seven or more years previously and for which the surrender charge period had expired. As a result of this pattern of activity, policyholder benefits (of which surrenders and withdrawals, the related changes in the liability for premium and other deposit funds, and related separate account transfers are the major elements) were unusually high in 1997 compared to 1996.

- HIGHER COMMISSIONS. Commissions increased by approximately $22 million, or 20%, in 1997, directly reflecting higher sales of combination fixed/variable annuity products in 1997 compared to 1996.

- HIGHER OPERATIONAL EXPENSES. Operational expenses increased by approximately $5 million, or 13%, as a result of the additional staffing needed to administer higher volumes of business and because of non-recurring costs of moving the Retirement Products and Services operations to a new facility.

INDIVIDUAL INSURANCE SEGMENT

    The Individual Insurance segment comprises two main elements, internal reinsurance and variable life products.

INTERNAL REINSURANCE

    In recent years, the Company has had various reinsurance agreements with its ultimate parent, SLOC. In some of these arrangements, SLOC has reinsured the mortality risks of individual life policies sold in prior years by the Company. In another agreement, which became effective January 1, 1991 and terminated October 1, 1998, the Company reinsured certain individual life insurance contracts issued by SLOC. The latter agreement had a significant effect on net income in both 1997 and 1998. The former agreements, in the aggregate, also affected net income in those years, but to a much lesser extent. The effects of these agreements on the Company's net income are summarized in the following table.

   INTERNAL REINSURANCE-EFFECT ON INCOME FROM OPERATIONS BEFORE INCOME TAXES
                                ($ IN MILLIONS)

                                                                             1998       1997       1996
                                                                           ---------  ---------  ---------
1991 Agreement
  Effect on operations                                                     $    24.6  $    37.1  $    35.2
  Effect of termination                                                         65.7
Other Agreements
  Effect on operations                                                          (2.1)      (1.4)      (1.6)
                                                                           ---------  ---------  ---------
Total                                                                      $    88.2  $    35.7  $    33.6
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Because the 1991 agreement was in effect only through the first nine months of 1998, related net income was correspondingly lower in 1998 than in 1997. Also contributing to the lower 1998 net income from operations from this agreement were proportionately higher death claims in 1998. The effect of terminating this agreement was to further increase 1998 net income by $65.7 million. Neither the net income effect of this agreement's operations nor that of its termination will recur. The termination-related increase in 1998 represents a reasonable approximation of the value of the stream of future earnings that the agreement would have generated had it not been terminated.

VARIABLE LIFE PRODUCTS

    This business includes the sale of individual variable life insurance products, primarily the Company's variable universal life product for the company-owned life insurance ("COLI") market. This product was introduced in late 1997. The Company expects the variable life business to grow and become more significant in the future.

CORPORATE SEGMENT

    This segment includes the capital of the Company, its investments in subsidiaries and items not otherwise attributable to either the Retirement Products and Services and Individual Insurance segments. In 1998, income from operations decreased by $65.3 million to $4.5 million for this segment. This decrease reflected two main factors:

- Dividends from subsidiaries were lower than in 1997 by $37.5 million. This decrease mainly resulted from a December 1997 reorganization, in which the Company transferred its ownership of MFS to its parent company. As a result of this reorganization, the Company received no dividends from MFS in 1998. By comparison, it received $33.1 million of MFS dividends in 1997.

- Net investment income other than dividends from subsidiaries, was lower than in 1997 by $5.9, reflecting the effect of the Company's December 1997 issuance of a $250 million surplus note to its upstream holding company. Interest expense exceeded investment earnings on the related funds.

    In 1997, income from operations for this segment decreased by $14.6 million to $69.8 million. This decrease mainly reflected a decrease, by approximately $9 million, in dividends from subsidiaries. It also reflected higher taxes and expenses.

FINANCIAL CONDITION & LIQUIDITY

ASSETS

    The Company's total assets comprise those held in its general account and those held in its separate accounts. General account assets support general account liabilities. Separate accounts and their assets are of two main types:

    - Those assets held in a "fixed" separate account, which the Company established for amounts that contract holders allocate to the fixed portion of their combination fixed/variable deferred annuity contracts. Fixed separate account assets are available to fund general account liabilities and general account assets are available to fund the liabilities of this fixed separate account. The Company manages the assets of this fixed separate account according to general account investment policy guidelines.

    - Those assets held in a number of registered and non-registered "variable" separate accounts as investment vehicles for the Company's variable life and annuity contracts. Policyholders may choose from among various investment options offered under these contracts according to their individual needs and preferences. Policyholders assume the investment risks associated with these choices. General account and fixed separate account assets are not available to fund the liabilities of these variable accounts.

    The following table summarizes significant changes in asset balances during 1998 and 1997. The changes are discussed below.

                                                                 ASSETS                           % CHANGE
                                                     1998         1997         1996       1998/1997     1997/1996
                                                  -----------  -----------  -----------  ------------  ------------
                                                             ($ IN MILLIONS)
General account assets                            $   2,932.2  $   4,513.5  $   4,593.9       (35.0)%       (1.75)%
Fixed separate account assets                         2,195.6      2,343.9      2,108.8        (6.3)%       11.15%
                                                  -----------  -----------  -----------       -----        ------
                                                  $   5,127.8  $   6,857.4  $   6,702.7       (25.2)%        2.31%
Variable separate account assets                     11,774.8      9,068.0      6,919.2        29.9%        31.06%
                                                  -----------  -----------  -----------       -----        ------
Total assets                                      $  16,902.6  $  15,925.4  $  13,621.9         6.1%        16.91%
                                                  -----------  -----------  -----------       -----        ------
                                                  -----------  -----------  -----------       -----        ------

    General account and fixed separate account assets, taken together, decreased by 25% in 1998; but variable separate account assets increased by 30% that year. In 1997, growth in the general account and fixed separate account was low; variable separate account assets increased by 31%. This growth in variable accounts relative to the general and fixed accounts reflects two main factors: appreciation of the funds held in the variable separate accounts has exceeded that of the funds held in the general and fixed separate accounts; and annuity deposits into variable accounts have increased, while annuity deposits into fixed accounts have slowed. The Company believes this pattern has reflected a shift in the preferences of policyholders, which is largely attributable to the strong performance of equity markets in general and of the Company's variable account funds in particular.

    The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash and invested assets, which represented 98.7% of general account assets at year-end 1998. Major types of invested asset holdings included bonds, mortgages, real estate and common stock. The Company's bond holdings comprised 60.9% of the Company's portfolio at year-end 1998. Bonds included both public and private issues. It is the Company's policy to acquire only investment-grade securities. As a result, the overall quality of the bond portfolio is high. At year-end 1998, only 5.3% were rated below-investment-grade; i.e., they had National Association of Insurance Commissioners ("NAIC") ratings lower than "1" or "2." The Company's mortgage holdings amounted to $535.0 million at year-end 1998, representing 18.5% of the total portfolio. All mortgage holdings at year-end 1998 were in good standing. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At year-end 1998, investment real estate amounted to $78.0 million, representing about 2.7% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Common stock holdings amounted to $128.4 million, representing about 4.4% of the portfolio. These holdings comprised the Company's ownership shares in subsidiaries.

    Other general account assets decreased by $1,021.4 million in 1998. This change primarily reflected the effect of terminating the internal reinsurance agreement with the Company's ultimate parent, discussed in "Internal Reinsurance," above.

LIABILITIES

    As with assets, the proportion of variable separate account liabilities to total liabilities has been increasing. Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds. The Company expects the declining trend in general account liabilities to continue, because it believes that net maturities will continue to exceed sales for the fixed contracts associated with these liabilities. This trend stems mainly from the Company's 1997 decision to discontinue selling group pension and GIC contracts and to focus its marketing efforts on its combination fixed/variable annuity products.

    In December 1997, the Company borrowed $110.0 million from Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc. ("U.S. Holdco"), an upstream holding company. The Company repaid this note during the first quarter of 1998.

    The termination of the internal reinsurance agreement discussed above resulted in a $1.0 billion decrease in liabilities as compared to 1997.

CAPITAL MARKETS RISK MANAGEMENT

    See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in this Annual Report on Form 10-K for a discussion of the Company's capital markets risk management.

CAPITAL RESOURCES

CAPITAL ADEQUACY

    The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies sets capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital at year-end 1998.

LIQUIDITY

    The Company's liquidity requirements are generally met by funds from operations. The Company's main uses of funds are to pay out death benefits and other maturing insurance and annuity contract obligations; to make pay-outs on contract terminations; to purchase new investments; to fund new business ventures; and to pay normal operating expenditures and taxes. The Company's main sources of funds are premiums and deposits on insurance and annuity products; proceeds from the sale of investments; income from investments; and repayments of investment principal.

    In managing its general account and fixed separate account assets in relation to its liabilities, the Company has segmented these assets by product or by groups of products. The Company manages each segment's assets based on an investment policy that it has established for that segment. Among other matters, this investment policy considers liquidity requirements and provides cash flow estimates. The Company reviews these policies quarterly.

    The Company's liquidity targets are intended to enable it to meet its day-to-day cash requirements. On a quarterly basis, the Company compares its total "liquifiable" assets to its total demand liabilities. Liquifiable assets comprise cash and assets that could quickly be converted to cash should the need arise. These assets include short-term investments and other current assets and investment-grade bonds. The Company's policy is to maintain a liquidity ratio in excess of 100%, and it did so throughout 1998. Based on its ongoing liquidity analyses, the Company believes that its available liquidity is more than sufficient to meet its liquidity needs.

OTHER MATTERS

DEMUTUALIZATION

    On January 27, 1998, SLOC announced that its Board of Directors requested management world-wide to develop a plan to convert from a mutual life insurance company into a publicly traded stock company through demutualization worldwide. Management has put in place a full time task force which, together with a worldwide team of actuarial, financial and legal advisers, has begun work. The Board will decide later this year whether to proceed with demutualization, following the completion of the plan. Demutualization would require regulatory and policyholder approval. Based on information known to date, the potential demutualization of SLOC is not expected to have any significant impact on the Company.

YEAR 2000 COMPLIANCE

    During the fourth quarter of 1996, the Company, its ultimate parent and affiliates began a comprehensive analysis of its information technology ("IT") and non-IT systems, including its hardware, software, data, data feed products, and internal and external supporting services, to address the ability of these systems to correctly process date calculations through the year 2000 and beyond. The Company created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company This team, which works with dedicated personnel from all business units and with the legal and audit departments, reports directly to the Company's senior management on a monthly basis. In addition, the Company's Year 2000 project is periodically reviewed by internal and external auditors.

    To date, relevant systems have been identified and their components inventoried, needed resolutions have been documented, timelines and project plans have been developed, and remediation and testing are in process. Over 90% of the components have been remediated, tested and are certified as Year 2000 compliant. The majority of the remaining components are in the testing phase and are expected to be certified over the course of this year.

    In mid-1997, the project team contacted all key vendors to obtain either their certification for the products and services provided or their plan to make those products and services compliant. Approximately 95% of these vendors have responded and the project team has reviewed the responses and validated and conducted tests with the vendors where appropriate. In addition, the project team continues to work with critical business partners, such as third-party administrators, investment property managers, investment mortgage correspondents, and others, with the goal that these partners will continue to be able to support the Company's objective of assuring Year 2000 compliance.

    Non-IT applications, including building security, HVAC systems, and other such systems, will be tested. Compliant client server and mainframe environments have been built which allow for testing of critical dates such as December 31,1999, January 1, 2000, February 28, 2000, February 29, 2000 and March 1, 2000
without impact to current production.

    Although the Company expects all critical systems to be Year 2000 compliant before the end of 1999, there can be no assurance that this result will be achieved. Factors giving rise to this uncertainty include possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third-parties whose systems and operations affect the Company, and other similar uncertainties. A possible worst-case scenario might include one or more of the Company's significant systems being non-compliant. Such a scenario could result in material disruption to the Company's operations. Consequences of such disruptions could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and report accurate data to customers, management, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have a material impact on the Company's results of operations and financial position.

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

    As of year-end 1998, the Company expended, cumulatively, approximately $4.2 million on its Year 2000 effort, and it expects to incur a further $1.3 million on this effort in 1999.

SALE OF SUBSIDIARY

    In February 1999, the Company completed the sale of its wholly-owned subsidiary, Massachusetts Casualty Insurance Company (MCIC) to Centre Solutions (U.S.) Limited, a wholly-owned subsidiary of Centre Reinsurance Holdings, Limited for approximately $34 million. MCIC sold individual disability insurance throughout the U.S. This transaction is not expected to have a significant effect on the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    This discussion covers market risks associated with investment portfolios that support the Company's general account liabilities. This discussion does not cover market risks associated with those investment portfolios that support separate account products. For these products, the policyholder, rather than the Company, assumes these market risks.

GENERAL

    The assets of the general account are available to support general account liabilities. For purposes of managing these assets in relation to these liabilities, the company notionally segments these assets by product or by groups of products. The Company manages each segment's assets based on an investment policy that it has established for that segment. The policy covers the segment's liability characteristics and liquidity requirements, provides cash flow estimates, and sets targets for asset mix, duration, and quality. Each quarter, investment and business unit managers review these policies to ensure that the policies remain appropriate, taking into account each segment's liability characteristics.

TYPES OF MARKET RISKS

    The Company's stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's policy, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company assumes no foreign currency or commodity risk; nor does it assume equity price risk except to the extent that it holds real estate in its portfolios. (At year-end 1998, investment real estate holdings represented approximately 3% of its total general account portfolio.) The management of interest rate risk exposure is discussed below.

INTEREST RATE RISK MANAGEMENT

    The Company's fixed interest rate liabilities are primarily supported by well diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of these fixed interest investments are held for other than trading purposes and can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities (MBS) and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's policy is to limit MBS holdings to less than 10% of total portfolio assets. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches.

    Changes in the level of domestic interest rates affect the market value of fixed interest assets and liabilities. Segments whose liabilities mainly arise from the sale of products containing interest rate guarantees for certain terms are sensitive to changes in interest rates. In these segments, the Company uses "immunization" strategies, which are specifically designed to minimize the loss from wide fluctuations in interest rates. The Company supports these strategies using analytical and modeling software acquired from outside vendors.

    Significant features of the Company's immunization models include:

    - an economic or market value basis for both assets and liabilities;

    - an option pricing methodology;

    - the use of effective duration and convexity to measure interest rate sensitivity;

    - the use of "key rate durations" to estimate interest rate exposure at different parts of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

    The Company's Interest Rate Risk Committee meets monthly. After reviewing duration analyses, market conditions and forecasts, the Committee develops specific asset management strategies for the interest-sensitive portfolios. These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between the liabilities and related assets of particular segments. The Company manages these mismatches to a tolerance range of plus or minus 0.5.

    Asset strategies may include the use of Treasury futures or interest rate swaps to adjust the duration profiles for particular portfolios. All derivative transactions are conducted under written operating guidelines and are marked to market. Total positions and exposures are reported to the Board of Directors on a monthly basis. The counterparties to hedging transactions are major highly rated financial institutions, with respect to which the risk of the Company's incurring losses related to credit exposures is considered remote.

    Liabilities categorized as financial instruments and held in the Company's general account at December 31, 1998 had a fair value of $1,538.3 million. Fixed income investments supporting those liabilities had a fair value of $2,710.1 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 1998. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $46.3 million and the corresponding assets would show a net decrease of $113.2 million.

    By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 1997 had a fair value of $1,986.4 million. Fixed income investments supporting those liabilities had a fair value of $3,276.2 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 1997. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $56.0 million and the corresponding assets would show a net decrease of $108.0 million.

    The Company produced these estimates using computer models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models' estimates of duration and market values may not reflect what actually will occur. The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results. The Company believes that this limitation is one of conservatism; that is, it will tend to cause the models to produce estimates that are generally worse than one might actually expect, all other things being equal.

    Based on its processes for analyzing and managing interest rate risk, the Company believes its exposure to interest rate changes will not materially affect its near-term financial position, results of operations, or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements, in the form required by Regulation S-X, are set forth below. The Company is not subject to the requirement to file supplementary financial data specified by Item 302 of Regulation S-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
CAPITAL STOCK AND SURPLUS
DECEMBER 31, 1998 AND 1997 (IN THOUSANDS)

                                                                                   1998            1997
                                                                              --------------  --------------
ADMITTED ASSETS
    Bonds                                                                     $    1,763,468  $    1,910,699
    Common stocks                                                                    128,445         117,229
    Mortgage loans on real estate                                                    535,003         684,035
    Properties acquired in satisfaction of debt                                       17,207          22,475
    Investment real estate                                                            78,021          78,426
    Policy loans                                                                      41,944          40,348
    Cash and short-term investments                                                  265,226         544,418
    Other invested assets                                                             64,177          55,716
    Life insurance premiums and annuity considerations due and uncollected                --           9,203
    Investment income due and accrued                                                 35,706          39,279
    Federal income tax recoverable and interest thereon                                1,110              --
    Receivable from parent, subsidiaries and affiliates                                   --          27,136
    Funds withheld on reinsurance assumed                                                 --         982,653
    Other assets                                                                       1,928           1,842
                                                                              --------------  --------------
    General account assets                                                         2,932,235       4,513,459
    Separate account assets:
      Unitized                                                                    11,774,745       9,068,021
      Non-unitized                                                                 2,195,641       2,343,877
                                                                              --------------  --------------
    Total Admitted Assets                                                     $   16,902,621  $   15,925,357
                                                                              --------------  --------------
                                                                              --------------  --------------
LIABILITIES
    Aggregate reserve for life policies and contracts                         $    1,216,107  $    2,188,243
    Supplementary contracts                                                            1,885           2,247
    Policy and contract claims                                                           369           2,460
    Provision for policyholders' dividends and coupons payable                            --          32,500
    Liability for premium and other deposit funds                                  1,000,875       1,450,705
    Surrender values on cancelled policies                                                 5             215
    Interest maintenance reserve                                                      40,490          33,830
    Commissions to agents due or accrued                                               2,615           2,826
    General expenses due or accrued                                                    5,932           6,238
    Transfers from Separate Accounts due or accrued                                 (361,863)       (284,078)
    Taxes, licenses and fees due or accrued, excluding FIT                               401             105
    Federal income taxes due or accrued                                               25,019          56,384
    Unearned investment income                                                            23              34
    Amounts withheld or retained by company as agent or trustee                          529              47
    Remittances and items not allocated                                                5,176           1,363
    Borrowed money                                                                        --         110,142
    Asset valuation reserve                                                           44,392          47,605
    Payable to parent, subsidiaries, and affiliates                                   30,381              --
    Payable for securities                                                               428          27,104
    Other liabilities                                                                  9,770           2,924
                                                                              --------------  --------------
    General account liabilities                                                    2,022,534       3,680,894
    Separate account liabilities:
      Unitized                                                                    11,774,522       9,067,891
      Non-unitized                                                                 2,195,641       2,343,877
                                                                              --------------  --------------
    Total liabilities                                                             15,992,697      15,092,662
                                                                              --------------  --------------
CAPITAL STOCK AND SURPLUS
    Common capital stock                                                               5,900           5,900
                                                                              --------------  --------------
    Surplus notes                                                                    565,000         565,000
    Gross paid in and contributed surplus                                            199,355         199,355
    Unassigned funds                                                                 139,669          62,440
                                                                              --------------  --------------
    Surplus                                                                          904,024         826,795
                                                                              --------------  --------------
    Total common capital stock and surplus                                           909,924         832,695
                                                                              --------------  --------------
    Total Liabilities, Capital Stock and Surplus                              $   16,902,621  $   15,925,357
                                                                              --------------  --------------
                                                                              --------------  --------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

STATUTORY STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN 000'S)

                                              1998        1997        1996
                                           ----------  ----------  ----------
 INCOME:
     Premiums and annuity considerations   $  210,198  $  254,066  $  266,942
     Deposit-type funds                     2,140,604   2,155,297   1,775,230
     Considerations for supplementary
      contracts without life
      contingencies and dividend
      accumulations                             2,086       1,615       2,340
     Net investment income                    184,532     270,249     303,753
     Amortization of interest maintenance
      reserve                                   2,282       1,166       1,557
     Income from fees associated with
      investment management and
      administration and contract
      guarantees from Separate Account        141,211     109,757      83,278
     Net gain from operations from
      Separate Account                             --           5          --
     Other income                              87,364     102,889      87,532
                                           ----------  ----------  ----------
     Total                                  2,768,277   2,895,044   2,520,632
                                           ----------  ----------  ----------
 BENEFITS AND EXPENSES:
     Death benefits                            15,335      17,284      12,394
     Annuity benefits                         153,636     148,135     146,654
     Disability benefits and benefits
      under accident and health policies          104         132         105
     Surrender benefits and other fund
      withdrawals                           1,933,833   1,854,004   1,507,263
     Interest on policy or contract funds        (140)        699       2,205
     Payments on supplementary contracts
      without life contingencies and
      dividend accumulations                    2,528       1,687       2,120
     Increase (decrease) in aggregate
      reserves for life and accident and
      health policies and contracts          (972,135)    127,278     162,678
     Decrease in liability for premium
      and other deposit funds                (449,831)   (447,603)   (392,348)
     Increase (decrease) in reserve for
      supplementary contracts without
      life contingencies and for dividend
      and coupon accumulations                   (362)         42         327
                                           ----------  ----------  ----------
     Total                                    682,968   1,701,658   1,441,398
     Commissions on premiums and annuity
      considerations (direct business
      only)                                   137,718     132,700     109,894
     Commissions and expense allowances
      on reinsurance assumed                   13,032      17,951      18,910
     General insurance expenses                58,132      46,624      37,206
     Insurance taxes, licenses and fees,
      excluding federal income taxes            7,388       8,267       8,431
     Increase (decrease) in loading on
      and cost of collection in excess of
      loading on deferred and uncollected
      premiums                                 (1,663)        523         901
     Net transfers to Separate Accounts       722,851     844,130     761,941
     Reserve and fund adjustments on
      reinsurance terminated                1,017,112          --          --
                                           ----------  ----------  ----------
     Total                                  2,637,538   2,751,853   2,378,681
                                           ----------  ----------  ----------
     Net gain from operations before
      dividends to policyholders and
      Federal Income Taxes                    130,739     143,191     141,951
     Dividends to policyholders                (5,981)     33,316      29,189
                                           ----------  ----------  ----------
     Net gain from operations after
      dividends to policyholders and
      before Federal Income Taxes             136,720     109,875     112,762
     Federal income tax expense
      (benefit), (excluding tax on
      capital gains)                           11,713       7,339      (5,400)
                                           ----------  ----------  ----------
     Net gain from operations after
      dividends to policyholders and
      federal income taxes and before
      realized capital gains                  125,007     102,536     118,162
     Net realized capital gains less
      capital gains tax and transferred
      to the IMR                                  394      26,706       4,862
                                           ----------  ----------  ----------
 NET INCOME                                $  125,401  $  129,242  $  123,024
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.) STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN 000'S)

                                                             1998        1997         1996
                                                          ----------  -----------  -----------
Capital and surplus, Beginning of year                    $  832,695  $   567,143  $   792,452
                                                          ----------  -----------  -----------
Net income                                                   125,401      129,242      123,024
Change in net unrealized capital gains (losses)                 (384)       1,152       (1,715)
Change in non-admitted assets and related items               (1,086)        (463)          67
Change in reserve on account of change in valuation
  basis                                                           --       39,016           --
Change in asset valuation reserve                              3,213        6,307      (11,812)
Surplus (contributed to) withdrawn from Separate
  Accounts during period                                          82           --          100
Other changes in surplus in Separate Accounts Statements          10           --           --
Change in surplus notes                                           --      250,000     (335,000)
Dividends to stockholders                                    (50,000)    (159,722)          --
Aggregate write-ins for gains and losses in surplus               (7)          20           27
                                                          ----------  -----------  -----------
Net change in capital and surplus for the year                77,229      265,552     (225,309)
                                                          ----------  -----------  -----------
Capital and surplus, End of year                          $  909,924  $   832,695  $   567,143
                                                          ----------  -----------  -----------
                                                          ----------  -----------  -----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.) STATUTORY STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)

                                               1998         1997         1996
                                            -----------  -----------  -----------
 Cash Provided by Operations:
   Premiums, annuity considerations and
     deposit funds received                 $ 2,361,669  $ 2,410,919  $ 2,059,577
   Considerations for supplementary
     contracts and dividend accumulations
     received                                     2,086        1,615        2,340
   Net investment income received               236,944      345,279      324,914
   Other income received                        253,147      208,223       88,295
                                            -----------  -----------  -----------
 Total receipts                               2,853,846    2,966,036    2,475,126
                                            -----------  -----------  -----------
   Benefits paid (other than dividends)       2,107,736    2,020,747    1,671,483
   Insurance expenses and taxes paid
     (other than federal income and
     capital gains taxes)                       217,023      203,650      172,015
   Net cash transferred to Separate
     Accounts                                   800,636      895,465      755,605
   Dividends paid to policyholders               26,519       28,316       22,689
   Federal income tax payments
     (recoveries),(excluding tax on
     capital gains)                              46,965        1,397      (15,363)
   Other--net                                      (138)         698        2,205
                                            -----------  -----------  -----------
 Total payments                               3,198,741    3,150,273    2,608,634
                                            -----------  -----------  -----------
 Net cash used in operations                   (344,895)    (184,237)    (133,508)
                                            -----------  -----------  -----------
   Proceeds from long-term investments
     sold, matured or repaid (after
     deducting taxes on capital gains of
     $2,038 for 1998, $750 for 1997 and
     $1,555 for 1996)                         1,261,396    1,343,803    1,768,147
   Issuance (repayment) of surplus notes             --      250,000     (335,000)
   Other cash provided (used)                   (40,529)      71,095      147,956
                                            -----------  -----------  -----------
 Total cash provided                          1,220,867    1,664,898    1,581,103
                                            -----------  -----------  -----------
 Cash Applied:
   Cost of long-term investments acquired      (967,901)    (773,783)  (1,318,880)
   Other cash applied                          (187,263)    (310,519)    (177,982)
                                            -----------  -----------  -----------
 Total cash applied                          (1,155,164)  (1,084,302)  (1,496,862)
 Net change in cash and short-term
 investments                                   (279,192)     396,359      (49,267)
 Cash and short-term investments:
 Beginning of year                              544,418      148,059      197,326
                                            -----------  -----------  -----------
 End of year                                $   265,226  $   544,418  $   148,059
                                            -----------  -----------  -----------
                                            -----------  -----------  -----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") is incorporated as a life insurance company and is currently engaged in the sale of individual variable life insurance, individual fixed and variable annuities, group fixed and variable annuities and group pension contracts.

Effective May 1, 1997, the Company became a wholly-owned subsidiary of the newly established Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco"). On December 18, 1997, Life Holdco became a wholly-owned subsidiary of the Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("US Holdco"). US Holdco is a wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). Prior to December 18, 1997, Life Holdco was a direct wholly-owned subsidiary of SLOC.

The Company, which is domiciled in the State of Delaware, prepares its financial statements in accordance with statutory accounting practices prescribed or permitted by the State of Delaware Insurance Department. Prescribed accounting practices include practices described in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted accounting practices encompass all accounting practices not so prescribed. The permitted accounting practices adopted by the Company are not material to the financial statements. Prior to 1996, statutory accounting practices were recognized by the insurance industry and the accounting profession as generally accepted accounting principles for mutual life insurance companies and stock life insurance companies wholly-owned by mutual life insurance companies. In April 1993, the Financial Accounting Standards Board ("FASB") issued an interpretation (the "Interpretation"), that became effective in 1996, which changed the previous practice of mutual life insurance companies (and stock life insurance companies that are wholly-owned subsidiaries of mutual life insurance companies) with respect to utilizing statutory basis financial statements for general purposes, in that it will no longer allow such financial statements to be described as having been prepared in conformity with generally accepted accounting principles ("GAAP"). Consequently, these financial statements prepared in conformity with statutory accounting practices, as described above, vary from and are not intended to present the Company's financial position, results of operations or cash flow in conformity with generally accepted accounting principles. (See Note 20 for further discussion relative to the Company's basis of financial statement presentation.) The effects on the financial statements of the variances between the statutory basis of accounting and GAAP, although not reasonably determinable, are presumed to be material.

INVESTED ASSETS

Bonds are carried at cost, adjusted for amortization of premium or accrual of discount. Investments in non-insurance subsidiaries are carried on the equity basis. Investments in mortgage backed securities are generally carried at amortized cost. Changes in prepayment assumptions and resulting cash flows are evaluated periodically. The adjusted yield is used to calculate investment income in future periods. If current book value exceeds future undiscounted cash flows, a realized capital loss is recorded and amortized through IMR. Investments in insurance subsidiaries are carried at their statutory surplus values. Mortgage loans acquired at a premium or discount are carried at amortized values and other mortgage loans are carried at the amounts of the unpaid balances. Real estate investments are carried at the lower of cost, adjusted for accumulated depreciation or appraised value, less encumbrances. Short-term investments are carried at amortized cost, which approximates fair value. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally 40 to 50 years.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market value as determined by quoted market prices of the underlying investments.

The Company has also established a non-unitized separate account for amounts allocated to the fixed portion of certain combination fixed/variable deferred annuity contracts. The assets of this account are available to fund general account liabilities, and general account assets are available to fund liabilities of this account.

Gains (losses) from mortality experience and investment experience of the separate accounts, not applicable to contract owners, are transferred to (from) the general account. Accumulated gains (losses) that have not been transferred are recorded as a payable (receivable) to (from) the general account. Amounts payable to the general account of the Company were $361,863,000 in 1998 and $284,078,000 in 1997.

CHANGES IN ACCOUNTING PRINCIPLES AND REPORTING

As described more fully in Note 10, during 1997 the Company changed certain assumptions used in determining actuarial reserves.

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices and it is uncertain when, or if, the state of Delaware will require adoption of Codification for the preparation of statutory financial statements. The Company has not finalized the quantification of the effects of Codification on its statutory financial statements.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2.  INVESTMENTS IN SUBSIDIARIES
The Company owns all of the outstanding shares of Sun Life Insurance and Annuity Company of New York ("Sun Life (N.Y.)"), Massachusetts Casualty Insurance Company ("MCIC"), Sun Life of Canada (U.S.) Distributors, Inc. (formerly Sun Investment Services Company) ("Sundisco"), New London Trust, F.S.B. ("NLT"), Sun Life Financial Services Limited ("SLFSL"), Sun Benefit Services Company, Inc. ("Sunbesco"), Sun Capital Advisers, Inc. ("Sun Capital"), Sun Life Finance Corporation ("Sunfinco"), Sun Life of Canada (U.S.) SPE 97-1, Inc. ("SPE 97-1"), Clarendon Insurance Agency, Inc. ("Clarendon") and Sun Life Information Services Ireland Ltd. ("SLISL").

On February 5, 1999, the Company finalized the sale of MCIC, a disability insurance company which issues primarily individual disability income policies, to Centre Solutions (U.S.) Limited, a wholly-owned subsidiary of Centre Reinsurance Holdings Limited for approximately $34 million. The impact of this sale to the ongoing operations of the Company is not expected to be material.

On September 28, 1998, the Company formed SLISL as an offshore technology center for the purpose of completing systems projects for affiliates.

On October 30, 1997, the Company established a wholly-owned special purpose corporation, SPE 97-1, for the purpose of engaging in activities incidental to securitizing mortgage loans.

On December 31, 1997, the Company purchased from Massachusetts Financial Services ("MFS") all of the outstanding shares of Clarendon, a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates.

Prior to December 24, 1997, the Company owned 93.6% of the outstanding shares of MFS. On December 24, 1997, the Company transferred all of its shares of MFS to Life Holdco in the form of a dividend valued at $159,722,000. As a result of this transaction, the Company realized a gain of $21,195,000 of undistributed earnings.

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

SLFSL serves as the marketing administrator for the distribution of the offshore products of Sun Life Assurance Company of Canada (Bermuda), an affiliate.

Sun Capital is a registered investment adviser.

Sunfinco and Sunbesco are currently inactive.

On September 28, 1998 a $500,000 note was issued by SLISL to the Company at a rate of 6.0%, maturing on September 28, 2002.

A $110,000,000 note was issued to the Company by MFS on February 11, 1998 at an interest rate of 6.0% due February 11, 1999. Another $110,000,000 note was issued to the Company by MFS on December 22, 1998 at an interest rate of 5.55% due February 11, 1999.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2.  INVESTMENTS IN SUBSIDIARIES (CONTINUED):
On December 23, 1997, the Company issued a $110,000,000 note to US Holdco at an interest rate of 5.80%, which was repaid on March 1, 1998. A $110,000,000 note was also issued to the Company by MFS on December 23, 1997 at an interest rate of 5.85% and was repaid on February 11, 1998.

On December 31, 1996, the Company issued a $58,000,000 note to SLOC at an interest rate of 5.70% which was repaid on February 10, 1997. Also on December 31, 1996, the Company was issued a $58,000,000 note by MFS at an interest rate of 5.76%. This note was repaid to the Company on February 10, 1997. On December 31, 1998, 1997 and 1996, the Company had an additional $20,000,000 in notes issued by MFS, scheduled to mature in 2000.

During 1998, 1997, and 1996, the Company contributed capital in the following amounts to its subsidiaries:

                                                                                    1998       1997       1996
                                                                                  ---------  ---------  ---------
                                                                                          (IN THOUSANDS)
MCIC                                                                                     --  $   2,000  $  10,000
SLFSL                                                                             $     750      1,000      1,500
SPE 97-1                                                                                 --     20,377         --
Sundisco                                                                             10,000         --         --
Sun Capital                                                                             500         --         --
Clarendon                                                                                10         --         --
SLISL                                                                                   502         --         --

Summarized combined financial information of the Company's subsidiaries as of December 31, 1998, 1997 and 1996 and for the years then ended, follows:

                                                                         1998           1997           1996
                                                                     -------------  -------------  -------------
                                                                                   (IN THOUSANDS)
Intangible assets                                                    $          --  $          --  $       9,646
Other assets                                                             1,315,317      1,190,951      1,376,014
Liabilities                                                             (1,186,872)    (1,073,966)    (1,241,617)
                                                                     -------------  -------------  -------------
Total net assets                                                     $     128,445  $     116,985  $     144,043
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Total revenues                                                       $     222,853  $     750,364  $     717,280
Operating expenses                                                        (221,933)      (646,896)      (624,199)
Income tax expense                                                          (1,222)       (43,987)       (42,820)
                                                                     -------------  -------------  -------------
Net income (loss)                                                    $        (302) $      59,481  $      50,261
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

On December 24, 1997, the Company transferred all of its shares of MFS to its parent, Life Holdco.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3.  BONDS
Investments in debt securities are as follows:

                                                                             DECEMBER 31, 1998
                                                            ----------------------------------------------------
                                                                             GROSS        GROSS      ESTIMATED
                                                             AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                                COST         GAINS      (LOSSES)       VALUE
                                                            ------------  -----------  -----------  ------------
                                                                               (IN THOUSANDS)
Long-term bonds:
    United States government and government agencies and
     authorities                                            $    140,417   $   7,635    $    (177)  $    147,875
    States, provinces and political subdivisions                  16,632       2,219           --         18,851
    Public utilities                                             397,670      38,740         (238)       436,172
    Transportation                                               197,207      22,481          (18)       219,670
    Finance                                                      144,958      12,542         (494)       157,006
    All other corporate bonds                                    866,584      50,814       (6,419)       910,979
                                                            ------------  -----------  -----------  ------------
        Total long-term bonds                                  1,763,468     134,431       (7,346)     1,890,553
                                                            ------------  -----------  -----------  ------------
Short-term bonds:
    U.S. Treasury Bills, bankers acceptances and
     commercial paper                                             43,400          --           --         43,400
    Affiliates                                                   220,000          --           --        220,000
                                                            ------------  -----------  -----------  ------------
        Total short-term bonds                                   263,400          --           --        263,400
                                                            ------------  -----------  -----------  ------------
Total bonds                                                 $  2,026,868   $ 134,431    $  (7,346)  $  2,153,953
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

                                                                             DECEMBER 31, 1997
                                                            ----------------------------------------------------
                                                                             GROSS        GROSS      ESTIMATED
                                                             AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                                COST         GAINS      (LOSSES)       VALUE
                                                            ------------  -----------  -----------  ------------
                                                                               (IN THOUSANDS)
Long-term bonds:
    United States government and government agencies and
     authorities                                            $    126,923   $   5,529    $      --   $    132,452
    States, provinces and political subdivisions                  22,361       2,095           --         24,456
    Public utilities                                             398,939      35,338          (91)       434,186
    Transportation                                               214,130      22,000         (390)       235,740
    Finance                                                      157,891       5,885         (120)       163,656
    All other corporate bonds                                    990,455      52,678       (5,456)     1,037,677
                                                            ------------  -----------  -----------  ------------
        Total long-term bonds                                  1,910,699     123,525       (6,057)     2,028,167
                                                            ------------  -----------  -----------  ------------
Short-term bonds:
    U.S. Treasury Bills, bankers acceptances and
     commercial paper                                            431,032          --           --        431,032
    Affiliates                                                   110,000          --           --        110,000
                                                            ------------  -----------  -----------  ------------
        Total short-term bonds                                   541,032          --           --        541,032
                                                            ------------  -----------  -----------  ------------
Total bonds                                                 $  2,451,731   $ 123,525    $  (6,057)  $  2,569,199
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3.  BONDS (CONTINUED):
The amortized cost and estimated fair value of bonds at December 31, 1998 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call and/or prepayment penalties.

                                                                                           DECEMBER 31, 1998
                                                                                       --------------------------
                                                                                        AMORTIZED     ESTIMATED
                                                                                           COST       FAIR VALUE
                                                                                       ------------  ------------
                                                                                             (IN THOUSANDS)
Maturities:
    Due in one year or less                                                            $    459,631  $    460,787
    Due after one year through five years                                                   329,625       336,516
    Due after five years through ten years                                                  264,372       283,840
    Due after ten years                                                                     703,341       781,253
                                                                                       ------------  ------------
                                                                                          1,756,969     1,862,396
    Mortgage-backed securities                                                              269,899       291,557
                                                                                       ------------  ------------
Total bonds                                                                            $  2,026,868  $  2,153,953
                                                                                       ------------  ------------
                                                                                       ------------  ------------

Proceeds from sales and maturities of investments in debt securities during 1998, 1997, and 1996 were $1,016,811,000, $980,264,000, and $1,554,016,000, gross gains were $17,025,000, $10,732,000, and $16,975,000 and gross losses were $866,000, $2,446,000, and $10,885,000, respectively.

Bonds included above with an amortized cost of approximately $2,572,000, $2,578,000 and $2,060,000 at December 31, 1998, 1997 and 1996, respectively, were on deposit with governmental authorities as required by law.

Excluding investments in U.S. government and agencies securities, the Company is not exposed to significant concentration of credit risk in its portfolio.

4.  SECURITIES LENDING
The Company has a securities lending program operated on its behalf by the Company's primary custodian, Chase Manhattan Bank of New York. The custodian has indemnified the Company against losses arising from this program. There were no securities out on loan as of December 31, 1998 and 1997. Income resulting from this program was $94,000, $200,000 and $137,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.  MORTGAGE LOANS
The Company invests in commercial first mortgage loans throughout the United States. The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate allowances for losses have been made. In those cases where, in management's judgment, the mortgage loans' values are impaired, appropriate losses are recorded.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

5.  MORTGAGE LOANS (CONTINUED):
The following table shows the geographical distribution of the mortgage loan portfolio.

                                                                                                DECEMBER 31,
                                                                                           ----------------------
                                                                                              1998        1997
                                                                                           ----------  ----------
                                                                                               (IN THOUSANDS)
California                                                                                 $   82,397  $  119,122
Massachusetts                                                                                  53,528      58,981
Michigan                                                                                       34,357      42,912
New York                                                                                       21,190      45,696
Ohio                                                                                           36,171      51,862
Pennsylvania                                                                                   93,587      97,949
Washington                                                                                     36,548      54,948
All other                                                                                     177,225     212,565
                                                                                           ----------  ----------
                                                                                           $  535,003  $  684,035
                                                                                           ----------  ----------
                                                                                           ----------  ----------

The Company has restructured mortgage loans totaling $30,743,000 and $26,284,000 at December 31, 1998 and 1997, respectively, against which there are allowances for losses of $2,120,000 and $3,026,000, respectively.

The Company has made commitments of mortgage loans on real estate into the future.The outstanding commitments for these mortgages amount to $18,005,000 and $12,300,000 at December 31, 1998 and 1997, respectively.

6.  INVESTMENT GAINS AND LOSSES

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
                                                                                          (IN THOUSANDS)
Net realized gains (losses):
Bonds                                                                            $    5,659  $    2,882  $   5,631
Common stock of affiliates                                                               --      21,195         --
Common stocks                                                                            48
Mortgage loans                                                                        2,374       3,837        763
Real estate                                                                             955       2,912        599
Other invested assets                                                                (3,827)       (717)       567
                                                                                 ----------  ----------  ---------
Subtotal                                                                              5,209      30,109      7,560
Capital gains tax expense                                                             4,815       3,403      2,698
                                                                                 ----------  ----------  ---------
Total                                                                            $      394  $   26,706  $   4,862
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Changes in unrealized gains (losses):
Common stock of affiliates                                                       $     (302) $   (2,894) $  (5,739)
Mortgage loans                                                                       (1,312)      1,524       (600)
Real estate                                                                             403       3,377      4,624
Other invested assets                                                                   827        (855)        --
                                                                                 ----------  ----------  ---------
Total                                                                            $     (384) $    1,152  $  (1,715)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

6.  INVESTMENT GAINS AND LOSSES (CONTINUED):
Realized capital gains and losses on bonds and mortgages and interest rate swaps which relate to changes in levels of interest rates are charged or credited to an interest maintenance reserve ("IMR") and amortized into income over the remaining contractual life of the security sold. The net realized capital gains credited to the interest maintenance reserve were $8,943,000 in 1998, $6,321,000 in 1997, and $7,710,000 in 1996. All gains and losses are transferred net of applicable income taxes.

7.  NET INVESTMENT INCOME
Net investment income consisted of:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1998        1997        1996
                                                                              ----------  ----------  ----------
                                                                                        (IN THOUSANDS)
Interest income from bonds                                                    $  167,436  $  188,924  $  178,695
Income from investment in common stock of affiliates                               3,675      41,181      50,408
Interest income from mortgage loans                                               53,269      76,073      92,591
Real estate investment income                                                     15,932      17,161      16,249
Interest income from policy loans                                                  2,881       3,582       2,790
Other investment income (loss)                                                      (641)       (193)      1,710
                                                                              ----------  ----------  ----------
Gross investment income                                                          242,552     326,728     342,443
                                                                              ----------  ----------  ----------
Interest on surplus notes and notes payable                                      (44,903)    (42,481)    (23,061)
Investment expenses                                                              (13,117)    (13,998)    (15,629)
                                                                              ----------  ----------  ----------
Net investment income                                                         $  184,532  $  270,249  $  303,753
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

8.  DERIVATIVES
The Company uses derivative instruments for interest rate risk management purposes, including hedges against specific interest rate risk and to minimize the Company's exposure to fluctuations in interest rates. The Company's use of derivatives has included U.S. Treasury futures, conventional interest rate swaps, and forward spread lock interest rate swaps.

In the case of interest rate futures, gains or losses on contracts that qualify as hedges are deferred until the earliest of the completion of the hedging transaction, determination that the transaction will no longer take place, or determination that the hedge is no longer effective. Upon completion of the hedge, where it is impractical to allocate gains or losses to specific hedged assets or liabilities, gains or losses are deferred in IMR and amortized over the remaining life of the hedged assets. At December 31, 1998 and 1997 there were no futures contracts outstanding.

In the case of interest rate and foreign currency swap agreements and forward spread lock interest rate swap agreements, gains or losses on terminated swaps are deferred in the IMR and amortized over the shorter of the remaining life of the hedged asset sold or the remaining term of the swap contract. The net differential to be paid or received on interest rate swaps is recorded monthly as interest rates change.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

8.  DERIVATIVES (CONTINUED):
Options are used to hedge the stock market interest exposure in the mortality and expense risk charges and guaranteed minimum death benefit features of the Company's variable annuities. The Company's open positions are as follows:

                                                                                         SWAPS OUTSTANDING
                                                                                       AT DECEMBER 31, 1998
                                                                                 ---------------------------------
                                                                                      NOTIONAL       MARKET VALUE
                                                                                 PRINCIPAL AMOUNTS   OF POSITIONS
                                                                                 ------------------  -------------
                                                                                          (IN THOUSANDS)
Conventional interest rate swaps                                                    $     45,000       $     508
Foreign currency swap                                                                      1,178             263

                                                                                         SWAPS OUTSTANDING
                                                                                       AT DECEMBER 31, 1997
                                                                                 ---------------------------------
                                                                                      NOTIONAL       MARKET VALUE
                                                                                 PRINCIPAL AMOUNTS   OF POSITIONS
                                                                                 ------------------  -------------
                                                                                          (IN THOUSANDS)
Conventional interest rate swaps                                                    $     80,000       $  (2,891)
Foreign currency swap                                                                      1,700             208
Forward spread lock swaps                                                                 50,000             274
Asian Put Option S & P 500                                                                75,000             693

The market value of swaps is the estimated amount that the Company would receive or pay on termination or sale, taking into account current interest rates and the current credit worthiness of the counterparties. The Company is exposed to potential credit loss in the event of nonperformance by counterparties. The counterparties are major financial institutions and management believes that the risk of incurring losses related to credit risk is remote.

9.  LEVERAGED LEASES
The Company is a lessor in a leveraged lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was leased for a term of 9.75 years. The Company's equity investment represented 22.9% of the purchase price of the equipment. The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment and non-recourse to the Company. At the end of the lease term, the Master Lessee may exercise a fixed price purchase option to purchase the equipment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

9.  LEVERAGED LEASES (CONTINUED):
The Company's net investment in leveraged leases is composed of the following elements:

                                                                                              DECEMBER 31,
                                                                                         ----------------------
                                                                                            1998        1997
                                                                                         ----------  ----------
                                                                                             (IN THOUSANDS)
Lease contracts receivable                                                               $   78,937  $   92,605
Less non-recourse debt                                                                      (78,920)    (92,589)
                                                                                         ----------  ----------
                                                                                                 17          16
Estimated residual value of leased assets                                                    41,150      41,150
Less unearned and deferred income                                                            (8,932)    (10,324)
                                                                                         ----------  ----------
Investment in leveraged leases                                                               32,235      30,842
Less fees                                                                                      (138)       (163)
                                                                                         ----------  ----------
Net investment in leveraged leases                                                       $   32,097  $   30,679
                                                                                         ----------  ----------
                                                                                         ----------  ----------

The net investment is included in "other invested assets" on the balance sheet.

10. REINSURANCE
The Company has agreements with SLOC which provide that SLOC will reinsure the mortality risks of the individual life insurance contracts sold by the Company. Under these agreements basic death benefits and supplementary benefits are reinsured on a yearly renewable term basis and coinsurance basis, respectively. Reinsurance transactions under these agreements had the effect of decreasing income from operations by approximately $2,128,000, $1,381,000 and $1,603,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Effective January 1, 1991, the Company entered into an agreement with SLOC under which certain individual life insurance contracts issued by SLOC were reinsured by the Company on a 90% coinsurance basis. During 1997 SLOC changed certain assumptions used in determining the gross and the ceded reserve balance. The Company reflected the effect of the changes in assumptions to its assumed reserves as a direct credit to surplus. The effect of the change was a $39,016,000 decrease in reserves. Also, the agreement required SLOC to reinsure the mortality risks in excess of $500,000 per policy for the individual life insurance contracts assumed by the Company. Such death benefits are reinsured on a yearly renewable term basis. The life reinsurance assumed agreement required the reinsurer to withhold funds in amounts equal to the reserves assumed. These agreements had the effect of increasing income from operations by approximately $24,579,000, $37,050,000 and $35,161,000 for the years ended December 31, 1998,
1997 and 1996, respectively. The Company terminated this agreement effective October 1, 1998, resulting in an increase in income from operations of $65,679,000 which included a cash settlement.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

10. REINSURANCE (CONTINUED):
The following are summarized pro-forma results of operations of the Company for the years ended December 31, 1998, 1997 and 1996 before the effect of reinsurance transactions with SLOC:

                                                                                YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1998          1997          1996
                                                                        ------------  ------------  ------------
                                                                                     (IN THOUSANDS)
Income:
    Premiums, annuity deposits and other revenues                       $  2,377,364  $  2,340,733  $  1,941,423
    Net investment income and realized gains                                 187,208       298,120       310,172
                                                                        ------------  ------------  ------------
    Subtotal                                                               2,564,572     2,638,853     2,251,595
                                                                        ------------  ------------  ------------
Benefits and Expenses:
    Policyholder benefits                                                  2,312,247     2,350,354     2,011,998
    Other expenses                                                           203,238       187,591       155,531
                                                                        ------------  ------------  ------------
    Subtotal                                                               2,515,485     2,537,945     2,167,529
                                                                        ------------  ------------  ------------
Income from operations                                                  $     49,087  $    100,908  $     84,066
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

The Company has an agreement with an unrelated company which provides reinsurance of certain individual life insurance contracts on a modified coinsurance basis and under which all deficiency reserves related to these contracts are reinsured. Reinsurance transactions under this agreement had the effect of increasing income from operations by $3,008,000 in 1998, and decreasing income from operations by $2,658,000 in 1997 and $46,000 in 1996.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

11. WITHDRAWAL CHARACTERISTICS OF ANNUITY ACTUARIAL RESERVES AND DEPOSIT LIABILITIES
The withdrawal characteristics of general account and separate account annuity reserves and deposits are as follows:

                                                                                              DECEMBER 31, 1998
                                                                                        -----------------------------
                                                                                            AMOUNT       % OF TOTAL
                                                                                        --------------  -------------
                                                                                               (IN THOUSANDS)
Subject to discretionary withdrawal-with adjustment:
    With market value adjustment                                                        $    2,896,529          19
    At book value less surrender charges (surrender charge >5%)                             10,227,212          66
    At book value (minimal or no charge or adjustment)                                       1,264,453           8
Not subject to discretionary withdrawal provision                                            1,106,197           7
                                                                                        --------------         ---
Total annuity actuarial reserves and deposit liabilities                                $   15,494,391         100
                                                                                        --------------         ---
                                                                                        --------------         ---

                                                                                              DECEMBER 31, 1997
                                                                                        -----------------------------
                                                                                            AMOUNT       % OF TOTAL
                                                                                        --------------  -------------
                                                                                               (IN THOUSANDS)
Subject to discretionary withdrawal-with adjustment:
    With market value adjustment                                                        $    3,415,394          25
    At book value less surrender charges (surrender charge >5%)                              7,672,211          57
    At book value (minimal or no charge or adjustment)                                       1,259,698           9
Not subject to discretionary withdrawal provision                                            1,164,651           9
                                                                                        --------------         ---
Total annuity actuarial reserves and deposit liabilities                                $   13,511,954         100
                                                                                        --------------         ---
                                                                                        --------------         ---

12. SEGMENT INFORMATION
The Company offers financial products and services such as fixed and variable annuities, retirement plan services and life insurance on an individual basis. Within these areas, the Company conducts business principally in two operating segments and maintains a corporate segment to provide for the capital needs of the various operating segments and to engage in other financing related activities.

The Individual Insurance segment markets and administers a variety of life insurance products sold to individuals and corporate owners of individual life insurance. The products include whole life, universal life and variable life products.

The Retirement Products and Services ("RPS") segment markets and administers individual and group variable annuity products, individual and group fixed annuity products which include market value adjusted annuities, and other retirement benefit products.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

12. SEGMENT INFORMATION (CONTINUED):
The following amounts pertain to the various business segments:

                                                                                               FEDERAL
                                                        TOTAL          TOTAL        PRETAX      INCOME        TOTAL
(IN THOUSANDS)                                         REVENUES    EXPENDITURES     INCOME      TAXES         ASSETS
---------------------------------------------------  ------------  -------------  ----------  ----------  --------------
    1998
Individual Insurance                                 $    229,710   $   144,800   $   84,910  $   (4,148) $      199,683
RPS                                                     2,527,608     2,483,715       43,893      12,486      16,123,905
Corporate                                                  10,959         3,042        7,917       3,375         579,033
                                                     ------------  -------------  ----------  ----------  --------------
    Total                                            $  2,768,277   $ 2,631,557   $  136,720  $   11,713  $   16,902,621
                                                     ------------  -------------  ----------  ----------  --------------
      1997
Individual Insurance                                      304,141       272,333       31,808      13,825       1,143,697
RPS                                                     2,533,006     2,507,591       25,414      10,667      14,043,221
Corporate                                                  57,897         5,244       52,653     (17,153)        738,439
                                                     ------------  -------------  ----------  ----------  --------------
    Total                                            $  2,895,044   $ 2,785,169   $  109,875  $    7,339  $   15,925,357
                                                     ------------  -------------  ----------  ----------  --------------
      1996
Individual Insurance                                      281,309       255,846       25,463      13,931         817,115
RPS                                                     2,174,602     2,151,126       23,476       1,203      12,057,572
Corporate                                                  64,721           898       63,823     (20,534)        689,266
                                                     ------------  -------------  ----------  ----------  --------------
    Total                                            $  2,520,632   $ 2,407,870   $  112,762  $   (5,400) $   13,563,953
                                                     ------------  -------------  ----------  ----------  --------------

------------------------
* Total expenditures include dividends to policyholders of $(5,981) for 1998, $33,316 for 1997 and $29,189 for 1996.

13. RETIREMENT PLANS
The Company participates with SLOC in a noncontributory defined benefit pension plan covering essentially all employees. The benefits are based on years of service and compensation.

The funding policy for the pension plan is to contribute an amount which at least satisfies the minimum amount required by ERISA; currently, the plan is fully funded. The Company is charged for its share of the pension cost based upon its covered participants. Pension plan assets consist principally of separate accounts of SLOC.

The Company's share of the group's accrued pension cost was $1,178,000 and $593,000 at December 31, 1998 and 1997, respectively. The Company's share of net periodic pension cost was $586,000, $146,000 and $27,000, for 1998, 1997 and
1996, respectively.

The Company also participates with SLOC and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. The Company matches, up to specified amounts, employees' contributions to the plan. Company contributions were $231,000, $259,000 and $233,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

OTHER POST-RETIREMENT BENEFIT PLANS

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

13. RETIREMENT PLANS (CONTINUED):
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires an accrual of the estimated cost of retiree benefit payments during the years the employee provides services. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to 20 years. The obligation of approximately $455,000 is recognized over a period of ten years. The Company's cash flows are not affected by implementation of this standard, but implementation decreased net income by $95,000, $117,000, and $8,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's post retirement health, dental and life insurance benefits currently are not funded.

OTHER POST-RETIREMENT BENEFIT PLANS CONTINUED

The following table sets forth the change in the pension and other postretirement benefit plans' benefit obligations and assets as well as the plans' funded status reconciled with the amount shown in the Company's financial statements at December 31:

                                                                      PENSION BENEFITS        OTHER BENEFITS
                                                                      1998        1997        1998       1997
                                                                   ----------  ----------  ----------  ---------
                                                                                  (IN THOUSANDS)
Change in benefit obligation:
    Benefit obligation at beginning of year                        $   79,684  $   70,848  $    9,845  $   9,899
    Service cost                                                        4,506       4,251         240        306
    Interest cost                                                       6,452       5,266         673        725
    Amendments                                                             --       1,000          --         --
    Actuarial loss (gain)                                              21,975          --         308       (801)
    Benefits paid                                                      (1,825)     (1,681)       (647)      (284)
                                                                   ----------  ----------  ----------  ---------
Benefit obligation at end of year                                  $  110,792  $   79,684  $   10,419  $   9,845
                                                                   ----------  ----------  ----------  ---------
                                                                   ----------  ----------  ----------  ---------
The Company's share:
    Benefit obligation at beginning of year                        $    5,094  $    4,529  $      385  $     384
    Benefit obligation at end of year                              $    9,125  $    5,094  $      416  $     385
Change in plan assets:
    Fair value of plan assets at beginning of year                 $  136,610  $  122,807  $       --  $      --
    Actual return on plan assets                                       16,790      15,484          --         --
    Employer contribution                                                  --          --         647        284
    Benefits paid                                                      (1,825)     (1,681)       (647)      (284)
                                                                   ----------  ----------  ----------  ---------
Fair value of plan assets at end of year                           $  151,575  $  136,610  $       --  $      --
                                                                   ----------  ----------  ----------  ---------
                                                                   ----------  ----------  ----------  ---------
Funded status                                                      $   40,783  $   56,926  $  (10,419) $  (9,845)
Unrecognized net actuarial gain (loss)                                 (2,113)    (18,147)        586        257
Unrecognized transition obligation (asset)                            (24,674)    (26,730)        185        230
Unrecognized prior service cost                                         7,661       8,241          --         --
                                                                   ----------  ----------  ----------  ---------
Prepaid (accrued) benefit cost                                     $   21,657  $   20,290  $   (9,648) $  (9,358)
                                                                   ----------  ----------  ----------  ---------
                                                                   ----------  ----------  ----------  ---------
The Company's share of accrued benefit cost                        $   (1,178) $     (593) $     (195) $    (102)
Weighted-average assumptions as of December 31:
    Discount rate                                                       6.75%       7.50%       6.75%      7.50%
    Expected return on plan assets                                      8.00%       7.50%         N/A        N/A
    Rate of compensation increase                                       4.50%       4.50%         N/A        N/A

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

13. RETIREMENT PLANS (CONTINUED):
For measurement purposes, a 10.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998 (5.7% for dental benefits). The rates were assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.

                                                                             1998       1997       1998       1997
                                                                          ----------  ---------  ---------  ---------
Components of net periodic benefit cost:
    Service cost                                                          $    4,506  $   4,251  $     240  $     306
    Interest cost                                                              6,452      5,266        673        725
    Expected return on plan assets                                           (10,172)    (9,163)        --         --
    Amortization of transition obligation (asset)                             (2,056)    (2,056)        45         45
    Amortization of prior service cost                                           580        517         --         --
    Recognized net actuarial (gain) loss                                        (677)      (789)       (20)        71
                                                                          ----------  ---------  ---------  ---------
Net periodic benefit cost                                                 $   (1,367) $  (1,974) $     938  $   1,147
                                                                          ----------  ---------  ---------  ---------
                                                                          ----------  ---------  ---------  ---------
    The Company's share of net periodic benefit cost                      $      586  $     146  $      95  $     117
                                                                          ----------  ---------  ---------  ---------
                                                                          ----------  ---------  ---------  ---------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                          1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                                                               INCREASE             DECREASE
                                                                          -------------------  -------------------
                                                                                       (IN THOUSANDS)
Effect on total of service and interest cost components                        $     210            $    (170)
Effect on postretirement benefit obligation                                        2,026               (1,697)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

14. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997:

                                                                  DECEMBER 31, 1998
                                                       ---------------------------------------
                                                        CARRYING AMOUNT   ESTIMATED FAIR VALUE
                                                       -----------------  --------------------
                                                                   (IN THOUSANDS)
ASSETS:
Bonds                                                    $   2,026,868       $    2,153,953
Mortgages                                                      535,003              556,143
Derivatives                                                         --                  771
LIABILITIES:
Insurance reserves                                       $     121,100       $      121,100
Individual annuities                                           274,448              271,849
Pension products                                             1,104,489            1,145,351

                                                                  DECEMBER 31, 1997
                                                       ---------------------------------------
                                                        CARRYING AMOUNT   ESTIMATED FAIR VALUE
                                                       -----------------  --------------------
                                                                   (IN THOUSANDS)
ASSETS:
Bonds                                                    $   2,451,731       $    2,569,199
Mortgages                                                      684,035              706,975
LIABILITIES:
Insurance reserves                                       $     123,128       $      123,128
Individual annuities                                           307,668              302,165
Pension products                                             1,527,433            1,561,108
Derivatives                                                         --               (1,716)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

15. STATUTORY INVESTMENT VALUATION RESERVES
The asset valuation reserve ("AVR") provides a reserve for losses from investments in bonds, stocks, mortgage loans, real estate and other invested assets with related increases or decreases being recorded directly to surplus.

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rates are charged or credited to an interest maintenance reserve ("IMR") and amortized into income over the remaining contractual life of the security sold.

The table shown below presents changes in the major elements of the AVR and IMR.

                                                                               YEARS ENDED DECEMBER 31,
                                                                              1998                  1997
                                                                      --------------------  --------------------
                                                                         AVR        IMR        AVR        IMR
                                                                      ---------  ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
Balance, beginning of year                                            $  47,605  $  33,830  $  53,911  $  28,675
Net realized investment gains, net of tax                                   256      8,942     17,400      6,321
Amortization of net investment gains                                         --     (2,282)        --     (1,166)
Unrealized investment losses                                             (6,550)        --     (2,340)        --
Required by formula                                                       3,081         --    (21,366)        --
                                                                      ---------  ---------  ---------  ---------
Balance, end of year                                                  $  44,392  $  40,490  $  47,605  $  33,830
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

16. FEDERAL INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return. Federal income taxes are calculated for the consolidated group based upon amounts determined to be payable as a result of operations within the current year. No provision is recognized for timing differences which may exist between financial statement and taxable income. Such timing differences include reserves, depreciation and accrual of market discount on bonds. Cash payments for federal income taxes were approximately $48,144,000, $31,000,000 and $19,264,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company is currently undergoing an audit by the Internal Revenue Service. The Company believes that there will be no material audit adjustments for the periods under examination.

17. SURPLUS NOTES AND NOTES RECEIVABLE (PAYABLE)
On December 22, 1997, the Company issued a $250,000,000 surplus note to Life Holdco. This note has an interest rate of 8.625% and is due on or after November 6, 2027.

On May 9, 1997, the Company issued a short-term note of $600,000,000 to Life Holdco at an interest rate of 5.10%, which was extended at various interest rates. This note was repaid on December 22, 1997.

On December 19, 1995, the Company issued surplus notes totaling $315,000,000 to an affiliate, Sun Canada Financial Co., at interest rates between 5.75% and 7.25%. Of these notes, $157,500,000 will mature in the year 2007 and $157,500,000 will mature in the year 2015. Interest on these notes is payable semiannually.

Principal and interest on surplus notes are payable only to the extent that the Company meets specified requirements regarding free surplus exclusive of the principal amount and accrued interest, if any, on these notes and with the consent of the Delaware Insurance Commissioner.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

17. SURPLUS NOTES AND NOTES RECEIVABLE (PAYABLE) (CONTINUED):
The Company accrued $4,259,000 and $ 964,000 for interest on surplus notes for the years ended December 31, 1998 and 1997, respectively.

The Company accrued $4,259,000 and $964,000 for interest on surplus notes for the years ended December 31, 1998 and 1997, respectively.

The Company expensed $44,903,000, $42,481,000 and $23,061,000 for interest on surplus notes and notes payable for the years ended December 31, 1998, 1997 and 1996, respectively.

18. TRANSACTIONS WITH AFFILIATES
The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $16,344,000 in 1998, $15,997,000 in 1997, and $20,192,000 in 1996.

The Company leases office space to SLOC under lease agreements with terms expiring in September, 1999 and options to extend the terms for each of thirteen successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for 1998 amounted to approximately $6,856,000.

19. RISK-BASED CAPITAL
Effective December 31, 1993, the NAIC adopted risk-based capital requirements for life insurance companies. The risk-based capital requirements provide a method for measuring the minimum acceptable amount of adjusted capital that a life insurer should have, as determined under statutory accounting practices, taking into account the risk characteristics of its investments and products. The Company has met the minimum risk-based capital requirements at December 31, 1998, 1997 and 1996.

20. ACCOUNTING POLICIES AND PRINCIPLES
The financial statements of the Company have been prepared on the basis of statutory accounting practices which, prior to 1996, were considered by the insurance industry and the accounting profession to be in accordance with GAAP for mutual life insurance companies. The primary differences between statutory accounting practices and GAAP are described as follows. Under statutory accounting practices, financial statements are not consolidated and investments in subsidiaries are shown at net equity value. Accordingly, the assets, liabilities and results of operations of the Company's subsidiaries are not consolidated with the assets, liabilities and results of operations, respectively, of the Company. Changes in net equity value of the common stock of the Company's United States life insurance subsidiaries are directly reflected in the Company's surplus. Changes in the net equity value of the common stock of all other subsidiaries are directly reflected in the Company's Asset Valuation Reserve. Dividends paid by subsidiaries to the Company are included in the Company's net investment income.

Other differences between statutory accounting practices and GAAP include the following: statutory accounting practices do not recognize the following assets or liabilities which are reflected under GAAP: deferred policy acquisition costs, deferred federal income taxes and statutory nonadmitted assets. Asset Valuation Reserves and Interest Maintenance Reserves are established under statutory accounting practices but not under GAAP. Methods for calculating real estate depreciation and investment valuation allowances differ under statutory accounting practices and GAAP. Actuarial assumptions and reserving methods differ under statutory accounting practices and GAAP. Premiums for universal life and investment-type products are recognized as income for statutory purposes and as deposits to policyholders' accounts for GAAP.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

20. ACCOUNTING POLICIES AND PRINCIPLES (CONTINUED):
Because the Company's management uses financial information prepared in conformity with accounting principles generally accepted in Canada in the normal course of business, the management of Sun Life Assurance Company of Canada (U.S.) has determined that the cost of complying with Statement No. 120, "Accounting and Reporting by Mutual Insurance Enterprises and by Insurance Enterprises for Certain Long Duration Participating Contracts", exceeds the benefits that the Company, or the users of its financial statements, would experience. Consequently, the Company has elected not to apply such standards in the preparation of these financial statements.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

We have audited the accompanying statutory statements of admitted assets, liabilities and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) (the "Company") as of December 31, 1998 and 1997, and the related statutory statements of operations, changes in capital stock and surplus, and cash flow for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described more fully in Notes 1 and 20 to the financial statements, the Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which is a comprehensive basis of accounting other than generally accepted accounting principles. The effects on the financial statements of the differences between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, the statutory financial statements referred to above present fairly, in all material respects, the admitted assets, liabilities, and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) as of December 31, 1998 and 1997, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1998 on the basis of accounting described in Notes 1 and 20.

However, because of the differences between the two bases of accounting referred to in the second preceding paragraph, in our opinion, the statutory financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of Sun Life Assurance Company of Canada (U.S.) as of December 31, 1998 and 1997 or the results of its operations or its cash flow for each of the three years in the period ended December 31, 1998.

As management has stated in Note 20, because the Company's management uses financial information prepared in accordance with accounting principles generally accepted in Canada in the normal course of business, the management of Sun Life Assurance Company of Canada (U.S.) has determined that the cost of complying with Statement No. 120, ACCOUNTING AND REPORTING BY MUTUAL LIFE INSURANCE ENTERPRISES AND BY INSURANCE ENTERPRISES FOR CERTAIN LONG-DURATION PARTICIPATING CONTRACTS, would exceed the benefits that the Company, or the users of its financial statements, would experience. Consequently, the Company has elected not to apply such standards in the preparation of these financial statements.

February 5, 1999

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

JOHN D. MCNEIL, 65, Director (1982*)

    He was Chairman of the Company until May 14, 1998. He is Chairman and a Director of Sun Life Assurance Company of Canada and a Director of Sun Life Insurance and Annuity Company of New York and Massachusetts Financial Services Company; Chairman and a Trustee of MFS/Sun Life Series Trust; Chairman and a Member of the Boards of Managers of Money Market Variable Account, High Yield Variable Account, Capital Appreciation Variable Account, Government Securities Variable Account, World Governments Variable Account, Total Return Variable Account and Managed Sectors Variable Account; and a Director of Shell (Canada) Limited and Canadian Pacific, Ltd.

DONALD A. STEWART, 53, Chairman and Director (1996*)

    He became Chairman of the Company on May 14, 1998. He is President, Chief Executive Officer and a Director of Sun Life Assurance Company of Canada, Chairman and a Director of Sun Life Insurance and Annuity Company of New York; and a Director of Massachusetts Financial Services Company, Massachusetts Casualty Insurance Company and Sun Life Financial Services Limited.

DAVID D. HORN, 57, Director (1985*)

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

ANGUS A. MACNAUGHTON, 67, Director (1985*)

    He is President of Genstar Investment Corporation and a Director of Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity Company of New York, Canadian Pacific, Ltd., Varian Associates, Inc., Diversified Collection Services, Inc., San Francisco Opera, and Vice Chairman and a Director of Barrick Gold Corporation.

JOHN S. LANE, 64, Director (1991*)

    He is Senior Vice President, Investments of Sun Life Assurance Company of Canada; and a Director of Sun Life Insurance and Annuity Company of New York.

RICHARD B. BAILEY, 72, Director (1983*)

    He is a Director of Sun Life Insurance and Annuity Company of New York and a Director/Trustee of certain Funds in the MFS Family of Funds.

M. COLYER CRUM, 66, Director (1986*)

    He is Professor Emeritus of the Harvard Business School; and a Director of Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity Company of New York, Cambridge Bancorp, Cam-bridge Trust, Merrill Lynch Global Growth Fund, Inc., Merrill Lynch Basic Value Fund, Inc., Merrill Lynch Special Value Fund, Inc., Merrill Lynch Capital Fund, Inc., Merrill Lynch U.S.A. Government Reserves, Merrill

Lynch U.S. Treasury Money Fund, MuniVest Florida Fund, MuniYield Michigan Insured Fund, Inc., MuniVest New Jersey Fund, Inc., MuniVest Michigan Insured Fund, Inc., MuniYield New Jersey Insured Fund, Inc. and Chairman and Director of Phaeton International N.V.

S. CAESAR RABOY, 62, Director (1996*)

    He was Senior Vice President and Deputy General Manager of the Company until February 4, 1999. He was Senior Vice President and Deputy General Manager for the United States of Sun Life Assurance Company of Canada until December 31, 1998. Effective January 1, 1999, he became a consultant to the Company. Effective February 4, 1999, he retired as Senior Vice President and Deputy General Manager for Sun Life Insurance and Annuity Company of New York and will remain a Director of that Company; Vice President and a Director of Sun Life Financial Services Limited, and a Director of Sun Life of Canada (U.S.) Distributors, Inc. and Clarendon Insurance Agency, Inc.

C. JAMES PRIEUR, 47, President and Director (1998*)

    He is Senior Vice President and General Manager for the United States of Sun Life Assurance Company of Canada; Chairman and Director of Sun Life of Canada (U.S.) Distributors, Inc. and Sun Capital Advisers, Inc.; President and Director of Sun Life Insurance and Annuity Company of New York, of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc., Sun Canada Financial Co., Sun Life of Canada (U.S.) SPE 97-1, Inc. and Sun Benefit Services Company, a Director of Clarendon Insurance Agency, Inc., Sun Life Information Services Ireland Limited and Massachusetts Casualty Insurance Company; Chairman of the Board and Executive Vice President of Sun Capital Advisers Trust.

L. BROCK THOMSON, 57, Vice President and Treasurer (1974)

    He is Vice President, Portfolio Management for the United States of Sun Life Assurance Company of Canada; Vice President and Treasurer of Sun Life of Canada (U.S.) Distributors, Inc., Sun Benefit Services Company, Inc. and Sun Life Insurance and Annuity Company of New York; and Assistant Treasurer of Massachusetts Casualty Insurance Company.

ROBERT P. VROLYK, 45, Vice President and Actuary (1986)

    He is Vice President, Finance of Sun Life Assurance Company of Canada; Vice President, Actuary and Controller of Sun Life Insurance and Annuity Company of New York; Vice President and Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc., Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Distributors, Inc. and Sun Canada Financial Co.; Vice President, Treasurer and Director of Sun Capital Advisers, Inc.; Treasurer and Director of Sun Life of Canada (U.S.) SPE 97-1, Inc.; and a Director of Clarendon Insurance Agency, Inc., Sun Benefit Services Company Inc., and Sun Life Information Services Ireland Ltd.

JAMES M.A. ANDERSON, 49, Vice President Investments (1998)

    He is Vice President, Investments of Sun Life Assurance Company of Canada and Sun Life Insurance and Annuity Company of New York; Chairman of Sun Capital Advisers Trust; President and Director of Sun Capital Advisers, Inc., Vice President, and a Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc. and Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc.; Vice President of Sun Life of Canada (U.S.) Distributors, Inc. and Sun Canada Financial Co.; and a Director of Clarendon Insurance Agency, Inc. and Sun Benefit Services Company Inc. He has been affiliated with Sun Life Assurance Company of Canada since 1977.

PETER FREDRIK DEMUTH, 40, Vice President and Chief Counsel, (1998)

    He is Vice President and Chief Counsel of U.S. Operations for Sun Life Assurance Company of Canada; Vice President and Chief Counsel for Sun Life Insurance and Annuity Company of New York; a Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc. and Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc. Prior to February, 1998, he was a member of the firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.

ELLEN BLOOMER KING, 42, Secretary (1998)

    She is Assistant Counsel for the United States of Sun Life Assurance Company of Canada; Secretary of Sun Life Insurance and Annuity Company of New York, Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc., Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) SPE 97-1, Inc., Sun Canada Financial Co. and Sun Benefit Services Company, Inc.

ROBERT K. LEACH, 43, Vice President, Finance and Product, (1996)

    He has been an officer of the Company since January, 1987 in various management positions. In July, 1996 he was appointed Vice President, Annuities. Prior to 1987 he was a 2nd Vice President at New England Life Insurance Company.

EDWARD J. RONAN, 45, Vice President, Retirement Products and Services,(1997)

    He has been an officer of the Company since August, 1997. From June, 1987 to July, 1997 he was Vice President, Division Manager at First Data Investor Services Group.

JANE M. MANCINI, 39, President and Director, Sun Life of Canada (U.S.) Distributors, Inc. (1997)

    She is President and Director of Sun Life of Canada (U.S.) Distributors, Inc. a wholly-owned subsidiary of the Registrant. From September, 1996 to August, 1997 she was a Managing Director of Cypress Holding Company; from January, 1988 to September, 1996 she was Senior Vice President at Massachusetts Financial Services Company. She is President and Director of Clarendon Insurance Agency, Inc.

    All individuals who were directors of Massachusetts Casualty Insurance Company resigned their positions on February 5, 1999.

    The directors, officers and employees of the Company are covered under a commercial blanket bond and a liability policy.

    * First year elected.

ITEM 11.  EXECUTIVE COMPENSATION

    Some of the executive officers of the Company also serve as officers of Sun Life Assurance Company of Canada and receive no compensation directly from the Company. Allocations have been made as to such officers' time devoted to duties as executive officers of the Company and its subsidiaries. The allocated cash compensation of all executive officers of the Company as a group for services rendered in all capacities to the Company and its subsidiaries during 1998 totalled $1,112,000.

                                                                     ALLOCATED COMPENSATION
                                                                ---------------------------------     ALL OTHER
NAME/POSITION                                                     YEAR       SALARY      BONUS       COMPENSATION
--------------------------------------------------------------  ---------  ----------  ----------  ----------------
John D. McNeil*                                                      1998  $   52,084  $   37,203
Chairman and CEO until May 14, 1998                                  1997  $   53,465  $   40,030
                                                                     1996  $   55,205  $   49,859
Donald A. Stewart*                                                   1998  $   34,913  $   17,857
President and Chairman                                               1997
                                                                     1996
C. James Prieur*                                                     1998  $  110,960  $   28,606    $   1,929(1)
Senior Vice President                                                1997  $  154,784  $   34,633
and General Manager                                                  1996  $   96,609  $   26,889
Robert K. Leach                                                      1998  $  175,000  $   45,400    $   5,233(2)
Vice President,                                                      1997  $  160,000  $   40,800
Finance and Product                                                  1996  $  146,500  $   35,825
Edward J. Ronan                                                      1998  $  180,000  $   30,000    $   4,103(3)
Vice President,                                                      1997  $   67,601
Retirement Products                                                  1996
Jane M. Mancini                                                      1998  $  200,000  $        0    $   2,407(4)
President,                                                           1997  $  200,000  $  200,000
Distributors, Inc.                                                   1996

------------------------
* Allocated compensation.

1. All other compensation for Mr. Prieur for the year ended 1998 includes Group Term Life insurance payments and 401K company contributions of $470 and $1,459, respectively.

2. All other compensation for Mr. Leach for the year ended 1998 includes Group Term Life insurance payments and 401K company contributions of $433 and $4,800, respectively.

3. All other compensation for Mr. Ronan for the year ended 1998 includes Group Term Life insurance payments and 401K company contributions of $765 and $3,338, respectively.

4. All other compensation for Ms. Mancini for the year ended 1998 includes Group Term Life insurance payments and 401K company contributions of $330 and $2,077, respectively.

    Directors of the Company who are also officers of Sun Life Assurance Company of Canada or its affiliates receive no compensation in addition to their compensation as officers of Sun Life Assurance Company of Canada or its affiliates. Messrs. Bailey, Crum, Horn and MacNaughton received compensation in the amount of $7,000 per year and $1,000 plus expenses for each meeting attended for the year ended December 31, 1998.

    No shares of the Company are owned by any executive officer or director. The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc., One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, which is in turn a wholly-owned subsidiary of Sun Life Assurance Company of Canada-U.S. Operations Holdings, Inc., a wholly-owned subsidiary of Sun Life Assurance Company of Canada.

LONG TERM INCENTIVE COMPENSATION

    In 1998, Sun Life Assurance Company of Canada introduced a long-term incentive compensation plan for certain Officers of Sun Life Assurance Company of Canada holding a position of Vice-President or higher in the Company, effective January 1, 1998. The Unit Value Appreciation Plan provides eligible officers with value appreciation units designed to reward growth in the value of the Company over a multi-year period. For purposes of this plan, the value of the Company is determined by applying predefined multiples to the net income earned in the various businesses. The value of units granted under the plan will reflect growth in the value of the Company. When the plan was introduced participants were awarded two allotments of units -- a three-year grant and a four-year grant, representing grants for 1998 and 1999 respectively. The three-year grant will reward increases in the value of the Company from January 1, 1998 to December 31, 2000. The four-year grant will reward increases in the value of the Company from January 1, 1998 to December 31, 2001. Awards are payable in cash following the performance period. Termination of employment results in forfeiture of awards, except that awards will be prorated in the event of death, long-term disability, or retirement for employees meeting certain age and service requirements.

                                       PERFORMANCE OR
                                        OTHER PERIOD
                       NUMBER OF      UNTIL MATURATION          ESTIMATED
NAME                    UNITS*           OR PAYOUT          FUTURE PAYMENTS**
--------------------  -----------  ----------------------  -------------------
John D. McNeil            10,640        December 31, 2000           51,965
                          10,640        December 31, 2001           72,832
Donald A. Stewart          7,277        December 31, 2000           35,543
                           8,512        December 31, 2001           58,266
C. James Prieur           12,920        December 31, 2000           63,099
                          19,608        December 31, 2001          134,219
Robert K. Leach            9,000        December 31, 2000           43,955
                           9,000        December 31, 2001           61,606
Edward J. Ronan            9,000        December 31, 2000           43,955
                           9,000        December 31, 2001           61,606
Jane M. Mancini               --        December 31, 2000               --
                              --        December 31, 2001               --

*   Only units allocated to services rendered to the Company are shown.

** Future payouts are not determinable. The estimate assumes a 10% compounded annual growth rate for net income for Sun Life Assurance Company of Canada, using the same formula used to determine unit values. There are no minimum or maximum payouts.

ESTIMATED ANNUAL BENEFITS PAYABLE UPON RETIREMENT FOR EXECUTIVE OFFICERS IN THE
  UNITED STATES

    The following table illustrates the total annual pension for Company employees in the United States who are eligible to participate in the Sun Life of Canada U.S. Employees' Retirement Income Plan and accompanying Trust (the "Plan"). Under the plan, income is payable for the life of the eligible employee. The normal form of pension for single employees is a life annuity; for married individuals it is the actuarially reduced 50% joint and survivor benefit.

    Pensionable earnings for this purpose are calculated using the highest average of base earnings and officer incentive payment, up to target, earned over the highest consecutive 36 month period in the last 120 months. The pension benefit is determined by years of service (maximum of 30) multiplied by 50% of the pensionable earnings, plus .5% of pensionable earnings for service in excess of 30 years (maximum 40). Compensation allocated to the Company covered by the Plan for 1998 was as follows: Mr. Prieur $144,973, Mr. Ronan $228,600, Mr. Leach $218,750 and Ms. Mancini $200,000. As of December 31, 1998, the number of years of credited services was as follows: Mr. Prieur 6 years, Mr. Ronan 2 years, Mr. Leach 12 years and Ms. Mancini 2 years.

    In no event can the pension benefit exceed $125,000 at the normal retirement age as defined by the United States Social Security Office. The maximum pensionable earnings that can be used to determine this benefit is $160,000. The table does not reflect these limits. The Company has adopted a plan that is not a tax-qualified plan to provide the benefits that would have been provided under the Company's retirement plan but for these limits.

  PENSIONABLE                      YEARS OF SERVICE
EARNINGS (US$)      15         20         25         30         35
---------------  ---------  ---------  ---------  ---------  ---------
      125,000       31,250     41,667     52,083     62,500     65,625
      150,000       37,500     50,000     62,500     75,000     78,750
      175,000       43,750     58,333     72,917     87,500     91,875
      200,000       50,000     66,667     83,333    100,000    105,000
      225,000       56,250     75,000     93,750    112,500    118,125
      250,000       62,500     83,333    104,167    125,000    131,250
      300,000       75,000    100,000    125,000    150,000    157,500
      350,000       87,500    116,667    145,833    175,000    183,750
      400,000      100,000    133,333    166,667    200,000    210,000
      450,000      112,500    150,000    187,500    225,000    236,250
      500,000      125,000    166,667    208,333    250,000    262,500

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This item is not applicable since the Company is wholly-owned by Sun Life Assurance Company of Canada.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  REINSURANCE

    See discussion of Reinsurance in Item 1.

  SERVICE CONTRACT

    The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost reimbursement basis. Expenses under this agreement amounted to approximately $16,344,000 in 1998.

  LEASES

    The Company leases office space to SLOC under lease agreements with terms expiring in September, 1999 and options to extend the terms for each of thirteen successive five year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for 1998 amounted to approximately $6,856,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Financial statements (set forth in Item 8):

       -- Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus as of December 31, 1998 and December 31, 1997.

       -- Statutory Statements of Operations for each of the three years ended
          December 31, 1998, December 31, 1997 and December 31, 1996.

       -- Statutory Statements of Capital Stock and Surplus for each of the three years ended December 31, 1998, December 31, 1997 and December 31, 1996.

       -- Statutory Statements of Cash Flow for each of the three years ended
          December 31, 1998, December 31, 1997 and December 31, 1996.

       -- Notes to Financial Statements.

       -- Independent Auditors' Report.

    (a) (2) Financial statement schedules (set forth below):

       -- Schedule I--Summary of Investments, Other than Investments in Related
          Parties.

       -- Schedule III--Supplementary Insurance Information.

       -- Schedule VI--Reinsurance.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                                                       AMOUNT AT WHICH SHOWN IN
                   TYPE OF INVESTMENT                         COST         VALUE          THE BALANCE SHEET*
--------------------------------------------------------  ------------  ------------  --------------------------
Fixed maturities:
    Bonds:
    United States government and government agencies and
     authorities                                          $    140,417  $    147,874        $      140,417
States, municipalities and political subdivisions               16,632        18,851                16,632
Public utilities                                               397,670       436,172               397,670
Transportation                                                 197,207       219,670               197,207
Finance                                                        144,958       157,006               144,958
All other corporate bonds                                      866,584       910,980               866,584
                                                          ------------  ------------           -----------
    Total fixed maturities                                   1,763,468     1,890,533             1,763,468
                                                          ------------  ------------           -----------
Mortgage loans on real estate                                  535,003            --               535,003
Real estate                                                     80,820            --                78,021*
Real estate acquired in satisfaction of debt                    17,622            --                17,207*
Other invested assets                                           64,177            --                64,177
Policy loans                                                    41,944            --                41,944
Short-term investments                                         263,400            --               263,400
                                                          ------------  ------------           -----------
    Total investments                                     $  2,766,434  $  1,890,533        $    2,763,220
                                                          ------------  ------------           -----------
                                                          ------------  ------------           -----------

------------------------
*Net of provision for unrealized losses of $3,214

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                                  SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION

                                                                             FUTURE POLICY
                                                                               BENEFITS,            OTHER POLICY
                                                                           LOSSES, CLAIMS AND        CLAIMS AND
SEGMENT                                                                      LOSS EXPENSES        BENEFITS PAYABLE
-----------------------------------------------------------------------  ----------------------  -------------------
INDIVIDUAL INSURANCE
1998                                                                                144,797                 369
1997                                                                              1,127,909               2,460
RETIREMENT PRODUCTS AND SERVICES
1998                                                                              2,074,070                  --
1997                                                                              2,545,787                  --
CORPORATE
1998                                                                                     --                  --
1997                                                                                     --                  --

                                                                              BENEFITS CLAIMS,         OTHER
                                               PREMIUM     NET INVESTMENT        LOSSES, AND         OPERATING
                                               REVENUE       INCOME (1)      SETTLEMENT EXPENSES     EXPENSES
                                             ------------  ---------------  ---------------------  -------------
INDIVIDUAL INSURANCE
1998                                              157,993          1,552              129,523            15,277
1997                                              206,285          1,949              251,658            20,675
1996                                              210,185         (2,590)             233,499            22,347
RETIREMENT PRODUCTS AND SERVICES
1998                                            2,194,895        160,153            2,287,427           196,289
1997                                            2,204,693        200,970            2,327,446           180,145
1996                                            1,834,328        238,987            1,999,028           152,098
CORPORATE
1998                                                   --         25,110                   --             3,042
1997                                                   --         68,495                   --             5,244
1996                                                   --         68,912                   --               898

(1) Net investment income is allocated based on segmented assets by line of business.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                                  SCHEDULE VI
                                  REINSURANCE

                                                                                                     % AMOUNT
                                                                                                      ASSUMED
                                                  CEDED TO OTHER     ASSUMED FROM                     TO NET
                                       DIRECT        COMPANIES      OTHER COMPANIES    NET AMOUNT     AMOUNT
                                    ------------  ---------------  -----------------  ------------  -----------
LIFE INSURANCE IN-FORCE (IN 000'S)
December 31, 1998                   $  1,359,883   $   1,006,310    $             0   $    353,573         0.0%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1997                   $  1,197,181   $   5,690,525    $    10,781,852   $  6,288,508       171.5%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1996                   $  1,225,073   $   6,146,096    $    11,400,640   $  6,479,617       175.9%
                                    ------------  ---------------  -----------------  ------------       -----

LIFE INSURANCE PREMIUMS (IN 000'S)
December 31, 1998                   $     18,750   $      11,763    $       159,787   $    166,774        95.8%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1997                   $      5,823   $      13,180    $       210,101   $    202,744       103.6%
                                    ------------  ---------------  -----------------  ------------       -----
December 31, 1996                   $      5,686   $      12,054    $       214,099   $    207,731       103.1%
                                    ------------  ---------------  -----------------  ------------       -----

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

    We have audited the statutory statements of admitted assets, liabilities, and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) (wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.) as of December 31, 1998 and 1997, and the related statutory statements of operations, changes in capital stock and surplus and cash flow for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 4, 1999 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a)2 in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information therein set forth.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 5, 1999

(A) 3 AND (C). EXHIBITS:

    The following Exhibits are incorporated herein be reference unless otherwise indicated:

 EXHIBIT NO.
-------------
          3    Certificate of Incorporation and by-laws (filed as Exhibit 6 to the Registration Statement on
               Form N-4 (Registration No. 333-37903), filed October 14, 1997)
          4    (a)(i)     Form of Single Payment Combination Fixed/Variable Group Annuity Contract (filed as
                          Exhibit 4(a) to Post-Effective Amendment No. 9 to the Registration Statement on Form
                          N-4 (Registration No. 33-29852), filed April 16, 1998)
               (a)(ii)    Form of Certificate to be issued in connection with Contract filed as Exhibit
                          4(a)(i) hereto (filed as Exhibit 4(b) to Post-Effective Amendment No. 9 to the
                          Registration Statement on Form N-4 (Registration No. 33-29852), filed April 16,
                          1998)
               (b)(i)     Form of Flexible Payment Deferred Combination Variable and Fixed Group Annuity
                          Contract (filed as Exhibit 4(a) to Post-Effective Amendment No. 2 to the
                          Registration Statement on Form N-4 (Registration No. 333-05227), filed April 10,
                          1998)
               (b)(ii)    Form of Certificate to be issued in connection with the Contract filed as Exhibit
                          4(b)(i) hereto (filed as Exhibit 4(b) to Post-Effective Amendment No. 2 to the
                          Registration Statement on Form N-4 (Registration No. 333-05227), filed April 10,
                          1998)
               (c)(i)     Form of Flexible Payment Combination Fixed/Variable Group Annuity Contract (filed as
                          Exhibit 4(a) to Post-Effective Amendment No. 9 to the Registration Statement on Form
                          N-4 (Registration No. 33-41628), filed March 2, 1998)
               (c)(ii)    Form of Certificate to be issued in connection with the Contract filed as Exhibit
                          4(c)(i) hereto (filed as Exhibit 4(b) to Post-Effective Amendment No. 9 to the
                          Registration Statement on Form N-4 (Registration No. 33-41628), filed March 2, 1998)
               (d)(i)     Form of Flexible Payment Deferred Combination Variable and Fixed Group Annuity
                          Contract (filed as Exhibit 4(a) to Post-Effective Amendment No. 16 to the
                          Registration Statement on Form N-4 (Registration No. 2-99958), filed April 17, 1998)
               (d)(ii)    Form of Certificate to be issued in connection with the Contract filed as Exhibit
                          4(e)(i) hereto (filed as Exhibit 4(b) to Post-Effective Amendment No. 16 to the
                          Registration Statement on Form N-4 (Registration No. 2-99958), filed April 17, 1998)
               (e)(i)     Form of Flexible Payment Combination Fixed/Variable Group Annuity Contract (filed as
                          Exhibit 4(a) to the Registration Statement on Form N-4 (Registration No. 333-37907),
                          filed October 14, 1997)
               (e)(ii)    Form of Certificate to be issued in connection with the Contract filed as Exhibit
                          4(e)(i) hereto (filed as Exhibit 4(b) to the Registration Statement on Form N-4
                          (Registration No. 333-37907), filed October 14, 1997)
               (f)(i)     Form of Single Payment Deferred Fixed Individual Annuity Contract (filed as Exhibit
                          4(a) to the Registration Statement on Form S-2 (Registration No. 333-62837), filed
                          September 3, 1998)
               (f)(ii)    Form of Single Payment Deferred Fixed Group Annuity Contract (filed as Exhibit 4(b)
                          to the Registration Statement on Form S-2 (Registration No. 333-62837), filed
                          September 3, 1998)
               (f)(iii)   Form of Certificate to be used in connection with Contract filed as Exhibit (f) (ii)
                          (filed as Exhibit 4(c) to the Registration Statement on Form S-2 (Registration No.
                          333-62837), filed September 3, 1998)
         21    Subsidiaries of the Company (filed herewith)

 EXHIBIT NO.
-------------
         24    Powers of Attorney (filed herewith)
         27    Financial Data Schedule (filed herewith)

(B) REPORTS OF FORM 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

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

                                             Sun Life Assurance Company of
                                             Canada (U.S.)
                                             (Registrant)

                                             By:*     /s/ C. James Prieur

                                             -----------------------------------
                                                       C. James Prieur
                                                          PRESIDENT

                                             Date:      March 31, 1999

                                             -----------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       */s/ C. James Prieur          President and Director
-----------------------------------    (Principal Executive
          C. James Prieur              Officer)                 March 31, 1999

       */s/ Robert P. Vrolyk         Vice President and
-----------------------------------    Actuary (Principal
         Robert P. Vrolyk              Financial & Accounting
                                       Officer)                 March 31, 1999

      */s/ Richard B. Bailey         Director
-----------------------------------
         Richard B. Bailey                                      March 31, 1999

        */s/ M. Colyer Crum          Director
-----------------------------------
          M. Colyer Crum                                        March 31, 1999

        */s/ David D. Horn           Director
-----------------------------------
           David D. Horn                                        March 31, 199

         */s/ John S. Lane           Director
-----------------------------------
           John S. Lane                                         March 31, 1999

     */s/ Angus A. MacNaughton       Director
-----------------------------------
       Angus A. MacNaughton                                     March 31, 1999

       */s/ S. Caesar Raboy          Director
-----------------------------------
          S. Caesar Raboy                                       March 31, 1999

      */s/ Donald A. Stewart         Chairman and Director
-----------------------------------
         Donald A. Stewart                                      March 31, 1999

------------------------
* By Ellen B. King pursuant to Power of Attorney filed herewith.