Form 10-Q
period 1999-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 1999-05-14
CIK 745544

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT 0F 1934




For the Quarterly Period Ended March 31, 1999    Commission File Numbers
                               --------------    33-31711, 33-41858, 333-77041,
                                                 333-45923, 333-62837, 333-11699
                                                 -------------------------------


                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
               (Exact name of registrant as specified in its charter)


          Delaware                                     04-2461439
---------------------------------------  ---------------------------------------
(State or other jurisdiction of                  (IRS Employer I.D. No.)
 incorporation or organization)


One Sun Life Executive Park,        Wellesley Hills, MA            02481
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code          (781) 237-6030


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

Registrant has 5,900 shares of common stock outstanding on May 14,1999 all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                             (WHOLLY-OWNED SUBSIDIARY OF
                     SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                                      INDEX

                                                                      PAGE
                                                                     NUMBER
 PART I:   Financial Information

  Item 1: Financial Statements:*

       Balance Sheets -
         March 31, 1999 and December 31, 1998                          3

       Statements of Operations -
         Three Months Ended
         March 31, 1999 and March 31, 1998                             4

       Statements of Capital Stock and Surplus -
         Three Months Ended
         March 31, 1999 and March 31, 1998                             5

       Statements of Cash Flows -
         Three Months Ended
         March 31, 1999 and March 31,1998                              6

       Notes to Unaudited Financial Statements                         7

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   9

  Item 3. Quantitative and Qualitative Disclosures
       About Market Risk                                              17


PART II:  Other Information

  Item 4: Submission of Matters to a Vote of Security Holders         20

  Item 6: Exhibits and Reports on Form 8-K                            20

*The balance sheet at December 31, 1998 has been taken from the audited financial statements at that date. All other statements are unaudited.

ITEM 1. FINANCIAL STATEMENTS

                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.)  HOLDINGS, INC.)

             STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
                             CAPITAL STOCK AND SURPLUS

(in 000's)
                                                                                   MARCH 31,        DECEMBER 31,
ADMITTED ASSETS                                                                       1999              1998
                                                                               ---------------   -----------------
Bonds                                                                          $     1,572,715   $       1,763,468
Common stocks                                                                           83,972             128,445
Mortgage loans on real estate                                                          609,535             535,003
Properties acquired in satisfaction of debt                                             17,126              17,207
Investment real estate                                                                  77,590              78,021
Policy loans                                                                            42,673              41,944
Cash & short-term investments                                                          292,317             265,226
Other invested assets                                                                   65,147              64,177
Investment income due and accrued                                                       35,185              35,706
Federal income tax recoverable and interest thereon                                      2,183               1,110
Other assets                                                                                 0               1,928
                                                                               ---------------   -----------------

General account assets                                                               2,798,443           2,932,235

Separate account assets
 Unitized                                                                           12,084,019          11,774,745
 Non-unitized                                                                        2,262,722           2,195,641
                                                                               ---------------   -----------------

      TOTAL ADMITTED ASSETS                                                    $    17,145,184   $      16,902,621
                                                                               ---------------   -----------------
                                                                               ---------------   -----------------
LIABILITIES

Aggregate reserve for life policies and contracts                              $     1,211,227   $       1,216,107
Supplementary contracts                                                                  1,896               1,885
Policy and contract claims                                                               1,670                 369
Liability for premium and other deposit funds                                          875,219           1,000,875
Surrender values on cancelled policies                                                      71                   5
Interest maintenance reserve                                                            41,373              40,490
Commissions to agents due or accrued                                                     2,281               2,615
General expenses due or accrued                                                          6,371               5,932
Transfers from Separate Accounts due or accrued                                       (402,407)           (361,863)
Taxes, licenses and fees due or accrued, excluding FIT                                     438                 401
Federal income taxes due or accrued                                                     25,260              25,019
Unearned investment income                                                                  43                  23
Amounts withheld or retained by company as agent or trustee                              1,293                 529
Remittances and items not allocated                                                      3,177               5,176
Asset valuation reserve                                                                 43,663              44,392
Payable to parent, subsidiaries, and affiliates                                         13,703              30,381
Payable for securities                                                                  10,376                 428
Dividends to stockholders declared and unpaid                                           75,000                   0
Other liabilities                                                                       24,217               9,770
                                                                               ---------------   -----------------

General account liabilities                                                          1,934,871           2,022,534

Separate account liabilities
 Unitized                                                                           12,083,808          11,774,522
 Non-unitized                                                                        2,262,722           2,195,641
                                                                               ---------------   -----------------

    TOTAL LIABILITIES                                                               16,281,401          15,992,697
                                                                               ---------------   -----------------

Common capital stock                                                                     5,900               5,900
                                                                               ---------------   -----------------

Surplus notes                                                                          565,000             565,000
Gross paid in and contributed surplus                                                  199,355             199,355
Unassigned funds                                                                        93,528             139,669
                                                                               ---------------   -----------------
Surplus                                                                                857,883             904,024
                                                                               ---------------   -----------------
 Total common capital stock and surplus                                                863,783             909,924
                                                                               ---------------   -----------------

      TOTAL LIABILITIES, CAPITAL STOCK AND SURPLUS                             $    17,145,184   $      16,902,621
                                                                               ---------------   -----------------
                                                                               ---------------   -----------------

              See notes to unaudited statutory financial statements.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                   SUN LIFE OF CANADA (U.S.)  HOLDINGS, INC.)


                       STATUTORY STATEMENTS OF OPERATIONS

(in 000's)
                                                                                                      THREE MONTHS ENDED MARCH 31,
INCOME                                                                                                     1999            1998
                                                                                                     --------------   -------------
Premiums and annuity considerations                                                                  $       17,210   $      63,791
Deposit-type funds                                                                                          626,370         475,605
Considerations for supplementary contracts
   without life contingencies and dividend accumulations                                                        266             298
Net investment income                                                                                        46,587          49,602
Amortization of interest maintenance reserve                                                                    911             571
Net gain from operations from Separate Accounts Statement                                                         0               1
Income from fees associated with investment management administration and contract
guarantees from Separate Account                                                                             40,453          32,211
Other income                                                                                                  5,651          26,002
                                                                                                     --------------   -------------

Total                                                                                                       737,448         648,081
                                                                                                     --------------   -------------
BENEFITS AND EXPENSES

Death benefits                                                                                                  813           7,943
Annuity benefits                                                                                             37,483          35,038
Disability benefits and benefits under accident and health policies                                               0              22
Surrender benefits and other fund withdrawals                                                               566,820         457,081
Interest on policy or contract funds                                                                            100              67
Payments on supplementary contracts
   without life contingencies and of dividend accumulations                                                     329             252
Increase (decrease) in aggregate reserves for life and accident and health policies and contracts            (4,880)         29,070
Decrease in liability for premium and other deposit funds                                                  (125,656)       (117,221)
Increase in reserve for supplementary contracts
   without life contingencies and for dividend and coupon accumulations                                          11              68
                                                                                                     --------------   -------------

Total                                                                                                       475,020         412,320

Commissions on premiums and annuity considerations (direct business only)                                    38,381          29,778
Commissions and expense allowances on reinsurance assumed                                                         0           4,242
General insurance expenses                                                                                   14,068          12,013
Insurance taxes, licenses and fees, excluding federal income taxes                                            2,253           2,153
Decrease in loading on and cost of collection in excess of loading
  on deferred and uncollected premiums                                                                            0             (50)
Net transfers to Separate Accounts                                                                          168,456         155,605
                                                                                                     --------------   -------------

Total                                                                                                       698,178         616,061
                                                                                                     --------------   -------------

NET GAIN FROM OPERATIONS BEFORE DIVIDENDS TO POLICYHOLDERS AND FIT                                           39,270          32,020
Dividends to policyholders                                                                                        0           9,790
                                                                                                     --------------   -------------

NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND BEFORE FIT                                     39,270          22,230
Federal income tax expense (excluding tax on capital gains)                                                   7,893           7,522
                                                                                                     --------------   -------------

NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND FIT
  AND BEFORE REALIZED CAPITAL GAINS                                                                          31,377          14,708
Net realized capital gains less capital gains tax and transferred to the IMR                                  6,278             217
                                                                                                     --------------   -------------

NET INCOME                                                                                           $       37,655   $      14,925
                                                                                                     --------------   -------------
                                                                                                     --------------   -------------

              See notes to unaudited statutory financial statements.

                      SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                              (WHOLLY-OWNED SUBSIDIARY OF
                       SUN LIFE OF CANADA (U.S.)  HOLDINGS, INC.)


              STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS

(IN 000'S)                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                         1999          1998
                                                                                    -------------   -------------
CAPITAL AND SURPLUS, BEGINNING OF PERIOD                                            $     909,924   $     832,695
                                                                                    -------------   -------------

Net income                                                                                 37,655          14,925

Change in net unrealized capital gains                                                     (9,736)            396

Change in non-admitted assets and related items                                               261             447

Change in asset valuation reserve                                                             729             733

Surplus (contributed to) withdrawn from Separate Accounts during period                       (35)             48

Other changes in surplus in Separate Accounts Statement                                       (14)              0

Dividends to stockholder                                                                  (75,000)              0
                                                                                    -------------   -------------

Net change in capital and surplus for the period                                          (46,140)         16,549
                                                                                    -------------   -------------

CAPITAL AND SURPLUS, END OF PERIOD                                                  $     863,784   $     849,244
                                                                                    -------------   -------------
                                                                                    -------------   -------------

             See notes to unaudited statutory financial statements.

                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                     SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)


                         STATUTORY STATEMENTS OF CASH FLOW

(IN 000'S)                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                          1999                 1998
                                                                                     --------------       --------------
CASH PROVIDED

Premiums, annuity considerations and deposit funds received                          $      643,579       $      539,684
Considerations for supplementary contracts and dividend
   accumulations received                                                                       266                  298
Net investment income received                                                               58,505               60,680
Other income received                                                                        46,105               28,973
                                                                                     --------------       --------------

Total receipts                                                                              748,455              629,635
                                                                                     --------------       --------------

Benefits paid (other than dividends)                                                        604,079              499,732
Insurance expenses and taxes paid (other than federal income and
   capital gains taxes)                                                                      54,560               49,495
Net cash transfers to Separate Accounts                                                     209,000              146,539
Dividends paid to policyholders                                                                   0                8,290
Federal income tax (recoveries) payments (excluding tax on capital gains)                    (3,169)               4,098
Other - net                                                                                      99                   67
                                                                                     --------------       --------------

Total payments                                                                              864,569              708,221
                                                                                     --------------       --------------

Net cash from operations                                                                   (116,114)             (78,586)
                                                                                     --------------       --------------

Proceeds from long-term investments sold, matured or repaid
  (after deducting taxes on capital gains of $965,960 for 1999,
  $1,797,495 for 1998)                                                                      293,812              370,476
Other cash provided                                                                          30,844               87,052
                                                                                     --------------       --------------

Total cash provided                                                                         324,656              457,528
                                                                                     --------------       --------------

CASH APPLIED

Cost of long-term investments acquired                                                      149,814              428,604
Other cash applied                                                                           31,637              158,122
                                                                                     --------------       --------------

Total cash applied                                                                          181,451              586,726
                                                                                     --------------       --------------

NET CHANGE IN CASH AND SHORT-TERM INVESTMENTS                                                27,091             (207,784)

CASH AND SHORT-TERM INVESTMENTS:

BEGINNING OF PERIOD                                                                         265,226              544,418
                                                                                     --------------       --------------

END OF PERIOD                                                                        $      292,317       $      336,634
                                                                                     --------------       --------------
                                                                                     --------------       --------------

             See notes to unaudited statutory financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) GENERAL

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

(2) TRANSACTIONS WITH AFFILIATES

The Company has an agreement with its ultimate parent, Sun Life Assurance Company of Canada ('SLOC') which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $4,487,000 and $4,284,000, respectively, for the three month period ending March 31 in 1999 and 1998.

The Company leases office space to SLOC under lease agreements with terms expiring in September, 1999 and options to extend the terms for each of thirteen successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for the three month period amounted to approximately $1,762,000.

(3) INVESTMENTS IN SUBSIDIARIES

The following is combined unaudited summarized financial information of the subsidiaries as of:

                                MARCH 31,      DECEMBER 31,
      (000's)                     1999             1998
      Assets                  $ 1,073,226      $ 1,315,317
      Liabilities                (987,268)      (1,186,872)
                              -----------      -----------

      Total equity            $    85,958      $   128,445
                              -----------      -----------
                              -----------      -----------

In determining the equity of subsidiaries for the periods, the Company has excluded approximately $1,986,000 for the three month period in 1999 and $566,000 for the year ended December 1998 representing deferred taxes.

                              THREE MONTHS ENDED MARCH 31,
      (000's)                      1999            1998
      Total revenue           $    26,191      $    62,467
      Operating expenses          (26,662)         (59,936)
      Income tax expense             (405)         ( 1,065)
                              -----------      -----------

      Net income              $      (876)     $     1,466
                              -----------      -----------
                              -----------      -----------

In determining the equity in income of subsidiaries for the periods, the Company has excluded expenses of approximately $33,000 for the three month period in 1999 and $1,105,000 for the same period in 1998, representing payables to the Company in lieu of federal income taxes.

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


(4) INVESTMENT INCOME

Net investment income consisted of:

                                                 THREE MONTHS ENDED MARCH 31,
(000's)                                                 1999            1998
Interest income from bonds                           $36,794        $46,523
Income from investment in common stocks of
  affiliates                                           6,409              0
Interest income from mortgage loans                   12,033         14,380
Real estate investment income                          3,908          3,967
Interest income from policy loans                        995            534
Other investment income (loss)                           300           (192)
                                                    --------       --------
Gross investment income                               60,439         65,212
Interest on surplus notes                            (10,816)       (12,454)
Investment expenses                                   (3,036)        (3,156)
                                                    --------       --------

Net investment income                                $46,587        $49,602
                                                    --------       --------
                                                    --------       --------

(5)  SEGMENT INFORMATION

The Company currently offers financial products and services such as fixed and variable annuities, and life insurance on an individual basis including corporate owned life insurance. Within these areas, the Company conducts business principally in two operating segments and maintains a corporate segment to provide for the capital needs of the various operating segments and to engage in other financing related activities.

The Individual Insurance segment markets and administers a variety of life insurance products sold to individuals and corporate owners of individual life insurance. The in force products include whole life, universal life and variable life.

The Retirement Products and Services ("RPS") segment markets and administers individual and group variable annuity products, individual and group fixed annuity products which include market value adjusted annuities, and other retirement benefit products.

(000's)
                                                Federal
Three Months          Total        Total         PreTax     Income
Ended March 31,     Revenues    Expenditures     Income      Taxes
---------------    ----------   ------------   ---------    -------
   1999
Individual Ins.    $   10,319    $   10,047    $     272    $    (6)
RPS                   719,791       688,279       31,512      9,887
Corporate               7,338          (148)       7,486     (1,988)
                   ----------    ----------    ---------    -------
     Total         $  737,448    $  698,178    $  39,270    $ 7,893
                   ----------    ----------    ---------    -------
                   ----------    ----------    ---------    -------

   1998
Individual Ins.    $   70,912    $   66,910    $   4,002    $ 1,694
RPS                   573,985       557,985       16,000      3,921
Corporate               3,184           956        2,228      1,907
                   ----------    ----------    ---------    -------
     Total         $  648,081    $  625,851    $  22,230    $ 7,522
                   ----------    ----------    ---------    -------
                   ----------    ----------    ---------    -------

SUBSEQUENT EVENT

In April 1999, the Company announced plans to sell its wholly owned subsidiary, New London trust F.S.B., to Phoenix Home Life Mutual Insurance Company. The Company anticipates that the sale will be completed in late 1999, subject to state and federal regulatory approvals. This transaction is not expected to have a significant effect on the ongoing operations of the Company.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - MARCH 31, 1999

CAUTIONARY STATEMENT

This Form 10-Q includes forward looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact but rather of current expectations relating to such topics as future product sales, Year 2000 compliance, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

- The Company's ability to identify and address Year 2000 issues successfully, in a timely manner, and at reasonable cost. They also may concern the ability of the Company's vendors, suppliers, other service providers, and customers to successfully address their own Year 2000 issues in a timely manner;

- Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability;

-    Changes in interest rates and market conditions;

-    Regulatory and legislative developments;

-    Developments in consumer preferences and behavior patterns.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NET INCOME Net income increased by $22.7 million to $37.7 million in the first quarter of 1999 as compared to the same period in 1998, reflecting an increase of $16.7 million in income from operations and an increase in net realized gains of $6.0 million. "Income from operations," which refers to the statutory statement of operations line item "net gain from operations after dividends to policyholders and federal income tax and before realized capital gains", increased from $14.7 million in the first quarter of 1998 to $31.4 million in the first quarter of 1999, mainly as a result of the following factors:

- A $9.5 million increase, to $21.6 million in the first quarter of 1999, in the income from operations from the Company's Retirement Products and Services segment. (This is discussed in the "Retirement Products and Services Segment" section below.)

- The effect of having terminated certain reinsurance agreements with the Company's ultimate parent in the 4th quarter of 1998. Active reinsurance agreements had the effect of increasing income from operations by $1.5 million in the first quarter of 1998 compared to $ 0.1 million in the same period in 1999.

- An increase of $9.2 million in income from operations from the Corporate segment for the first quarter of 1999 compared to the same period in 1998. This increase mainly reflected the timing of dividends received from subsidiaries of $6.5 million in the first quarter of 1999 as compared to none in the first quarter of 1998.

INCOME FROM OPERATIONS BY SEGMENT
The Company's income from operations reflects the operations of its three business segments: the Retirement Products and Services segment, the Individual Insurance segment and the Corporate segment. The following table provides a summary.

                                             Three Months Ended March 31,
Income from Operations*                       1999       1998    % Change
($ in millions)                              ------    -------   --------
     Individual Insurance                    $  0.3    $   2.3    (88.0%)
     Retirement Products and Services          21.6       12.1     79.0%
     Corporate                                  9.5        0.3       --%
                                             ------    -------    ------
                                             $ 31.4    $  14.7    122.7%
     *BEFORE CAPITAL GAINS                   ------    -------    ------
                                             ------    -------    ------

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

The Company distributes these annuity products through a variety of channels. For the Regatta products, about half are sold through securities brokers; a further one-fourth through financial institutions, and the remainder through insurance agents and financial planners. The Futurity products, introduced in February 1998, are distributed by Sun Life of Canada (US) Distributors, Inc., through a dedicated wholesaler network and similar distribution channels.

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

Following are the major factors affecting the Retirement Products and Services segment results in the first quarter of 1999 as compared to the same period in the prior year.


- Deposit-type funds, which primarily comprised annuity deposits, increased by $150.8 million, or 32% to $626.4 million in the first quarter of 1999 compared to the same quarter in 1998. Fixed annuity account deposits were higher by approximately $180 million in the first quarter of 1999 as a result of the success of the dollar cost averaging program (see below); deposits into variable annuity accounts, meanwhile, declined slightly in comparison to the first quarter of 1998.

          Deposits into the Dollar Cost Averaging (DCA) programs, a feature of the Company's combination fixed/variable annuity products, were a significant element of account deposits. Under these programs, which were redesigned in late 1996, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is systematically transferred to the variable portion of the contract in equal periodic installments. DCA deposits were higher in the first quarter of 1999 compared to the same quarter in 1998. This increase reflected the Company's introduction, during the 4th quarter of 1998, of a higher DCA rate and a new six-month DCA program.

          This slight decline in variable account deposits appeared mainly to reflect the relative conditions in equity and bond markets during those quarters.

          The Company introduced its Futurity line of products in February 1998. The Company expects that sales for the Futurity product will continue to increase in the future, based on its beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity; that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and that the marketplace will respond favorably to future introductions of new Futurity products and product enhancements.

          Fee income increased as a result of higher variable annuity account balances. Fee income was higher by $8.2 million, or 26% in the first quarter of 1999 compared to the same period in 1998. The main factors driving this growth in account balances have been market appreciation and net deposit activity. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts.

- There has been a shift to variable account products from the general account products. As a consequence, there has been a decline in average general account invested assets and, in turn, net investment income has declined. Net investment income reflects only income earned on invested assets of the general account. In the first quarter of 1999, net investment income for the Retirement Products and Services segment decreased by $11.5 million, or 26%, compared to the same period in 1998. This decline in average general account assets mainly reflected the shift in deposits in recent years from the fixed account to variable accounts as well as the Company's decision in 1997 to no longer market group pension and GIC products.

- Policyholder benefits (the major elements of which are surrenders and withdrawals, changes in the liability for premium and other deposit funds, and related separate account transfers) were higher in the first quarter of 1999 as compared to the same quarter in 1998, mainly as a result of higher variable annuity surrenders. This activity primarily related to a block of separate account contracts that had been issued seven or more years previously and for which the surrender charge periods had expired. The company expects that as the separate account block of business continues to grow and as increasing amounts are no longer subject to surrender charges, surrenders will tend to increase. The Company is establishing a conservation program with the aim of improving asset retention.

- Operational expenses increased by approximately $1.4 million, or 11%, in the first quarter of 1999 compared to the same period in 1998. These increases reflected:

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

     - Costs associated with the product design, implementation, and distribution of the new Futurity multi-manager annuity product and the development of a new product within the Regatta product line. The Company expects to continue to invest in further product enhancements in the future.



Individual Insurance Segment

The Individual Insurance segment comprises two main elements, internal reinsurance and variable life products.

In recent years, the Company has had various reinsurance agreements with its ultimate parent, SLOC. In some of these arrangements, SLOC has reinsured the mortality risks in excess of the Company's retention of individual life policies sold in prior years by the Company. These agreements, in the aggregate, had an immaterial effect on net income in both 1998 and 1999. In another agreement, which became effective January 1, 1991 and terminated October 1, 1998, the Company reinsured certain individual life insurance contracts issued by SLOC. This latter agreement had a significant effect on net income in the first quarter of 1998 but not in 1999.

The Company's primary individual variable life insurance product is its variable universal life product marketed to the company-owned life insurance ("COLI") market. This product was introduced in late 1997. The Company expects its variable life business to grow and become more significant in the future.

Corporate Segment

This segment includes the capital of the Company, its investments in subsidiaries and items not otherwise attributable to either the Retirement Products and Services or the Individual Insurance segments. In the first quarter of 1999, income from operations for this segment increased by $9.3 million to $9.5 million, as compared to the same period in 1998. This increase reflected a dividend received from its subsidiary, Sun Life New York, of $6.5 million in 1999. Lower expenses and income taxes also benefited 1999 results.

FINANCIAL CONDITION & LIQUIDITY

ASSETS

The Company's total assets are held in either its general account or its separate accounts.

General account assets are carried at book value and support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash and invested assets, which represented nearly 100% of general account assets at year-end 1998. Major types of invested asset holdings included bonds, mortgages, real estate and common stock.

Separate accounts and their assets are carried at market value and are of two main types:

- Those assets held in a "fixed" (or "non-unitized") separate account, which the Company established for amounts that contract holders allocate to the fixed portion of their combination fixed/variable deferred annuity contracts. Fixed separate account assets are available to fund general account liabilities and general account assets are available to fund the liabilities of this fixed separate account. The Company manages the assets of this fixed separate account according to general account investment policy guidelines.

- Those assets held in a number of registered and non-registered "variable" (or "unitized") separate accounts as investment vehicles for the Company's variable life and annuity contracts. Policyholders may choose from among various investment options offered under these contracts according to their individual needs and preferences. Policyholders assume the investment risks associated with these choices. General account and fixed separate account assets are not available to fund the liabilities of these variable accounts.

The following table summarizes significant changes in asset balances during the first quarter of 1999. The changes are discussed below.

                                                     Assets
                                                 ($ in millions)

                                         3/31/99      12/31/98   % Change
                                       ---------    ----------   --------
  General Account assets              $  2,798.4    $  2,932.2      (4.6%)
  Fixed separate account assets          2,262.7       2,195.6       3.1%
                                       ---------    ----------   --------
                                      $  5,061.1    $  5,127.8      (1.3%)

  Variable separate account assets    $ 12,084.0    $ 11,774.8       2.6%
                                       ---------    ----------   --------
  Total assets                        $ 17,145.1    $ 16,902.6       1.4%
                                       ---------    ----------   --------
                                       ---------    ----------   --------


General account and fixed separate account assets, taken together, decreased by 1% in the first quarter of 1999. Variable separate account assets increased modestly, by 3%, during that period. These modest changes differ from broader trends seen both in the Company and in the industry in recent years, as variable accounts have shown rapid growth while fixed accounts have tended to grow more slowly or even decline. The pattern shown in the first quarter of 1999 mainly reflected strong deposits into the Company's DCA programs in the first quarter of 1999, largely as a result of the Company's enhancements to these programs in late 1998.

LIABILITIES

As with assets, the proportion of variable separate account liabilities to total liabilities has been increasing. Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds. The Company expects the declining trend in general account liabilities to continue. This trend stems mainly from the Company's 1997 decision to discontinue selling group pension and GIC contracts and to focus its marketing efforts on its combination fixed/variable annuity products.

During the first quarter of 1999, the Company declared a stockholder dividend of $75 million.

CAPITAL MARKETS RISK MANAGEMENT

See Item 3. "Quantitative and Qualitative Disclosures About Market Risk," in this Quarterly Report on Form 10-Q for a discussion of the Company's capital markets risk management.

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

The Company's liquidity targets are intended to enable it to meet its day-to-day cash requirements. On a quarterly basis, the Company compares its total "liquifiable" assets to its total demand liabilities. Liquifiable assets comprise cash and assets that could quickly be converted to cash should the need arise. These assets include short-term investments and other current assets and investment-grade bonds. The Company's policy is to maintain a liquidity ratio in excess of 100%. Based on its ongoing liquidity analyses, the Company believes that its available liquidity is more than sufficient to meet its liquidity needs.

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

YEAR 2000 COMPLIANCE
The statements in this section include "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

In order to mitigate the risks to the Company of material adverse operational or financial impacts from failure to achieve planned Year 2000 compliance, the Company has established contingency planning at the business unit and corporate levels. Each business unit has ranked its applications as being of high, medium or low business risk to ensure that the most critical are addressed first. The business units also have developed alternate plans of action where possible, and established dates for the alternate plans to be enacted. On the corporate level, the Company is in the process of enhancing its business continuation plan, by identifying minimum requirements for facilities, computing, staffing, and other factors and it is developing a plan to support those requirements.

As of year-end 1998, the Company expended, cumulatively, approximately $4.2 million on its Year 2000 effort, and it expects to incur a further $1.3 million on this effort in 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Liabilities categorized as financial instruments and held in the Company's general account at March 31, 1999 had a fair value of $1,406.2 million.
Fixed income investments supporting these and other general account liabilities had a fair value of $2,818.5 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at March 31, 1999. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $42.3 million and the corresponding assets would show a net decrease of $106.2 million.

By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 1998 had a fair value of $1,538.3 million. Fixed income investments supporting these and other general account liabilities had a fair value of $2,710.1 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 1998. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $46.3 million and the corresponding assets would show a net decrease of $113.2 million.

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

PART II:  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of the Company was held on February 4, 1999.

     (b) The following directors of the Company were re-elected at the annual meeting.

          C. James Prieur
          John D. McNeil
          Donald A. Stewart
          S. Caesar Raboy
          David D. Horn
          Richard B. Bailey
          M. Colyer Crum
          John S. Lane
          Angus A. MacNaughton

     (c)  The directors of the Company were each re-elected unanimously.


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

                                    Sun Life Assurance Company of Canada (U.S.)
                                                    (Registrant)


Date     May 14, 1999                       /s/ Ellen B. King
                                            --------------------------------
                                            Ellen B. King
                                            Secretary


Date     May 14, 1999                       /s/ Robert P. Vrolyk
                                            -------------------------------
                                            Robert P. Vrolyk
                                            Vice President, Finance and Actuary
                                            Chief Financial Officer