Form 10-Q
period 1999-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 1999-08-13
CIK 745544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934




For the Quarterly Period Ended June 30, 1999     Commission File Numbers
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

Registrant has 5,900 shares of common stock outstanding on August 13,1999 all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                                      INDEX



                                                                      PAGE
                                                                     NUMBER

 PART I:   Financial Information

  Item 1: Financial Statements (Unaudited):*

       Statutory Statements of Admitted Assets, Liabilities
         and Capital Stock and Surplus -
         June 30, 1999 and December 31, 1998                           3

       Statutory Statements of Operations -
         Six Months Ended
         June 30, 1999 and June 30, 1998                               4

       Statutory Statements of Operations -
         Three Months Ended
         June 30, 1999 and June 30, 1998                               5

       Statutory Statements of Changes in Capital Stock
         and Surplus -
         Six Months Ended
         June 30, 1999 and June 30,1998                                6

       Statutory Statements of Cash Flow
         Six Months Ended
         June 30,1999 and June 30, 1998                                7

       Notes to Unaudited Statutory Financial Statements               8

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  12

  Item 3. Quantitative and Qualitative Disclosures
       About Market Risk                                              21


PART II:  Other Information

  Item 6: Exhibits and Reports on Form 8-K                            23


*The Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus at December 31, 1998 has been taken from the audited statutory financial statements at that date. All other statements are unaudited.

ITEM 1. FINANCIAL STATEMENTS

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

            STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
                            CAPITAL STOCK AND SURPLUS
                                   (Unaudited)

(IN 000'S)
                                                                                JUNE 30,               DECEMBER 31,
ADMITTED ASSETS                                                                   1999                     1998
                                                                           --------------------    ---------------------

Bonds                                                                 $              1,335,349  $             1,763,468
Common stocks                                                                           88,456                  128,445
Mortgage loans on real estate                                                          616,325                  535,003
Properties acquired in satisfaction of debt                                             17,019                   17,207
Investment real estate                                                                  77,136                   78,021
Policy loans                                                                            43,232                   41,944
Cash & short-term investments                                                          279,160                  265,226
Other invested assets                                                                   65,753                   64,177
Investment income due and accrued                                                       28,486                   35,706
Federal income tax recoverable and interest
  thereon                                                                                3,510                    1,110
Other assets                                                                            18,529                    1,928
                                                                           --------------------    ---------------------

General account assets                                                               2,572,955                2,932,235

Separate account assets
 Unitized                                                                           12,994,455               11,774,745
 Non-unitized                                                                        2,245,335                2,195,641
                                                                           --------------------    ---------------------

      TOTAL ADMITTED ASSETS                                           $             17,812,745  $            16,902,621
                                                                           --------------------    ---------------------
                                                                           --------------------    ---------------------

LIABILITIES

Aggregate reserve for life policies and
  contracts                                                           $              1,207,664  $             1,216,107
Supplementary contracts                                                                  2,093                    1,885
Policy and contract claims                                                                 772                      369
Liability for premium and other deposit
  funds                                                                                733,194                1,000,875
Surrender values on cancelled policies                                                     537                        5
Interest maintenance reserve                                                            42,782                   40,490
Commissions to agents due or accrued                                                     2,490                    2,615
General expenses due or accrued                                                          6,807                    5,932
Transfers from Separate Accounts due or
  accrued                                                                             (436,782)                (361,863)
Taxes, licenses and fees due or accrued,
  excluding FIT                                                                            686                      401
Federal income taxes due or accrued                                                     46,013                   25,019
Unearned investment income                                                                  65                       23
Amounts withheld or retained by company
  as agent or trustee                                                                      694                      529
Remittances and items not allocated                                                     14,778                    5,176
Asset valuation reserve                                                                 47,386                   44,392
Payable to parent, subsidiaries, and
  affiliates                                                                            23,327                   30,381
Payable for securities                                                                   6,158                      428
Other liabilities                                                                       11,817                    9,770
                                                                           --------------------    ---------------------

General account liabilities                                                          1,710,481                2,022,534

Separate account liabilities
  Unitized                                                                          12,994,210               11,774,522
  Non-unitized                                                                       2,245,335                2,195,641
                                                                           --------------------    ---------------------


    TOTAL LIABILITIES                                                               16,950,026               15,992,697
                                                                           --------------------    ---------------------

Common capital stock                                                                     5,900                    5,900
                                                                           --------------------    ---------------------

Surplus notes                                                                          565,000                  565,000
Gross paid in and contributed surplus                                                  199,355                  199,355
Unassigned funds                                                                        92,464                  139,669
                                                                           --------------------    ---------------------
Surplus                                                                                856,819                  904,024
                                                                           --------------------    ---------------------
 Total common capital stock and surplus                                                862,719                  909,924
                                                                           --------------------    ---------------------

      TOTAL LIABILITIES, CAPITAL STOCK
  AND SURPLUS                                                         $             17,812,745  $            16,902,621
                                                                           --------------------    ---------------------
                                                                           --------------------    ---------------------

             See notes to unaudited statutory financial statements.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                       STATUTORY STATEMENTS OF OPERATIONS
                                   (Unaudited)

(IN 000'S)
                                                                                    SIX MONTHS ENDED JUNE 30,
INCOME                                                                            1999                     1998
                                                                           --------------------    ---------------------
Premiums and annuity considerations                                     $               34,121  $               136,155
Deposit-type funds                                                                   1,344,238                  996,025
Considerations for supplementary contracts
   without life contingencies and dividend
   accumulations                                                                         1,042                    1,144
Net investment income                                                                   80,636                   99,731
Amortization of interest maintenance reserve                                             1,815                      923
Net gain from operations from Separate
   Accounts Statement                                                                        0                        3
Income from fees associated with investment
  management, administration and contract
  guarantees from Separate Accounts                                                     82,776                   68,136
Other income                                                                            12,052                   53,379
                                                                           --------------------    ---------------------

Total                                                                                1,556,680                1,355,496
                                                                           --------------------    ---------------------

BENEFITS AND EXPENSES

Death benefits                                                                           1,189                   15,833
Annuity benefits                                                                        74,947                   73,077
Disability benefits and benefits under
  accident and health policies                                                               0                       22
Surrender benefits and other fund withdrawals                                        1,215,489                  988,182
Interest on policy or contract funds                                                       185                      262
Payments on supplementary contracts
   without life contingencies and of
   dividend accumulations                                                                  925                    1,199
Increase (decrease) in aggregate reserves
  for life and accident and health policies
  and contracts                                                                         (8,444)                  58,249
Decrease in liability for premium and other
  deposit funds                                                                       (267,681)                (281,439)
Increase in reserve for supplementary
  contracts without life contingencies
  and for dividend and coupon accumulations                                                208                      (14)
                                                                           --------------------    ---------------------

Total                                                                                1,016,818                  855,371

Commissions on premiums and annuity
  considerations (direct business only)                                                 79,768                   66,615
Commissions and expense allowances on
  reinsurance assumed                                                                        0                    8,226
General insurance expenses                                                              31,186                   29,784
Insurance taxes, licenses and fees,
  excluding federal income taxes                                                         4,822                    3,730
Decrease in loading on and cost of
  collection in excess of loading on
  deferred and uncollected premiums                                                          0                     (234)
Net transfers to Separate Accounts                                                     377,059                  325,455
                                                                           --------------------    ---------------------

Total                                                                                1,509,653                1,288,947
                                                                           --------------------    ---------------------

NET GAIN FROM OPERATIONS BEFORE DIVIDENDS
  TO POLICYHOLDERS AND FIT                                                              47,027                   66,549
Dividends to policyholders                                                                   0                   19,908
                                                                           --------------------    ---------------------

NET GAIN FROM OPERATIONS AFTER DIVIDENDS
  TO POLICYHOLDERS AND BEFORE FIT                                                       47,027                   46,641
Federal income tax expense (excluding
  tax on capital gains)                                                                 12,921                   12,394
                                                                           --------------------    ---------------------

NET GAIN FROM OPERATIONS AFTER DIVIDENDS
  TO POLICYHOLDERS AND FIT AND BEFORE
  REALIZED CAPITAL GAINS                                                                34,106                   34,247
Net realized capital gains less capital
  gains tax and transferred to the IMR                                                   7,245                      955
                                                                           --------------------    ---------------------

NET INCOME                                                              $               41,351  $                35,202
                                                                           --------------------    ---------------------
                                                                           --------------------    ---------------------

             See notes to unaudited statutory financial statements.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                       STATUTORY STATEMENTS OF OPERATIONS
                                   (Unaudited)

(IN 000'S)
                                                                                   THREE MONTHS ENDED JUNE 30,
INCOME                                                                            1999                     1998
                                                                           --------------------    ---------------------
Premiums and annuity considerations                                     $               16,911  $                72,364
Deposit-type funds                                                                     717,868                  520,420
Considerations for supplementary contracts
  without life contingencies and dividend
  accumulations                                                                            776                      846
Net investment income                                                                   34,049                   50,128
Amortization of interest maintenance reserve                                               904                      352
Net gain from operations from Separate
  Accounts Statement                                                                         0                        2
Income from fees associated with investment
  management, administration and contract
  guarantees from Separate Accounts                                                     42,323                   35,925
Other income                                                                             6,401                   27,377
                                                                           --------------------    ---------------------

Total                                                                                  819,232                  707,414
                                                                           --------------------    ---------------------

BENEFITS AND EXPENSES

Death benefits                                                                             376                    7,890
Annuity benefits                                                                        37,464                   38,039
Disability benefits and benefits
  under accident and health policies                                                         0                        0
Surrender benefits and other fund
  withdrawals                                                                          648,670                  531,101
Interest on policy or contract funds                                                        85                      195
Payments on supplementary contracts
  without life contingencies and of
  dividend accumulations                                                                   596                      947
Increase (decrease) in aggregate
  reserves for life and accident and
  health policies and contracts                                                         (3,564)                  29,179
Decrease in liability for premium and
  other deposit funds                                                                 (142,025)                (164,218)
Increase in reserve for supplementary
  contracts without life contingencies
  and for dividend and coupon accumulations                                                197                      (82)
                                                                           --------------------    ---------------------

Total                                                                                  541,799                  443,051

Commissions on premiums and annuity
  considerations (direct business only)                                                 41,387                   36,837
Commissions and expense allowances on
  reinsurance assumed                                                                        0                    3,984
General insurance expenses                                                              17,118                   17,770
Insurance taxes, licenses and fees,
  excluding federal income taxes                                                         2,569                    1,577
Decrease in loading on and cost of
  collection in excess of loading on
  deferred and uncollected premiums                                                          0                     (184)
Net transfers to Separate Accounts                                                     208,603                  169,850
                                                                           --------------------    ---------------------

Total                                                                                  811,476                  672,885
                                                                           --------------------    ---------------------

NET GAIN FROM OPERATIONS BEFORE
  DIVIDENDS TO POLICYHOLDERS AND FIT                                                     7,756                   34,529
Dividends to policyholders                                                                   0                   10,118
                                                                           --------------------    ---------------------

NET GAIN FROM OPERATIONS AFTER DIVIDENDS
  TO POLICYHOLDERS AND BEFORE FIT                                                        7,756                   24,411
Federal income tax expense
  (excluding tax on capital gains)                                                       5,028                    4,872
                                                                           --------------------    ---------------------

NET GAIN FROM OPERATIONS AFTER DIVIDENDS
  TO POLICYHOLDERS AND FIT AND BEFORE
  REALIZED CAPITAL GAINS                                                                 2,728                   19,539
Net realized capital gains less capital
  gains tax and transferred to the IMR                                                     967                      738
                                                                           --------------------    ---------------------

NET INCOME                                                              $                3,695  $                20,277
                                                                           --------------------    ---------------------
                                                                           --------------------    ---------------------

             See notes to unaudited statutory financial statements.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

          STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                   1999                    1998
(IN 000's)                                                                --------------------    ---------------------
CAPITAL AND SURPLUS, BEGINNING OF PERIOD                                $              909,924  $               832,695
                                                                           --------------------    ---------------------

Net income                                                                              41,351                   35,202

Change in net unrealized capital gains                                                 (11,831)                  (1,755)

Change in non-admitted assets and related items                                          1,284                     (441)

Change in asset valuation reserve                                                       (2,995)                   1,380

Surplus (contributed to) withdrawn from Separate
  Accounts during period                                                                   (35)                      48

Other changes in surplus in Separate Accounts Statement                                     21                        0

 Dividends to stockholders                                                             (75,000)                 (50,000)
                                                                           --------------------    ---------------------

Net change in capital and surplus for the period                                       (47,205)                 (15,566)
                                                                           --------------------    ---------------------

CAPITAL AND SURPLUS, END OF PERIOD                                      $              862,719  $               817,129
                                                                           --------------------    ---------------------
                                                                           --------------------    ---------------------


             See notes to unaudited statutory financial statements.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                         STATUTORY STATEMENTS OF CASH FLOW
                                   (Unaudited)
(IN 000'S)                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                    1999               1998
                                                                           --------------------    ---------------------
CASH PROVIDED

Premiums, annuity considerations and deposit
  funds received                                                           $         1,378,359     $          1,133,357
Considerations for supplementary contracts
  and dividend accumulations received                                                    1,042                    1,144
Net investment income received                                                         110,543                  125,061
Other income received                                                                   94,828                   55,654
                                                                           --------------------    ---------------------

Total receipts                                                                       1,584,772                1,315,216
                                                                           --------------------    ---------------------

Benefits paid (other than dividends)                                                 1,291,617                1,077,801
Insurance expenses and taxes paid (other than
  federal income and capital gains taxes)                                              114,741                  109,174
Net cash transfers to Separate Accounts                                                451,978                  313,788
Dividends paid to policyholders                                                              0                   16,908
Federal income tax (recoveries) payments
  (excluding tax on capital gains)                                                      (8,073)                  13,264
Other - net                                                                                185                        0
                                                                           --------------------    ---------------------

Total payments                                                                       1,850,448                1,530,935
                                                                           --------------------    ---------------------

Net cash from operations                                                              (265,676)                (215,719)
                                                                           --------------------    ---------------------

Proceeds from long-term investments
  sold, matured or repaid (after deducting
  taxes on capital gains of $965,960 for 1999,
  $1,797,495 for 1998)                                                                 609,423                  757,517
Issuance (repayment) of surplus notes                                                        0                        0
Other cash provided                                                                     29,887                  (43,091)
                                                                           --------------------    ---------------------

Total cash provided                                                                    639,310                  714,446
                                                                           --------------------    ---------------------

CASH APPLIED

Cost of long-term investments acquired                                                 231,739                  710,436
Other cash applied                                                                     127,961                  134,319
                                                                           --------------------    ---------------------

Total cash applied                                                                     359,700                  844,755
                                                                           --------------------    ---------------------

NET CHANGE IN CASH AND SHORT-TERM INVESTMENTS                                           13,934                 (346,028)

CASH AND SHORT-TERM INVESTMENTS:

BEGINNING OF PERIOD                                                                    265,226                  544,418
                                                                           --------------------    ---------------------

END OF PERIOD                                                              $           279,160     $            198,390
                                                                           --------------------    ---------------------
                                                                           --------------------    ---------------------

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

(2) TRANSACTIONS WITH AFFILIATES

The Company has an agreement with its ultimate parent, Sun Life Assurance Company of Canada ('SLOC') which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $8,048,561 and $14,591,646, respectively, for the three and six month periods in 1999 and $6,401,000 and $10,685,000 for the same periods in 1998.

The Company leases office space to SLOC under lease agreements with terms expiring in September, 1999 and options to extend the terms for each of thirteen successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for the six month period amounted to approximately $3,504,000.




(3) INVESTMENTS IN SUBSIDIARIES

The following is combined unaudited summarized financial information of the subsidiaries as of:


                          JUNE 30,      DECEMBER 31,
(000's)                     1999             1998

Assets                  $ 1,092,339      $ 1,315,317
Liabilities              (1,001,879)      (1,186,872)
                        -----------      -----------

Total equity            $    90,460      $   128,445
                        -----------      -----------
                        -----------      -----------


In determining the equity of subsidiaries for the periods, the Company has excluded approximately $2,004,000 for the six month period in 1999 and $566,000 for the year ended December 1998 representing deferred taxes.


                           SIX MONTHS ENDED JUNE 30,
 (000's)                      1999            1998

 Total revenue           $    53,081      $   126,152
 Operating expenses          (55,192)        (124,389)
 Income tax benefit(expense)    207           (1,795)
                         -----------      -----------

 Net loss                $    (1,904)     $       (32)
                         -----------      -----------
                         -----------      -----------


                         THREE MONTHS ENDED JUNE 30,
 (000's)                      1999            1998

 Total revenue           $    26,890      $    63,685
 Operating expenses          (28,530)         (64,453)
 Income tax benefit(expense)     612             (730)
                         -----------      -----------

 Net loss                $    (1,028)     $    (1,498)
                         -----------      -----------
                         -----------      -----------

In determining the equity in income of subsidiaries for the periods, the Company has excluded expenses of approximately $460,000 and $493,000 for the three and six month periods in 1999 and $868,000 and $1,973,000 for the same periods in 1998, representing payables to the Company in lieu of federal income taxes.


Sale of subsidiary

In February 1999, the Company completed the sale of its wholly-owned subsidiary, Massachusetts Casualty Insurance company (`MCIC') to Centre Solutions (U.S.) Limited, a wholly-owned subsidiary of Centre Reinsurance Holdings, Limited for approximately $34 million. MCIC sold individual disability insurance throughout the U.S. This transaction is not expected to have a significant effect on the ongoing operations of the Company.


Pending sale of subsidiary

In April 1999, the Company announced plans to sell its wholly owned subsidiary, New London Trust F.S.B. (`NLT'). The Company anticipates that certain assets will first be sold to banks in Connecticut and New Hampshire and that the stock of NLT will then be acquired by a subsidiary of Phoenix Home Life Mutual Insurance Company. The Company anticipates that the sale will be completed in the fourth quarter of 1999, subject to state and federal regulatory approvals. This transaction is not expected to have a significant effect on the ongoing operations of the Company.

(4) INVESTMENT INCOME

Net investment income consisted of:

                                                    SIX MONTHS ENDED JUNE 30,
(000's)                                                 1999            1998
Interest income from bonds                           $68,259        $88,078
Income from investment in common stocks of
  affiliates                                           6,500          3,000
Interest income from mortgage loans                   25,398         27,885
Real estate investment income                          7,788          7,881
Interest income from policy loans                      1,458          1,392
Other investment income (loss)                          (806)           242
                                                    --------       --------
Gross investment income                              108,597        128,478
Interest on surplus notes and other                  (21,633)       (23,271)
Investment expenses                                   (6,328)        (5,476)
                                                    --------       --------

Net investment income                                $80,636        $99,731
                                                    --------       --------
                                                    --------       --------


                                                    THREE MONTHS ENDED JUNE 30,
(000's)                                                 1999            1998
Interest income from bonds                           $31,465        $41,555
Income from investment in common stocks of
  affiliates                                               0          3,000
Interest income from mortgage loans                   13,365         13,505
Real estate investment income                          3,880          3,914
Interest income from policy loans                        463            858
Other investment income (loss)                        (1,015)           433
                                                    --------       --------
Gross investment income                               48,158         63,265
Interest on surplus notes and other                  (10,817)       (10,817)
Investment expenses                                   (3,292)        (2,320)
                                                    --------       --------
Net investment income                                $34,049        $50,128
                                                    --------       --------
                                                    --------       --------

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

The Protection segment markets and administers a variety of life insurance products sold to individuals and corporate owners of individual life insurance. The in force products include whole life, universal life and variable life. This segment was formerly referred to as the "Individual Insurance" segment; no changes have been made to the composition of this segment.

The Wealth Management segment markets and administers individual and group variable annuity products, individual and group fixed annuity products which include market value adjusted annuities, and other retirement benefit products. This segment was formerly referred to as the "Retirement Products and Services" segment; no changes have been made to the composition of this segment.


Six Months          Total         Total         Pre-Tax      Income
Ended June 30,     Revenues    Expenditures     Income       Taxes
---------------    ----------   ------------   ---------    -------
   1999
Protection         $   18,871    $   20,031    $  (1,160)  $   (229)
Wealth Management   1,531,742     1,487,402       44,340     15,491
Corporate               6,067         2,220        3,847     (2,341)
                   ----------    ----------    ---------    -------
     Total         $1,556,680    $1,509,653       47,027   $ 12,921
                   ----------    ----------    ---------    -------
                   ----------    ----------    ---------    -------

1998
Protection         $  152,566    $  144,560    $   8,006   $  4,340
Wealth Management   1,194,096     1,161,617       32,479      8,106
Corporate               8,834         2,678        6,156        (52)
                   ----------    ----------    ---------    -------
     Total         $1,355,496    $1,308,855    $  46,641   $ 12,394
                   ----------    ----------    ---------    -------
                   ----------    ----------    ---------    -------

(000's)

Three Months          Total        Total        Pre-Tax     Income
Ended June 30,     Revenues    Expenditures     Income      Taxes
---------------    ----------   ------------   ---------    -------

   1999
Protection         $    8,552    $    9,984    $  (1,432)   $  (224)
Wealth Management     811,951       799,123       12,828      5,605
Corporate              (1,271)        2,368       (3,639)      (353)
                   ----------    ----------    ---------    -------
     Total         $  819,232    $  811,475    $   7,757    $ 5,028
                   ----------    ----------    ---------    -------
                   ----------    ----------    ---------    -------

   1998
Protection         $   81,654    $   77,650    $   4,004    $ 2,646
Wealth Management     620,110       603,631       16,479      4,185
Corporate               5,650         1,722        3,928     (1,959)
                   ----------    ----------    ---------    -------
     Total         $  707,414    $  683,003    $  24,411    $ 4,872
                   ----------    ----------    ---------    -------
                   ----------    ----------    ---------    -------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - JUNE 30, 1999

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



RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NET INCOME.
Net income increased by $6.1 million to $41.3 million in the first six months of 1999 as compared to the same period in 1998. This change mainly reflected an increase in net realized gains of $6.3 million, most of which resulted from the Company's sale, in February 1999, of its subsidiary, Massachusetts Casualty Insurance Company. Income from operations of $34.1 million for the first six months of 1999 was essentially unchanged from the same period in 1998. Income from operations refers to the statutory statement of operations line item "net gain from operations after dividends to policyholders and federal income tax and before realized capital gains." That income from operations remained essentially unchanged reflects the following factors, which, taken together, effectively offset each other:

- Income from operations from the Company's Wealth Management segment increased by $4.5 million to $28.8 million for the first six months of 1999. (This increase is discussed in the "Wealth Management Segment" section below.)

- The Company's termination of certain reinsurance agreements with its ultimate parent in the fourth quarter of 1998 affected income from operations for the Protection segment. Active reinsurance agreements in the first six months of 1998 had the effect of decreasing income from operations by $.5 million in that period; those still active in the first half of 1999 had the effect of reducing income from operations by $0.4 million in that period. Other activity in the Protection Segment resulted in a decrease to income from operations of $4.5 million in the first half of 1999 compared to the same period in 1998.

INCOME FROM OPERATIONS BY SEGMENT


The Company's income from operations reflects the operations of its three business segments: the Wealth Management segment, the Protection segment and the Corporate segment. The following table provides a summary.


                             INCOME FROM OPERATIONS
                  BEFORE NET REALIZED CAPITAL GAINS OR LOSSES
                            SIX MONTHS ENDED JUNE 30,

($ IN MILLIONS)         1999        1998      % CHANGE

Wealth Management     $  28.8    $  24.4        18.0%
Protection               (0.9)       3.7      -124.3%
Corporate                 6.2        6.2         -

                      ----------------------------------
                      $  34.1  $    34.3        -0.6%
                      ----------------------------------
                      ----------------------------------



Wealth Management Segment

The Wealth Management segment focuses on the savings and retirement needs of those preparing for retirement or those who have already retired. It primarily markets to upscale consumers in the U.S., selling individual and group fixed and variable annuities. Its major product lines, "Regatta" and "Futurity," are combination fixed/variable annuities. In these combination annuities, contract holders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contract holder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta are managed by Massachusetts Financial Services ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., a subsidiary of the Company.

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

Following are the major factors affecting the Wealth Management segment results in the first six months of 1999 as compared to the same period in the prior year.


Deposit-type funds, which primarily comprised annuity deposits, increased by $348.2 million, or 35% to $1,344.2 million in the first six months of 1999 compared to the same period in 1998. Fixed annuity account deposits were higher by approximately $430 million in the first six months of 1999 compared to the same period in 1998 mainly as a result of the success of Company's introduction, during the fourth quarter of 1998, of a higher Dollar Cost Averaging (`DCA') rate and a new six-month DCA program. Under these programs, which were redesigned in late 1996, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is systematically transferred to the variable portion of the contract in equal periodic installments.

Deposits directly into variable accounts declined by approximately 16% in the first six months of 1999 compared to the same period in 1998. The Company's management believes this decline was a consequence of the heightened interest in the DCA programs in 1999.

Sales of the Futurity line of products, introduced in February 1998, represented approximately 12% of total annuity deposits for the first six months of 1999. The Company expects that sales for the Futurity product will continue to increase in the future, based on its beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity; that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and that the marketplace will respond favorably to future introductions of new Futurity products and product enhancements.

Fee income increased as a result of higher variable annuity account balances. Fee income was higher by $14.5 million, or 22% in the first six months of 1999 compared to the same period in 1998. The main factors driving this growth in account balances have been market appreciation and net deposit activity. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts.

There has been a shift to variable account products from the general account products. As a consequence, there has been a decline in average general account invested assets and, in turn, net investment income has declined. Net investment income reflects only income earned on invested assets of the general account. In the first six months of 1999, net investment income for the Wealth Management segment decreased by $22.5 million, or 27%, compared to the same period in 1998. This decline in average general account assets mainly reflects the Company's decision in 1997 to no longer market group pension and GIC products. It also reflects the shift in deposits in recent years from the fixed account to variable accounts.

Policyholder benefits (the major elements of which are surrenders and withdrawals, changes in the liability for premium and other deposit funds, and related separate account transfers) were higher in the first six months of 1999 as compared to the same period in 1998, mainly as a result of higher variable annuity surrenders. This activity primarily related to a block of separate account contracts that had been issued seven or more years previously and for which the surrender charge periods had expired. The company expects that as the separate account block of business continues to grow and as increasing amounts are no longer subject to surrender charges, surrenders will tend to increase. The Company is establishing a conservation program with the aim of improving asset retention.

Operational expenses, which include general insurance expenses and insurance taxes, licenses and fees, excluding federal income taxes, decreased by approximately $1.2 million, or 4 %, in the first six months of 1999 compared to the same period in 1998. This decrease mainly reflected the fact that operational expenses during the second quarter of 1998 included certain non-recurring costs associated with the Company's decision to no longer market its group pension products. If these non-recurring costs were excluded from the comparison, then operational expenses would have shown an increase in the first six months of 1999 compared to the same period in 1998. This increase would have reflected such factors as higher volumes of annuity business, requiring greater administrative support; ongoing improvements to the computer systems and technology that support the growth of the Company's in-force business, particularly its combination fixed/variable annuities; and costs associated with the product design, implementation, and distribution of the new Futurity multi-manager annuity product.

Protection Segment

The Protection segment comprises two main elements, internal reinsurance and variable life products.

In recent years, the Company has had various reinsurance agreements with its ultimate parent, SLOC. In some of these arrangements, SLOC has reinsured the mortality risks in excess of the Company's retention of individual life policies sold in prior years by the Company. These agreements, in the aggregate, had an immaterial effect on net income in both 1998 and 1999. In another agreement, which became effective January 1, 1991 and terminated October 1, 1998, the Company reinsured certain individual life insurance contracts issued by SLOC. This latter agreement had a significant effect on net income in the first six months of 1998 but not in 1999.

The Company's primary individual variable life insurance product is its variable universal life product marketed to the company-owned life insurance ("COLI") market. This product was introduced in late 1997. The Company's management expects its variable life business to grow and become more significant in the future. It is developing a new variable universal life product that it expects to launch later in 1999. During the first half of 1999, expenses involved with the development of this product had the effect of reducing income from operations for the Protection segment in comparison with the same period in 1998.

Corporate Segment

This segment includes the capital of the Company, its investments in subsidiaries and items not otherwise attributable to either the Wealth Management or the Protection segments. In the first six months of 1999, income from operations for this segment remained nearly unchanged at approximately $6.2 million, as compared to the same period in 1998.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998


NET INCOME

Net income decreased by $16.6 million to $3.7 million for the quarter ended June 30, 1999 as compared to the same quarter in 1998. This change primarily reflected a decrease of $16.8 million in income from operations, to $2.7 million for the second quarter of 1999 as further discussed below. It also reflected an increase of $ 0.2 million in net realized capital gains.

INCOME FROM OPERATIONS BY SEGMENT

The following table provides a summary of income from operations by business segment:


                             INCOME FROM OPERATIONS
                  BEFORE NET REALIZED CAPITAL GAINS OR LOSSES

                            THREE MONTHS ENDED JUNE 30,

($ IN MILLIONS)         1999        1998      % CHANGE

Wealth Management     $   7.2    $  12.3       -41.3%
Protection               (1.2)       1.4      -189.0%
Corporate                (3.3)       5.9      -155.8%

                      ----------------------------------
                      $  2.7     $  19.5       -86.0%
                      ----------------------------------
                      ----------------------------------

Wealth Management Segment

Following are the major factors affecting the Wealth Management segment results in the second quarter of 1999 as compared to the same period in 1998. Most of the factors had the effect of increasing income from operations; however, increased policyholder benefit costs and lower net investment income, both discussed below, resulted in the overall decline in income from operations in the second quarter of 1999 as compared to the same quarter in 1998.

Deposit-type funds, which primarily comprise annuity deposits, increased by $197.4 million, or 38% to $717.9 million in the second quarter of 1999 compared to the same 1998 quarter. Fixed annuity account deposits were higher by approximately $250 million in the second quarter of 1999 compared to the same 1998 quarter, mainly as a result of the success of the dollar cost averaging
(DCA) programs. Deposits directly into variable accounts declined by approximately 24% in the second quarter of 1999 compared to the same quarter in 1998. The Company's management believes this decline was a consequence of the heightened interest in the DCA programs in 1999. Sales of the Futurity line of products, introduced in February 1998, represented approximately 14% of total annuity deposits in the second quarter of 1999, a slightly higher percentage than in the first quarter of 1999.

Fee income increased as a result of higher variable annuity account balances. Fee income was higher by $6.67 million, or 19% in the second quarter of 1999 compared to the same quarter in 1998. The main factors driving this growth in account balances were market appreciation and net deposit activity. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts.

In the second quarter of 1999, net investment income for the Wealth Management segment decreased by $11.0 million, or 27%, compared to the same period in 1998. This decline in average general account assets mainly reflects the Company's decision in 1997 to no longer market group pension and GIC products; it also reflects the shift in deposits in recent years from the fixed account to variable accounts.

Policyholder benefits (the major elements of which are surrenders and withdrawals, changes in the liability for premium and other deposit funds, and related separate account transfers) were higher in the second quarter of 1999 as compared to the same quarter in 1998, mainly as a result of higher variable annuity surrenders. This activity primarily related to a block of separate account contracts that had been issued seven or more years previously and for which the surrender charge periods had expired. The company expects that as the separate account block of business continues to grow and as increasing amounts are no longer subject to surrender charges, surrenders will tend to increase. The Company has established a conservation program with the aim of improving asset retention.

Operational expenses decreased by approximately $2.6 million, or 15 %, in second quarter of 1999 compared to the same quarter in 1998. This decrease mainly reflected the fact that operational expenses during the second quarter of 1998 included certain non-recurring costs associated with the Company's decision to no longer market its group pension products. If these non-recurring costs were excluded from the comparison, then operational expenses would have shown an increase in the second quarter of 1999 compared to the same period in 1998. This increase would have reflected such factors as higher volumes of annuity business, requiring greater administrative support; ongoing improvements to the computer systems and technology that support the growth of the Company's in-force business, particularly its combination fixed/variable annuities; and costs associated with the product design, implementation, and distribution of the new Futurity multi-manager annuity product.

Protection Segment

The Protection segment comprises two main elements, internal reinsurance and variable life products.

As noted above, the Company has had various reinsurance agreements with its ultimate parent, SLOC. Active reinsurance agreements in the second quarter of 1998 had the effect of decreasing income from operations by $.8 million in that period; those still active in the second quarter of 1999 had the effect of reducing income from operations by $0.5 million in that period. Other activity in the Protection segment resulted in a decrease to income from operations of $2.3 million.

The Company's primary individual variable life insurance product is its variable universal life product marketed to the company-owned life insurance ("COLI") market. This product was introduced in late 1997. The Company's management expects its variable life business to grow and become more significant in the future. It is developing a new variable universal life product that it expects to launch later in 1999. During the first half of 1999, expenses involved with the development of this product had the effect of reducing income from operations for the Protection segment in comparison with the same period in 1998.

Corporate Segment

This segment includes the capital of the Company, its investments in subsidiaries and items not otherwise attributable to either the Wealth Management or the Protection segments. In the second quarter of 1999, income from operations for this segment decreased by $9.1 million, as compared to the same period in 1998. There were three main factors causing this change.

- Dividends from subsidiaries were lower by approximately $3 million in the second quarter of 1999 compared to the same 1998 quarter.

- Investment income was lower in the second quarter of 1999 compared to the same period in 1998, because dividend payments to policyholders, of $45 million in 1998 and $70 million in April 1999, reduced the average invested asset balance in this segment.

- Higher expenses for the segment contributed to the decline in income from operations for this segment in the second quarter of 1999 as compared to the second quarter of 1998.

FINANCIAL CONDITION & LIQUIDITY

ASSETS

The Company's total assets are held in either its general account or its separate accounts.

General account assets are carried at book value and support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash and invested assets, which represented nearly 100% of general account assets both at June 30, 1999 and December 31, 1998. Major types of invested asset holdings included bonds, mortgages, real estate and common stock.

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


The following table summarizes significant changes in asset balances during the first six months of 1999. The changes are discussed below.


                                                 ASSETS

($ IN MILLIONS)                    6/30/99         12/31/98     % CHANGE

General Account assets            $  2,573.0   $  2,932.2       -12.3%
Fixed Separate Account assets        2,245.3      2,195.6         2.3%
                                 --------------------------------------
                                     4,818.3      5,127.8       -6.0%
Variable Separate Account assets    12,994.5     11,774.7       10.4%

                                 --------------------------------------
Total assets                      $ 17,812.8   $ 16,902.5        5.4%
                                 --------------------------------------
                                 --------------------------------------

General account and fixed separate account assets, taken together, decreased by 6% in the first six months of 1999. Variable separate account assets increased by 10%, during that period. In management's vie, these changes are consistent overall with broader trends seen both in the Company and in the industry in recent years, as variable accounts have shown rapid growth while fixed accounts have tended to grow more slowly or even decline. The pattern shown in the first six months of 1999 mainly reflected strong deposits into the Company's DCA programs, which management believes is largely the result of the Company's enhancements to these programs in late 1998. It also reflected market appreciation of approximately $840 million for separate account assets during this period. The company is investigating other strategies for growing general account assets.


LIABILITIES

As with assets, the proportion of variable separate account liabilities to total liabilities has been increasing. Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds. The Company's 1997 decision to discontinue selling group pension and GIC contracts and to focus its marketing efforts on its combination fixed/variable annuity products had the effect of reducing general account liabilities.

CAPITAL MARKETS RISK MANAGEMENT

See Item 3. "Quantitative and Qualitative Disclosures About Market Risk," in this Quarterly Report on Form 10-Q for a discussion of the Company's capital markets risk management.



CAPITAL RESOURCES

CAPITAL ADEQUACY
The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC")formulas. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies sets capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital both at June 30, 1999 and December 31, 1998.


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

OTHER MATTERS

DEMUTUALIZATION
On January 27, 1998, SLOC announced that its Board of Directors had requested that management develop a plan to demutualize, which would involve converting from a mutual structure, with ownership by policyholders, to a shareholder-owned company. The process of demutualization would provide that the ownership interest currently held by policyholders be distributed to them in the form of shares, without affecting their interests as policyholders. In June 1999, the SLOC Board of Directors approved the demutualization timetable recommended by management. Later in 1999, the SLOC Board of Directors will be asked to review and approve the plan for demutualization. The Company expects to be able to complete its demutualization in the first half of the year 2000. Demutualization would require regulatory and policyholder approval. Based on information known to date, the potential demutualization of SLOC is not expected to have any significant impact on the Company.


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

To date, relevant systems have been identified and their components inventoried, needed resolutions have been documented, timelines and project plans have been developed, and remediation and testing are in process. 98% of the components have been remediated and tested and, based on those tests, have been certified as Year 2000 compliant. The remaining components are in the testing phase and are expected to be certified over the course of this year.

In mid-1997, the project team contacted all key vendors to obtain their representation that the products and services provided will not have a Year 2000 issue. Where appropriate, vendor testing has been conducted. In addition, the project team continues to work with critical business partners, such as third-party administrators, investment property managers, investment mortgage correspondents, and others, with the goal that these partners will continue to be able to support the Company's business during and after the Year 2000.

Non-IT applications, including building security, HVAC systems, and other such systems, as well as IT applications have been tested. Compliant client server and mainframe environments were used to allow for testing of critical dates such as December 31,1999, January 1, 2000, February 28, 2000, February 29, 2000 and March 1, 2000 without impact to current production.

Although the Company expects to have addressed Year 2000 issues it has found with its systems before the end of 1999, there can be no assurance that these issues will not impact the Company's operations. Factors giving rise to this uncertainty include possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third-parties whose systems and operations affect the Company, and other similar uncertainties. A possible worst-case scenario might include one or more of the Company's systems being affected by the Year 2000. Such a scenario could result in disruption to the Company's operations. Consequences of such disruptions could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and report accurate data to customers, management, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have an impact on the Company's results of operations and financial position.

In order to mitigate the risks to the Company of material adverse operational or financial impacts from the Year 2000 problem, the Company has established contingency planning at the business unit and corporate levels. Each business unit has ranked its applications as being of high, medium or low business risk. Each business area has identified its critical business processes, developed alternative plans of action where possible, and is in the process of refining and testing those alternatives. On the corporate level, the Company is in the process of enhancing its business continuation plan, by identifying minimum requirements for facilities, computing, staffing, and other factors and it is developing a plan to support those requirements.

As of year-end 1998, the Company expended, cumulatively, approximately $4.2 million on its Year 2000 effort, and it expects to incur a further $1.3 million on this effort in 1999, of which approximately $ 0.5 million was incurred in the six months ended June 30, 1999.

PENDING SALE OF SUBSIDIARY
In April 1999, the Company announced plans to sell its wholly owned subsidiary, New London Trust F.S.B. (`NLT'). The Company anticipates that certain assets will first be sold to banks in Connecticut and New Hampshire and that the stock of NLT will then be acquired by a subsidiary of Phoenix Home Life Mutual Insurance Company. The Company anticipates that the sale will be completed in the fourth quarter of 1999, subject to state and federal regulatory approvals. This transaction is not expected to have a significant effect on the ongoing operations of the Company.

CHANGE OF RATINGS
The Company's financial condition is assessed by four independent rating agencies. These ratings provide an important source of information for customers, investors and other users of financial and operating data. The Company currently holds these ratings from the following agencies:

   - A.M. Best -- On June 7, 1999, A.M. Best affirmed the A++ financial strength rating (its highest rating) it has assigned to the Company.
   - Duff & Phelps -- On August 10, 1999, Duff & Phelps reaffirmed the AAA claims paying ability rating (its highest rating) it has assigned to the Company. At the same time, it issued a negative outlook for the rating, indicating that it could be lowered at some future point.
   - Moody's Investors Service -- On August 10, 1999, Moody's confirmed the Aa2 financial strength rating (its third highest rating) it has assigned to the Company. At the same time, it issued a negative outlook for the rating, indicating that it could be lowered at some future point.
   - Standard & Poor's -- On August 6, 1999, S&P lowered the Company's financial strength rating from AAA (its highest rating) to AA+ (its second highest rating). At the same time, it changed its outlook for the rating from negative to stable, indicating that it is unlikely to change the rating in the immediate future.

The latter three agencies all took their recent actions in response to the loss cited in the parent company's second quarter earnings statement, a loss triggered by provisions taken with respect to pension compensation in the parent company's United Kingdom operations. They also cited the parent company's challenge with respect to reinsurance.


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

TYPES OF MARKET RISKS
The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's policy, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company assumes no foreign currency or commodity risk; nor does it assume equity price risk except to the extent that it holds real estate in its portfolios. The management of interest rate risk exposure is discussed below.

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

Liabilities categorized as financial instruments and held in the Company's general account at June 30, 1999 had a fair value of $1,246.9 million. Fixed income investments supporting these and other general account liabilities had a fair value of $2,290.9 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at June 30, 1999. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $37.7 million and the corresponding assets would show a net decrease of $90.4 million.

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

The Company produced these estimates using computer models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models' estimates of duration and market values may not reflect what actually will occur. The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results. The Company's management believes that this limitation is one of conservatism; that is, it will tend to cause the models to produce estimates that are generally worse than one might actually expect, all other things being equal.

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

                                    Sun Life Assurance Company of Canada (U.S.)
                                                    (Registrant)


Date     August 13, 1999                    /s/ Robert F. Leach
                                            --------------------------------
                                            Robert F. Leach
                                            Vice-President, Finance and
                                            Product


Date     August 13, 1999                    /s/ Robert P. Vrolyk
                                            -------------------------------
                                            Robert P. Vrolyk
                                            Vice President, Finance, Actuary
                                            and Treasurer