Form 10-Q
period 1999-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 1999-11-12
CIK 745544

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934




For the Quarterly Period Ended       Commission File Number 33-31711,
     September 30, 1999              33-41858, 333-77041, 333-45923,
                                     333-62837, 333-11699, 002-99959
      ------------                          ------------


                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
             (Exact name of registrant as specified in its charter)


     Delaware                                     04-2461439
--------------------------------------- --------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


One Sun Life Executive Park,       Wellesley Hills, MA           02481
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

(781) 237-6030
----------------------------------------------------
(Registrant's telephone number, including area code)


                                      NONE
-------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1) Yes /X/ No /_/
      (2) Yes /X/ No /_/


Registrant has no voting stock outstanding held by non-affiliates.

Registrant has 5,900 shares of common stock outstanding on November 12, 1999, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                                      INDEX



                                                                     PAGE
                                                                    NUMBER

 PART I:   Financial Information

  Item 1: Financial Statements (Unaudited):*

       Statutory Statements of Admitted Assets, Liabilities
         and Capital Stock and Surplus
         September 30, 1999 and December 31, 1998                      3

       Statutory Statements of Operations -
         Nine Months Ended
         September 30, 1999 and September 30, 1998                     4

       Statutory Statements of Operations -
         Three  Months Ended
         September 30, 1999 and September 30, 1998                     5

       Statutory Statements of Capital Stock and Surplus -
         Nine Months Ended
         September 30, 1999 and September 30, 1998                     6

       Statutory Statements of Cash Flows -
         Nine Months Ended
         September 30, 1999 and September 30, 1998                     7

       Notes to Unaudited Statutory Financial Statements               8

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  12

  Item 3. Quantitative and Qualitative Disclosures
       About Market Risk                                              24


PART II:  Other Information

  Item 6: Exhibits and Reports on Form 8-K                            27


*The Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus at December 31, 1998 have been taken from the audited statutory financial statements at that date. All other statements are unaudited.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

            STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
                            CAPITAL STOCK AND SURPLUS
                (IN 000'S)

                                                                 SEPTEMBER 30,        DECEMBER 31,
ADMITTED ASSETS                                                      1999                 1998
                                                               ----------------    ----------------
Bonds                                                          $     1,263,078     $     1,763,468
Common stocks                                                           97,146             128,445
Mortgage loans on real estate                                          586,908             535,003
Properties acquired in satisfaction of debt                             15,647              17,207
Investment real estate                                                  76,832              78,021
Policy loans                                                            42,908              41,944
Cash & short-term investments                                          291,935             265,226
Other invested assets                                                   65,107              64,177
Investment income due and accrued                                       30,729              35,706
Federal income tax recoverable and interest thereon                      4,999               1,110
Other assets                                                             9,082               1,928
                                                               ----------------    ----------------

General account assets                                               2,484,371           2,932,235

Separate account assets
 Unitized                                                           12,686,015          11,774,745
 Non-unitized                                                        2,193,122           2,195,641
                                                               ----------------    ----------------

    TOTAL ADMITTED ASSETS                                      $    17,363,508     $    16,902,621
                                                               ----------------    ----------------
                                                               ----------------    ----------------

LIABILITIES

Aggregate reserve for life policies and contracts              $     1,206,869     $     1,216,107
Supplementary contracts                                                  2,995               1,885
Policy and contract claims                                                 625                 369
Liability for premium and other deposit funds                          602,532           1,000,875
Surrender values on cancelled policies                                     100                   5
Interest maintenance reserve                                            43,077              40,490
Commissions to agents due or accrued                                     1,456               2,615
General expenses due or accrued                                          9,110               5,932
Transfers from Separate Accounts due or accrued                       (440,620)           (361,863)
Taxes, licenses and fees due or accrued, excluding FIT                   5,282                 401
Federal income taxes due or accrued                                     49,697              25,019
Unearned investment income                                                  60                  23
Amounts withheld or retained by company as agent or trustee              1,426                 529
Remittances and items not allocated                                      1,567               5,176
Asset valuation reserve                                                 42,809              44,392
Payable to parent, subsidiaries, and affiliates                         30,120              30,381
Payable for securities                                                   4,161                 428
Other liabilities                                                       63,508               9,770
                                                               ----------------    ----------------

General account liabilities                                          1,624,774           2,022,534

Separate account liabilities
 Unitized                                                           12,685,744          11,774,522
 Non-unitized                                                        2,193,122           2,195,641
                                                               ----------------    ----------------

     TOTAL LIABILITIES                                              16,503,640          15,992,696
                                                               ----------------    ----------------

Common capital stock                                                     5,900               5,900
                                                               ----------------    ----------------

Surplus notes                                                          565,000             565,000
Gross paid in and contributed surplus                                  199,355             199,355
Unassigned funds                                                        89,613             139,669
                                                               ----------------    ----------------
Surplus                                                                853,968             904,024
                                                               ----------------    ----------------
 Total common capital stock and surplus                                859,868             909,924
                                                               ----------------    ----------------

     TOTAL LIABILITIES, CAPITAL STOCK AND SURPLUS              $    17,363,508     $    16,902,621
                                                               ----------------    ----------------
                                                               ----------------    ----------------

             See notes to unaudited statutory financial statements.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)


                       STATUTORY STATEMENTS OF OPERATIONS

     (IN 000'S)
                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          1999               1998
                                                                                   -----------------   ---------------
     INCOME

     Premiums and annuity considerations                                           $         49,581    $      203,852
     Deposit-type funds                                                                   2,034,034         1,564,472
     Considerations for supplementary contracts
        without life contingencies and dividend accumulations                                 2,727             1,424
     Net investment income                                                                  116,209           144,129
     Amortization of interest maintenance reserve                                             2,747             1,504
     Net gain from operations from Separate Accounts Statement                                    0                 1
     Income from fees associated with investment management administration
        and contract guarantees from Separate Account                                       126,605           104,281
     Other income                                                                            18,302            80,779
                                                                                   -----------------   ---------------

     Total                                                                                2,350,205         2,100,442
                                                                                   -----------------   ---------------

     BENEFITS AND EXPENSES

     Death benefits                                                                           2,476            17,892
     Annuity benefits                                                                       115,526           113,713
     Disability benefits and benefits under accident and health policies                          0                 0
     Surrender benefits and other fund withdrawals                                        1,769,835         1,466,827
     Interest on policy or contract funds                                                       253               461
     Payments on supplementary contracts
        without life contingencies and of dividend accumulations                              1,745             1,946
     Increase (decrease) in aggregate reserves for life and accident and
        health policies and contracts                                                        (9,238)           95,083
     Decrease in liability for premium and other deposit funds                             (344,673)         (369,825)
     Increase (decrease) in reserve for supplementary contracts
        without life contingencies and for dividend and coupon accumulations                  1,110              (461)
                                                                                   -----------------   ---------------

     Total                                                                                1,537,034         1,325,636

     Commissions on premiums and annuity considerations (direct business only)              119,220           102,544
     Commissions and expense allowances on reinsurance assumed                                    0            13,032
     General insurance expenses                                                              50,149            42,787
     Insurance taxes, licenses and fees, excluding federal income taxes                       6,596             5,213
     Decrease in loading on and cost of collection in excess of loading
       on deferred and uncollected premiums                                                       0              (331)
     Net transfers to Separate Accounts                                                     592,385           500,444
                                                                                   -----------------   ---------------

     Total                                                                                2,305,384         1,989,325
                                                                                   -----------------   ---------------

     NET GAIN FROM OPERATIONS BEFORE DIVIDENDS TO POLICYHOLDERS AND FIT                      44,821           111,117
     Dividends to policyholders                                                                   0            31,019
                                                                                   -----------------   ---------------

     NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND BEFORE FIT                44,821            80,098
     Federal income tax expense (excluding tax on capital gains)                             14,721            28,931
                                                                                   -----------------   ---------------

     NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND FIT
       AND BEFORE REALIZED CAPITAL GAINS                                                     30,100            51,167
     Net realized capital gains (losses) less capital gains tax and transferred
       to the IMR                                                                             1,446             1,532
                                                                                   -----------------   ---------------

     NET INCOME                                                                    $         31,546    $       52,699
                                                                                   =================   ===============


             See notes to unaudited statutory financial statements.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)


                       STATUTORY STATEMENTS OF OPERATIONS

     (IN 000'S)
                                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                                           1999             1998
                                                                                     ---------------  ----------------
     INCOME

     Premiums and annuity considerations                                             $       15,460   $        67,719
     Deposit-type funds                                                                     689,796           568,447
     Considerations for supplementary contracts
        without life contingencies and dividend accumulations                                 1,685               280
     Net investment income                                                                   35,573            44,398
     Amortization of interest maintenance reserve                                               932               581
     Net gain from operations from Separate Accounts Statement                                    0                (2)
     Income from fees associated with investment management administration
        and contract guarantees from Separate Account                                        43,829            36,145
     Other income                                                                             6,250            27,400
                                                                                     ---------------  ----------------

     Total                                                                                  793,525           744,968
                                                                                     ---------------  ----------------

     BENEFITS AND EXPENSES

     Death benefits                                                                           1,287             2,059
     Annuity benefits                                                                        40,579            40,636
     Surrender benefits and other fund withdrawals                                          554,346           478,645
     Interest on policy or contract funds                                                        68               199
     Payments on supplementary contracts                                                          0
        without life contingencies and of dividend accumulations                                820               747
     Increase (decrease) in aggregate reserves for life and accident and
        health policies and contracts                                                          (794)           36,834
     Decrease in liability for premium and other deposit funds                              (76,993)          (88,386)
     Increase (decrease) in reserve for supplementary contracts
        without life contingencies and for dividend and coupon accumulations                    902              (447)
                                                                                     ---------------  ----------------

     Total                                                                                  520,215           470,287

     Commissions on premiums and annuity considerations (direct business only)               39,452            35,929
     Commissions and expense allowances on reinsurance assumed                                    0             4,806
     General insurance expenses                                                              18,963            13,003
     Insurance taxes, licenses and fees, excluding federal income taxes                       1,774             1,483
     Decrease in loading on and cost of collection in excess of loading                           0
       on deferred and uncollected premiums                                                       0               (98)
     Net transfers to Separate Accounts                                                     215,326           174,990
                                                                                     ---------------  ----------------

     Total                                                                                  795,730           700,400
                                                                                     ---------------  ----------------

     NET GAIN FROM OPERATIONS BEFORE DIVIDENDS TO POLICYHOLDERS AND FIT                      (2,205)           44,568
     Dividends to policyholders                                                                   0            11,111
                                                                                     ---------------  ----------------

     NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND BEFORE FIT                (2,205)           33,457
     Federal income tax expense (excluding tax on capital gains)                              1,800            16,537
                                                                                     ---------------  ----------------

     NET GAIN FROM OPERATIONS AFTER DIVIDENDS TO POLICYHOLDERS AND FIT
       AND BEFORE REALIZED CAPITAL GAINS                                                     (4,005)           16,920
     Net realized capital gains (losses) less capital gains tax and transferred
       to the IMR                                                                            (5,799)              577
                                                                                     ---------------  ----------------

     NET INCOME                                                                      $       (9,804)  $        17,497
                                                                                     ===============  ================


             See notes to unaudited statutory financial statements.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)


          STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS


                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           1999              1998
                                                                                      --------------    --------------
    CAPITAL AND SURPLUS, BEGINNING OF PERIOD                                          $     909,924     $     832,695
                                                                                      --------------    --------------

    Net income                                                                               31,544            52,697

    Change in net unrealized capital gains                                                  (10,167)           (1,421)

    Change in non-admitted assets and related items                                           1,937            (1,544)

    Change in asset valuation reserve                                                         1,583             4,246

    Other changes in surplus in Separate Accounts Statement                                      47                48

     Dividends to stockholders                                                              (75,000)          (50,000)
                                                                                      --------------    --------------

    Net change in capital and surplus for the year                                          (50,056)            4,026
                                                                                      --------------    --------------

    CAPITAL AND SURPLUS, END OF PERIOD                                                $     859,868     $     836,721
                                                                                      ==============    ==============


             See notes to unaudited statutory financial statements.

               SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)


                   STATUTORY STATEMENTS OF CASH FLOW


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1999                     1998
                                                                  ---------------------    ---------------------

CASH PROVIDED

Premiums, annuity considerations and deposit funds received         $       2,083,615        $       1,770,069
Considerations for supplementary contracts and dividend
  accumulations received                                                        2,727                    1,424
Net investment income received                                                133,719                  182,263
Other income received                                                         144,906                   82,206
                                                                  ---------------------    ---------------------

Total receipts                                                              2,364,967                2,035,962
                                                                  ---------------------    ---------------------

Benefits paid (other than dividends)                                        1,889,232                1,599,475
Insurance expenses and taxes paid (other than federal income
  and capital gains taxes)                                                    169,065                  166,425
Net cash transfers to Separate Accounts                                       671,142                  491,151
Dividends paid to policyholders                                                     0                   26,519
Federal income tax (recoveries) payments (excluding
  tax on capital gains)                                                        (9,956)                  28,224
Other-net                                                                         253                      481
                                                                  ---------------------    ---------------------

Total payments                                                              2,719,736                2,312,255
                                                                  ---------------------    ---------------------

Net cash from operations                                                     (354,769)                (276,293)

Proceeds from long-term investments sold, matured or repaid
  (after deducting tax expense (benefit) on capital gain
    (loss) of ($10,310) for 1999, $428 for 1998)                              755,697                1,075,039
Other cash provided                                                            37,498                  (50,530)
                                                                  ---------------------    ---------------------

Total cash provided                                                           793,195                1,024,509
                                                                  ---------------------    ---------------------

Cash Applied

Cost of long-term investments acquired                                        286,118                  919,918
Other cash applied                                                            125,599                  175,174
                                                                  ---------------------    ---------------------

Total cash applied                                                            411,717                1,095,092
                                                                  ---------------------    ---------------------

Net change in cash and short-term investments                                  26,709                 (346,876)

Cash and short-term investments:

Beginning of period                                                           265,226                  544,418
                                                                  ---------------------    ---------------------

End of period                                                       $         291,935        $         197,542
                                                                  =====================    =====================


              See notes to unaudited statutory financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) GENERAL

     In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

     The accompanying unaudited statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

(2) TRANSACTIONS WITH AFFILIATES

     The Company has an agreement with its ultimate parent, Sun Life Assurance Company of Canada (`SLOC'), which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $ 5,823,585 and $20,415,231 for the three and nine month periods in 1999 and $ 3,538,610 and $14,802,906 for the same periods in 1998.

The Company leases office space to SLOC under lease agreements with terms expiring in September, 2004 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term, which is ending in 2004. Rent received by the Company under the leases for the nine-month period amounted to approximately $5,093,326.


(3) INVESTMENTS IN SUBSIDIARIES

     The following is combined unaudited summarized financial information of the subsidiaries as of:

                             SEPTEMBER 30,     DECEMBER 31,
      (000's)                     1999             1998

      Other assets            $ 1,067,829     $ 1,315,317
      Liabilities                (970,683)     (1,186,872)
                              -----------      -----------

      Total net assets        $    97,146     $   128,445
                              -----------      -----------
                              -----------      -----------


                             NINE MONTHS ENDED SEPTEMBER 30,
      (000's)                      1999             1998

      Total revenue           $ 80,112         $ 175,856
      Operating expenses       (82,140)         (173,093)
      Income tax expense           (60)           (1,710)
                              -----------      -----------

      Net income              $ (2,088)        $   1,053
                              -----------      -----------
                              -----------      -----------

The following is combined unaudited summarized financial information of the subsidiaries as of:

                              THREE MONTHS ENDED SEPTEMBER 30,
      (000's)                     1999               1998

      Total revenue           $ 27,031            $ 49,704
      Operating expenses       (26,948)            (48,704)
      Income tax expense          (267)                 85
                              ----------       ------------
      Net income              $   (184)           $  1,085
                              ----------       ------------
                              ----------       ------------

Sale of subsidiary

In February 1999, the Company completed the sale of its wholly-owned subsidiary, Massachusetts Casualty Insurance Company (`MCIC') to Centre Solutions (U.S.) Limited, a wholly-owned subsidiary of Centre Reinsurance Holdings, Limited, for approximately $34 million. MCIC sold individual disability insurance throughout the U.S. This transaction did not have a significant effect on the ongoing operations of the Company.


Subsequent Event

In October 1999, the Company completed the sale of its wholly-owned subsidiary, New London Trust F.S.B. (`NLT'), to a consortium consisting of Phoenix Home Life Mutual Insurance Company (`Phoenix') and three community banks in New Hampshire and Connecticut, for approximately $49.1 million. Phoenix is retaining the trust operations of NLT, while the assets, liabilities, and banking offices of NLT's retail banking operations have been split among Lake Sunapee Bank, fsb of Newport, NH, Mascoma Savings Bank of Lebanon, NH and Cargill Bank of Putnam, CT. This transaction is not expected to have a significant effect on the ongoing operations of the Company.

(4) INVESTMENT INCOME

Net investment income consisted of:

                                                NINE MONTHS ENDED SEPTEMBER 30,
(000's)                                                 1999            1998

Interest income from bonds                           $99,192        $128,687
Income from investment in common stocks of
  affiliates                                           6,500           3,000
Interest income from mortgage loans                   38,466          41,025
Real estate investment income                         11,715          11,729
Interest income from policy loans                      2,571           2,115
Other                                                   (357)           (264)
                                                    --------        --------
Gross investment income                              158,087         186,292
Interest on surplus notes and borrowed money          32,449          34,087
Investment expenses                                    9,429           8,076
                                                    --------        --------

                                                    $116,209        $144,129
                                                    --------        --------
                                                    --------        --------

                                               THREE MONTHS ENDED SEPTEMBER 30,
(000's)                                                    1999           1998

Interest income from bonds                              $30,932        $40,609
Income from investment in common stocks of
  affiliates                                                  0              0
Interest income from mortgage loans                      13,068         13,140
Real estate investment income                             3,927          3,848
Interest income from policy loans                         1,114            723
Other                                                       449           (506)
                                                        -------        -------
Gross investment income                                  49,490         57,814
Interest on surplus notes and borrowed money             10,816         10,816
Investment expenses                                       3,101          2,600
                                                        -------         -------
                                                        $35,573        $44,398
                                                        -------        -------
                                                        -------        -------

(5)  SEGMENT INFORMATION

The Company currently offers financial products and services such as fixed and variable annuities, and life insurance on an individual basis including company-owned life insurance. Within these areas, the Company conducts business principally in two operating segments and maintains a corporate segment to provide for the capital needs of the operating segments and to engage in other financing related activities.

The Wealth Management segment markets and administers individual and group variable annuity products, individual and group fixed annuity products which include market value adjusted annuities, and other retirement benefit products. This segment was formerly referred to as the "Retirement Products and Services" segment; no changes have been made to the composition of this segment.

The Protection segment markets and administers a variety of life insurance products sold to individuals and corporate owners of individual life insurance. The in-force products include whole life, universal life and variable life. This segment was formerly referred to as the "Individual Insurance" segment; no changes have been made to the composition of this segment.

(000's)

Nine Months                 Total         Total        Pre-Tax      Income
Ended SEPTEMBER 30,        Revenues    Expenditures    Income       Taxes
-------------------       ----------   ------------   ---------    -------

   1999
Wealth Management            2,316,687   2,272,892       43,795       14,479
Protection                  $   25,987  $   30,320   $   (4,333)  $   (1,241)
Corporate                        7,531       2,172        5,359        1,483
                            ----------  ----------   ----------   ----------
     Total                  $2,350,205  $2,305,384   $   44,821   $   14,721
                            ----------  ----------   ----------   ----------
                            ----------  ----------   ----------   ----------


   1998
Wealth Management            1,855,652   1,805,325       50,327       16,996
Protection                  $  234,548  $  212,857   $   21,691   $    9,089
Corporate                       10,242       2,162        8,080        2,846
                            ----------  ----------   ----------   ----------
     Total                  $2,100,442  $2,020,344   $   80,098   $   28,931
                            ----------  ----------   ----------   ----------
                            ----------  ----------   ----------   ----------

(000's)


Three Months                Total        Total        Pre-Tax     Income
Ended September 30,       Revenues    Expenditures     Income      Taxes
---------------           ----------  ------------   ---------    -------

   1999
Wealth Management            784,945    785,490           (545)     (1,013)
Protection                 $   7,116  $  10,289      $  (3,173)  $  (1,011)
Corporate                      1,464        (49)         1,513       3,824
                           ---------  ---------      ---------   ---------
     Total                 $ 793,525  $ 795,730      $  (2,205)  $   1,800
                           ---------  ---------      ---------   ---------
                           ---------  ---------      ---------   ---------

   1998
Wealth Management            661,555    643,707         17,848       8,890
Protection                 $  81,982  $  68,296      $  13,686   $   4,749
Corporate                      1,431       (492)         1,923       2,897
                           ---------  ---------      ---------   ---------
     Total                 $ 744,968  $ 711,511      $  33,457   $  16,537
                           ---------  ---------      ---------   ---------
                           ---------  ---------      ---------   ---------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - SEPTEMBER 30, 1999

CAUTIONARY STATEMENT

This Form 10-Q includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact but rather of current expectations relating to such topics as future product sales, Year 2000 compliance, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NET INCOME
Net income decreased by $21.1 million to $31.5 million in the first nine months of 1999 as compared to the same period in 1998. The change mainly reflects lower income from operations, which decreased by $21.1 million to $30.1 million for the first nine months of 1999. Income from operations refers to the statutory statement of operations line item "net gain from operations after dividends to policyholders and federal income tax and before realized capital gains." The decrease in income from operations reflects the following factors:

- Income from operations from the Company's Wealth Management segment decreased by $4.0 million to $29.3 million for the first nine months of 1999. (This increase is discussed in the "Wealth Management Segment" section below.)

- The Company's termination of certain reinsurance agreements with its ultimate parent in the fourth quarter of 1998 affected income from operations from the Protection segment. Active reinsurance agreements in the first nine months of 1998 had the effect of increasing income from operations by $8.5 million in that period; those still active in the first nine months of 1999 had the effect of reducing income from operations by $0.8 million in that period. Other activity in the Protection segment resulted in a decrease to income from operations of $2.4 million in the first nine months of 1999 compared to an increase of $4.0 million for the same period in 1998. (These items are discussed in the "Protection Segment" section below.)


- Income from operations from the Company's Corporate segment decreased by $1.4 million to $3.9 million for the first nine months of 1999. (This increase is discussed in the "Corporate Segment" section below.)


INCOME FROM OPERATIONS BY SEGMENT

The Company's income from operations reflects the operations of its three business segments: the Wealth Management segment, the Protection segment and the Corporate segment. The following table provides a summary.

                            INCOME FROM OPERATIONS *
                                 ($ IN MILLIONS)

                         NINE MONTHS ENDED SEPTEMBER 30,

                         1999             1998           % CHANGE

Wealth Management     $  29.3            $  33.3            -12.0%
Protection               (3.1)              12.6           -124.6%
Corporate                 3.9                5.3            -26.4%
                      --------------------------------------------
                      $  30.1            $  51.2            -41.2%
                      --------------------------------------------
                      --------------------------------------------

* BEFORE NET REALIZED CAPITAL GAINS OR LOSSES




Wealth Management Segment

The Wealth Management segment focuses on the savings and retirement needs of those preparing for retirement or those who have already retired. It primarily markets to upscale consumers in the U.S., selling individual and group fixed and variable annuities. Its major product lines, "Regatta" and "Futurity," are combination fixed/variable annuities. In these combination annuities, contract holders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contract holder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta are managed by Massachusetts Financial Services Company ('MFS'), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., a subsidiary of the Company.

The Company distributes these annuity products through a variety of channels. For the Regatta products, about half are sold through securities brokers; a further one-fourth through financial institutions, and the remainder through insurance agents and financial planners. The Futurity products, introduced in February 1998, are distributed by Sun Life of Canada (U.S.) Distributors, Inc., a subsidiary of the Company, through a dedicated wholesaler network and similar distribution channels.

Although new pension products are not currently sold, there has been a substantial block of group retirement business in-force, including guaranteed investment contracts ('GICs'), pension plans and group annuities. A significant portion of these pension contracts are non-surrenderable, with the result that the Company's liquidity exposure is limited. GICs were marketed directly in the U.S. through independent managers. In 1997, the Company decided to no longer market group pension and GIC products.

Following are the major factors affecting the Wealth Management segment results in the first nine months of 1999 as compared to the same period in the prior year.

Deposit-type funds, which primarily comprised annuity deposits, increased by $469.6 million, or 30%, to $2,034.0 million in the first nine months of 1999 compared to the same period in 1998. Fixed annuity account deposits were higher by approximately $630 million in the first nine months of 1999 compared to the same period in 1998 which management believes is mainly the result of the success of the Company's introduction, during the fourth quarter of 1998, of a higher Dollar Cost Averaging (`DCA') rate and a new six-month DCA program. Under these programs, which were redesigned in late 1996, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is systematically transferred to the variable portion of the contract in equal periodic installments. While fixed annuity account deposits increased, deposits directly into variable accounts declined by approximately 19% in the first nine months of 1999 compared to the same period in 1998. The Company's management believes this decline was a consequence of the heightened interest in the DCA programs in the first nine months of 1999.

Sales of the Futurity line of products, introduced in February 1998, represented approximately 12% of total annuity deposits for the first nine months of 1999. The Company expects that sales for the Futurity product will continue to increase in the future, based on management's beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity; that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and that the marketplace will respond favorably to future introductions of new Futurity products and product enhancements.

Fee income increased as a result of higher variable annuity account balances. Fee income was higher by $22.1 million, or 22%, in the first nine months of 1999 compared to the same period in 1998. The main factors driving this growth in account balances have been market appreciation and net deposit activity. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts.

There has been a shift to variable account products from the general account products. As a consequence, there has been a decline in average general account invested assets and, in turn, net investment income has declined. Net investment income reflects only income earned on invested assets of the general account. In the first nine months of 1999, net investment income for the Wealth Management segment decreased by $33.4 million to $90.0 million compared to the same period in 1998. This decline in average general account assets mainly reflects the Company's decision in 1997 to no longer market group pension and GIC products and as a consequence, the scheduled liquidation of maturing GICS. It also reflects the shift in deposits in recent years from the fixed account to variable accounts.

Policyholder benefits (the major elements of which are surrenders and withdrawals, changes in the liability for premium and other deposit funds, and related separate account transfers) were higher by approximately $450 million in the first nine months of 1999 as compared to the same period in 1998, mainly as a result of higher variable annuity surrenders. This activity primarily related to a block of separate account contracts that had been issued seven or more years previously and for which the surrender charge periods had expired. The Company expects that as the separate account block of business continues to grow and as increasing amounts are no longer subject to surrender charges, surrenders will tend to increase. The Company is implementing a conservation program with the aim of improving asset retention.

Operational expenses, which include general insurance expenses and insurance taxes, licenses and fees, excluding federal income taxes, increased by $1.0 million, or 2%, in the first nine months of 1999 compared to the same period in 1998. This increase reflected costs associated with operations and technology improvements to support the growth of the Company's in-force business and costs related to the product design, implementation, and distribution of the new Futurity multi-manager annuity product. Commissions of $118.0 million were higher by $17.0 million in the third quarter of 1999 than in the same quarter in 1998, mainly as a result of higher sales.


Protection Segment

The Protection segment comprises two main elements, internal reinsurance and variable life products.

In recent years, the Company has had various reinsurance agreements with its ultimate parent, SLOC. In some of these arrangements, SLOC has reinsured the mortality risks in excess of the Company's retention of individual life policies sold in prior years by the Company. These agreements, in the aggregate, had an immaterial effect on net income in both 1998 and 1999. In another agreement, which became effective January 1, 1991 and terminated October 1, 1998, the Company reinsured certain individual life insurance contracts issued by SLOC. This latter agreement had a significant effect on net income in the first nine months of 1998 but not in 1999.

The Company's primary individual variable life insurance product is its variable universal life product marketed to the company-owned life insurance ("COLI") market. This product was introduced in late 1997. The Company's management expects its variable life business to grow and become more significant in the future. It has developed a new variable universal life product as part of the Futurity product portfolio, which it introduced in September 1999. During the first nine months of 1999, expenses involved with the development of this product had the effect of reducing income from operations for the Protection segment in comparison with the same period in 1998.

Corporate Segment

This segment includes the capital of the Company, its investments in subsidiaries and items not otherwise attributable to either the Wealth Management or the Protection segments. For the first nine months of 1999, income from operations for this segment declined by $1.4 million to $3.9 million as compared to the same period in 1998. This decline mainly reflected lower net investment income. Investment income was lower in the third quarter of 1999 compared to the same period in 1998, because dividend payments to policyholders, of $45 million in 1998 and $70 million in April 1999, reduced the average invested asset balance in this segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


NET INCOME

There was a net loss of $9.8 million in the third quarter of 1999 as compared to net income of $17.5 million in the same quarter in 1998. This $27.3 million change primarily reflected a decrease of $20.9 million in income from operations, to a net loss of $4.0 million for the third quarter of 1999, as discussed further below. It also reflected $5.8 million in net realized capital losses in the third quarter of 1999 as compared to $0.6 million in net realized capital gains in the same period in 1998.


INCOME FROM OPERATIONS BY SEGMENT

The following table provides a summary of income from operations by business segment:

                               INCOME FROM OPERATIONS*
                                     ($ IN MILLIONS)

                            THREE MONTHS ENDED SEPTEMBER 30,

                         1999             1998           % CHANGE

Wealth Management     $   0.5            $   9.0            -94.4%
Protection               (2.2)               8.9           -124.7%
Corporate                (2.3)              (1.0)          -120.0%
                      ---------------------------------------------
                      $  (4.0)            $  16.9           -123.7%
                      ---------------------------------------------
                      ---------------------------------------------

*BEFORE NET REALIZED CAPITAL GAINS OR LOSSES

Wealth Management Segment

Following are the major factors affecting the Wealth Management segment results in the third quarter of 1999 as compared to the same period in 1998. As discussed below, most of the factors had the effect of increasing income from operations; however, increased policyholder benefit costs and lower net investment income resulted in the overall decline in income from operations in the third quarter of 1999 as compared to the same quarter in 1998.

Deposit-type funds, which primarily comprise annuity deposits, increased by $121.3 million, or 21%, to $689.8 million in the third quarter of 1999 compared to the same 1998 quarter. Fixed annuity account deposits were higher by approximately $200 million in the third quarter of 1999 compared to the same 1998 quarter, mainly as a result of the success of the Dollar Cost Averaging ('DCA') programs. However, deposits directly into variable accounts declined by approximately 25% in the third quarter of 1999 compared to the same quarter in 1998. The Company's management believes this decline was a consequence of the heightened interest in the DCA programs in 1999. Sales of the Futurity line of products, introduced in February 1998, represented approximately 13% of total annuity deposits in the third quarter of 1999.

Fee income increased as a result of higher variable annuity account balances. Fee income of $43.2 million was higher by $7.7 million, or 21%, in the third quarter of 1999 compared to the same quarter in 1998. The main factors driving this growth in account balances were market appreciation and net deposit activity. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts.

In the third quarter of 1999, net investment income for the Wealth Management segment decreased by $10.9 million to $28.1 million, or 28%, compared to the same period in 1998. This decline in average general account assets mainly reflects the Company's decision in 1997 to no longer market group pension and GIC products; it also reflects the shift in deposits in recent years from the fixed account to variable accounts.

Policyholder benefits (the major elements of which are surrenders and withdrawals, changes in the liability for premium and other deposit funds, and related separate account transfers) were higher by approximately $136 million in the third quarter of 1999 as compared to the same quarter in 1998, mainly as a result of higher variable annuity surrenders. This activity primarily related to a block of separate account contracts that had been issued seven or more years previously and for which the surrender charge periods had expired. The Company expects that as the separate account block of business continues to grow and as increasing amounts are no longer subject to surrender charges, surrenders will tend to increase. The Company is implementing a conservation program with the aim of improving asset retention.

Operational expenses, which include general insurance expenses and insurance taxes, licenses and fees, excluding federal income taxes, increased by $2.2 million to $16.6 million in the third quarter of 1999 compared to the same quarter in 1998. This increase reflected costs associated with operations and technology improvements to support the growth of the Company's in-force business and costs related to the product design, implementation, and distribution of the new Futurity multi-manager annuity product. Commissions of $39.2 million were higher by $3.5 million in the third quarter of 1999 as compared to the same quarter in 1998 as a result of higher sales. Also included in income from operations in the third quarter of 1999 were federal income tax benefits of $1.0 million as compared to federal income tax expenses of $8.9 million in the same quarter of 1998.


Protection Segment

The Protection segment comprises two main elements, internal reinsurance and variable life products.

As noted above, the Company has had various reinsurance agreements with its ultimate parent, SLOC. Active reinsurance agreements in the third quarter of 1998 had the effect of increasing income from operations by $9.2 million in that period; those still active in the third quarter of 1999 had the effect of reducing income from operations by $0.3 million in that period.

Other activity in the Protection segment resulted in a decrease to income from operations of $1.8 million in the third quarter of 1999 as compared to a decrease of $0.2 million in the third quarter of 1998. This activity related to the Company's primary individual variable life insurance product, which is a variable universal life product marketed to the company-owned life insurance ("COLI") market. This product was introduced in late 1997. The Company's management expects its variable life business to grow and become more significant in the future. It has developed a new variable universal life product as part of the Futurity product portfolio, which it introduced in September 1999. During the third quarter of 1999, expenses involved with the development of this product had the effect of reducing income from operations for the Protection segment in comparison with the same period in 1998.


Corporate Segment

The Corporate segment includes the capital of the Company, its investments in subsidiaries and items not otherwise attributable to either the Wealth Management or the Protection segments. In the third quarter of 1999, there were net losses from operations of $2.3 million as compared to a net loss of $1 million in the same period in 1998. This change reflected higher expenses for the segment in the third quarter of 1999 as compared to the same period in 1998.

FINANCIAL CONDITION & LIQUIDITY

ASSETS

The Company's total assets are held in either its general account or its separate accounts.

General account assets are carried at book value and support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash and invested assets, which represented nearly 100% of general account assets both at September 30, 1999 and December 31, 1998. Major types of invested asset holdings included bonds, mortgages, real estate and common stock.

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


The following table summarizes significant changes in asset balances during the first nine months of 1999. The changes are discussed below.

                                                              ASSETS
                                                         ($ IN MILLIONS)

                                        9/30/99          12/31/98         % CHANGE

General account assets              $  2,479.40       $  2,932.20          -15.4%
Fixed separate account assets          2,193.10          2,195.60           -0.1%
                                   ----------------------------------------------
                                       4,673.10          5,127.80           -8.9%
Variable separate account assets      12,686.00         11,774.80            7.7%
                                   ----------------------------------------------
Total assets                        $ 17,358.50       $ 16,902.60            2.7%
                                   ----------------------------------------------
                                   ----------------------------------------------

General account and fixed separate account assets, taken together, decreased by 9% in the first nine months of 1999. Variable separate account assets increased by 8% during that period. In management's view, these changes are consistent overall with broader trends seen both in the Company and in the industry in recent years, as variable accounts have shown rapid growth while fixed accounts have tended to grow more slowly or even decline. The pattern shown in the first nine months of 1999 mainly reflected strong deposits into the Company's DCA programs, which management believes is largely the result of the Company's enhancements to these programs in late 1998. It also reflected market appreciation of approximately $317.7 million for separate account assets during this period. The Company is investigating other strategies for growing general account assets.


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


CAPITAL RESOURCES

CAPITAL ADEQUACY
The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies sets capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital both at September 30, 1999 and December 31, 1998.


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


OTHER MATTERS

DEMUTUALIZATION
On January 27, 1998, SLOC announced that its Board of Directors had requested that management develop a plan to demutualize, which would involve converting from a mutual structure, with ownership by policyholders, to a shareholder-owned company. The process of demutualization would provide that the ownership interest currently held by policyholders be distributed to them in the form of shares, without affecting their interests as policyholders. In June 1999, the SLOC Board of Directors approved the demutualization timetable recommended by management. On September 28, 1999, the SLOC Board of Directors approved SLOC's demutualization plan. SLOC expects to be able to complete its demutualization in the first half of the year 2000. Demutualization would require regulatory and policyholder approval. Based on information known to date, the potential demutualization of SLOC is not expected to have any significant impact on the Company.

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

To date, relevant systems have been identified and their components inventoried, needed resolutions have been documented, timelines and project plans have been developed, and remediation and testing are in process. Of the nearly 2000 systems used by the Company, all of its mission critical systems have been assessed, fixed where necessary, tested, and, based on those tests, are considered to be Year 2000 compliant. The Company regards Year 2000 compliance as meaning that its business systems will have passed tests that indicate they will operate accurately before, during, and after January 1, 2000 with respect to Year 2000 issues. The Company defines mission critical systems as those systems that cannot be unavailable for more than 48 hours without causing major disruption to the business.


In mid-1997, the Company's Year 2000 project team contacted all key vendors to obtain their representation that the products and services provided will not have a Year 2000 issue. Where appropriate, vendor testing has been conducted. In addition, the project team continues to work with critical business partners, such as third-party administrators, investment property managers, investment mortgage correspondents, and others, with the goal that these partners will continue to be able to support the Company's business during and after the Year 2000.

Non-IT applications, including building security, HVAC systems, and other such systems, as well as IT applications, have been tested. Compliant client server and mainframe environments were used to allow for testing of critical dates such as December 31, 1999, January 1, 2000, February 28, 2000, February 29, 2000 and March 1, 2000 without impact to current production.

Although the Company expects to have addressed Year 2000 issues it has found with its systems before the end of 1999, there can be no assurance that these issues will not impact the Company's operations. Factors giving rise to this uncertainty include possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations affect the Company, and other similar uncertainties. A possible worst-case scenario might include one or more of the Company's systems being affected by the Year 2000 issue. Such a scenario could result in disruption to the Company's operations. Consequences of such disruptions could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and report accurate data to customers, management, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have an impact on the Company's results of operations and financial position.

In order to mitigate the risks to the Company of material adverse operational or financial impacts from the Year 2000 problem, the Company has established contingency planning at the business unit and corporate levels. Each business unit has ranked its applications as being of high, medium or low business risk. Each business unit has identified its critical business processes, developed alternative plans of action where possible, and has conducted walkthroughs of those plans. On the corporate level, the Company has enhanced its business continuation plan by identifying minimum requirements for facilities, computing, staffing, and other factors and has developed a plan to support those requirements.

As of year-end 1998, the Company expended, cumulatively, approximately $4.2 million on its Year 2000 effort. The Company expects to expend a further $1.5 million on this effort in 1999, of which approximately $ 1 million was expended in the nine month period ending September 30, 1999.

SALE OF SUBSIDIARY

In October 1999, the Company completed the sale of its wholly-owned subsidiary, New London Trust F.S.B. ('NLT'), to a consortium consisting of Phoenix Home Life Mutual Insurance Company ('Phoenix') and three community banks in New Hampshire and Connecticut, for approximately $49.1 million. Phoenix is retaining the trust operations of NLT, while the assets, liabilities, and banking offices of NLT's retail banking operations have been split among Lake Sunapee Bank, fsb of Newport, NH, Mascoma Savings Bank of Lebanon, NH and Cargill Bank of Putnam, CT. This transaction is not expected to have a significant effect on the ongoing operations of the Company.



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


INTEREST RATE RISK MANAGEMENT
The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of these fixed interest investments are held for other than trading purposes and can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ('MBS') and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's policy is to limit MBS holdings to less than 10% of total portfolio assets. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches.

Changes in the level of domestic interest rates affect the market value of fixed interest rate assets and liabilities. Segments whose liabilities mainly arise from the sale of products containing interest rate guarantees for certain terms are sensitive to changes in interest rates. In these segments, the Company uses "immunization" strategies, which are specifically designed to minimize the loss from wide fluctuations in interest rates. The Company supports these strategies using analytical and modeling software acquired from outside vendors. Significant features of the Company's immunization models include:

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

Liabilities categorized as financial instruments and held in the Company's general account at September 30, 1999 had a fair value of $1,147.1 million. Fixed income investments supporting these and other general account liabilities had a fair value of $2,184.1 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at September 30, 1999. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $36.6 million and the corresponding assets would show a net decrease of $84.5 million.

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

PART II:  OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference unless otherwise indicated:


EXHIBIT NO.
-----------

3 Certificate of Incorporation and by-laws (filed as Exhibit 6 to the Registration Statement on Form N-4 (Registration No. 333-37903), filed October 14, 1997.

27 FINANCIAL DATA SCHEDULE (filed herewith)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Sun Life Assurance Company of Canada(U.S.)
                                                    (Registrant)


Date     November 12, 1999                 /s/ Robert K. Leach
                                           --------------------------------
                                           Robert K. Leach
                                           Vice President, Finance and Product,
                                           Retirement Products and Services


Date     November 12, 1999                  /s/ Davey S. Scoon
                                            -------------------------------
--------
                                            Davey S. Scoon
                                            Vice President, Finance
                                            and Treasurer