Form 10-K405
period 1999-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2000-03-21
CIK 745544

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended           Commission file numbers
                 DECEMBER 31, 1999                  2-99959, 33-29851,
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

    Registrant has 5,900 shares of common stock outstanding on March 21, 2000, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS.

    Sun Life Assurance Company of Canada (U.S.) (the "Company") is a stock life insurance company incorporated under the laws of Delaware on January 12, 1970. Its Executive Office mailing address is One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, Tel. (781) 237-6030. It has obtained authorization to do business in 48 states, the District of Columbia and Puerto Rico and it is anticipated that it will be authorized to do business in all states except New York. The Company's wholly-owned subsidiaries include Sun Life Insurance and Annuity Company of New York, which issues individual fixed and variable annuity contracts and group life and long-term disability insurance in New York; Sun Life of Canada (U.S.) Distributors, Inc. (formerly Sun Investment Services Company), a registered broker-dealer and investment adviser; Clarendon Insurance Agency, Inc., a registered broker-dealer; Sun Life Financial Services Limited, which serves as the marketing administrator for the distribution of certain offshore products of Sun Life Assurance Company of Canada, the Company's ultimate parent; Sun Life of Canada (U.S.) SPE 97-1, Inc., organized for the purpose of engaging in activities incidental to securitizing mortgage loans; Sun Capital Advisers, Inc., a registered investment adviser; and Sun Life Information Services Ireland Limited, an offshore technology center for affiliates. Other wholly-owned subsidiaries which are currently inactive include Sun Benefit Services Company, Inc. and Sun Life Finance Corporation.

    Effective May 1, 1997, the Company became a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco"). On December 18, 1997, Life Holdco became a wholly-owned subsidiary of Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc. ("US Holdco"). US Holdco is a wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada. SLOC is a mutual life insurance company incorporated pursuant to a Special Act of Parliament of Canada in 1865 and currently transacts business in all of the Canadian provinces and territories, all states but New York, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, the Philippines, and Indonesia.

    Prior to December 24, 1997, the Company owned 93.6% of the outstanding shares of Massachusetts Financial Services Company ("MFS"). On December 24, 1997, the Company transferred all of its shares of MFS to its parent, Life Holdco, in the form of a dividend. On December 31, 1997, the Company purchased all of the outstanding shares of Clarendon Insurance Agency, Inc. from MFS.

    On February 5, 1999, the Company sold Massachusetts Casualty Insurance Company, a wholly-owned subsidiary that issued only individual disability insurance contracts, to an unaffiliated party for approximately $34 million.

    On October 29, 1999, the Company sold its subsidiary, New London Trust F.S.B. ("NLT"), to an unaffiliated party for approximately $30 million.

DEMUTUALIZATION

    On January 27, 1998, SLOC announced that its Board of Directors had requested that management develop a plan to demutualize. Demutualization would involve converting from a mutual structure, with ownership by policyholders, to a shareholder-owned company. It would provide that the ownership interest currently held by policyholders be distributed to them in the form of shares, without affecting their interests as policyholders. In June 1999, the SLOC Board of Directors approved the demutualization timetable recommended by management, and on September 28, 1999, the SLOC Board of Directors approved the demutualization plan. On December 6, 1999, SLOC received approval for its demutualization plan from the Michigan Commissioner of Insurance. At a Special Meeting on December 15, 1999, eligible policyholders of SLOC voted in favor of the Company's plans to demutualize. SLOC expects to complete its demutualization and Initial Public Offering ("IPO") in late March or April of 2000. Demutualization is subject to final regulatory approval from Canada's Minister of Finance. Based on information known to date, the potential demutualization of SLOC is not expected to have any significant impact on the Company.

GENERAL

    The Company is engaged in the sale of individual variable life insurance and individual and group fixed and variable annuities. These contracts are sold in both the tax qualified and non-tax qualified markets. These products are distributed through individual insurance agents, insurance brokers and broker-dealers.

    The following table sets forth premiums and deposits by major product categories for each of the last three years. See notes to the statutory Financial Statements for industry segment information.

                                                             1999         1998         1997
                                                          ----------   ----------   ----------
                                                                     (IN THOUSANDS)
Protection                                                $   16,509   $  155,907   $  204,671
Wealth Management                                         $2,651,247   $2,194,895   $2,204,693
                                                          ----------   ----------   ----------
                                                          $2,667,756   $2,350,802   $2,409,364
                                                          ==========   ==========   ==========

REINSURANCE

    The Company has agreements with SLOC which provide that SLOC will reinsure the mortality risks of the individual life insurance contracts sold by the Company. Under these agreements basic death benefits and supplementary benefits are reinsured on a yearly renewable term basis and coinsurance basis, respectively. Reinsurance transactions under these agreements in 1999 had the effect of decreasing income from operations by approximately $1,527,000.

    Effective January 1, 1991, the Company entered into an agreement with SLOC under which certain individual life insurance contracts issued by SLOC were reinsured by the Company on a 90% coinsurance basis. Also effective January 1, 1991 the Company entered into an agreement which required SLOC to reinsure the mortality risks in excess of $500,000 per policy for the individual life insurance contracts assumed by the Company in the reinsurance agreement described above. Such death benefits are reinsured on a yearly renewable term basis. The life reinsurance assumed agreement required the reinsurer to withhold funds in amounts equal to the reserves assumed. These agreements had the effect of increasing income from operations by approximately $24,579,000 for the year ended December 31, 1998. The Company terminated these agreements effective October 1, 1998, resulting in an increase in income from operations in 1998 of $65,679,000, which included a cash settlement.

    The Company has also executed reinsurance agreements with unrelated companies which provide reinsurance of certain individual life insurance contracts on a modified coinsurance basis and under which all deficiency reserves are ceded. Reinsurance transactions under this agreement had the effect of increasing income from operations by $193,000 in 1999.

    During 1999 the Company entered into an agreement with an unrelated company which provides reinsurance on certain fixed group annuity contracts. The net effect of this agreement was to increase income from operations by approximately $3,400,000. Also during 1999, the Company entered into three agreements with two unrelated companies for the purpose of obtaining stop-loss coverage of guaranteed minimum death benefit exposure with respect to the Company's variable annuity business. The net effect of these agreements was to increase income from operations by approximately $157,000.

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

INVESTMENTS

    Of the Company's total assets of $19.9 billion at December 31, 1999, 88.2% consisted of unitized and non-unitized separate account assets, 6.1% were invested in bonds and similar securities, 2.7% in mortgages, 0.4% in subsidiaries, 0.5% in real estate, and the remaining 2.1% in cash and other assets.

COMPETITION

    The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. According to a 1999 statistical study, published by A.M. Best, the Company ranked 36th among North American life insurance companies based upon admitted assets as of December 31, 1998. Standard & Poors has assigned the Company their AA+ rating for financial strength, their second highest rating. A.M. Best has assigned the Company its highest classification, A++, as of December 31, 1998. Duff & Phelps has assigned the Company their AAA rating, their highest ratings for insurer claims-paying ability. Moody's Investor Service, Inc. has assigned the Company an unsolicited rating of Aa2 for financial strength, which is their third highest rating level.

EMPLOYEES

    The Company and SLOC have entered into a service agreement which provides that the latter will furnish the Company, as required, with personnel as well as certain services and facilities on a cost reimbursement basis. As of December 31, 1999 the Company had 410 direct employees who are employed at its Principal Executive Office in Wellesley Hills, Massachusetts and its Retirement Products & Services Division in Boston, Massachusetts.

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

    The Company is also subject to the insurance laws and regulations of the other states and jurisdictions in which it is licensed to operate. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amount of investments permitted. Each insurance company is required to file detailed annual reports with supervisory agencies in each of the five jurisdictions in which it does business and its operations and accounts are subject to examination by such agencies at regular intervals.

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

ITEM 2.  PROPERTIES

    The Company occupies office space owned by it and leased to SLOC and certain unrelated parties for lease terms not exceeding five years.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries are engaged in various kinds of routine litigation, which, in management's judgment, is not expected to have a material impact on capital and surplus.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted by the Company to a vote of security holders during the three months ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.; there is no market for its common stock.

    During 1999 and 1998 the Company declared and paid $80,000,000 and $50,000,000, respectively, in dividends to its parent, Life Holdco.

    On December 24, 1997, the Company transferred all of its shares of MFS to its parent, Life Holdco, in the form of a dividend valued at $159,722,000.

ITEM 6.  SELECTED FINANCIAL DATA

                                              FOR THE YEARS ENDED DECEMBER 31
                            -------------------------------------------------------------------
                               1999          1998          1997          1996          1995
                            -----------   -----------   -----------   -----------   -----------
                                                      (IN THOUSANDS)
Revenues
  Premiums, annuity
   deposits and other
   revenue                  $ 2,869,250   $ 2,581,463   $ 2,623,629   $ 2,215,322   $ 1,883,901
  Net investment income
   and realized gains           190,844       187,208       298,121       310,172       315,966
                            -----------   -----------   -----------   -----------   -----------
                              3,060,094     2,768,671     2,921,750     2,525,494     2,199,867
                            -----------   -----------   -----------   -----------   -----------
Benefits and expenses
  Policyholder benefits       2,706,121     2,416,950     2,579,104     2,232,528     1,995,208
  Other expenses                239,136       214,607       206,065       175,342       150,937
                            -----------   -----------   -----------   -----------   -----------
                              2,945,257     2,631,557     2,785,169     2,407,870     2,146,145
                            -----------   -----------   -----------   -----------   -----------
Operating gain                  114,837       137,114       136,581       117,624        53,722
Federal income tax expense
  (benefit)                      24,479        11,713         7,339        (5,400)       17,807
                            -----------   -----------   -----------   -----------   -----------
Net income                  $    90,358   $   125,401   $   129,242   $   123,024   $    35,915
                            ===========   ===========   ===========   ===========   ===========
Assets                      $19,948,155   $16,902,621   $15,925,357   $13,621,952   $12,359,683
                            ===========   ===========   ===========   ===========   ===========
Surplus notes               $   565,000   $   565,000   $   565,000   $   315,000   $   650,000
                            ===========   ===========   ===========   ===========   ===========

See Item 1 for the effect of the reinsurance agreements on 1999 net income.

See Note 1 to the Statutory Financial Statements for changes in accounting principles and reporting.

See discussion in Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

    This Form 10-K includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, Year 2000 compliance, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

- Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

- Changes in interest rates and market conditions.

- Regulatory and legislative developments.

- Developments in consumer preferences and behavior patterns.

- The Company's ability to identify and address any remaining Year 2000 issues successfully, in a timely manner, and at reasonable cost. They also may concern the ability of the Company's vendors, suppliers, other service providers, and customers to successfully address any of their own remaining Year 2000 issues in a timely manner.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998:

NET INCOME

    Net income decreased by $35.0 million to $90.4 million in 1999, reflecting a decrease of $54.7 million in income from operations and an increase of $19.7 million in net realized capital gains. (In the following discussion, "income from operations" refers to the statutory statements of operations line item, "net gain from operations after dividends to policyholders and federal income tax and before realized capital gains.")

    Income from operations decreased from $125.0 million in 1998 to $70.3 million in 1999, mainly as a result of the following factors:

- A $32.3 million increase, to $63.7 million in 1999, in the income from operations from the Company's Wealth Management segment. (See the "Wealth Management Segment" section below.)

- The effect of terminating certain reinsurance agreements with the Company's ultimate parent in 1998. The termination of these agreements was the predominant factor in the $94.2 million decrease in income from operations for the Company's Protection segment. (See the "Protection Segment" section below.)

- An increase of $7.2 million in income from operations from the Corporate segment, mainly reflecting dividends from a subsidiary. (See the "Corporate Segment" section below.)

INCOME FROM OPERATIONS BY SEGMENT

    The Company's income from operations reflects the operations of its three business segments: the Wealth Management segment, the Protection segment and the Corporate segment.

    The following table provides a summary of income from operations by segment, which is discussed more fully below.

                       Income from Operations by Segment*
                                ($ in millions)

                                                                                            % CHANGE
                                                                                      ---------------------
                                                       1999       1998       1997     1999/1998   1998/1997
                                                     --------   --------   --------   ---------   ---------
Wealth Management                                      63.7       31.4       14.7       102.9%      113.6%
Protection                                             (5.1)      89.1       18.0      (105.7)%     395.0%
Corporate                                              11.7        4.5       69.8       160.0%      (93.6)%
                                                       ----      -----      -----      ------       -----
                                                       70.3      125.0      102.5       (43.8)%      22.0%
                                                       ====      =====      =====      ======       =====

* Before net realized capital gains

WEALTH MANAGEMENT SEGMENT

    The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. It primarily markets to upscale consumers in the U.S., selling individual and group fixed and variable annuities. Its major product lines, "Regatta" and "Futurity," are combination fixed/variable annuities. In these combination annuities, contract holders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contract holder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., a subsidiary of the Company.

    The Company distributes its annuity products through a variety of channels. For the Regatta products, about half are sold through securities brokers; a further one-fourth through financial institutions, and the remainder through insurance agents and financial planners. The Futurity products, introduced in February 1998, are primarily distributed through a dedicated wholesaler network, including Sun Life of Canada (U.S.) Distributors, Inc., a subsidiary.

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

    Following are the major factors affecting this segment's results in 1999 as compared to 1998.

- Deposit-type funds, which primarily comprised annuity deposits, increased by $457.7 million, or 21%, to $2,598.3 million in 1999. Fixed annuity account deposits were higher by approximately $625 million in 1999, which management believes is mainly a result of the success of the Company's introduction, during the fourth quarter of 1998, of a higher Dollar Cost Averaging ("DCA") rate and a new six-month DCA program. Under these programs, which were redesigned in late 1996, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is systematically transferred to the variable portion of the contract in equal periodic installments. While fixed annuity account deposits increased, deposits directly into variable accounts declined by approximately 13% in 1999. The Company believes this decline was a consequence of the heightened interest in the DCA programs in 1999.

    Sales of the Futurity line of products, introduced in February 1998, represented approximately 9% of total annuity deposits in 1999. The Company expects that sales of the Futurity product will continue to increase in the future, based on management's beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity; that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and that the marketplace will respond favorably to introductions of new Futurity products and product enhancements.

- Fee income increased as a result of higher variable annuity account balances. Fee income was higher by approximately $32 million in 1999. The factors driving this growth in account balances have been market appreciation and net deposit activity. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts. Other income increased by approximately $5 million in 1999, mainly reflecting a reinsurance agreement entered into in July 1999 with an unrelated company, which provides reinsurance on certain fixed group annuity contracts. The net effect of this agreement was to increase income from operations by approximately $3.4 million.

- The net year-over-year change in aggregate reserves on policies and contracts for the Wealth Management segment had the effect of increasing income from operations for this segment. This change reflected lower reserves related to minimum guaranteed death benefit product features as well as a variety of other factors.

- There has been a shift in demand to variable account products from general account products. As a consequence, there has been a decline in average general account invested assets and, in turn, net investment income has declined. Net investment income reflects only income earned on invested assets of the general account. In 1999, net investment income for the Wealth Management segment decreased by $44.0 million to $114.0 million. This decline in average general account assets primarily reflects the Company's decision in 1997 to no longer market group pension and GIC products and as a consequence, a declining block of in-force business as GICs mature and are surrendered.

- Policyholder benefits (the major elements of which are surrenders and withdrawals, changes in the liability for premium and other deposit funds, and related separate account transfers) were higher by approximately $430 million in 1999, mainly as a result of higher variable annuity surrenders. The increase in variable annuity surrenders primarily related to a block of separate account contracts that had been issued seven or more years previously and for which the surrender charge periods had expired. The Company expects that as the separate account block of business continues to grow and as an increasing number of accounts are no longer subject to surrender charges, surrenders will tend to increase. The Company is implementing a conservation program with the aim of improving asset retention.

- Operational expenses, which include general insurance expenses and insurance taxes, licenses and fees, excluding federal income taxes, increased by $5.4 million, or 9%, in 1999. This increase reflected costs associated with operations and technology improvements to support the growth of the Company's in-force business. Commissions of $153.6 million were higher by $17.7 million in 1999, mainly as a result of higher sales.

PROTECTION SEGMENT

    The Protection segment comprises two main elements, internal reinsurance and variable life products.

Internal Reinsurance

    In recent years, the Company has had various reinsurance agreements with its ultimate parent, SLOC. In some of these arrangements, SLOC has reinsured the mortality risks of individual life policies sold in prior years by the Company. These agreements, in the aggregate, had an immaterial effect on net income in the years 1998 and 1999. Under another reinsurance agreement, which became effective January 1, 1991 and terminated October 1, 1998, the Company reinsured certain individual life insurance contracts issued by SLOC. This agreement had the effect of increasing income from operations by $24.6 million in 1998. In addition, the effect of terminating this agreement was to further increase 1998 net income by $65.7 million as the termination payment was less than the reserves held under the agreement. Because this agreement terminated in 1998, it had no effect on income from operations in 1999.

Variable Life Products

    The Company's primary individual variable life insurance product is its variable universal life product marketed to the company-owned life insurance ("COLI") market. This product was introduced in late 1997.

The Company's management expects that the Company's variable life business will grow and become more significant in the future. In September 1999, the Company introduced a new variable universal life product as part of the Futurity product portfolio. Costs related to developing this product were primarily responsible for the decrease of approximately $4 million in income from operations for this portion of the Protection segment.

CORPORATE SEGMENT

    The Corporate segment includes the capital of the Company, its investments in subsidiaries and items not otherwise attributable to either the Wealth Management or the Protection segments.

    In 1999, income from operations for this segment increased by $7.2 million to $11.7 million. This increase reflected higher net investment income, mainly from dividends of $19.3 million received during the 4th quarter from a subsidiary, New London Trust, F.S.B. Partially offsetting this change in net investment income were higher operational expenses and higher federal income taxes attributable to this segment.

1998 COMPARED TO 1997:

NET INCOME

    Net income decreased by $3.8 million to $125.4 million in 1998, reflecting an increase of $22.5 million in income from operations and a decrease of $26.3 million in net realized capital gains.

    Income from operations increased from $102.5 million in 1997 to $125.0 million in 1998, mainly as a result of the following factors:

- A $16.7 million increase, to $31.4 million in 1998, in the income from operations from the Company's Wealth Management segment. (This is discussed in the "Wealth Management Segment" section below.)

- The effect of terminating certain reinsurance agreements with SLOC. The termination of these agreements was the predominant factor in the $71.1 million increase in income from operations for the Company's Protection segment.

- The effects of the Company's December 1997 reorganization (described in the "Corporate Segment" section below), as a result of which MFS is no longer a subsidiary of the Company. As a result of this reorganization, dividends from subsidiaries were lower in 1998 than in 1997 and certain subsidiary tax benefits were no longer available to the Company. Also affecting income from operations for the Corporate segment in 1998 was that income earned on the proceeds of a December 1997 issuance of a $250 million surplus note was lower than the related interest expense.

  Net realized capital gains decreased from $26.7 million in 1997 to $.4 million in 1998. This decrease was also due to the Company's December 1997 reorganization which resulted in a realized capital gain of $21.2 million in 1997.

INCOME FROM OPERATIONS BY SEGMENT

WEALTH MANAGEMENT SEGMENT

    Following are the major factors affecting the Wealth Management segment's results in 1998 as compared to 1997.

- Annuity deposits declined by about $27 million, or 1%, to $2.2 billion in 1998. Fixed annuity account deposits were lower by approximately 7% in 1998, while deposits into variable annuity accounts increased in total and as a proportion of total annuity deposits. These trends reflected market conditions and competitive factors.

    Deposits into the DCA programs, a feature of the Company's combination fixed/variable annuity products, were a significant element of account deposits. Under these programs, which were redesigned in late 1996, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is systematically transferred to the variable portion of the contract in equal periodic installments. DCA deposits overall were flat in 1998 compared to 1997. This pattern resulted, in part, from heightened competition, as other companies introduced similar DCA programs within in 1998. During the 4th quarter of 1998, the Company introduced a higher DCA rate and a new six-month DCA program. DCA deposits for that quarter were higher, compared to the preceding 1998 quarters.

    An increase in variable account deposits in 1998 reflected both the continuing strong growth in equity markets generally and the continuing strong performance of the investment funds underlying the Company's variable annuity products. The continuing strong equity markets, low interest rate environment, and demographic trends, among other factors, increased the demand and market for wealth accumulation products in the U.S., particularly for variable annuities. These factors contributed to the growth in the Company's variable account deposits in 1998, despite heightened competition.

    The Company introduced its Futurity line of products in February 1998. Related deposits represented about 6% of the total for the Wealth Management segment in 1998.

- Fee income increased as a result of higher variable annuity account balances. The main factors driving this growth in account balances were market appreciation and net deposit activity. This growth generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts. Fee income increased by approximately $43 million, or 39%, in 1998.

- Because there was a shift to variable accounts from the general account, net investment income declined. Net investment income reflects only income earned on invested assets of the general account. In 1998, net investment income for the Wealth Management segment decreased by about $40 million, or 20%, compared to 1997, mainly as a result of the decline in average invested assets in the Company's general account. This decline in average general account assets mainly reflected the shift in deposits in recent years from the fixed account to variable accounts. It also reflected the Company's decision in 1997 to no longer market group pension and GIC products.

- Policyholder benefits were lower, mainly reflecting lower surrender activity compared to 1997. During 1997 and into the first half of 1998, surrender and withdrawal activity had been high. This activity primarily related to a block of separate account contracts that had been issued seven or more years previously and for which the surrender charge periods had expired. While variable account surrenders continued to rise, general account surrenders declined in 1998. As a result of this pattern of activity, policyholder benefits (of which surrenders and withdrawals, the related changes in the liability for premium and other deposit funds, and related separate account transfers are the major elements) increased in 1997 and were lower in 1998.

- As a result of investments in technology and infrastructure to enhance annuity operations, operational expenses increased by approximately $12 million, or 25%, in 1998 compared to 1997. These increases reflected three main factors:

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

PROTECTION SEGMENT

    The reinsurance arrangements in which SLOC has reinsured the mortality risks of individual life policies sold in prior years by the Company had an immaterial effect, in the aggregate, on net income in 1997 and 1998. Under another agreement, which became effective January 1, 1991 and terminated October 1, 1998, the Company reinsured certain individual life insurance contracts issued by SLOC. This agreement had the effect of increasing income from operations by $37.1 million in 1997. Income from operations decreased to $24.6 million in 1998, because the agreement was in place only through the first nine months of 1998. In addition, the effect of terminating this agreement was to further increase 1998 net income by $65.7 million. This termination-related increase in 1998 represented a reasonable approximation of the value of the stream of future earnings that the agreement would have generated had it remained in effect.

    The Company's primary individual variable life insurance product is its variable universal life product marketed to the company-owned life insurance ("COLI") market. This product was introduced in late 1997.

CORPORATE SEGMENT

    In 1998, income from operations decreased by $65.3 million to $4.5 million for the Corporate segment. This decrease reflected two main factors:

- Dividends from subsidiaries were lower than in 1997 by $37.5 million. This decrease mainly resulted from a December 1997 reorganization, in which the Company transferred its ownership of MFS to its parent company. As a result of this reorganization, the Company received no dividends from MFS in 1998. By comparison, it received $33.1 million of MFS dividends in 1997.

- Net investment income, other than dividends from subsidiaries, decreased by $5.9 million in 1998 over 1997, reflecting the effect of the Company's December 1997 issuance of a $250 million surplus note to its parent, Sun Life of Canada (U.S.) Holdings, Inc. Interest expense exceeded investment earnings on the related funds.

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

    The following table summarizes significant changes in asset balances during 1999, 1998 and 1997. The changes are discussed below.

                                                      ASSETS                       % CHANGE
                                           1999        1998        1997      1999/1998   1998/1997
                                         ---------   ---------   ---------   ---------   ---------
                                                  ($ IN MILLIONS)
General account assets                   $ 2,377.1   $ 2,932.2   $ 4,513.5     (18.9)%     (35.0)%
Fixed separate account assets              2,080.7     2,195.6     2,343.9      (5.2)%      (6.3)%
                                         ---------   ---------   ---------     -----       -----
                                         $ 4,457.8   $ 5,127.8   $ 6,857.4     (13.1)%     (25.2)%
Variable separate account assets          15,490.3    11,774.8     9,068.0      31.6%       29.9%
                                         ---------   ---------   ---------     -----       -----
Total assets                             $19,948.1   $16,902.6   $15,925.4      18.0%        6.1%
                                         =========   =========   =========     =====       =====

    General account and fixed separate account assets, taken together, decreased by 13.2% in 1999; but variable separate account assets increased by 31.6%. In 1998, the general account and fixed separate account, combined, decreased by 25.2%, while variable separate account assets increased by 29.9%. This growth in variable accounts relative to the general and fixed accounts reflects two main factors: appreciation of the funds held in the variable separate accounts has exceeded that of the funds held in the general and fixed separate accounts; and annuity deposits and exchanges into variable accounts have increased, while annuity deposits into fixed accounts have slowed. The Company believes this pattern has reflected a shift in the preferences of policyholders, which is largely attributable to the strong performance of equity markets in general and of the Company's variable account funds in particular.

    The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash and invested assets, which represented essentially all of general account assets at year-end 1999. Major types of invested asset holdings included bonds, mortgages, real estate and common stock. The Company's bond holdings comprised 51.5% of the Company's portfolio at year-end 1999. Bonds included both public and private issues. It is the Company's policy to acquire only investment-grade securities. As a result, the overall quality of the bond portfolio is high. At year-end 1999, only .5% were rated below-investment-grade; i.e., they had National Association of Insurance Commissioners ("NAIC") ratings lower than "1" or "2." The Company's mortgage holdings amounted to $528.9 million at year-end 1999, representing 22.3% of the total portfolio. All mortgage holdings at year-end 1999 were in good standing. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At year-end 1999, investment real estate amounted to $79.2 million, representing about 3.3% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Common stock holdings amounted to $75.3 million, representing about 3.2% of the portfolio. These holdings comprised the Company's ownership shares in subsidiaries.

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

CAPITAL RESOURCES

CAPITAL ADEQUACY

    The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital at year-end 1999.

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

    The Company's liquidity targets are intended to enable it to meet its day-to-day cash requirements. On a quarterly basis, the Company compares its total "liquifiable" assets to its total demand liabilities. Liquifiable assets comprise cash and assets that could quickly be converted to cash should the need arise. These assets include short-term investments and other current assets and investment-grade bonds. The Company's policy is to maintain a liquidity ratio in excess of 100%, and it did so throughout 1999. Based on its ongoing liquidity analyses, the Company believes that its available liquidity is more than sufficient to meet its liquidity needs.

OTHER MATTERS

DEMUTUALIZATION

    On January 27, 1998, SLOC announced that its Board of Directors had requested that management develop a plan to demutualize. Demutualization would involve converting from a mutual structure, with ownership by policyholders, to a shareholder-owned company. It would provide that the ownership interest currently held by policyholders be distributed to them in the form of shares, without affecting their interests as policyholders. In June 1999, the SLOC Board of Directors approved the demutualization timetable recommended by management, and on September 28, 1999, the SLOC Board of Directors approved the demutualization plan. On December 6, 1999, SLOC received approval for its demutualization plan from the Michigan Commissioner of Insurance. At a Special Meeting on December 15, 1999, eligible policyholders of SLOC voted in favor of the Company's plans to demutualize. SLOC expects to complete its demutualization and Initial Public Offering ("IPO") in late March or April of 2000. Demutualization is subject to final regulatory approval from Canada's Minister of Finance. Based on information known to date, the potential demutualization of SLOC is not expected to have any significant impact on the Company.

YEAR 2000 COMPLIANCE

    The statements in this section include "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

    During the fourth quarter of 1996, the Company, its ultimate parent and affiliates began a comprehensive analysis of its information technology ("IT") and non-IT systems, including its hardware, software, data, data feed products, and internal and external supporting services, to address the ability of these systems to correctly process date calculations through the year 2000 and beyond. The Company created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company. This team, which worked with dedicated personnel from all business units and with the legal and audit departments, reported directly to the Company's senior management on a monthly basis. In addition, the Company's Year 2000 project was periodically reviewed by internal and external auditors.

    Relevant systems were identified and their components inventoried, needed resolutions were documented, timelines and project plans were developed, and remediation and testing were completed. All of the Company's critical systems were assessed, fixed where necessary, tested, and, based on those tests, are considered to be Year 2000 compliant. The Company regards Year 2000 compliance as meaning that its business systems will have passed tests that indicate they will operate accurately before, during, and after January 1, 2000 with respect to Year 2000 issues.

    In mid-1997, the Company's Year 2000 project team contacted all key vendors to obtain their representation that the products and services provided would not have a Year 2000 issue. Where appropriate, vendor testing was conducted. In addition, the project team worked with critical business partners, such as third-party administrators, investment property managers, investment mortgage correspondents, and others, with the goal of verifying that these partners would continue to be able to support the Company's business during and after the Year 2000.

    Non-IT applications, including building security, HVAC systems, and other such systems, as well as IT applications, were tested. Compliant client server and mainframe environments were used to allow for testing of critical dates such as December 31, 1999, January 1, 2000, February 28, 2000, February 29, 2000 and March 1, 2000 without impact to the Company's production environment.

    The Company has completed an assessment of its systems, and has not identified any significant Year 2000 problems. No material problems were encountered on key dates including December 31, 1999,

January 1, 2000, January 31, 2000 and February 28, 2000 through March 1, 2000. Although we continue to be free of any Year 2000 issues, the Company will continue to monitor its systems over the coming months as part of its normal practices. The Company does not currently anticipate that it will experience any material Year 2000 problems, however there can be no assurance that a Year 2000 issue will not arise. Factors giving rise to this uncertainty include loss of knowledgeable technical resources, failure to identify all susceptible system processing, compliance issues of third parties whose systems and operations affect the Company, and other similar uncertainties. A possible worst-case scenario might include identification of a Year 2000 issue in one or more of the Company's systems. Such a scenario could result in disruption to the Company's operations. Consequences of such disruption could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and the inability to report accurate data to customers, management, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have an impact on the Company's results of operations and financial position.

    In order to mitigate the risks to the Company of material adverse operational or financial impacts from the Year 2000 problem, the Company established contingency planning at the business unit and corporate levels. Each business unit ranked its applications as being of high, medium or low business risk, identified its critical business processes, developed alternative plans of action where possible, and conducted walkthroughs of those plans. On the corporate level, the Company enhanced its business continuation plan by identifying minimum requirements for facilities, computing, staffing, and other factors and developed a plan to support those requirements.

    As of year-end 1999, the Company had expended, cumulatively, approximately $5.5 million ($1.3 million in 1999) on its Year 2000 effort. The Company has budgeted $200 thousand in 2000 for post-project tasks such as document retention.

SALE OF SUBSIDIARIES

    On February 5, 1999, the Company sold Massachusetts Casualty Insurance Company ("MCIC"), a disability insurance company, to an unaffiliated party. The net proceeds of this sale were $34.0 million and the Company realized a post tax gain of $4.9 million.

    On October 29, 1999, the Company completed the sale of its wholly-owned subsidiary, New London Trust F.S.B. ("NLT") for approximately $30.3 million to an unaffiliated party. The Company realized a post-tax gain of $13.2 million from this sale. This transaction is not expected to have a significant effect on the ongoing operations of the Company.

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

TYPES OF MARKET RISKS

    The Company's stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's policy, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company assumes no foreign currency or commodity risk; nor does it assume equity price risk except to the extent that it holds real estate in its portfolios. (At year-end 1999, investment real estate holdings represented less than 4% of its total general account portfolio.) The management of interest rate risk exposure is discussed below.

INTEREST RATE RISK MANAGEMENT

    The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of these fixed interest investments are held for other than trading purposes and can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's policy is to limit MBS holdings to less than 10% of total portfolio assets. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in lever-aged transactions and it does not invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches.

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

    - the use of key rate durations to estimate interest rate exposure at different parts of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

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

    Liabilities categorized as financial instruments and held in the Company's general account at December 31, 1999 had a fair value of $1,024.6 million. Fixed income investments supporting those liabilities had a fair value of $2,072.1 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 1999. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $30.6 million and the corresponding assets would show a net decrease of $80.5 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements in the form required by Regulation S-X, are set forth below. The Company is not subject to the requirement to file supplementary financial data specified by Item 302 of Regulation S-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
CAPITAL STOCK AND SURPLUS
DECEMBER 31, 1999 AND 1998 (IN THOUSANDS)

                                                                 1999                1998
                                                                 ----                ----
ADMITTED ASSETS
    Bonds                                                     $ 1,221,970         $ 1,763,468
    Common stocks                                                  75,283             128,445
    Mortgage loans on real estate                                 528,911             535,003
    Properties acquired in satisfaction of debt                    15,641              17,207
    Investment real estate                                         79,182              78,021
    Policy loans                                                   40,095              41,944
    Cash and short-term investments                               316,971             265,226
    Other invested assets                                          67,938              64,177
    Investment income due and accrued                              25,303              35,706
    Federal income tax recoverable and interest thereon                --               1,110
    Other assets                                                    5,807               1,928
                                                              -----------         -----------
    General account assets                                      2,377,101           2,932,235
    Separate account assets
      Unitized                                                 15,490,328          11,774,745
      Non-unitized                                              2,080,726           2,195,641
                                                              -----------         -----------
    Total admitted assets                                     $19,948,155         $16,902,621
                                                              ===========         ===========
LIABILITIES
    Aggregate reserve for life policies and contracts         $ 1,153,642         $ 1,216,107
    Supplementary contracts                                         3,182               1,885
    Policy and contract claims                                        962                 369
    Liability for premium and other deposit funds                 564,820           1,000,875
    Surrender values on cancelled policies                             16                   5
    Interest maintenance reserve                                   41,771              40,490
    Commissions to agents due or accrued                            3,253               2,615
    General expenses due or accrued                                14,055               5,932
    Transfers from Separate Accounts due or accrued              (467,619)           (361,863)
    Taxes, licenses and fees due or accrued, excluding FIT            379                 401
    Federal income taxes due or accrued                            89,031              25,019
    Unearned investment income                                         22                  23
    Amounts withheld or retained by company as agent or
     trustee                                                         (442)                529
    Remittances and items not allocated                             1,078               5,176
    Asset valuation reserve                                        44,071              44,392
    Payable to parent, subsidiaries, and affiliates                26,284              30,381
    Payable for securities                                             --                 428
    Other liabilities                                              16,674               9,770
                                                              -----------         -----------
    General account liabilities                                 1,491,179           2,022,534
    Separate account liabilities:
      Unitized                                                 15,489,908          11,774,522
      Non-unitized                                              2,080,726           2,195,641
                                                              -----------         -----------
    Total liabilities                                          19,061,813          15,992,697
                                                              -----------         -----------
CAPITAL STOCK AND SURPLUS
    Common capital stock                                            5,900               5,900
                                                              -----------         -----------
    Surplus notes                                                 565,000             565,000
    Gross paid in and contributed surplus                         199,355             199,355
    Unassigned funds                                              116,087             139,669
                                                              -----------         -----------
    Surplus                                                       880,442             904,024
                                                              -----------         -----------
    Total common capital stock and surplus                        886,342             909,924
                                                              -----------         -----------
    Total liabilities, capital stock and surplus              $19,948,155         $16,902,621
                                                              ===========         ===========

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

STATUTORY STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)

                                                             1999         1998         1997
                                                             ----         ----         ----
INCOME:
    Premiums and annuity considerations                   $   69,492   $  210,198   $  254,066
    Deposit-type funds                                     2,598,265    2,140,604    2,155,297
    Considerations for supplementary contracts without
     life contingencies and dividend accumulations             3,461        2,086        1,615
    Net investment income                                    167,035      184,532      270,249
    Amortization of interest maintenance reserve               3,702        2,282        1,166
    Income from fees associated with investment
     management and administration and contract
     guarantees from Separate Account                        173,417      141,211      109,757
    Net gain from operations from Separate Account                61           --            5
    Other income                                              24,554       87,364      102,889
                                                          ----------   ----------   ----------
    Total Income                                           3,039,987    2,768,277    2,895,044
                                                          ----------   ----------   ----------
BENEFITS AND EXPENSES:
    Death benefits                                             4,386       15,335       17,284
    Annuity benefits                                         155,387      153,636      148,135
    Disability benefits and benefits under accident and
     health policies                                              --          104          132
    Surrender benefits and other fund withdrawals          2,313,179    1,933,833    1,854,004
    Interest on policy or contract funds                         237         (140)         699
    Payments on supplementary contracts without life
     contingencies and dividend accumulations                  2,345        2,528        1,687

    Increase (decrease) in aggregate reserves for life
     and accident and health policies and contracts          (62,465)    (972,135)     127,278
    Decrease in liability for premium and other deposit
     funds                                                  (436,055)    (449,831)    (447,603)
    Increase (decrease) in reserve for supplementary
     contracts without life contingencies and for
     dividend and coupon accumulations                         1,296         (362)          42
                                                          ----------   ----------   ----------
    Total Benefits                                         1,978,310      682,968    1,701,658
                                                          ----------   ----------   ----------
    Commissions on premiums and annuity considerations
     (direct business only)                                  155,381      137,718      132,700
    Commissions and expense allowances on reinsurance
     assumed                                                      --       13,032       17,951
    General insurance expenses                                75,046       58,132       46,624
    Insurance taxes, licenses and fees, excluding
     federal income taxes                                      8,710        7,388        8,267
    Increase (decrease) in loading on and cost of
     collection in excess of loading on deferred and
     uncollected premiums                                         --       (1,663)         523
    Net transfers to Separate Accounts                       727,811      722,851      844,130
    Reserve and fund adjustments on reinsurance
     terminated                                                   --    1,017,112           --
                                                          ----------   ----------   ----------
    Total Benefits and Expenses                           $2,945,258   $2,637,538   $2,751,853
                                                          ----------   ----------   ----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.) STATUTORY STATEMENTS OF OPERATIONS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)

                                                          1999             1998             1997
                                                          ----             ----             ----
Net gain from operations before dividends to
  policyholders and federal income tax expense           94,729           130,739          143,191
Dividends to policyholders                                   --            (5,981)          33,316
                                                        -------          --------         --------
Net gain from operations after dividends to
  policyholders and before federal income tax
  expense                                                94,729           136,720          109,875
Federal income tax expense, (excluding tax on
  capital gains)                                         24,479            11,713            7,339
                                                        -------          --------         --------
Net gain from operations after dividends to
  policyholders and federal income taxes and
  before realized capital gains                          70,250           125,007          102,536
Net realized capital gains less capital gains
  tax and transferred to the Interest
  Maintenance Reserve                                    20,108               394           26,706
                                                        -------          --------         --------
NET INCOME                                              $90,358          $125,401         $129,242
                                                        =======          ========         ========

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.) STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)

                                                              1999           1998           1997
                                                              ----           ----         --------
Capital and Surplus, Beginning of Year                      $909,924       $832,695       $567,143
                                                            --------       --------       --------
  Net Income                                                  90,358        125,401        129,242
  Change in net unrealized capital gains (losses)            (36,111)          (384)         1,152
  Change in non-admitted assets and related items              1,715         (1,086)          (463)
  Change in reserve due to change in valuation basis                             --         39,016
  Change in asset valuation reserve                              320          3,213          6,307
  Surplus (contributed to) withdrawn from Separate
    Accounts during period                                       136             82             --
  Other changes in surplus in Separate Accounts
    Statements                                                    --             10             --
  Change in surplus notes                                         --             --        250,000
  Dividends to stockholders                                  (80,000)       (50,000)      (159,722)
  Aggregate write-ins for gains and (losses) in
    surplus                                                       --             (7)            20
                                                            --------       --------       --------
  Net change in capital and surplus for the year             (23,582)        77,229        265,552
                                                            --------       --------       --------
Capital and Surplus, End of Year                            $886,342       $909,924       $832,695
                                                            ========       ========       ========

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.) STATUTORY STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)

                                                         1999              1998              1997
                                                         ----              ----              ----
Cash Provided by Operations:
  Premiums, annuity considerations and deposit
    funds received                                    $ 2,667,756       $ 2,361,669       $ 2,410,919
  Considerations for supplementary contracts
    and dividend accumulations received                     3,461             2,086             1,615
  Net investment income received                          225,038           236,944           345,279
  Fees associated with investment management,
    administration, and contract guarentees
    from Separate Accounts                                173,417           141,211                --
  Other income received                                    24,555           111,936           208,223
                                                      -----------       -----------       -----------
Total receipts                                          3,094,227         2,853,846         2,966,036
                                                      -----------       -----------       -----------
  Benefits paid (other than dividends)                  2,474,693         2,107,736         2,020,747
  Insurance expenses and taxes paid (other than
    federal income and capital gains taxes)               230,744           217,023           203,650
  Net cash transferred to Separate Accounts               833,567           800,636           895,465
  Dividends paid to policyholders                              --            26,519            28,316
  Federal income tax payments
    (recoveries),(excluding tax on capital
    gains)                                                (40,644)           46,965             1,397
  Other--net                                                  237              (138)              698
                                                      -----------       -----------       -----------
Total payments                                          3,498,597         3,198,741         3,150,273
                                                      -----------       -----------       -----------
Net cash used in operations                              (404,370)         (344,895)         (184,237)
                                                      -----------       -----------       -----------
  Proceeds from long-term investments sold,
    matured or repaid (after deducting taxes on
    capital gains (losses) of $(1,768) for
    1999, $2,038 for 1998, and $750 for 1997)           1,065,307         1,261,396         1,343,803
  Issuance of surplus notes                                    --                --           250,000
  Other cash provided (used)                               13,797           (40,529)           71,095
                                                      -----------       -----------       -----------
Total cash provided                                     1,079,104         1,220,867         1,664,898
                                                      -----------       -----------       -----------
Cash Applied:
  Cost of long-term investments acquired                 (484,417)         (967,901)         (773,783)
  Other cash applied                                     (138,572)         (187,263)         (310,519)
                                                      -----------       -----------       -----------
Total cash applied                                       (622,989)       (1,155,164)       (1,084,302)
Net change in cash and short-term investments              51,745          (279,192)          396,359
Cash and short-term investments:
Beginning of year                                         265,226           544,418           148,059
                                                      -----------       -----------       -----------
End of year                                           $   316,971       $   265,226       $   544,418
                                                      ===========       ===========       ===========

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") is incorporated as a life insurance company and is currently engaged in the sale of individual variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, and group pension contracts.

Effective May 1, 1997, the Company became a wholly-owned subsidiary of the newly established Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco"). On December 18, 1997, Life Holdco became a wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("US Holdco"). US Holdco is a wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), a mutual insurance company.

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

INVESTED ASSETS

Bonds are carried at cost, adjusted for amortization of premium or accrual of discount. Investments in mortgage backed securities are generally carried at amortized cost. Changes in prepayment assumptions and resulting cash flows are confirmed retrospectively. The adjusted yield is used to calculate investment income in future periods. If current book value exceeds future undiscounted cash flows, a realized capital loss is recorded and amortized through the Interest Maintenance Reserve (IMR). Investments in non-insurance subsidiaries are carried on the equity basis. Investments in insurance subsidiaries are carried at their statutory surplus values. Mortgage loans acquired at a premium or discount are carried at amortized values and other mortgage loans are carried at the amounts of the unpaid balances. Real estate investments are carried at the lower of cost, adjusted for accumulated depreciation or appraised value, less encumbrances. Short-term investments are carried at amortized cost, which approximates fair value. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally 40 to 50 years.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED):
POLICY AND CONTRACT RESERVES

The reserves for life insurance and annuity contracts are computed in accordance with presently accepted actuarial standards, and are based on actuarial assumptions and methods (including use of published mortality tables and prescribed interest rates) which produce reserves at least as great as those required by law and contract provisions.

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

Gains (losses) from mortality experience and investment experience of the separate accounts, not applicable to contract owners, and accrued expense allowances recognized in reserves are receivable from or payable to the general account. Accumulated amounts that have not been transferred are recorded as a payable (receivable) to (from) the general account. Amounts payable to the general account of the Company were $467,619,000 in 1999 and $361,863,000 in 1998.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2.  INVESTMENTS IN SUBSIDIARIES
The Company owns all of the outstanding shares of the following subsidiaries:

Sun Life Insurance and Annuity Company of New York ("Sun Life (N.Y.)") is engaged in the sale of individual fixed and variable annuity contracts and group life and group long term disability insurance contracts in the State of New York;

Sun Life of Canada (U.S.) Distributors, Inc. (formerly Sun Investment Services Company) ("Sundisco"), is a registered broker-dealer;

Sun Life Financial Services Limited ("SLFSL"), serves as the marketing administrator for the distribution of the offshore products of SLOC (Bermuda branch), an affiliate;

Sun Benefit Services Company, Inc. ("Sunbesco") receives renewal commissions on a disability product and is currently inactive;

Sun Capital Advisers, Inc. ("Sun Capital") is a registered investment adviser;

Sun Life Finance Corporation ("Sunfinco") is a finance company and currently inactive;

Sun Life of Canada (U.S.) SPE 97-1, Inc. ("SPE 97-1") is a special purpose corporation engaging in activities incidental to securitizing mortgage loans;

Clarendon Insurance Agency, Inc. ("Clarendon") is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates;

Sun Life Information Services Ireland Limited ("SLISL") is an offshore technology services center for affiliates.

On October 29,1999, the Company sold New London Trust F.S.B. ("NLT") to an unaffiliated party for $30,254,000. The Company realized a post tax gain of $13,170,000.

On February 5, 1999, the Company sold Massachusetts Casualty Insurance Company ("MCIC"), a disability insurance company, to an unaffiliated party. The net proceeds of this sale were $33,965,000. The Company realized a post tax gain of $4,900,000.

The impact of the sales of NLT and MCIC on continuing operations of the Company is not expected to be material.

Prior to December 24, 1997, the Company owned 93.6% of the outstanding shares of Massachusetts Financial Services Company ("MFS"), a registered investment adviser. On December 24, 1997, the Company transferred all of its shares of MFS to Life Holdco in the form of a dividend valued at $159,722,000. As a result of this transaction, the Company realized a gain of $21,195,000 of undistributed earnings.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2.  INVESTMENTS IN SUBSIDIARIES (CONTINUED):
During 1999, 1998, and 1997, the Company contributed capital in the following amounts to its subsidiaries:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
MCIC                                                          $    --    $    --    $ 2,000
SLFSL                                                           1,000        750      1,000
SPE 97-1                                                           --         --     20,377
Sundisco                                                       19,000     10,000         --
Sun Capital                                                        --        500         --
Clarendon                                                          --         10         --
SLISL                                                              --        502         --

During 1999, 1998, and 1997, the Company received dividends from the following subsidiaries:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
SUN Life (N.Y.)                                               $ 6,500    $ 3,000    $    --
NLT                                                            19,319         --      7,500
MFS                                                                --         --     33,110
SPE 97-1                                                           --        675         --
SUNDISCO                                                           --         --        571

Summarized combined financial information of the Company's subsidiaries as of December 31, 1999, 1998 and 1997 and for the years then ended, follows:

                                                                     DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
Assets                                                  $   877,939   $ 1,315,317   $ 1,190,951
Liabilities                                                (802,656)   (1,186,872)   (1,073,966)
                                                        -----------   -----------   -----------
Total net assets                                        $    75,283   $   128,445   $   116,985
                                                        ===========   ===========   ===========
Total revenues                                          $    82,443   $   222,853   $   750,364
Operating expenses                                          (90,318)     (221,933)     (646,896)
Income tax expense                                            3,249        (1,222)      (43,987)
                                                        -----------   -----------   -----------
Net income (loss)                                       $    (4,626)  $      (302)  $    59,481
                                                        ===========   ===========   ===========

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3.  BONDS
Investments in debt securities are as follows:

                                                                 DECEMBER 31, 1999
                                                 -------------------------------------------------
                                                                GROSS        GROSS      ESTIMATED
                                                 AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                    COST        GAINS       (LOSSES)      VALUE
                                                    ----        -----       --------      -----
                                                                  (IN THOUSANDS)
Long-term bonds:
    United States government and government
     agencies and authorities                    $   78,161    $  2,091     $ (2,454)   $   77,798
    States, provinces and political
     subdivisions                                    20,428          69          (57)       20,440
    Public utilities                                181,466       6,854       (5,907)      182,413
    Transportation                                  188,285       7,689       (2,709)      193,265
    Finance                                          88,517       4,631         (518)       92,630
    All other corporate bonds                       665,113      18,353      (17,152)      666,314
                                                 ----------    --------     --------    ----------
        Total long-term bonds                     1,221,970      39,687      (28,797)    1,232,860
                                                 ----------    --------     --------    ----------
Short-term bonds:
    U.S. Treasury Bills, bankers acceptances
     and commercial paper                           312,585          --           --       312,585
                                                 ----------    --------     --------    ----------
        Total short-term bonds                      312,585          --           --       312,585
                                                 ----------    --------     --------    ----------
Total bonds                                      $1,534,555    $ 39,687     $(28,797)   $1,545,445
                                                 ==========    ========     ========    ==========

                                                                 DECEMBER 31, 1998
                                                 -------------------------------------------------
                                                                GROSS        GROSS      ESTIMATED
                                                 AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                    COST        GAINS       (LOSSES)      VALUE
                                                    ----        -----       --------      -----
                                                                  (IN THOUSANDS)
Long-term bonds:
    United States government and government
     agencies and authorities                    $  140,417    $  7,635     $  (177)    $  147,875
    States, provinces and political
     subdivisions                                    16,632       2,219          --         18,851
    Public utilities                                397,670      38,740        (238)       436,172
    Transportation                                  197,207      22,481         (18)       219,670
    Finance                                         144,958      12,542        (494)       157,006
    All other corporate bonds                       866,584      50,814      (6,419)       910,979
                                                 ----------    --------     -------     ----------
        Total long-term bonds                     1,763,468     134,431      (7,346)     1,890,553
                                                 ----------    --------     -------     ----------
Short-term bonds:
    U.S. Treasury Bills, bankers acceptances
     and commercial paper                            43,400          --          --         43,400
    Affiliates                                      220,000          --          --        220,000
                                                 ----------    --------     -------     ----------
        Total short-term bonds                      263,400          --          --        263,400
                                                 ----------    --------     -------     ----------
Total bonds                                      $2,026,868    $134,431     $(7,346)    $2,153,953
                                                 ==========    ========     =======     ==========

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3.  BONDS (CONTINUED):
The amortized cost and estimated fair value of bonds at December 31, 1999 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call and/or prepayment penalties.

                                                                 DECEMBER 31, 1999
                                                              -----------------------
                                                              AMORTIZED    ESTIMATED
                                                                 COST      FAIR VALUE
                                                                 ----      ----------
                                                                  (IN THOUSANDS)
Maturities:
    Due in one year or less                                   $  376,761   $  376,823
    Due after one year through five years                        184,077      182,788
    Due after five years through ten years                       259,042      263,321
    Due after ten years                                          542,678      543,301
                                                              ----------   ----------
                                                               1,362,558    1,366,233
    Mortgage-backed securities                                   171,997      179,212
                                                              ----------   ----------
Total bonds                                                   $1,534,555   $1,545,445
                                                              ==========   ==========

Proceeds from sales and maturities of investments in debt securities during 1999, 1998, and 1997 were $740,081,000, $1,016,811,000 and $980,264,000, gross gains were $7,688,000, $17,025,000, and $10,732,000 and gross losses were
$4,477,000, $866,000, and $2,446,000, respectively.

Bonds included above with an amortized cost of approximately $2,604,000, $2,572,000, and $2,578,000 at December 31, 1999, 1998 and 1997, respectively, were on deposit with governmental authorities as required by law.

Excluding investments in U.S. government and agencies securities, the Company is not exposed to significant concentrations of credit risk in its portfolio.

4.  SECURITIES LENDING
The Company has a securities lending program operated on its behalf by the Company's primary custodian, Chase Manhattan Bank of New York. The custodian has indemnified the Company against losses arising from this program. There were no securities on loan as of December 31, 1999, 1998 or 1997. Income resulting from this program was $20,000, $94,000, and $200,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

5.  MORTGAGE LOANS (CONTINUED):
The following table shows the geographical distribution of the mortgage loan portfolio.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                                ----       ----
                                                                (IN THOUSANDS)
California                                                    $ 72,693   $ 82,397
Massachusetts                                                   38,083     53,528
Michigan                                                        32,941     34,357
New York                                                        22,912     21,190
Ohio                                                            31,914     36,171
Pennsylvania                                                    92,825     93,587
Washington                                                      30,265     36,548
All other                                                      207,278    177,225
                                                              --------   --------
                                                              $528,911   $535,003
                                                              ========   ========

The Company has restructured mortgage loans totaling $15,644,000 and $30,743,000 and corresponding allowances for losses of $1,043,000 and $2,120,000 at December 31, 1999 and 1998, respectively.

On December 22, 1999, the Company acquired 28 mortgages from SLOC at a cost of $118,091,637. The Company in turn sold a 90% participation in these 28 plus an additional 11 existing mortgage loans to a third party as part of two mortgage participation agreements, for which the Company received proceeds of $146,974,851.

The Company has outstanding mortgage loan commitments on real estate totaling $2,384,000 and $18,005,000 at December 31, 1999 and 1998, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6.  INVESTMENT GAINS AND LOSSES

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Net realized gains (losses):
Bonds                                                         $     70   $ 5,659    $ 2,882
Common stock of affiliates                                      15,290        --     21,195
Common stocks                                                       --        48         --
Mortgage loans                                                     787     2,374      3,837
Real estate                                                       (481)      955      2,912
Other invested assets                                               --    (3,827)      (717)
                                                              --------   -------    -------
Subtotal                                                        15,666     5,209     30,109
Capital gains tax expense (benefit)                             (4,442)    4,815      3,403
                                                              --------   -------    -------
Total                                                         $ 20,108   $   394    $26,706
                                                              ========   =======    =======
Changes in unrealized gains (losses):
Bonds                                                         $ (6,689)  $    --    $    --
Common stock of affiliates                                     (30,966)     (302)    (2,894)
Mortgage loans                                                      83    (1,312)     1,524
Real estate                                                      1,461       403      3,377
Other invested assets                                               --       827       (855)
                                                              --------   -------    -------
Total                                                         $(36,111)  $  (384)   $ 1,152
                                                              ========   =======    =======

Realized capital gains and losses on bonds and mortgages and interest rate swaps which relate to changes in levels of interest rates are charged or credited to an interest maintenance reserve ("IMR") and amortized into income over the remaining contractual life of the security sold. The net realized capital gains credited to the interest maintenance reserve were $4,965,000 in 1999, $8,943,000 in 1998, and $6,321,000 in 1997. All gains and losses are transferred net of applicable income taxes.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

7.  NET INVESTMENT INCOME
Net investment income consisted of:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Interest income from bonds                                    $128,992   $167,436   $188,924
Income from investment in common stock of affiliates            25,819      3,675     41,181
Interest income from mortgage loans                             50,327     53,269     76,073
Real estate investment income                                   15,696     15,932     17,161
Interest income from policy loans                                3,118      2,881      3,582
Other investment income (loss)                                  (1,700)      (641)      (193)
                                                              --------   --------   --------
Gross investment income                                        222,252    242,552    326,728
                                                              --------   --------   --------
Interest on surplus notes and notes payable                    (43,266)   (44,903)   (42,481)
Investment expenses                                            (11,951)   (13,117)   (13,998)
                                                              --------   --------   --------
Net investment income                                         $167,035   $184,532   $270,249
                                                              ========   ========   ========

8.  DERIVATIVES
The Company uses derivative instruments for interest rate risk management purposes, including hedges against specific interest rate risk and to minimize the Company's exposure to fluctuations in interest rates and foreign currency exchange rates. The Company's use of derivatives has included U.S. Treasury futures, conventional interest rate swaps, and currency and interest rate swap agreements structured as forward spread lock interest rate swaps.

In the case of interest rate futures, gains or losses on contracts that qualify as hedges are deferred until the earliest of the completion of the hedging transaction, determination that the transaction will no longer take place, or determination that the hedge is no longer effective. Upon completion of the hedge, where it is impractical to allocate gains or losses to specific hedged assets or liabilities, gains or losses are deferred in IMR and amortized over the remaining life of the hedged assets. At December 31, 1999 and 1998, there were no futures contracts outstanding.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8.  DERIVATIVES (CONTINUED):
The Company's open positions are as follows:

                                                                     SWAPS OUTSTANDING
                                                                    AT DECEMBER 31, 1999
                                                              --------------------------------
                                                                  NOTIONAL        MARKET VALUE
                                                              PRINCIPAL AMOUNTS   OF POSITIONS
                                                              -----------------   ------------
                                                                       (IN THOUSANDS)
Conventional interest rate swaps                                   $20,000            $249
Foreign currency swap                                                  648             113

                                                                     SWAPS OUTSTANDING
                                                                    AT DECEMBER 31, 1998
                                                              --------------------------------
                                                                  NOTIONAL        MARKET VALUE
                                                              PRINCIPAL AMOUNTS   OF POSITIONS
                                                              -----------------   ------------
                                                                       (IN THOUSANDS)
Conventional interest rate swaps                                   $45,000            $508
Foreign currency swap                                                1,178             263

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

The Company's net investment in leveraged leases is composed of the following elements:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1999           1998
                                                                ----           ----
                                                                  (IN THOUSANDS)
Lease contracts receivable                                    $ 69,766       $ 78,937
Less non-recourse debt                                         (69,749)       (78,920)
                                                              --------       --------
Net receivable                                                      17             17
Estimated residual value of leased assets                       41,150         41,150
Less unearned and deferred income                               (7,808)        (8,932)
                                                              --------       --------
Investment in leveraged leases                                  33,359         32,235
Less fees                                                         (113)          (138)
                                                              --------       --------
Net investment in leveraged leases                            $ 33,246       $ 32,097
                                                              ========       ========

The net investment is included in "Other invested assets" on the balance sheet.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. REINSURANCE
The Company has agreements with SLOC which provide that SLOC will reinsure the mortality risks of the individual life insurance contracts sold by the Company. Under these agreements basic death benefits and supplementary benefits are reinsured on a yearly renewable term basis and coinsurance basis, respectively. Reinsurance transactions under these agreements had the effect of decreasing income from operations by approximately $1,527,000, $2,128,000 and $1,381,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Effective January 1, 1991, the Company entered into an agreement with SLOC under which certain individual life insurance contracts issued by SLOC were reinsured by the Company on a 90% coinsurance basis. During 1997, SLOC changed certain assumptions used in determining the gross and the ceded reserve balance. The Company reflected the effect of the changes in assumptions to its assumed reserves as a direct credit to surplus. The effect of the change was a $39,016,000 decrease in reserves. Also, the agreement required SLOC to reinsure the mortality risks in excess of $500,000 per policy for the individual life insurance contracts assumed by the Company. Such death benefits are reinsured on a yearly renewable term basis. The life reinsurance assumed agreement required the reinsurer to withhold funds in amounts equal to the reserves assumed. These agreements had the effect of increasing income from operations by approximately $24,579,000, and $37,050,000 for the years ended December 31, 1998 and 1997, respectively. The Company terminated this agreement effective October 1, 1998, resulting in an increase in income from operations of $65,679,000 which included a cash settlement.

The following are summarized pro-forma results of operations of the Company for the years ended December 31, 1999, 1998 and 1997 before the effect of reinsurance transactions with SLOC:

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1999         1998         1997
                                                             ----         ----         ----
                                                                     (IN THOUSANDS)
Income:
    Premiums, annuity deposits and other revenues         $2,874,513   $2,377,364   $2,340,733
    Net investment income and realized gains                 190,845      187,208      298,120
                                                          ----------   ----------   ----------
    Subtotal                                               3,065,358    2,564,572    2,638,853
                                                          ----------   ----------   ----------
Benefits and Expenses:
    Policyholder benefits                                  2,709,712    2,312,247    2,350,354
    Other expenses                                           239,282      203,238      187,591
                                                          ----------   ----------   ----------
    Subtotal                                               2,948,994    2,515,485    2,537,945
                                                          ----------   ----------   ----------
Income from operations                                    $  116,364   $   49,087   $  100,908
                                                          ==========   ==========   ==========

The Company has an agreement with an unrelated company which provides reinsurance of certain individual life insurance contracts on a modified coinsurance basis and under which all deficiency reserves related to these contracts are reinsured. Reinsurance transactions under this agreement had the effect of increasing income from operations by $193,000 in 1999, $3,008,000 in 1998, and decreasing income from operations by $2,658,000 in 1997.

During 1999 the Company entered into an agreement with an unrelated company which provides reinsurance on certain fixed group annuity contracts. The net effect of this agreement was to increase income from operations by approximately $3,400,000. Also during 1999, the Company entered into three agreements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. REINSURANCE (CONTINUED):
with two unrelated companies for the purpose of obtaining stop-loss coverage of guaranteed minimum death benefit exposure with respect to the Company's variable annuity business. The net effect of these agreements was to increase income from operations by approximately $157,000.

The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

11. WITHDRAWAL CHARACTERISTICS OF ANNUITY ACTUARIAL RESERVES AND DEPOSIT LIABILITIES
The withdrawal characteristics of general account and separate account annuity reserves and deposits are as follows:

                                                                 DECEMBER 31, 1999
                                                              ------------------------
                                                                AMOUNT      % OF TOTAL
                                                                ------      ----------
                                                                   (IN THOUSANDS)
Subject to discretionary withdrawal-with adjustment:
    With market value adjustment                              $ 2,346,853        13
    At market value                                            15,010,696        81
    At book value less surrender charges (surrender charge
     >5%)                                                          45,722        --
    At book value (minimal or no charge or adjustment)            104,539         1
Not subject to discretionary withdrawal provision               1,015,108         5
                                                              -----------       ---
Total annuity actuarial reserves and deposit liabilities      $18,522,918       100
                                                              ===========       ===

                                                                 DECEMBER 31, 1998
                                                              ------------------------
                                                                AMOUNT      % OF TOTAL
                                                                ------      ----------
                                                                   (IN THOUSANDS)
Subject to discretionary withdrawal-with adjustment:
    With market value adjustment                              $ 2,896,529       19
    At market value                                            11,368,059       73
    At book value less surrender charges (surrender charge
     >5%)                                                          62,404       --
    At book value (minimal or no charge or adjustment)            111,757        1
Not subject to discretionary withdrawal provision               1,055,642        7
                                                              -----------      ---
Total annuity actuarial reserves and deposit liabilities      $15,494,391      100
                                                              ===========      ===

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

The Protection segment markets and administers a variety of life insurance products sold to individuals and corporate owners of individual life insurance. The products include whole life, universal life and variable life

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

12. SEGMENT INFORMATION (CONTINUED):
products.The Wealth Management segment markets and administers individual and group variable annuity products, individual and group fixed annuity products which include market value adjusted annuities, and other retirement benefit products.

The following amounts pertain to the various business segments:

                                                                                  FEDERAL
                                            TOTAL          TOTAL        PRETAX     INCOME       TOTAL
(IN THOUSANDS)                             REVENUES    EXPENDITURES*    INCOME      TAX        ASSETS
--------------                            ----------   -------------   --------   --------   -----------
    1999
Protection                                $   33,236     $   41,030    $ (7,794)  $ (2,661)  $   136,127
Wealth Management                          2,979,450      2,898,158      81,292     18,593    19,015,394
Corporate                                     27,301          6,070      21,231      8,547       796,634
                                          ----------     ----------    --------   --------   -----------
    Total                                 $3,039,987     $2,945,258    $ 94,729   $ 24,479   $19,948,155
                                          ----------     ----------    --------   --------   -----------
      1998
Protection                                $  229,710     $  144,800    $ 84,910   $ (4,148)  $   199,683
Wealth Management                          2,527,608      2,483,715      43,893     12,486    16,123,905
Corporate                                     10,959          3,042       7,917      3,375       579,033
                                          ----------     ----------    --------   --------   -----------
    Total                                 $2,768,277     $2,631,557    $136,720   $ 11,713   $16,902,621
                                          ----------     ----------    --------   --------   -----------
      1997
Protection                                $  304,141     $  272,333    $ 31,808   $ 13,825   $ 1,143,697
Wealth Management                          2,533,006      2,507,592      25,414     10,667    14,043,221
Corporate                                     57,897          5,244      52,653    (17,153)      738,439
                                          ----------     ----------    --------   --------   -----------
    Total                                 $2,895,044     $2,785,169    $109,875   $  7,339   $15,925,357
                                          ----------     ----------    --------   --------   -----------

------------------------
* Total expenditures includes dividends to policyholders of $0 for 1999, $(5,981) for 1998, and $33,316 for 1997.

13. RETIREMENT PLANS
The Company participates with SLOC in a noncontributory defined benefit pension plan covering essentially all employees. The benefits are based on years of service and compensation.

The funding policy for the pension plan is to contribute an amount, which at least satisfies the minimum amount required by ERISA; currently, the plan is fully funded. The Company is charged for its share of the pension cost based upon its covered participants. Pension plan assets consist principally of separate accounts of SLOC.

The Company's share of the group's accrued pension obligation was $1,914,000, and $1,178,000 at December 31, 1999 and 1998, respectively. The Company's share of net periodic pension cost was $736,000, $586,000, and $146,000 for 1999, 1998 and 1997, respectively.

The Company also participates with SLOC and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. The Company matches, up to specified amounts, employees' contributions to the plan. Company contributions were $284,000, $231,000, and $259,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13. RETIREMENT PLANS (CONTINUED):
OTHER POST-RETIREMENT BENEFIT PLANS

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

The Company records an accrual of the estimated cost of retiree benefit payments during the years the employee provides services, and amortizes an obligation of approximately $400,000 over a period of ten years. The Company's cash flows are not affected by this method, however the net effect decreased income by $185,000, $95,000, and $117,000, for the years ended December 31, 1999, 1998, and 1997, respectively. The Company's post-retirement health, dental and life insurance benefits currently are not funded.

The following table sets forth the change in the pension and other post-retirement benefit plans' benefit obligations and assets as well as the plans' funded status reconciled with the amount shown in the Company's financial statements at December 31:

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Change in benefit obligation:
    Benefit obligation at beginning of year          $110,792   $ 79,684   $ 10,419   $  9,845
    Service cost                                        5,632      4,506        413        240
    Interest cost                                       6,952      6,452        845        673
    Actuarial loss (gain)                             (21,480)    21,975      1,048        308
    Benefits paid                                      (2,376)    (1,825)      (508)      (647)
                                                     --------   --------   --------   --------
Benefit obligation at end of year                    $ 99,520   $110,792   $ 12,217   $ 10,419
                                                     ========   ========   ========   ========
The Company's share:
    Benefit obligation at beginning of year          $  9,125   $  5,094   $    416   $    385
    Benefit obligation at end of year                $  8,816   $  9,125   $    743   $    416
Change in plan assets:
    Fair value of plan assets at beginning of year   $151,575   $136,610   $     --   $     --
    Actual return on plan assets                        9,072     16,790         --         --
    Employer contribution                                  --         --        508        647
    Benefits paid                                      (2,376)    (1,825)      (508)      (647)
                                                     --------   --------   --------   --------
Fair value of plan assets at end of year             $158,271   $151,575   $     --   $     --
                                                     ========   ========   ========   ========
Funded status                                        $ 58,752   $ 40,783   $(12,217)  $(10,419)
Unrecognized net actuarial gain (loss)                (20,071)    (2,113)     1,469        586
Unrecognized transition obligation (asset)            (22,617)   (24,674)       140        185
Unrecognized prior service cost                         7,081      7,661         --         --
                                                     --------   --------   --------   --------
Prepaid (accrued) benefit cost                       $ 23,145   $ 21,657   $(10,608)  $ (9,648)
                                                     ========   ========   ========   ========
The Company's share of accrued benefit cost          $ (1,914)  $ (1,178)  $   (381)  $   (195)
Weighted-average assumptions as of December 31:
    Discount rate                                       7.50%      6.75%      7.50%      6.75%
    Expected return on plan assets                      8.75%      8.00%        N/A        N/A
    Rate of compensation increase                       4.50%      4.50%        N/A        N/A

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13. RETIREMENT PLANS (CONTINUED):
For measurement purposes, a 10.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 (5.6% for dental benefits). The rates were assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.

                                                           PENSION BENEFITS       OTHER BENEFITS
                                                            1999       1998       1999       1998
                                                          --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Components of net periodic benefit cost:
    Service cost                                          $  5,632   $ 4,506     $  413     $  240
    Interest cost                                            6,952     6,452        845        673
    Expected return on plan assets                         (12,041)  (10,172)        --         --
    Amortization of transition obligation (asset)           (2,056)   (2,056)        45         45
    Amortization of prior service cost                         580       580         --         --
    Recognized net actuarial (gain) loss                      (554)     (677)       164        (20)
                                                          --------   -------     ------     ------
Net periodic benefit cost                                 $ (1,487)  $(1,367)    $1,467     $  938
                                                          ========   =======     ======     ======
    The Company's share of net periodic benefit cost      $    736   $   586     $  185     $   95
                                                          ========   =======     ======     ======

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                                                 INCREASE             DECREASE
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Effect on total of service and interest cost components           $  288              $  (518)
Effect on postretirement benefit obligation                        2,754               (2,279)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

14. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                            1999
                                            -------------------------------------
                                            CARRYING AMOUNT  ESTIMATED FAIR VALUE
                                            ---------------  --------------------
                                                       (IN THOUSANDS)
ASSETS:
Bonds (including short-term)                  $ 1,534,555         $1,545,445
Mortgages                                         528,911            526,608
Derivatives                                            --                362
Other Invested Assets                              67,938             67,938
Policy loans                                       40,095             40,095
LIABILITIES:
Insurance reserves                            $   120,536         $  120,536
Individual annuities                              247,619            238,229
Pension products                                  661,806            665,830
                                                            1998
                                            -------------------------------------
                                            CARRYING AMOUNT  ESTIMATED FAIR VALUE
                                            ---------------  --------------------
                                                       (IN THOUSANDS)
ASSETS:
Bonds (including short-term)                  $ 2,026,868         $2,153,953
Mortgages                                         535,003            556,143
Derivatives                                            --                771
Policy loans                                       41,944             41,944
LIABILITIES:
Insurance reserves                            $   121,100         $  121,100
Individual annuities                              274,448            271,849
Pension products                                1,104,489          1,145,351

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

The fair values of policy loans approximate carrying amounts.

The fair values of derivative financial instruments are estimated using the process described in Note 8.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

14. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):
The fair values of the Company's general account insurance reserves and liabilities under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated fair value.

15. STATUTORY INVESTMENT VALUATION RESERVES
The asset valuation reserve ("AVR") provides a reserve for losses from investments in bonds, stocks, mortgage loans, real estate and other invested assets with related increases or decreases being recorded directly to surplus.

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rates are charged or credited to an interest maintenance reserve and amortized into income over the remaining contractual life of the security sold.

The table shown below presents changes in the major elements of the AVR and IMR.

                                                                YEARS ENDED DECEMBER 31,
                                                               1999                  1998
                                                        -------------------   -------------------
                                                          AVR        IMR        AVR        IMR
                                                          ---        ---        ---        ---
                                                                     (IN THOUSANDS)
Balance, beginning of year                              $44,392    $40,490    $47,605    $33,830
Net realized investment gains, net of tax                 9,950      4,983        256      8,942
Amortization of net investment gains                         --     (3,702)        --     (2,282)
Unrealized investment losses                             (9,705)        --     (6,550)        --
Required by formula                                        (566)        --      3,081         --
                                                        -------    -------    -------    -------
Balance, end of year                                    $44,071    $41,771    $44,392    $40,490
                                                        =======    =======    =======    =======

16. FEDERAL INCOME TAXES
The Company, its subsidiaries and certain other affiliates file a consolidated federal income tax return. Federal income taxes are calculated for the consolidated group based upon amounts determined to be payable as a result of operations within the current year. No provision is recognized for timing differences which may exist between financial statement and taxable income. Such timing differences include reserves, depreciation and accrual of market discount on bonds. Cash payments for federal income taxes were approximately $3,000,000, $48,144,000, and $31,000,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

The Company is currently undergoing an audit by the Internal Revenue Service. The Company believes that there will be no material audit adjustments for the periods under examination.

17. RELATED PARTY TRANSACTIONS
A. SURPLUS NOTES AND NOTES RECEIVABLE (PAYABLE)
On December 22, 1997, the Company issued a $250,000,000 surplus note to Life Holdco. This note has an interest rate of 8.625% and is due on or after November 6, 2027.

On May 9, 1997, the Company issued a short-term note of $600,000,000 to Life Holdco at an interest rate of 5.10%, which was extended at various interest rates. This note was repaid on December 22, 1997.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

17. RELATED PARTY TRANSACTIONS
A. SURPLUS NOTES AND NOTES RECEIVABLE (PAYABLE) (CONTINUED):
On December 19, 1995, the Company issued surplus notes totaling $315,000,000 to an affiliate, Sun Canada Financial Co., at interest rates between 5.75% and 7.25%. Of these notes, $157,500,000 will mature in the year 2007 and $157,500,000 will mature in the year 2015. Interest on these notes is payable semiannually.

Principal and interest on surplus notes are payable only to the extent that the Company meets specified requirements regarding free surplus exclusive of the principal amount and accrued interest, if any, on these notes and with the consent of the Delaware Insurance Commissioner.

The Company accrued $4,259,000 and $4,259,000 for interest on surplus notes for the years ended December 31, 1999 and 1998, respectively.

The Company expensed $43,266,000, $44,903,000, and $42,481,000 for interest on surplus notes and notes payable for the years ended December 31, 1999, 1998 and 1997, respectively.

On September 28, 1998 a $500,000 note was issued by SLISL to the Company at a rate of 6.0%, maturing on September 28, 2002.

A $110,000,000 note was issued to the Company by MFS on February 11, 1998 at an interest rate of 6.0% due February 11, 1999. Another $110,000,000 note was issued to the Company on December 22, 1998 at an interest rate of 5.55% due February 11, 1999. These two notes and an additional $10,000,000 were combined into a new note of $230,000,000 with a floating interest rate based on the six month LIBOR rate plus 25 basis points. The $230,000,000 note was repaid to the Company on December 21, 1999.

On January 14, 2000, the Company purchased $200,000,000 of notes from MFS.

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

On December 31, 1998, the Company had an additional $20,000,000 in notes issued by MFS, scheduled to mature in 2000. These notes were repaid to the Company on December 21,1999.

B.  STOCKHOLDER DIVIDENDS
The maximum amount of dividends which can be paid by the Company without prior approval of the Insurance Commissioner of the State of Delaware is subject to restrictions relating to statutory surplus. In 1999, a dividend in the amount of $80,000,000 was declared and paid by the Company to its parent, Life Holdco. This dividend was approved by the Board of Directors, but did not require approval of the Insurance Commissioner. In 1998, a dividend in the amount of $50,000,000 was declared and paid by the Company to its parent, Life Holdco. This dividend was approved by the Insurance Commissioner and the Board of Directors. On December 24, 1997 the Company transferred all of its shares of MFS to Life Holdco in the form of a dividend valued at $159,722,000. This dividend was approved by the Insurance Commissioner and the Board of Directors.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

C.  SERVICE AGREEMENTS
The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $28,700,000 in 1999, $16,344,000 in 1998, and $15,997,000 in 1997.

The Company leases office space to SLOC under lease agreements with terms expiring in December, 2004 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for 1999 amounted to approximately $6,943,000.

18. RISK-BASED CAPITAL
Effective December 31, 1993, the NAIC adopted risk-based capital requirements for life insurance companies. The risk-based capital requirements provide a method for measuring the minimum acceptable amount of adjusted capital that a life insurer should have, as determined under statutory accounting practices, taking into account the risk characteristics of its investments and products. The Company has met the minimum risk-based capital requirements at December 31, 1999, 1998 and 1997.

19. COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for potential losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred it it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company and its subsidiaries pursuant to these laws may be used as credits for a portion of the associated premium taxes. The Company incurred guaranty fund assessments of approximately $3,500,000, $3,500,000, and $3,083,000 in 1999, 1998 and 1997, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

20. ACCOUNTING POLICIES AND PRINCIPLES (CONTINUED):
Other differences between statutory accounting practices and GAAP include the following items. Statutory accounting practices do not recognize the following assets or liabilities which are reflected under GAAP: deferred policy acquisition costs, deferred federal income taxes and statutory nonadmitted assets. Asset Valuation Reserves and Interest Maintenance Reserves are established under statutory accounting practices but not under GAAP. Methods for calculating real estate depreciation and investment valuation allowances differ under statutory accounting practices and GAAP. Actuarial assumptions and reserving methods differ under statutory accounting practices and GAAP. Premiums for universal life and investment-type products are recognized as income for statutory purposes and as deposits to policyholders' accounts for GAAP. Investments in fixed maturity securities classified as available-for-sale are carried at aggregate fair value with changes in unrealized gains and losses reported net of taxes in a separate component of stockholder's equity for GAAP and generally at amortized cost under statutory accounting practices.

                                  * * * * * *

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

We have audited the accompanying statutory statements of admitted assets, liabilities and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) (the "Company") as of December 31, 1999 and 1998, and the related statutory statements of operations, changes in capital stock and surplus, and cash flow for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the statutory financial statements referred to above present fairly, in all material respects, the admitted assets, liabilities, and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) as of December 31, 1999 and 1998, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1999 on the basis of accounting described in Notes 1 and 20.

However, because of the differences between the two bases of accounting referred to in the second preceding paragraph, in our opinion, the statutory financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of Sun Life Assurance Company of Canada (U.S.) as of December 31, 1999 and 1998 or the results of its operations or its cash flow for each of the three years in the period ended December 31, 1999.

February 10, 2000

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

DONALD A. STEWART, 53, Chairman and Director (1996*)

    He is Chairman, Chief Executive Officer, and a Director of Sun Life Assurance Company of Canada; Chairman and a Director of Sun Life Insurance and Annuity Company of New York; and a Director of Massachusetts Financial Services Company.

C. JAMES PRIEUR, 48, President and Director (1998*)

    He is President and Chief Operating Officer of Sun Life Assurance Company of Canada; President and a Director of Sun Life Insurance and Annuity Company of New York; Chairman and a Director of Sun Capital Advisers, Inc.; Chairman of the Board and Executive Vice President, Sun Capital Advisers Trust; President and a Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc., and Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc.; and a Director of Sun Life Information Services Ireland Limited and Massachusetts Financial Services Company.

JAMES A. MCNULTY, III, 57, Senior Vice President and General Manager and Director (1999*)

    He is Senior Vice President and General Manager for the United States of Sun Life Assurance Company of Canada and Senior Vice President and General Manager and a Director of Sun Life Insurance and Annuity Company of New York. He is Chairman and Director of Sun Life of Canada (U.S.) Distributors, Inc. He is President and a Director of Sun Life of Canada (U.S.) SPE 97-I, Inc., Sun Benefit Services Company, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Sun Life Financial Services Limited, and Sun Canada Financial Co.; Senior Vice President and a Director of Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., and Sun Life of Canada (U.S.) Financial Services Holdings, Inc.; and a Director of Clarendon Insurance Agency, Inc., Sunesco Insurance Agency, Inc., and the Support Committee for Battered Women.

RICHARD B. BAILEY, 73, Director (1983*)

    He is a Director of Sun Life Insurance and Annuity Company of New York, and a Director/Trustee of certain funds in the MFS Family of Funds. He is a Director of Cambridge Bancorp.

M. COLYER CRUM, 67, Director (1986*)

    He is Professor Emeritus of the Harvard Business School; a Director of Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity Company of New York, Cambridge Bancorp, Cambridge Trust Company, Merrill Lynch Ready Assets Trust, Merrill Lynch Basic Value Fund, Inc., Merrill Lynch Global Growth
Fund, Inc., Merrill Lynch U.S. Treasury Money Fund, Merrill Lynch Special Value Fund, Inc., Merrill Lynch Capital Fund, Inc., Merrill Lynch U.S.A. Government Reserves, Merrill Lynch Michigan Insured Fund II, Merrill Lynch Disciplined Equity Fund, Inc., MuniVest Florida Fund, MuniVest Michigan Insured Fund, Inc., MuniVest New Jersey Fund, Inc., MuniYield Michigan Insured Fund, Inc., and MuniYield New Jersey Insured Fund, Inc.; and a Trustee of Merrill Lynch Global Resources Trust, Merrill Lynch Ready Assets Trust, MuniYield Florida Insured Fund, and MuniYield Pennsylvania Fund. Prior to July 1996, he was a Professor at the Harvard Business School.

GREGORY W. GEE, 51, Director (1999*)

    He is Vice Chairman of Sun Life Assurance Company of Canada and a Director of Sun Life Insurance and Annuity Company of New York.

DAVID D. HORN, 58, Director (1985*)

    He was formerly Senior Vice President and General Manager for the United States of Sun Life Assurance Company of Canada, retiring in December 1997. He is a Director of Sun Life Insurance and Annuity Company of New York; a Trustee of MFS/Sun Life Series Trust; and a Member of the Boards of Managers of Money Market Variable Account, High Yield Variable Account, Capital Appreciation Variable Account, Government Securities Variable Account, Global Governments Variable Account, Total Return Variable Account, and Managed Sectors Variable Account.

ANGUS A. MACNAUGHTON, 68, Director (1985*)

    He is President and Director of Genstar Investment L.L.C. and a Director of Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity Company of New York, Canadian Pacific, Ltd., Varian Semiconductor Equipment Associates, Genstar Capital Corporation, San Francisco Opera, and Diversified Collection Services, Inc.; Vice Chairman and a Director of Barrick Gold Corporation; and Trustee of the Board of Governors (Lakefield College School) and World Affairs Council of Northern California.

S. CAESAR RABOY, 63, Director (1997*)

    He is a former Senior Vice President and Deputy General Manager for the United States of Sun Life Assurance Company of Canada; a Director of Sun Life Insurance and Annuity Company of New York; and a Director of Fleet International Bank.

JAMES M.A. ANDERSON, 50, Vice President, Investments (1998)

    He is Vice President, Investments of Sun Life Assurance Company of Canada and Sun Life Insurance and Annuity Company of New York; President and Chief Executive Officer of Sun Capital Advisers Trust; Vice President and a Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc., Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., and Sun Canada Financial Co.; Vice President, Investments and Director of Sun Life of Canada (U.S.) Distributors, Inc.; and a Director of Clarendon Insurance Agency, Inc., Sunesco Insurance Agency, Inc., and Sun Benefit Services Company, Inc.

DAVEY SCOON, 53, Vice President, Finance and Treasurer (1999)

    He is Vice President and Chief Financial Officer of U.S. Operations for Sun Life Assurance Company of Canada; Vice President, Finance, Controller, and Treasurer of Sun Life Insurance and Annuity Company of New York; Vice President and Treasurer and Director of Sun Benefit Services Company, Inc., Sun Life of Canada (U.S.) Distributors, Inc., and Sun Life of Canada (U.S.) SPE 97-1, Inc.; Vice President and Director of Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Sun Life Financial Services Limited, and Sun Canada Financial Co.; Director and Treasurer of Clarendon Insurance
Agency, Inc.; Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I; Director of Sunesco Insurance Agency, Inc., and Chairman and Director of Tufts Associated Health Plan, Lead Director of Tufts Associated Health Maintenance Organization, and Board Chairman of Managed Comp. Prior to October 1999, he was Executive Vice President and Chief Operating Officer of Liberty Funds Group.

ROBERT P. VROLYK, 46, Vice President and Actuary (1986)

    He is Vice President and Chief Actuary of Sun Life Assurance Company of Canada; Vice President and Actuary of Sun Life Insurance and Annuity Company of New York; Vice President and Director of Sun Life of Canada -- U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc., Sun Life of Canada (U.S.) Distributors, Inc., Sun Canada Financial Co., and Sun Life of Canada (U.S.) Holdings General Partner, Inc.; Vice President and Director of Sun Life of

Canada (U.S.) SPE 97-1, Inc.; Treasurer and Chief Financial Officer of Sun Capital Advisers Trust; a Director of Sun Benefit Services Company, Inc., and Sun Life Information Services Ireland Limited; and a Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I.

PETER F. DEMUTH, 41, Vice President and Chief Counsel and Assistant Secretary
(1998)

    He is Vice President and Chief Counsel of U.S. Operations for Sun Life Assurance Company of Canada; Vice President and Chief Counsel and Assistant Secretary for Sun Life Insurance and Annuity Company of New York; a Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc., and Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc.; Assistant Secretary for Sun Capital Advisers Trust; and a Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I. Prior to February 1998, he was a partner at the firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.

ELLEN B. KING, 42, Counsel and Secretary (1998)

    She is Counsel of Sun Life Assurance Company of Canada; Counsel and Secretary of Sun Life Insurance and Annuity Company of New York; and Secretary of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Financial Services Holdings, Inc., Sun Life Assurance Company of Canada -- U.S. Operations Holdings, Inc., Sun Benefit Services Company, Inc., Sun Life of Canada (U.S.) SPE 97-1, Inc., Sun Canada Financial Co., and Sun Life of Canada (U.S.) Holdings General Partner, Inc.

ROBERT K. LEACH, 44, Vice President, Finance and Product, Retirement Products and Services (1996)

    He has been affiliated with Sun Life Assurance Company of Canada since January 1987 in various management positions. In October 1999, he was appointed Vice President, Finance and Product, Retirement Products and Services. Prior to 1987, he was a 2nd Vice President at New England Life Insurance Company.

EDWARD J. RONAN, 46, Vice President, Retirement Products and Services (1997)

    He has been affiliated with Sun Life Assurance Company of Canada since August 1997. From June 1987 to July 1997, he was Vice President, Division Manager at First Data Investor Services Group.

    The Company's directors, officers, and employees are covered under a commercial blanket bond and a liability policy. The directors, officers, and employees of Clarendon Insurance Agency, Inc. are covered under a fidelity bond.

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

                                                                                      ALL OTHER
NAME/POSITION                                         YEAR      SALARY     BONUS     COMPENSATION
-------------                                       --------   --------   --------   ------------
C. James Prieur -- President*                         1999     $ 48,826   $ 36,813   $ 11,355
C. James Prieur -- President*                         1998     $104,208   $ 28,606   $  3,601
Donald A. Stewart -- President and Chairman*          1998     $ 34,913   $ 17,857   $      0
Donald A. Stewart -- President*                       1997     $ 30,891   $ 13,032   $      0
Edward J. Ronan                                       1999     $193,000   $ 52,000   $  7,070
Vice President, Retirement Products & Services        1998     $180,000   $ 30,000   $  6,968
                                                      1997     $      0   $      0   $      0
Robert K. Leach                                       1999     $185,000   $ 45,400   $  5,636
Vice President, Finance and Product                   1998     $175,000   $ 45,400   $  7,119
                                                      1997     $160,000   $ 40,800   $      0
Thomas A. Woislaw                                     1999     $165,000   $ 50,000   $  5,104
Assistant Vice President, Systems                     1998     $ 88,846   $      0   $ 50,000
                                                      1997     $      0   $      0   $      0
Ronald J. Fernandes**                                 1999     $300,000   $      0   $110,255
Vice President, Retirement Products                   1998     $      0   $      0   $      0
and Services                                          1997     $      0   $      0   $      0

------------------------
*   Allocated Salary.

**  Annualized salary. Date of hire is 10/4/99.

1. All other compensation for Mr. Prieur for the year ended 1999 includes Group Term Life and Individual Life insurance payments of $265 and $534, respectively; 401K company contributions of $3,904; spouse travel of $4,368; and a car allowance of $2,162.

2. All other compensation for Mr. Ronan for the year ended 1999 includes Group Term Life and 401K company contributions of $623 and $4,800, respectively.

3. All other compensation for Mr. Leach for the year ended 1999 includes Group Term Life and Individual insurance payments of $598 and $238, respectively, and 401K company contributions of $4,800.

4. All other compensation for Mr. Woislaw for the year ended 1999 includes Group Term Life insurance payments and 401K company contributions of $535 and $4,569, respectively.

5. All other compensation for Mr. Fernandes for the year ended 1999 includes sign-on bonus and taxable relocation of $85,000 and $26,000, respectively.

    Directors of the Company who are also officers of Sun Life Assurance Company of Canada or its affiliates receive no compensation in addition to their compensation as officers of Sun Life Assurance Company of Canada or its affiliates. Outside directors receive $7,000 annual fees plus $1,000 for board meetings and $1,000 for committee meetings.

    No shares of the Company are owned by any executive officer or director. The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.)
Holdings, Inc., One Sun Life Executive Park, Wellesley Hills,Massachusetts 02481, which is in turn a wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., a wholly-owned subsidiary of Sun Life Assurance Company of Canada.

LONG TERM INCENTIVE COMPENSATION

    SLOC has a long term incentive compensation plan for certain officers of SLOC holding positions at the level of Vice President or higher. The Unit Value Appreciation Plan (the "UVA Plan") provides eligible officers with value appreciation units ("Value Appreciation Units") designed to reward management for growth in the value of the Company over a multi-year period. For purposes of the UVA Plan, the value of the Company is determined by applying predefined multiples to the net income earned in the Company's various businesses. When the UVA Plan was introduced, participants were awarded two allotments of Value Appreciation Units -- a three-year grant and a four-year grant, representing grants for 1998 and 1999, respectively. The three-year grant will reward increases in the value of the Company from January 1, 1998 to December 31, 2000. The four-year grant will reward increases in the value of the Company from January 1, 1998 to December 31, 2001. The starting value of the Value Appreciation Units at the time of these grants was established by reference to the Company's 1997 financial results, adjusted for certain items. Awards are payable in cash and are based on the increase in the value of Value Appreciation Units over the performance period. The UVA Plan does not establish minimum thresholds, targets or maximum payouts.

LONG-TERM INCENTIVE PLAN -- AWARDS IN MOST RECENTLY COMPLETED FINANCIAL YEAR

    The following table sets forth information concerning the award of Value Appreciation Units under the Company's UVA Plan in the year ended December 31, 1999 in respect of the Named Executive Officers:

NAME                            UNITS              PERFORMANCE PERIOD
----                           --------            ------------------
Ronald J. Fernandes              8,000                   4 Years

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

    Pensionable earnings for this purpose are calculated using the highest average of base earnings and officer incentive payment, up to target, earned over the highest consecutive 36 month period in the last 120 months. The pension benefit is determined by years of service (maximum of 30) multiplied by 50% of the pensionable earnings, plus .5% of pensionable earnings for service in excess of 30 years (maximum 40). Compensation allocated to the Company covered by the Plan for 1999 was as follows: Mr. Prieur $265,931, Mr. Ronan $241,600,
Mr. Leach $228,750, Mr. Woislaw $180,992 and Mr. Fernandes $69,231. As of December 31, 1999, the number of years of credited services was as follows:
Mr. Prieur 7 years, Mr. Ronan 3 years, Mr. Leach 13 years, Mr. Woislaw 2 years and Mr. Fernandes 3 months.

    In no event can the pension benefit exceed $135,000 at the normal retirement age as defined by the United States Social Security Office. The maximum pensionable earnings that can be used to determine this benefit is $170,000. The table does not reflect these limits. The Company has adopted a plan that is not a tax-qualified plan to provide the benefits that would have been provided under the Company's retirement plan but for these limits.

PENSIONABLE                               YEARS OF SERVICE
EARNINGS (US$)             15         20         25         30         35
--------------          --------   --------   --------   --------   --------
  125,000                31,250     41,667     52,083     62,500     65,625
  150,000                37,500     50,000     62,500     75,000     78,750
  175,000                43,750     58,333     72,917     87,500     91,875
  200,000                50,000     66,667     83,333    100,000    105,000
  225,000                56,250     75,000     93,750    112,500    118,125
  250,000                62,500     83,333    104,167    125,000    131,250
  300,000                75,000    100,000    125,000    150,000    157,500
  350,000                87,500    116,667    145,833    175,000    183,750
  400,000               100,000    133,333    166,667    200,000    210,000
  450,000               112,500    150,000    187,500    225,000    236,250
  500,000               125,000    166,667    208,333    250,000    262,500

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This item is not applicable since the Company is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REINSURANCE

    See discussion of Reinsurance in Item 1.

SERVICE CONTRACT

    The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost reimbursement basis. Expenses under this agreement amounted to approximately $28,700,000 in 1999.

LEASES

    The Company leases office space to SLOC under lease agreements with initial terms that expired in September, 1999 and options to extend the terms for each of thirteen successive five year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for 1999 amounted to approximately $6,943,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Financial statements (set forth in Item 8):

       -- Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus as of December 31, 1999 and December 31, 1998.

       -- Statutory Statements of Operations for each of the three years ended
          December 31, 1999, December 31, 1998 and December 31, 1997.

       -- Statutory Statements of Capital Stock and Surplus for each of the three years ended December 31, 1999, December 31, 1998 and December 31, 1997.

       -- Statutory Statements of Cash Flow for each of the three years ended
          December 31, 1999, December 31, 1998 and December 31, 1997.

       -- Notes to Statutory Financial Statements.

       -- Independent Auditors' Report.

    (a) (2) Financial statement schedules (set forth below):

       -- Schedule I--Summary of Investments, Other than Investments in Related
          Parties.

       -- Schedule III--Supplementary Insurance Information. Schedule
          VI--Reinsurance.

       -- Schedule VI--Reinsurance.

       -- Independent Auditors' Report.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                                         AMOUNT AT WHICH SHOWN IN
             TYPE OF INVESTMENT                   COST        VALUE         THE BALANCE SHEET*
---------------------------------------------  ----------   ----------   ------------------------
Fixed maturities:
    Bonds:
    United States government and government
     agencies and authorities                  $   78,161   $   77,798          $   78,161
States, municipalities and political
 subdivisions                                      20,428       20,440              20,428
Public utilities                                  181,466      182,413             181,466
Transportation                                    188,285      193,265             188,285
Finance                                            88,517       92,630              88,517
All other corporate bonds                         665,113      666,314             665,113
                                               ----------   ----------          ----------
    Total fixed maturities                      1,221,970    1,232,860           1,221,970
                                               ----------   ----------          ----------
Mortgage loans on real estate                     528,911       --                 528,911
Real estate                                        80,606       --                  79,182
Real estate acquired in satisfaction of debt       15,971       --                  15,641
Other invested assets                              67,938       --                  67,938
Policy loans                                       40,095       --                  40,095
Short-term investments                            312,585       --                 312,585
                                               ----------   ----------          ----------
    Total investments                          $2,268,076                       $2,266,322
                                               ==========   ==========          ==========

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                                  SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION
                                   (IN 000'S)

                                                           FUTURE POLICY BENEFITS,     OTHER POLICY
                                                             LOSSES, CLAIMS AND         CLAIMS AND
SEGMENT                                                         LOSS EXPENSES        BENEFITS PAYABLE
-------                                                    -----------------------   ----------------
PROTECTION
1999                                                                143,419                 913
1998                                                                144,797                 369
WEALTH MANAGEMENT
1999                                                              1,578,224                  --
1998                                                              2,074,070                  --
CORPORATE
1999                                                                     --                  --
1998                                                                     --                  --

                                                                    BENEFITS CLAIMS,        OTHER
                                      PREMIUM     NET INVESTMENT       LOSSES, AND        OPERATING
                                      REVENUE       INCOME (1)     SETTLEMENT EXPENSES    EXPENSES
                                     ----------   --------------   -------------------   -----------
PROTECTION
1999                                     19,970        10,849              27,142           13,887
1998                                    157,993         1,552             129,523           15,675
1997                                    206,285         1,949             251,658           20,675
WEALTH MANAGEMENT
1999                                  2,651,247       116,686           2,678,825          219,333
1998                                  2,194,895       160,153           2,287,427          196,289
1997                                  2,204,693       200,970           2,327,446          180,145
CORPORATE
1999                                         --        43,202                  --            6,069
1998                                         --        25,110                  --            3,042
1997                                         --        68,495                  --            5,244

(1) Net investment income is allocated based on segmented assets by line of business.

                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                                  SCHEDULE VI
                                  REINSURANCE

                                                                                          % AMOUNT
                                                                                          ASSUMED
                                          CEDED TO OTHER    ASSUMED FROM                   TO NET
                               DIRECT       COMPANIES      OTHER COMPANIES   NET AMOUNT    AMOUNT
                             ----------   --------------   ---------------   ----------   --------
LIFE INSURANCE IN-FORCE (IN
  000'S)
December 31, 1999            $1,470,708     $1,030,096       $         0     $  440,612      0.0%
December 31, 1998            $1,359,883     $1,006,310       $         0     $  353,573      0.0%
December 31, 1997            $1,197,181     $5,690,525       $10,781,852     $6,288,508    171.5%

LIFE INSURANCE PREMIUMS (IN
  000'S)
December 31, 1999            $   22,050     $    5,541       $         0         16,509      0.0%
December 31, 1998            $   18,750     $   11,763       $   159,787     $  166,774     95.8%
December 31, 1997            $    5,823     $   13,180       $   210,101     $  202,744    103.6%

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

    We have audited the statutory statements of admitted assets, liabilities, and capital stock and surplus of Sun Life Assurance Company of Canada (U.S.) (wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.) as of December 31, 1999 and 1998, and the related statutory statements of operations, changes in capital stock and surplus and cash flow for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 10, 2000 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a)2 in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information therein set forth.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 10, 2000

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

                                             Sun Life Assurance Company of
                                             Canada (U.S.)
                                             (Registrant)

                                             By:     /s/James McNulty, III

                                             -----------------------------------
                                                      James McNulty, III
                                                          PRESIDENT

                                             Date:       March 21, 2000

                                             -----------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        /s/ James McNulty, III           President and Director (Principal
--------------------------------------     Executive Officer)
          James McNulty, III                                                 March 21, 2000

          /s/ Davey S. Scoon             Vice President, Finance and
--------------------------------------     Treasurer (Principal
            Davey S. Scoon                 Financial & Accounting Officer)   March 21, 2000

         /s/ Richard B. Bailey           Director
--------------------------------------
           Richard B. Bailey                                                 March 21, 2000

          /s/ Gregory W. Gee             Director
--------------------------------------
            Gregory W. Gee                                                   March 21, 2000

           /s/ David D. Horn             Director
--------------------------------------
             David D. Horn                                                   March 21, 2000

       /s/ Angus A. MacNaughton          Director
--------------------------------------
         Angus A. MacNaughton                                                March 21, 2000

          /s/ C. James Prieur            Vice Chairman and Director
--------------------------------------
            C. James Prieur                                                  March 21, 2000

          /s/ S. Caesar Raboy            Director
--------------------------------------
            S. Caesar Raboy                                                  March 21, 2000

         /s/ Donald A. Stewart           Chairman and Director
--------------------------------------
           Donald A. Stewart                                                 March 21, 2000

        /s/ William W. Stinson           Director
--------------------------------------
          William W. Stinson                                                 March 21, 2000

(a) 3 AND (c). EXHIBITS:

    The following Exhibits are incorporated herein by reference unless otherwise indicated:

           EXHIBIT NO.
      ---------------------
                 3               Certificate of Incorporation and by-laws (filed as Exhibit 6 to the Registration Statement on Form N-4 (Registration
                                 No. 333-37903), filed October 14, 1997)
                 4               (a)  Form of Flexible Payment Combination Fixed/Variable Group
                                      Annuity Contract (filed as Exhibit 4(a)(i) to Pre-Effective
                                      Amendment No. 1 to the Registration Statement on Form N-4
                                      (Registration No. 333-82957), filed September 29, 1999).
                                 (b)  Form of Certificate to be used in connection with the
                                      Contract filed as Exhibit 4(a) hereto (filed as
                                      Exhibit 4(b)(i) to Pre-Effective Amendment No. 1 to the
                                      Registration Statement on Form N-4 (Registration
                                      No. 333-82957), filed September 29, 1999).
                                 (c)  Form of Flexible Payment Combination Fixed/Variable
                                      Individual Annuity Contract (filed as Exhibit 4(c)(i) to
                                      Pre-Effective Amendment No. 1 to the Registration Statement
                                      on Form N-4 (Registration No. 333-82957), filed
                                      September 29, 1999).
                                 (d)  Form of Flexible Premium Combination Fixed and Variable Life
                                      Insurance Policy (filed as Exhibit 1.A(5) to Post-Effective
                                      Amendment No. 1 to the Registration Statement on Form S-6
                                      (Registration No. 333-68601), filed August 12, 1999).
                21               Subsidiaries of the Company
                                 Sun Life of Canada (U.S.) Distributors, Inc. (Delaware)
                                 Sun Benefit Services Company, Inc. (Delaware)
                                 Sun Life Insurance and Annuity Company of New York (New York)
                                 Sun Capital Advisers, Inc. (Delaware)
                                 Clarendon Insurance Agency, Inc. (Massachusetts)
                                 Sun Life Financial Services Limited (Bermuda)
                                 Sun Life Information Services Ireland Limited (Ireland)
                                 Sun Life of Canada (U.S.) SPE 97-1, Inc. (Delaware)
                                 Sun Life Finance Corporation (Delaware)

                                 Massachusetts Casualty Insurance Company was sold on February 5,
                                 1999.
                                 New London Trust F.S.B. was sold on October 29, 1999.
                27               Financial Data Schedule (filed herewith)

(b) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.