Form 10-Q
period 2000-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2000-05-15
CIK 745544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934




For the Quarterly Period                  Commission File Numbers:
Ended March 31, 2000                      2-99959, 33-29851,
                                          33-31711, 33-41858,
                                          33-43008, 33-58853
                                          and 333-11699


                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
             (Exact name of registrant as specified in its charter)


     Delaware                                     04-2461439
--------------------------------------- --------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


One Sun Life Executive Park,       Wellesley Hills, MA           02481
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code          (781) 237-6030


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

Registrant has 5,900 shares of common stock outstanding on May 15, 2000, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                                      INDEX


                                                                      PAGE
                                                                     NUMBER
 PART I:   Financial Information

  Item 1: Unaudited Financial Statements:

         Consolidated Statements of Income (unaudited) -
            Three Months Ended
            March 31, 2000 and March 31, 1999                           1

         Consolidated Balance Sheets (unaudited) -
            March 31, 2000 and December 31, 1999                        2

         Consolidated Statements of Comprehensive Income (unaudited)-
            Three Months Ended
            March 31, 2000 and March 31, 1999                           3

         Consolidated Statements of Changes in Stockholder's
                  Equity (unaudited)-
            Three Months Ended
            March 31, 2000 and March 31, 1999                           4

         Consolidated Statements of Cash Flows (unaudited)-
            Three Months Ended
            March 31, 2000 and March 31,1999                            5

         Notes to Unaudited Consolidated Financial Statements           6

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   16

  Item 3. Quantitative and Qualitative Disclosures
       About Market Risk                                               23


PART II:  Other Information
  Item 4: Submission of Matters to a Vote of Security Holders          26

  Item 6: Exhibits and Reports on Form 8-K                             26

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (IN MILLIONS)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                             UNAUDITED             UNAUDITED
                                                                                              2000                    1999
                                                                                              ----                    ----

Revenues
Premiums and annuity considerations                                                 $                 14.6 $                  11.0
Net investment income                                                                                 79.9                    98.4
Net realized investment gains                                                                          0.2                     4.5
Fee and other income                                                                                  66.6                    49.9
                                                                                       --------------------   ---------------------

Total  revenues                                                                                      161.3                   163.8
                                                                                       --------------------   ---------------------

Benefits and expenses

Policyowner benefits                                                                                  80.3                    84.7
Underwriting, acquisition and other operating expenses                                                27.0                    20.0
Amortization of deferred policy acquisition costs                                                      0.6                    24.4
                                                                                       --------------------   ---------------------


Total benefits and expenses                                                                          107.9                   129.1
                                                                                       --------------------   ---------------------

Income from operations
                                                                                                      53.4                    34.7

Interest expense                                                                                      10.8                    10.8
                                                                                       --------------------   ---------------------

Income before income tax expense and discontinued operations
                                                                                                      42.6                    23.9

Income tax expense                                                                                    14.9                     3.3
                                                                                       --------------------   ---------------------

Net income from continuing operations
                                                                                                      27.7                    20.6

Net loss on disposal of subsidiary, after tax
                                                                                                         -                  (25.6)

Net income from discontinued operations
                                                                                                         -                     0.8
                                                                                       --------------------   ---------------------
Net income (loss)                                                                   $                 27.7    $              (4.2)
                                                                                       ====================   =====================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                           UNAUDITED               UNAUDITED
                                       ASSETS                                          MARCH 31, 2000          DECEMBER 31, 1999
                                                                                       --------------          -----------------
 Investments
 Fixed maturities available-for-sale at fair value (amortized cost of
 $2,843.5 and $2,685.4 in 2000 and 1999, respectively)                    $                2,833.7     $              2,677.3
 Trading fixed maturities at fair value (amortized cost of $1.0 and
 $1.0 in 2000 and 1999, respectively)                                                          1.0                        1.0
 Short-term investments                                                                       85.5                      177.2
 Mortgage loans                                                                              898.1                      931.4
 Real estate                                                                                  94.3                       95.1
 Policy loans                                                                                 40.4                       40.7
 Other invested assets                                                                        68.3                       67.9
                                                                             ----------------------    -----------------------
 Total investments                                                                         4,021.3                    3,990.6


 Cash and cash equivalents                                                                   321.0                      550.3
 Accrued investment income                                                                    52.4                       50.5
 Deferred policy acquisition costs                                                           728.1                      686.3
 Outstanding premiums                                                                          2.0                        2.7
 Other assets                                                                                 62.2                       81.2
 Separate account assets                                                                  17,298.8                   16,123.3

                                                                             ----------------------    ----------------------

 TOTAL ASSETS                                                             $               22,485.8     $             21,484.9
                                                                             ======================    ======================

                                   LIABILITIES

 Future contract and policy benefits                                      $                  727.4     $                729.3
 Contractholder deposit funds and other policy liabilities                                 2,945.3                    3,144.8
 Unearned revenue                                                                              7.5                        7.1
 Accrued expenses and taxes                                                                   93.4                       98.8
 Deferred federal income taxes                                                                90.2                       77.7
 Long-term debt payable to affiliates                                                        565.0                      565.0
 Other liabilities                                                                            58.7                       67.7
 Separate account liabilities                                                             17,298.8                   16,123.3
                                                                             ----------------------    ----------------------

 Total liabilities                                                                        21,786.3                   20,813.7
                                                                             ----------------------    ----------------------


                              STOCKHOLDER'S EQUITY

 Common stock, $1,000 par value - 10,000 shares authorized;
 5,900 shares issued and outstanding                                                           5.9                        5.9
 Additional paid-in capital                                                                  199.4                      199.4
 Accumulated other comprehensive income                                                        7.7                        7.1
 Retained earnings                                                                           486.5                      458.8

                                                                             ----------------------    -----------------------
 Total stockholder's equity                                                                  699.5                      671.2

                                                                             ----------------------    ----------------------

 Total liabilities and stockholder's equity                               $               22,485.8 $                 21,484.9
                                                                             ======================    ======================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (IN MILLIONS)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                             UNAUDITED             UNAUDITED
                                                                                              2000                    1999
                                                                                              ----                    ----
Net income (loss)                                                                      $             27.7     $             (4.2)
Other comprehensive income:
Net change in unrealized holding gains and losses on available-for-sale
        securities, net of tax                                                                        0.7                   10.7
Currency translation                                                                                 (0.1)                     -
                                                                                       --------------------   ---------------------
Other comprehensive income:                                                                           0.6                   10.7
                                                                                       --------------------   ---------------------

Comprehensive income                                                                   $             28.3     $              6.5
                                                                                       ====================   =====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (IN MILLIONS)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                ACCUMULATED
                                                           ADDITIONAL              OTHER                              TOTAL
                                          COMMON             PAID-IN           COMPREHENSIVE       RETAINED        STOCKHOLDER'S
                                           STOCK             CAPITAL              INCOME           EARNINGS           EQUITY
                                      ----------------   ----------------   ---------------   ---------------   -----------------
 Balance at December 31, 1999       $              5.9 $            199.4 $             7.1  $          458.8  $            671.2

 Comprehensive income:
     Net income                                                                                          27.7                27.7
     Other comprehensive income                                                         0.6                                   0.6
                                      ----------------   ----------------   ---------------   ---------------   -----------------

 Balance at March 31, 2000
                                    $              5.9 $            199.4 $             7.7   $       486.5     $           699.5
                                      ================   ================   ===============   ===============   =================


 Balance at December 31, 1998       $              5.9 $            199.4 $            75.9  $          496.4  $            777.6

 Comprehensive income:
     Net income                                                                                         (4.2)               (4.2)
     Other comprehensive income                                                        10.7                                  10.7
     Dividends to stockholder                                                                          (75.0)              (75.0)
                                      ----------------   ----------------   ---------------   ---------------   -----------------

 Balance at March 31, 1999          $              5.9 $            199.4 $            86.6  $          417.2  $            709.1
                                      ================   ================   ===============   ===============   =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS.



                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                              UNAUDITED        UNAUDITED
                                                                                 2000             1999
                                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                                            $    27.7        $   20.6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
      Amortization of discount and premiums                                          (0.3)             0.0
      Depreciation and amortization                                                    0.3             0.5
      Net realized gains on investments                                               (0.2)           (4.5)
      Tax benefit on disposal of subsidiary                                              -            14.8
      Interest credited to contractholder deposits                                    48.7            56.0
      Deferred federal income taxes                                                   12.1           (5.9)
Changes in assets and liabilities:
      Deferred acquisition costs                                                    (39.0)          (16.6)
      Accrued investment income                                                      (1.9)             1.0
      Other assets                                                                    13.1          (17.9)
      Future contract and policy benefits                                            (1.4)           (4.1)
      Other, net                                                                    (10.1)           12.7
                                                                            ---------------   -------------

Net cash provided by operating activities                                             49.0            56.6
                                                                            ---------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Sales, maturities and repayments of:
        Available-for-sale fixed maturities                                          208.9          413.3
        Subsidiary                                                                       -            33.6
        Mortgage loans                                                                50.1            24.0
        Real estate                                                                    3.0               -
      Purchases of:
        Available-for-sale fixed maturities                                        (366.9)         (143.8)
        Other invested assets                                                           -            (1.0)
        Mortgage loans                                                              (17.6)          (97.7)
        Real estate                                                                  (1.9)           (0.1)
      Changes in other investing activities, net                                      0.3              -
      Net change in policy loans                                                      0.3           (0.7)
      Net change in short term investments                                           94.6          (91.3)
                                                                            ---------------   -------------

Net cash provided by (used in) investing activities                                 (29.2)           136.4
                                                                            ---------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Deposits and interest credited to contractholder deposit funds                 317.0           341.3
      Withdrawals from contractholder deposit funds                                (566.1)         (471.8)
                                                                            ---------------   -------------

Net cash used in financing activities                                              (249.1)         (130.4)
                                                                            ---------------   -------------

Net change in cash and cash equivalents                                            (229.3)            62.6

      Cash and cash equivalents, beginning of period                                 550.3           264.7

      Cash and cash equivalents, end of period                                   $   321.0        $  327.3
                                                                            ===============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Income taxes paid, net of refunds                                         $   (19.5)        $   13.3

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General

         Sun Life Assurance Company of Canada (U.S.) (the "Company") was incorporated in 1970 as a life insurance company domiciled in the state of Delaware. The Company and its subsidiaries are licensed in 49 states and certain other territories and are engaged in the sale of individual variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, group life and disability insurance, and other asset management services.

         The Company is a wholly owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco"), which is an indirect wholly owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), the Company's ultimate parent as of December 31, 1999. SLOC is a life insurance company domiciled in Canada which reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc. ("SLF"), is now the ultimate parent of SLOC and the Company.

         Basis of Presentation

         For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements. The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which is a comprehensive basis of accounting other than generally accepted accounting principles. The Company has changed its basis of accounting for the three months ended March 31, 2000 to generally accepted accounting principles ("GAAP") and has restated the financial statements for the prior year ended December 31, 1999 (Consolidated Balance Sheet) and for the period ended March 31, 1999 (Consolidated Statement of Income, Consolidated Statement of Comprehensive Income, Consolidated Statement of Changes in Stockholder's Equity, and Consolidated Statement of Cash Flows) to conform with GAAP. See Note 5 for a reconciliation of statutory surplus to GAAP equity and statutory net income to GAAP net income.

         The Company owns all of the outstanding shares of Sun Life Insurance and Annuity Company of New York ("Sun Life (N.Y.)"), Sun Life of Canada (U.S.) Distributors, Inc. ("Sundisco"), Sun Life Financial Services Limited ("SLFSL"), Sun Benefit Services Company, Inc. ("Sunbesco"), Sun Capital Advisers, Inc. ("Sun Capital"), Sun Life Finance Corporation ("Sunfinco"), Sun Life of Canada (U.S.) SPE 97-1, Inc. ("SPE 97-1"), Clarendon Insurance Agency, Inc. ("Clarendon"), and Sun Life Information Services Ireland Limited ("SLIRL"). All significant intercompany transactions have been eliminated in consolidation.

         Sun Life (N.Y.) is engaged in the sale of individual fixed and variable annuity contracts and group life and disability insurance contracts in its state of domicile, New York. Sundisco is a registered investment adviser and broker-dealer. SLFSL serves as the marketing administrator for the distribution of the offshore products of Sun Life Assurance Company of Canada (Bermuda), an affiliate. Sun Capital is a registered investment adviser. SPE 97-1 was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. Clarendon is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. SLIRL provides information systems development services to the Company and its affiliates. Sunbesco and Sunfinco are currently inactive.

         During 1999, the Company sold two of its subsidiaries, Massachusetts Casualty Insurance Company ("MCIC") (sold February, 1999) and New London Trust F.S.B. ("NLT")(sold October, 1999). MCIC is a life insurance company which issues only individual disability income policies. NLT is a federally chartered savings bank, which grants commercial, residential real estate and installment loans. The results of operations of these subsidiaries are reported as discontinued operations.


         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates are those used in determining deferred policy acquisition costs, investment allowances, and the liabilities for future policyholder benefits. Actual results could differ from those estimates.

         Financial Instruments

         In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash and cash equivalents, investments such as fixed maturities, mortgage loans and equity securities, off balance sheet financial instruments, debt, loan commitments and financial guarantees. These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

         Cash and Cash Equivalents

         Cash and cash equivalents primarily include cash, commercial paper, money market investments, and short term bank participations. All such investments have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

         Investments

         The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments of Debt and Equity Securities. At the time of purchase, fixed maturity securities are classified based on intent, as held-to-maturity, available-for-sale, or trading. In order for the security to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums, and accretion of discounts. Trading securities are carried at estimated fair value with changes in unrealized gains or losses reported as a component of net investment income. Securities that do not meet this criterion are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with changes in unrealized gains or losses reported net of taxes in a separate component of stockholder's equity. Fair values are obtained from external market quotations. All securities transactions are recorded on a trade date basis.

         Mortgage loans are stated at unpaid principle balances, net of provisions for estimated losses. Mortgage loans acquired at a premium or discount are carried at amortized values net of provisions for estimated losses. Loans, which include primarily commercial first mortgages, and real estate are diversified by property type and geographic area throughout the United States. Mortgage loans are collateralized by the related properties and generally are no more than 75% of the properties' value at the time that the original loan is made.

         A loan is recognized as impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price. A specific valuation allowance is established if the fair value of the impaired loan is less than the recorded amount. Loans are also charged against the allowance when determined to be uncollectible. The allowance is based on a continuing review of the loan portfolio, past loss experience and current economic conditions, which may affect the borrower's ability to pay. While management believes that it uses the best information available to establish the allowance, future adjustments to the allowance may become necessary if economic conditions differ from the assumptions used in making the evaluation.

         Real estate investments are held for the production of income or held-for-sale. Real estate investments held for the production of income are carried at the lower of cost adjusted for accumulated depreciation or fair value. Real estate investments held-for-sale are primarily acquired through foreclosure of mortgage loans. The cost of real estate that has been acquired through foreclosure is the estimated fair value at the time of foreclosure. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally 40 to 50 years.

         Policy loans are carried at the amount of outstanding principal balance not in excess of net cash surrender values of the related insurance policies.

         Other invested assets consist primarily of leveraged leases and tax credit partnerships.

         The Company uses derivative financial instruments including financial futures contracts, equity options, interest rate swaps, foreign currency swaps and forward spread lock contracts as a means of hedging exposure to interest rate, currency and equity price risk. Hedge accounting is used to account for certain derivatives. To qualify for hedge accounting, the changes in fair value of the derivative must be expected to substantially offset the changes in the value of the hedged item. Hedges are monitored to ensure that there is a correlation between the derivative instrument and the hedged investment. Derivative instruments qualifying for hedge accounting treatment are marked to market and the related changes in fair value are included in a separate component of stockholder's equity. To the extent that the correlation of the derivative instrument and hedged item is not established, the derivative instrument is marked to market and the related change in fair value is recognized in the statement of operations as a component of net investment income.

         Investment income is recognized on an accrual basis. Realized gains and losses on the sales of investments are recognized in operations at the date of sale and are determined using the specific cost identification method. When an impairment of a specific investment or a group of investments is determined to be other than temporary, a realized investment loss is recorded. Changes in the provision for estimated losses on mortgage loans and real estate are included in net realized investment gains and losses.

         Interest income on loans is recorded on the accrual basis. Loans are placed in a non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of principal and interest is doubtful. When a loan is placed in non-accrual status, all interest previously accrued is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest, have performed on a sustained basis for a reasonable period of time, and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

         Deferred Policy Acquisition Costs

         Acquisition costs consist of commissions, underwriting and other costs which vary with and are primarily related to the production of revenues. Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, and universal and variable life products are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges and direct variable administrative expenses. This amortization is reviewed annually and adjusted retrospectively by a cumulative charge or credit to current operations when the Company revises its estimate of current or future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments. Acquisition costs related to fixed annuities and other life insurance products are deferred and amortized, generally in proportion to the ratio of annual revenue to the estimated total revenues over the contract periods based upon the same assumptions used in estimating the liability for future policy benefits.

         Deferred acquisition costs for each life product are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although realization of deferred policy acquisition costs is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced. The amount of amortization of deferred policy acquisition costs could be revised in the near term if any of the estimates discussed above are revised.

         Other Assets

         Property, equipment, leasehold improvements, and capitalized software costs, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 30 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements. Reinsurance receivables from reinsurance ceded are also included in other assets.


         Policy Liabilities and Accruals

         Future contract and policy benefits are liabilities for life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 4.5% to 5.5% for life insurance and 6% to 11.25% for annuities. The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon both the Company's and its affiliates' experience and industry standards. Estimated liabilities are established for group life and health policies that contain experience rating provisions.

         Policyholder contract deposits consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities and guaranteed investment contracts. The liabilities are determined using the retrospective deposit method and consist of net deposits and investment earnings less administrative charges. The liability is before the deduction of any applicable surrender charges.

         Other policy liabilities include liabilities for policy and contract claims. These amounts consist of the estimated amount payable for claims reported but not yet settled and an estimate of claims incurred but not reported. The amount reported is based upon historical experience, adjusted for trends and current circumstances. Management believes that the recorded liability is sufficient to provide for the associated claims adjustment expenses. Revisions to these estimates are included in operations in the year such refinements are made.

         Revenue and Expenses

         Premiums for traditional individual life and annuity products are considered revenue when due. Premiums related to group life and group disability insurance are recognized as revenue pro-rata over the contract period. The unexpired portion of these premiums is recorded as unearned premiums. Revenue from universal life-type products and investment-related products includes charges for cost of insurance (mortality), initiation and administration of the policy and surrender charges. Revenue is recognized when the charges are assessed except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

         Benefits and expenses, other than deferred policy acquisition costs, related to traditional life, annuity, and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and spread income recognition over expected policy lives. For universal life-type and investment-type contracts, benefits include interest credited to policyholders' accounts and death benefits in excess of account values, which are recognized as incurred.

         Income Taxes

         The Company and its subsidiaries participate in a consolidated federal income tax return with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., direct wholly owned subsidiary of SLOC and parent company of Life Holdco and other affiliates. Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. These differences result primarily from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

         Separate Accounts

         The Company has established separate accounts applicable to various classes of contracts providing for variable benefits. Contracts for which funds are invested in separate accounts include variable life insurance and individual and group qualified and non-qualified variable annuity contracts. Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market value and the investment risk of such securities is retained by the policyholder.

         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities at fair value in the balance sheet and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations.

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB SFAS No. 133." SFAS No. 137 delays the effective date of SFAS
         No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000. The Company is evaluating SFAS No. 133 and has not determined its effect on the consolidated financial statements.

         On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on when an insurance or other enterprise should recognize a liability for guaranty fund and other assessments and on how to measure such liability. The adoption of SOP 97-3 had no material impact on the financial position or results of operations of the Company.

         On January 1, 1999, the Company adopted AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. The adoption of SOP 98-1, had no material impact on pre-tax income in either three month period.


(2)      TRANSACTIONS WITH AFFILIATES

         The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $7,374,000 and $6,798,000 for the three month period in 2000 and 1999.

         The Company leases office space to SLOC under lease agreements with terms expiring in September, 2004 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for the three month period amounted to approximately $1,994,000 in 2000 and $1,762,000 in 1999.

         During January 2000, the Company purchased $200 million of term notes issued by an affiliate, Massachusetts Financial Services Company, maturing in 2003 and 2004.


(3)  SEGMENT INFORMATION

         The Company offers financial products and services such as fixed and variable annuities, retirement plan services, and life insurance on an individual and group basis, as well as disability insurance on a group basis. Within these areas, the Company conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the three operating segments and to engage in other financing related activities.

         The Individual Protection segment markets and administers a variety of life insurance products sold to individuals and corporate owners of individual life insurance. The products include whole life, universal life and variable life products.

         The Group Protection segment markets and administers group life and long-term disability insurance to small and mid-size employers in the State of New York.

         The Wealth Management segment markets and administers individual and group variable annuity products, individual and group fixed annuity products which include market value adjusted annuities, and other retirement benefit products.

         Summarized unaudited financial information by segment is provided in the tables below:

(IN MILLIONS)                                                                                               MARCH 31,
                                              PERIOD ENDED MARCH 31, 2000                                      2000
                                              ---------------------------                              -------------------


                             TOTAL                TOTAL              PRETAX            NET                   TOTAL
                           REVENUES           EXPENDITURES           INCOME          INCOME                  ASSETS
                         --------------    --------------------    ------------    ------------        -------------------
Individual
Protection                        $3.1                    $3.2           ($.1)           ($.1)                     $325.0
Group
Protection                         4.2                     3.3              .9              .6                       27.8
Wealth
Management                       146.9                    99.3            47.6            32.6                   21,903.1
Corporate                          7.1                    12.9            (5.8)         ( 5.4)                      229.8
                         ==============    ====================    ============    ============        ===================
                  Total         $161.3                  $118.7           $42.6           $27.7                 $ 22,485.7
                         ==============    ====================    ============    ============        ===================

                                                                                                          DECEMBER 31,
                                              PERIOD ENDED MARCH 31, 1999                                   1999
                                              ---------------------------                              -------------------

Individual
Protection                        $4.4                    $4.4             $ -             $ -                     $291.5
Group
Protection                         4.2                     3.6              .6              .4                       20.0
Wealth
Management                       146.3                   120.5            25.8            18.1                   20,534.2
Corporate                          8.9                    11.4           (2.5)             2.1                      639.2
                         ==============    ====================    ============    ============        ===================
                  Total         $163.8                  $139.9           $23.9           $20.6                 $ 21,484.9
                         ==============    ====================    ============    ============        ===================



(4)      DISCONTINUED OPERATIONS

         In February 1999, the Company completed the sale of its wholly-owned subsidiary, MCIC for approximately $34,000,000 million. The Company realized a loss of $25,600,000 on the sale.

         In October 1999, the Company completed the sale of its wholly-owned subsidiary, NLT. A summary of the results of these discontinued operations follows:

         (in millions)                                                                        March 31, 1999
         Revenue                                                                                         $ 7.5
         Expenses                                                                                          6.2
         Provision for income taxes                                                                         .5
                                                                                            ===================
         Income from discontinued operations                                                              $ .8
                                                                                            ===================


(5)      STATUTORY FINANCIAL INFORMATION

         For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements. The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which is a comprehensive basis of accounting other than generally accepted accounting principles. The Company has changed its basis of accounting for the three months ended March 31, 2000 to generally accepted accounting principles ("GAAP") and has restated the financial statements for the prior year ended December 31, 1999 (Consolidated Balance Sheet) and for the period ended March 31, 1999 (Consolidated Statement of Income, Consolidated Statement of Comprehensive Income, Consolidated Statement of Changes in Stockholder's Equity, and Consolidated Statement of Cash Flows) to conform with GAAP. The Statutory Balance Sheet filed as part of the 1999 10K is shown below:

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
CAPITAL STOCK AND SURPLUS

                                                                                                       DECEMBER 31, 1999
                                                                                                  ----------------------------
ADMITTED ASSETS
Bonds                                                                                         $                     1,221,970
Common stocks                                                                                                          75,283
Mortgage loans on real estate                                                                                         528,911
Properties acquired in satisfaction of debt                                                                            15,641
Investment real estate                                                                                                 79,182
Policy loans                                                                                                           40,095
Cash and short-term investments                                                                                       316,971
Other invested assets                                                                                                  67,938
Investment income due and accrued                                                                                      25,303
Other assets                                                                                                            5,807
                                                                                                  ----------------------------
General account assets                                                                                              2,377,101
Separate account assets
 Unitized                                                                                                          15,490,328
 Non-unitized                                                                                                       2,080,726
      TOTAL ADMITTED ASSETS                                                                   $                    19,948,155
                                                                                                  ============================

LIABILITIES
Aggregate reserve for life policies and contracts                                             $                     1,153,642
Supplementary contracts                                                                                                 3,182
Policy and contract claims                                                                                                962
Liability for premium and other deposit funds                                                                         564,820
Surrender values on cancelled policies                                                                                     16
Interest maintenance reserve                                                                                           41,771
Commissions to agents due or accrued                                                                                    3,253
General expenses due or accrued                                                                                        14,055
Transfers from Separate Accounts due or accrued                                                                     (467,619)
Taxes, licenses and fees due or accrued, excluding FIT                                                                    379
Federal income taxes due or accrued                                                                                    89,031
Unearned investment income                                                                                                 22
Amounts withheld or retained by company as agent or trustee                                                             (442)
Remittances and items not allocated                                                                                     1,078
Asset valuation reserve                                                                                                44,071
Payable to parent, subsidiaries, and affiliates                                                                        26,284
Other liabilities                                                                                                      16,674
                                                                                                  ----------------------------
General account liabilities 1,491,179 Separate account liabilities:
 Unitized                                                                                                          15,489,908
 Non-unitized                                                                                                       2,080,726
                                                                                                  ----------------------------
    TOTAL LIABILITIES                                                                                              19,061,813
                                                                                                  ----------------------------



CAPITAL STOCK AND SURPLUS
Common capital stock                                                                                                    5,900
                                                                                                  ----------------------------
Surplus notes                                                                                                         565,000
Gross paid in and contributed surplus                                                                                 199,355
Unassigned funds                                                                                                      116,087
                                                                                                  ----------------------------
Surplus                                                                                                               880,442
 Total common capital stock and surplus                                                                               886,342
                                                                                                  ----------------------------
      TOTAL LIABILITIES, CAPITAL STOCK AND SURPLUS                                            $                    19,948,155
                                                                                                  ============================

The following information reconciles statutory net income and statutory surplus with net income and equity on a GAAP basis.

(in millions)                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                       2000                  1999
Statutory net income                                                            $   21.4                $   37.7

Adjustments to GAAP for life insurance companies:
  Statutory interest maintenance reserve                                             (.8)                    (.9)
  Investment income and realized gains(losses)                                       1.9                   (14.5)
  Policyowner benefits                                                             (24.4)                  (35.4)
  Deferred policy acquisition costs                                                 39.0                    16.6
  Deferred income taxes                                                            (11.1)                   (9.0)
  Other,net                                                                          1.7                     1.3
                                                                                -------------------     ------------------
GAAP net income (loss)                                                          $   27.7                $   (4.2)
                                                                                ===================     ==================


                                                                                     MARCH 31,                 DECEMBER 31,
                                                                                       2000                       1999
Statutory surplus                                                                          $ 915.5                $ 886.3

Adjustments to GAAP for life insurance companies:
  Valuation of investments                                                                     3.2                    3.7
  Deferred policy acquisition costs                                                          728.1                  686.3
  Future policy benefits and
     Contractholder deposit funds                                                           (386.4)                (350.2)
  Deferred income taxes                                                                     ( 89.4)                ( 86.1)
  Statutory interest maintenance reserve                                                      41.3                   42.3
  Statutory asset valuation reserve                                                           42.4                   45.3
  Surplus notes                                                                             (565.0)                (565.0)
  Other, net                                                                                   9.8                    8.6
                                                                              ---------------------    -------------------
GAAP equity                                                                                $ 699.5                $ 671.2
                                                                              =====================    ===================

The NAIC has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices and are effective in 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The changes of codification will not have a material impact on statutory surplus.

(6)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for potential losses and costs of defense, will have a material adverse effect on the financial condition of operating results of the Company.

         Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company and its subsidiaries pursuant to these laws may be used as credits for a portion of the associated premium taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO 1999:

NET INCOME

Net income increased by $31.9 million to $27.7 million in 2000, reflecting an increase of $7.1 million in income from continuing operations, a decrease of $.8 million in income from discontinued operations, and $25.6 million of after-tax loss from the sale of Massachusetts Casualty Insurance Company which occurred in 1999.

INCOME FROM OPERATIONS BY SEGMENT

The Company's income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of income from operations by segment, which is discussed more fully below.



                                              2000             1999             $ CHANGE             % CHANGE
                                              ----             ----             --------             --------
WEALTH MANAGEMENT                              $ 32.6            $ 18.1               $14.5                  80.1%
INDIVIDUAL PROTECTION                            (.1)            -                     (.1)              -
GROUP PROTECTION                                   .6                .4                  .2                  50.0%
CORPORATE                                       (5.4)               2.1               (7.5)               (357.1%)
                                           ===========      ============     ===============     ==================
                                               $ 27.7            $ 20.6               $ 7.1                  34.5%
                                           ===========      ============     ===============     ==================

WEALTH MANAGEMENT SEGMENT

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. It primarily markets to upscale consumers in the U.S., selling individual and group fixed and variable annuities. Its major product lines, "Regatta" and "Futurity," are combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., a subsidiary of the Company.

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

Net income increased by $14.5 million to $32.6 million in 2000 primarily due to the increased volume of inforce business. Following are the major factors affecting the Wealth Management segment's results in 2000 as compared to the same period in 1999.

- Fee income increased primarily as a result of higher variable annuity account balances. Fee income was higher by approximately $19 million in the first three months of 2000 compared to the same period in 1999. Market appreciation and net deposit activity have been key factors in the growth in the account balances. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts. Variable annuity assets have increased by almost $5 billion since January 1, 1999.

- Net deposits of annuity products decreased by $99 million compared with the first quarter of 1999. The decrease in net deposits results primarily from increases in variable annuity surrenders in 2000. The surrenders are primarily related to older products which are no longer actively marketed. The Company expects that as the separate account block of business continues to grow, from both net deposits and asset appreciation, and as an increasing number of accounts are no longer subject to surrender charges, surrenders will tend to increase. The Company is implementing a conservation program with the aim of improving asset retention.

    Total new deposits to fixed and variable annuities increased by $26 million to $669 million in 2000. Sales of the Futurity line of products represented $155 million of total annuity deposits in 2000, an increase of $96 million from the same three month period in 1999. The Company expects that sales of the Futurity product will continue to increase in the future, based on management's beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity; that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

- There has been a shift in demand to variable account products from general account products. As a consequence, there has been a decline in average general account invested assets and, in turn, net investment income has declined. Net investment income reflects only income earned on invested assets of the general account. Net investment income and realized gains for the Wealth Management segment decreased by $20 million for the first three months of 2000 as compared to the same period in 1999. This decline in average general account assets primarily reflects the Company's decision in 1997 to no longer market group pension and GIC products and as a consequence, a declining block of in-force business as GICs mature and are surrendered.

- Policyholder benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) decreased by approximately $5.4 million in the three months ended March 31, 2000 as compared to the same period in 1999. This is less than the decrease in investment income as the surrenders of maturing GIC contracts on which the Company earns a positive spread are being partially replaced by sales of annuities under the Company's Dollar Cost Averaging ("DCA") programs. Under these programs, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is systematically transferred to the variable portion of the contract in equal periodic installments.

- Underwriting, acquisition and other operating expenses increased by $4.0 million reflecting the increased volumes of both new business and inforce business.

- Amortization of deferred policy acquisition costs decreased by $21.6 million primarily reflecting the impact of the increased variable annuity assets, due to significant appreciation during the latter part of 1999 and through the first quarter of 2000, and the resulting increase in expected future gross profits from increased fee income. Since future gross profits are expected to be higher, the current amortization of deferred policy acquisition costs is lower.

INDIVIDUAL PROTECTION SEGMENT


The Company currently markets individual variable life insurance products. These products include a variable universal life product marketed to the company-owned life insurance ("COLI") market, which product was introduced in late 1997. In September 1999, the Company introduced a new variable life product as part of the Futurity product portfolio. The Company's management expects that the Company's variable life business will grow and become more significant in the future.

Net income from the Individual Protection segment decreased by $.1 million from the same period in 1999.

GROUP PROTECTION SEGMENT

The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income from the Group Protection segment increased by $.2 million from the same period in 1999 primarily due to favorable claims experience.


CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

In the first three months of 2000, income from operations for the Corporate segment decreased by $7.5 million to a ($5.4) million net loss. This decrease reflected lower net investment income, mainly from lower assets due to dividend payments in 1999 of $75 million, increased operational expenses and increased income taxes. Income taxes in 1999 reflected an income tax benefit associated with tax operating losses with subsidiaries not allocated to the operating segments.

FINANCIAL CONDITION & LIQUIDITY

ASSETS

- The Company's total assets comprise those held in its general account and those held in its separate accounts. General account assets support general account liabilities. Separate accounts are investment vehicles for the Company's variable life and annuity contracts. Policyholders may choose from among various investment options offered under these contracts according to their individual needs and preferences. Policyholders assume the investment risks associated with these choices. Separate account assets are not available to fund the liabilities of the general account.


     The following table summarizes significant changes in asset balances during the first three months of 2000. The changes are discussed below.

                                                 ASSETS
                                            ($ IN MILLIONS)
                                             MARCH 31, 2000          DECEMBER 31, 1999        % CHANGE
                                                                                            2000/1999
GENERAL ACCOUNT ASSETS                               $ 5,187.0                $ 5,361.6            (3.3)
SEPARATE ACCOUNT ASSETS                               17,298.8                 16,123.3              7.3
                                       ------------------------ ------------------------ ----------------

TOTAL ASSETS                                         $22,485.8                $21,484.9              4.7
                                       ======================== ======================== ================


General account assets decreased by 3.3% in 2000, but variable separate account assets increased by 7.3%. This growth in variable separate accounts as compared to the general account reflects two main factors: appreciation of the funds held in the variable separate accounts has exceeded that of the funds held in the general account; and annuity deposits into variable accounts, including transfers under the DCA programs have increased, while annuity deposits into fixed accounts have slowed. The Company believes this pattern has reflected a shift in the preferences of policyholders, which is largely attributable to the strong performance of equity markets in general and of the Company's variable account funds in particular.

The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash, invested assets, and deferred policy acquisition costs, which represented essentially all of general account assets at March 31, 2000. Major types of invested asset holdings included fixed maturity securities, short-term investment mortgages, real estate and other invested assets. The Company's fixed maturity securities comprised 70.5% of the Company's portfolio at March 31, 2000, and included both public and private issues. It is the Company's policy to acquire only investment-grade securities. As a result, the overall quality of the fixed maturity portfolio is high. At March 31, 2000, only 5.1% of the fixed maturity portfolio was rated below-investment-grade. Short-term investments in fixed maturity securities represented 2.1 % of the total portfolio. The Company's mortgage holdings amounted to $898.1 million at March 31, 2000, representing 22.3% of the total portfolio. All mortgage holdings at March 31, 2000 were in good standing. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At March 31, 2000, investment real estate amounted to $94.3 million, representing about 2.3% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Other invested assets amounted to $68.3 million, representing about 1.7% of the portfolio. These holdings comprised mainly leveraged lease investments.

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


CAPITAL MARKETS RISK MANAGEMENT

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk", in this Quarterly Report on Form 10-Q for a discussion of the Company's capital markets risk management.


CAPITAL RESOURCES

CAPITAL ADEQUACY

The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital at March 31, 2000 and at year-end 1999.


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

In managing its general account assets in relation to its liabilities, the Company has segmented these assets by product or by groups of products. The Company manages each segment's assets based on an investment policy that it has established for that segment. Among other matters, this investment policy considers liquidity requirements and provides cash flow estimates. The Company reviews these policies quarterly.

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

OTHER MATTERS


DEMUTUALIZATION

The Company's ultimate parent as of December 31, 1999, SLOC, completed its demutualization on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc. ("SLF"), is now the ultimate parent of SLOC and the Company. SLF, a corporation organized in Canada, is a reporting company under the Securities Exchange Act of 1934, as amended, with common shares listed on the Toronto, New York, London, and Manila stock exchanges.

YEAR 2000 COMPLIANCE

The statements in this section include "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

During the fourth quarter of 1996, the Company, SLOC and affiliates began a comprehensive analysis of its information technology ("IT") and non-IT systems, including its hardware, software, data, data feed products, and internal and external supporting services, to address the ability of these systems to correctly process date calculations through the year 2000 and beyond. The Company created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company. This team, which worked with dedicated personnel from all business units and with the legal and audit departments, reported directly to the Company's senior management on a monthly basis. In addition, the Company's Year 2000 project was periodically reviewed by internal and external auditors.

Relevant systems were identified and their components inventoried, needed resolutions were documented, timelines and project plans were developed, and remediation and testing were completed. All of the Company's critical systems were assessed, fixed where necessary, tested, and, based on those tests, are considered to be Year 2000 compliant. The Company regards Year 2000 compliance as meaning that its business systems have passed tests that indicate they have operated accurately and will continue to operate accurately after January 1, 2000 with respect to Year 2000 issues.

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

As of March 31, 2000, the Company had expended, cumulatively, approximately $5.5 million on its Year 2000 effort. The Company has budgeted $200,000 in 2000 for post-project tasks such as document retention.


SALE OF SUBSIDIARIES

On February 5, 1999, the Company sold Massachusetts Casualty Insurance Company ("MCIC"), a disability insurance company, to an unaffiliated party. The net proceeds of this sale were $34 million and the Company realized a post-tax loss of $25.6 million.

On October 29, 1999, the Company sold New London Trust F.S.B. ("NLT"), to an unaffiliated party for approximately $30 million. The net income of NLT for the period ended March 31, 1999 is reflected in net income from discontinued operations.

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

TYPES OF MARKET RISKS

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's policy, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company assumes no foreign currency or commodity risk, nor does it assume equity price risk except to the extent that it holds real estate in its portfolios. (At March 31, 2000, investment real estate holdings represented approximately 2.3% of the Company's total general account portfolio.) The management of interest rate risk exposure is discussed below.

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

-    an option pricing methodology;

- the use of effective duration and convexity to measure interest rate sensitivity; and

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

Liabilities categorized as financial instruments and held in the Company's general account at March 31, 2000 had a fair value of $2,913.1 million. Fixed income investments supporting those liabilities had a fair value of $4,065.8 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on March 31, 2000. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $66.7 million and the corresponding assets would show a net decrease of $117.2 million.

By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 1999 had a fair value of $3,105.2 million. Fixed income investments supporting those liabilities had a fair value of $4,308.6 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 1999. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $63.8 million and the corresponding assets would show a net decrease of $118.0 million.

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

Based on its processes for analyzing and managing interest rate risk, the Company's management believes its exposure to interest rate changes will not materially affect its near-term financial position, results of operations, or cash flows.


PART II:  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A written consent in lieu of a meeting of the shareholders of the Company was executed on February 10, 2000.

(b) The following directors of the Company were re-elected by unanimous written consent:

         Richard B. Bailey
         David D. Horn
         Angus A. MacNaughton
         C. James Prieur
         S. Caesar Raboy
         Donald A. Stewart

     The following directors of the Company were elected by unanimous written consent:

         Gregory W. Gee
         James A. McNulty, III
         William W. Stinson



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference unless otherwise indicated:

EXHIBIT NO.
-----------
(3)(i) Articles of incorporation (filed as Exhibit 6 to the Registration Statement on Form N-4 (Registration No. 333-37903), filed
         October 14, 1997)

(3)(ii)  By-laws, amended effective as of January 1, 2000 (filed herewith)

27 FINANCIAL DATA SCHEDULE (filed herewith)


(b)  On April 7, 2000, the Company filed a report on Form 8-K describing in
     Item 5 (Other Events) the demutualization of SLOC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sun Life Assurance Company of Canada (U.S.)
                                                    (Registrant)


Date     May 15, 2000                       /s/ Davey S. Scoon
                                            -------------------------------
                                            Davey S. Scoon
                                            Vice President,
                                            Finance and Treasurer

Date     May 15, 2000                       /s/ Michael K. Moran
                                            --------------------------------
                                            Michael K. Moran
                                            Assistant Vice President Finance

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                                     BY-LAWS

                                    ARTICLE 1

                                     OFFICES

                    Section 1.01. REGISTERED OFFICE. The registered office of the corporation shall be in the city of Wilmington, County of New Castle, State of Delaware.

                    Section 1.02. OTHER OFFICES. The corporation may also have offices at such other places both within and without the State of Delaware as the board of directors may from time to time determine or the business of the corporation may require.

                                    ARTICLE 2

                            MEETINGS OF STOCKHOLDERS

                    Section 2.01. PLACE OF MEETINGS. All meetings of the stockholders shall be held at such place, either within or without the State of Delaware, as shall be designated from time to time by the board of directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof.

                    Section 2.02. ANNUAL MEETING. Annual meetings of stockholders shall be held in each year on such date and at such time as shall be determined from time to time by the board of directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof. At each annual meeting the stockholders shall elect by a plurality vote a board of directors, and transact such other business as may properly be brought before the meeting.

                    Section 2.03. NOTICE OF ANNUAL MEETING. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than fifty days before the date of the meeting.

                    Section 2.04. STOCKHOLDERS' LIST. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held.

The list shall also be produced and kept at the time and place of the meeting during the whole time therof, and may be inspected by any stockholder who is present.

                    Section 2.05. SPECIAL MEETINGS. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the president and shall be called by the president or secretary at the request in writing of a majority of the board of directors or at the request in writing of the holders of a majority of the outstanding stock.

                    Section 2.06. NOTICE OF SPECIAL MEETINGS. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten nor more than fifty days before the date of the meeting, to each stockholder entitled to vote at such meeting.

                    Section 2.07. LIMITATION ON BUSINESS AT SPECIAL MEETING. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

                    Section 2.08 QUORUM. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

                    Section 2.09. VOTE REQUIRED FOR ACTION. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the certificate of incorporation, a different vote is required in which case such express provision shall govern and control the decision of such question.

                    Section 2.10. VOTING - PROXY. Unless otherwise provided in the certificate of incorporation each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period.

                    Section 2.11. WRITTEN CONSENT IN LIEU OF VOTE. Any action required to be taken at any annual or special meeting of stockholders of the corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of all shares of outstanding stock entitled to vote thereon at a meeting.

                                    ARTICLE 3

                                    DIRECTORS

                    Section 3.01. NUMBER AND QUALIFICATIONS OF DIRECTORS. The number of directors which shall constitute the whole board shall not be less than three. The first board shall consist of five directors. Thereafter, within the limits above specified, the number of directors shall be determined by resolution of the board of directors or by the stockholders at the annual meeting. The directors shall be elected at the annual meeting of the stockholders, except as provided in Section 3.02 of this Article, and each director elected shall hold office until his or her successor is elected and qualified. Subject to such transition rules as may be adopted by the board of directors, except for any person who is an employee of the corporation or its affiliates, no person shall be eligible to stand for election or re-election as a director of the corporation if that person has reached the age of 70 years at the time of the election or re-election. Directors need not be stockholders.

                    Section 3.02. VACANCIES AND NEWLY CREATED DIRECTORSHIHPS. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced.

                    Section 3.03. POWERS OF DIRECTORS. The business and affairs of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these by-laws directed or required to be exercised or done by the stockholders, including, without limitation, the creation of one or more separate accounts and adoption of rules and regulations providing for the operation and management of any such separate account by a board, committee or other body selected as authorized by such rules and regulations and the provisions of the certificate of incorporation.

                    Section 3.04. PLACE OF MEETING. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.

                    Section 3.05. REGULAR MEETINGS. Regular meetings of the board of directors may be held without notice at such time and at such place as shall from time to time be determined by the board.

                    Section 3.06. SPECIAL MEETINGS. Special meetings of the board may be called by the president on three days' notice to each director, either personally or by mail, telegram or telephone; special meetings shall be called by the president or secretary in like manner and on like notice on the written request of two directors.

                    Section 3.07. QUORUM. At all meetings of the board one-third of the whole number of directors as last fixed prior to such meeting, but in any event not less than two, shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation. If a quorum shall not be present at any meeting of the board of directors the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

                    Section 3.08. WRITTEN CONSENT IN LIEU OF MEETING. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if all members of the board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board or committee.

                    Section 3.09. COMMITTEES. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution of the board of directors, shall have and may exercise all the powers and authority of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the by-laws of the corporation; and, unless the resolution or the certificate of incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.

                    Section 3.10. COMMITTEE MINUTES AND REPORTS. Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required.

                    Section 3.11. COMPENSATION. The compensation of the members of the board of directors shall be authorized by the holders of a majority of the outstanding stock. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                                    ARTICLE 4

                                     NOTICES

                    Section 4.01. MANNER OF GIVING NOTICE. Whenever, under the provisions of the statutes or of the certificate of incorporation or of these by-laws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or stockholder, at his address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the mail. Notice to directors may also be given by telegram or telephone.

                    Section 4.02. WAIVER OF NOTICE. Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                    ARTICLE 5

                                    OFFICERS

                    Section 5.01. PRINCIPAL AND OTHER OFFICERS. The officers of the corporation shall include a president, a secretary and a treasurer. The board of directors may also appoint a chairman, one or more vice-presidents, and such other officers as are from time to time desired. Any number of offices may be held by the same person, unless the certificate of incorporation or these by-laws otherwise provide.

                    ` Section 5.02. TIME AND MANNER OF SELECTION. The board of directors at its first meeting after each annual meeting of stockholders shall choose a president, a secretary, a treasurer and such other officers as it shall deem necessary.

                    Section 5.03. COMPENSATION. The remuneration of all officers of the corporation shall be fixed by the board of directors.

                    Section 5.04. TERM OF OFFICE - VACANCIES. The officers of the corporation shall hold office until their successors are chosen and qualified or until their earlier resignation or removal. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the whole board of directors. Any vacancy occurring in any office of the corporation shall be filled by the board of directors.

                    Section 5.05. THE CHAIRMAN. The chairman, if one be appointed, shall preside at all meetings of the stockholders and of the board of directors, and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                    Section 5.06. THE PRESIDENT. The president shall be the chief executive officer of the corporation, and if there is no chairman, or in the absence of the chairman, or at the chairman's request, the president shall preside at all meetings of the stockholders and of the board of directors, shall have general management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect.

                    Section 5.07. THE VICE-PRESIDENTS. In the absence of the president or in the event of his inability or refusal to act, the vice-president (or in the event there be more than one vice-president, the vice-presidents in the order designated, or in the order of their election) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The vice-presidents shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                    Section 5.08. THE SECRETARY. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. He shall have custody of the corporate seal of the corporation and he shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature. The board of directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by his signature.

                    Section 5.09. TREASURER. The treasurer shall keep full and accurate books of account in which shall be recorded all receipts and disbursements of the corporation, and shall pursuant to the direction of the board of directors or of the president, under whose supervision he shall be, control the deposit of moneys, the safekeeping of securities and the disbursement of the funds of the corporation; he shall render to the president, or the board of directors at the regular meetings thereof, or whenever required of him, an account of all his transactions as treasurer and of the financial condition of the corporation; and he shall perform such other duties as may from time to time be prescribed by the board of directors or the president.

                    Section 5.10. OTHER OFFICERS. Officers other than the president, secretary and treasurer, shall perform such duties as may be assigned to them by the board of directors.

                                    ARTICLE 6

                                      STOCK

                    Section 6.01. STOCK CERTIFICATES. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the president or a vice-president and the treasurer or the secretary of the corporation, certifying the number of shares owned by him in the corporation.

                    Section 6.02. FACSIMILE SIGNATURE. Where a certificate is countersigned (1) by a transfer agent other than the corporation or its employee, or (2) by a registrar other than the corporation or its employee, any other signature on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

                    Section 6.03. LOST CERTIFICATES. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

                    Section 6.04 TRANSFER OF STOCK. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                    Section 6.05. FIXING RECORD DATE. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, to express consent to corporate action in writing without a meeting, to receive payment of any dividend or other distribution or allotment of any rights, to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of a stockholders' meeting, nor more than sixty days prior to the distribution of such rights, the exercise of such rights or the taking of any other lawful action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.

                    Section 6.06. REGISTERED STOCKHOLDERS. The corporation shall be entitled to treat the record holder of any shares of the corporation as the owner thereof for all purposes, including all rights deriving from such shares, and shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares, on the part of any other person, whether or not the corporation shall have either actual or constructive notice thereof.

                                    ARTICLE 7

                               GENERAL PROVISIONS

                    Section 7.01. DIVIDENDS. Dividends upon the capital stock of the corporation may be declared by the board of directors at any regular or special meeting out of any funds legally available therefor. Cash dividends may be paid out of that part of the corporation's available and accumulated surplus funds which was derived from realized net operating profits of its business and realized capital gains. A cash dividend otherwise lawful may be paid out of such earned surplus even though total surplus is at the time less than previously contributed or paid in surplus. Stock dividends may be paid out of any available surplus funds.

                    Section 7.02. EXECUTION OF INSTRUMENTS. Except as otherwise provided in these by-laws, all deeds, mortgages, bonds, contracts, policies, reports and other instruments may be executed on behalf of the company by the president or any vice-president or by any other officer authorized to act in such manner, whether by law, the certificate of incorporation, these by-laws, or any general or special authorization of the board of directors. The corporate seal may be affixed and attested by the secretary or any other officer authorized by the board of directors.

                    Section 7.03. FACSIMILE SIGNATURES. Any policy, insurance contract, annuity contract, contract of deposit, premium receipt, dividend notice or endorsement or amendment of any such instrument may be signed by means of an engraved, lithographed or otherwise mechanically produced facsimile of the signature of the president, secretary or other person or persons as may be designated for this purpose by resolution of the board of directors, and the execution by the corporation of any such instrument so signed shall be as valid and binding upon the corporation as though manual signatures of the authorized officers had been used in the signing thereof. If any officer whose facsimile signature has been used as above provided has ceased to hold office prior to the delivery of the instrument, the instrument may nevertheless be issued and delivered by the corporation and shall be valid and binding on the corporation.

                    Section 7.04. DISBURSEMENT OF FUNDS. All checks, drafts or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

                    Section 7.05. VOTING STOCK IN OTHER CORPORATIONS. Unless otherwise ordered by the board of directors, the chairman, the president, or any vice-president shall have full power and authority to attend and act and vote at any meeting of stockholders of any corporation in which this corporation may hold stock, and the chairman, the president, or any vice-president of the corporation may execute proxies authorizing designated persons to vote shares of stock of other corporations standing in the name of this corporation.

                    Section 7.06. FISCAL YEAR. The fiscal year of the corporation shall be the calendar year unless otherwise fixed by resolution of the board of directors.

                    Section 7.07. SEAL. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                    ARTICLE 8

                                 INDEMNIFICATION

                    Section 8.01(a). Every person who is or was a director, officer or employee of this corporation or of any other corporation which he served at the request of this corporation and in which this corporation owns or owned shares of capital stock or of which it is or was a creditor shall have a right to be indemnified by this corporation against all liability and reasonable expenses incurred by him in connection with or resulting from any claim, action, suit or proceeding in which he may become involved as a party or otherwise by reason of his being or having been a director, officer or employee of this corporation or such other corporation, provided (1) said claim, action, suit or proceeding shall be prosecuted to a final determination and he shall be vindicated on the merits, or (2) in the absence of such a final determination vindicating him on the merits, the board of directors shall determine that he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful; said determination to be made by the board of directors acting through a quorum of disinterested directors, or in its absence on the opinion of counsel.

                    (b) For purposes of the preceding subsection: (1) "liability and reasonable expenses" shall include but not be limited to reasonable counsel fees and disbursements, amounts of any judgment, fine or penalty, and reasonable amounts paid in settlement; (2) "claim, action, suit or proceeding" shall include every such claim, action, suit or proceeding, whether civil or criminal, derivative or otherwise, administrative, judicial or legislative, any appeal relating thereto, and shall include any reasonable apprehension or threat of such a claim, action, suit or proceeding; (3) a settlement, plea of nolo contendere, consent judgment, adverse civil judgment, or conviction shall not of itself create a presumption that the conduct of the person seeking indemnification did not meet the standard of conduct set forth in subsection (a)
(2) hereof.

                    (c) Notwithstanding the foregoing, the following limitations shall apply with respect to any action by or in the right of the corporation:
(1) no indemnification shall be made in respect of any claim, issue or matter as to which the person seeking indemnification shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper; and (2) indemnification shall extend only to reasonable expenses, including reasonable counsel's fees and disbursements.

                    (d) The right of indemnification shall extend to any person otherwise entitled to it under this by-law whether or not that person continues to be a director, officer or employee of this corporation or such other corporation at the time such liability or expense shall be incurred. The right of indemnification shall extend to the legal representative and heirs of any person otherwise entitled to indemnification. If a person meets the requirements of this by-law with respect to some matters in a claim, action, suit, or proceeding, but not with respect to others, he shall be entitled to indemnification as the former. Advances against liability and expenses may be made by the corporation on terms fixed by the board of directors subject to an obligation to repay if indemnification proves unwarranted.

                    (e) This by-law shall not exclude any other rights of indemnification or other rights to which any director, officer or employee may be entitled to by contract, vote of the stockholders or as a matter of law. If any clause, provision or application of this section shall be determined to be invalid, the other clauses, provisions or applications of this section shall not be affected but shall remain in full force and effect. The provisions of this by-law shall be applicable to claims, actions, suits, or proceedings made or commenced after the adoption hereof, whether arising from acts or omissions to act occurring before or after the adoption hereof.

                    (f) Nothing contained in this by-law shall be construed to protect any director or officer of the corporation against any liability to the corporation or its security holders to which he would otherwise be subject by reason of wilful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his office.

                                   ARTICLE 9

                                   AMENDMENTS

                    Section 9.01. These by-laws may be altered, amended or repealed or new by-laws be adopted by the stockholders at any meeting of the stockholders.




Adopted January 23, 1970
Amended April 12, 1985 (Sec. 3.01)
Amended October 28, 1999, Effective January 1, 2000 (Sec. 3.01)