Form 10-Q
period 2000-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2000-08-14
CIK 745544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934




For the Quarterly Period                  Commission File Numbers:
Ended June 30, 2000                       2-99959, 33-29851,
                                          33-31711, 33-41858,
                                          33-43008, 33-58853
                                          and 333-11699


                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
             (Exact name of registrant as specified in its charter)


     Delaware                                     04-2461439
- --------------------------------------- --------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


One Sun Life Executive Park,       Wellesley Hills, MA           02481
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code          (781) 237-6030


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

Registrant has 5,900 shares of common stock outstanding on August 14, 2000, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)


                                     INDEX


                                                                        PAGE
                                                                       NUMBER

PART I:   Financial Information

  Item 1: Financial Statements:

         Consolidated Statements of Income (unaudited) --
            Six Months Ended
            June 30, 2000 and June 30, 1999                               1

         Consolidated Statements of Income (unaudited) --
            Three Months Ended
            June 30, 2000 and June 30, 1999                               2

         Consolidated Balance Sheets --
            June 30, 2000 (unaudited) and December 31, 1999 (audited)     3

         Consolidated Statements of Comprehensive Income (unaudited) --
            Six Months Ended
            June 30, 2000 and June 30, 1999                               4

         Consolidated Statements of Changes in Stockholder's
                  Equity (unaudited) --
            Six Months Ended
            June 30, 2000 and June 30, 1999                               5

         Consolidated Statements of Cash Flows (unaudited) --
            Six Months Ended
            June 30, 2000 and June 30,1999                                6

         Notes to Unaudited Consolidated Financial Statements             7

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     21

  Item 3. Quantitative and Qualitative Disclosures
       About Market Risk                                                 31


PART II:  Other Information

  Item 6: Exhibits and Reports on Form 8-K                               34

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (IN MILLIONS)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                UNAUDITED      UNAUDITED
                                                                                  2000            1999
                                                                                  ----            ----
Revenues

Premiums and annuity considerations                                            $      24.5    $       24.0
Net investment income                                                                158.5           189.1
Net realized investment gains (losses)                                                (2.7)             7.3
Other income                                                                         144.2           103.8
                                                                               -----------    ------------

Total  revenues                                                                      324.5           324.2
                                                                               -----------    ------------

Benefits and expenses

Policyowner benefits                                                                 160.5           170.7
Underwriting, acquisition and other operating expenses                                67.1            46.5
Amortization of deferred policy acquisition costs                                     39.5            50.9
                                                                               -----------    ------------

Total benefits and expenses                                                          267.1           268.1
                                                                               -----------    ------------

Income from operations                                                                57.4            56.1

Interest expense                                                                      21.6            21.6
                                                                               -----------    ------------

Income before income tax expense and discontinued operations                          35.8            34.5

Income tax expense                                                                    11.4             8.3
                                                                               -----------    ------------

Net income from continuing operations                                                 24.4            26.2

Net loss on disposal of subsidiary, after tax                                           --           (25.4)

Net income from discontinued operations                                                 --             0.9
                                                                               -----------    ------------

Net income                                                                     $      24.4    $        1.7
                                                                               ===========    ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (IN MILLIONS)

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                UNAUDITED      UNAUDITED
                                                                                  2000            1999
                                                                                  ----            ----
Revenues

Premiums and annuity considerations                                            $       9.9    $       13.0
Net investment income                                                                 78.6            90.7
Net realized investment gains (losses)                                                (2.9)            2.8
Other income                                                                          77.6            53.9
                                                                               -----------    ------------

Total  revenues                                                                      163.2           160.4
                                                                               -----------    ------------

Benefits and expenses

Policyowner benefits                                                                  80.2            86.0
Underwriting, acquisition and other operating expenses                                40.1            26.5
Amortization of deferred policy acquisition costs                                     38.9            26.5
                                                                               -----------    ------------

Total benefits and expenses                                                          159.2           139.0
                                                                               -----------    ------------

Income from operations                                                                 4.0            21.4

Interest expense                                                                      10.8            10.8
                                                                               -----------    ------------

Income (loss) before income tax expense and discontinued operations                   (6.8)           10.6

Income tax expense (benefit)                                                          (3.5)            5.0
                                                                               -----------    ------------

Net income (loss) from continuing operations                                          (3.3)            5.6

Net loss on disposal of subsidiary, after tax                                           --             0.2

Net income from discontinued operations                                                 --             0.1
                                                                               -----------    ------------

Net income (loss)                                                              $      (3.3)   $        5.9
                                                                               ===========    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                    UNAUDITED               AUDITED
                                  ASSETS                                          JUNE 30, 2000        DECEMBER 31, 1999
                                                                                  -------------        -----------------
Investments
Fixed maturities available-for-sale at fair value (amortized cost of
$2,660.1 and $2,685.4 in 2000 and 1999, respectively)                             $     2,642.7        $         2,677.3
Trading fixed maturities at fair value (amortized cost of $216.8 and
$1.0 in 2000 and 1999, respectively)                                                      218.6                      1.0
Short-term investments                                                                     56.8                    177.2
Mortgage loans                                                                            892.7                    931.4
Real estate                                                                                96.7                     95.1
Policy loans                                                                               41.2                     40.7
Other invested assets                                                                      75.4                     67.9
                                                                                  -------------        -----------------
Total investments                                                                       4,024.1                  3,990.6

Cash and cash equivalents                                                                 308.9                    550.3
Accrued investment income                                                                  50.4                     50.5
Deferred policy acquisition costs                                                         734.4                    686.3
Outstanding premiums                                                                        2.0                      2.7
Other assets                                                                               49.5                     81.2
Separate account assets                                                                17,406.0                 16,123.3
                                                                                  -------------        -----------------

TOTAL ASSETS                                                                      $    22,575.3        $        21,484.9
                                                                                  =============        =================

                                LIABILITIES

Future contract and policy benefits                                               $       724.2        $           729.3
Contractholder deposit funds and other policy liabilities                               2,978.9                  3,144.8
Unearned revenue                                                                            6.2                      7.1
Accrued expenses and taxes                                                                 98.0                     98.8
Deferred federal income taxes                                                              64.3                     77.7
Long-term debt payable to affiliates                                                      565.0                    565.0
Other liabilities                                                                          46.2                     67.7
Separate account liabilities                                                           17,406.0                 16,123.3
                                                                                  -------------        -----------------

Total liabilities                                                                      21,888.8                 20,813.7
                                                                                  -------------        -----------------

                                  STOCKHOLDER'S EQUITY

 Common stock, $1,000 par value - 10,000 shares authorized;
 5,900 shares issued and outstanding                                                        5.9                      5.9
 Additional paid-in capital                                                               199.4                    199.4
 Accumulated other comprehensive income                                                     3.0                      7.1
 Retained earnings                                                                        478.2                    458.8
                                                                                  -------------        -----------------
 Total stockholder's equity                                                               686.5                    671.2
                                                                                  -------------        -----------------

 Total liabilities and stockholder's equity                                       $    22,575.3        $        21,484.9
                                                                                  =============        =================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (IN MILLIONS)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                UNAUDITED      UNAUDITED
                                                                                  2000            1999
                                                                                  ----            ----
 Net income                                                                    $      24.4    $        1.7
 Other comprehensive income:
 Net change in unrealized holding gains and losses on available-for-sale
         securities, net of tax                                                       (4.2)           31.6
 Other                                                                                 0.1              --
                                                                               -----------    ------------
 Other comprehensive income:                                                          (4.1)           31.6
                                                                               -----------    ------------

 Comprehensive income                                                          $      20.3    $       33.3
                                                                               ===========    ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (IN MILLIONS)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                       ACCUMULATED
                                                       ADDITIONAL         OTHER                            TOTAL
                                           COMMON       PAID-IN       COMPREHENSIVE      RETAINED      STOCKHOLDER'S
                                           STOCK        CAPITAL           INCOME         EARNINGS         EQUITY
                                       ------------  -------------  -----------------  ------------  ----------------
Balance at December 31, 1998           $        5.9  $       199.4  $            75.9  $      496.4  $          777.6

Comprehensive income:
    Net income                                                                                  1.7               1.7
    Other comprehensive income                                                   31.6                            31.6
Dividends to stockholder                                                                      (75.0)            (75.0)
                                       ------------  -------------  -----------------  ------------  ----------------

Balance at June 30, 1999               $        5.9  $       199.4  $           107.5  $      423.1  $          735.8
                                       ============  =============  =================  ============  ================


Balance at December 31, 1999           $        5.9  $       199.4  $             7.1  $      458.8  $          671.2

Comprehensive income:
    Net income                                                                                 24.4              24.4
    Other comprehensive income (loss)                                            (4.1)                           (4.1)
Dividends to stockholder                                                                       (5.0)             (5.0)
                                       ------------  -------------  -----------------  ------------  ----------------

Balance at June 30, 2000               $        5.9  $       199.4  $             3.0  $      478.2  $          686.5
                                       ============  =============  =================  ============  ================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                          (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                UNAUDITED      UNAUDITED
                                                                                  2000            1999
                                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                                          $      24.4    $       26.2
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
     Amortization of discount and premiums                                            (1.3)           (0.2)
     Depreciation and amortization                                                     1.1             1.1
     Net realized (gains) losses on investments                                        2.7            (7.2)
     Tax benefit on disposal of subsidiary                                              --            14.9
     Interest credited to contractholder deposits                                     97.9           113.4
     Deferred federal income taxes                                                   (11.1)           (5.3)
Changes in assets and liabilities:
     Deferred acquisition costs                                                      (45.2)          (31.3)
     Accrued investment income                                                         0.1             8.9
     Other assets                                                                     25.2           (38.5)
     Future contract and policy benefits                                              (5.1)           (3.4)
     Other, net                                                                       14.2            22.3
                                                                               -----------    ------------
Net cash provided by operating activities                                            102.9           100.9
                                                                               -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales, maturities and repayments of:
     Available-for-sale fixed maturities                                             539.4           849.7
     Subsidiary                                                                         --            29.5
     Mortgage loans                                                                   76.8            65.4
     Real estate                                                                       7.3              --
     Purchases of:
     Available-for-sale fixed maturities                                            (522.4)         (324.1)
     Trading fixed maturities                                                       (218.1)
     Other invested assets                                                            (0.5)           (1.6)
     Mortgage loans                                                                  (37.0)         (140.8)
     Real estate                                                                     (11.2)             --
     Changes in other investing activities, net                                        1.6             2.6
     Net change in policy loans                                                       (0.5)           (1.3)
     Net change in short term investments                                             88.4           (94.0)
                                                                               -----------    ------------
Net cash provided by (used in) investing activities                                  (76.2)          385.4
                                                                               -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deposits to contractholder deposit funds                                        840.0           754.3
     Withdrawals from contractholder deposit funds                                (1,103.1)       (1,085.7)
     Dividends paid to stockholder                                                    (5.0)          (75.0)
                                                                               -----------    ------------
Net cash used in financing activities                                               (268.1)         (406.4)
                                                                               -----------    ------------

Net change in cash and cash equivalents                                             (241.4)           79.9

     Cash and cash equivalents, beginning of period                                  550.3           264.7

     Cash and cash equivalents, end of period                                  $     308.9    $      344.6
                                                                               ===========    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid, net of refunds (benefits)                                     38.1           (14.3)
     Interest Paid                                                                    21.2            21.2

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1)     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General

        Sun Life Assurance Company of Canada (U.S.) (the "Company") was incorporated in 1970 as a life insurance company domiciled in the state of Delaware. The Company and its subsidiaries are licensed in 49 states and certain other territories and are engaged in the sale of individual variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts, group life and disability insurance, and other asset management services.

        The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco"), which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), the Company's ultimate parent as of December 31, 1999. SLOC is a life insurance company domiciled in Canada which reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc. ("Sun Life Financial"), is now the ultimate parent of SLOC and the Company.

        Basis of Presentation

        For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements. The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which is a comprehensive basis of accounting other than generally accepted accounting principles. The Company changed its basis of accounting to generally accepted accounting principles ("GAAP") and has restated the financial statements for the prior year ended December 31, 1999 (Consolidated Balance Sheet) and for the period ended June 30, 1999 (Consolidated Statement of Income, Consolidated Statement of Comprehensive Income, Consolidated Statement of Changes in Stockholder's Equity, and Consolidated Statement of Cash Flows) to conform with GAAP. See Note 5 for a reconciliation of statutory surplus to GAAP equity and statutory net income to GAAP net income.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company owns all of the outstanding shares of Sun Life Insurance and Annuity Company of New York ("Sun Life (N.Y.)"), Sun Life of Canada (U.S.) Distributors, Inc. ("Sundisco"), Sun Life Financial Services Limited ("SLFSL"), Sun Benefit Services Company, Inc. ("Sunbesco"), Sun Capital Advisers, Inc. ("Sun Capital"), Sun Life Finance Corporation ("Sunfinco"), Sun Financial Group Advisers, Inc. ("Sunad"), Sun Life of Canada (U.S.) SPE 97-1, Inc. ("SPE 97-1"), and Clarendon Insurance Agency, Inc. ("Clarendon"). The results are also consolidated with Sun Life of Canada Funding, LLC
        ("Sun Life Funding"), which is owned by a trust capitalized by the Company. All significant intercompany transactions have been eliminated in consolidation.

        Sun Life (N.Y.) is engaged in the sale of individual fixed and variable annuity contracts and group life and disability insurance contracts in its state of domicile, New York. Sundisco is a registered investment adviser and broker-dealer. SLFSL serves as the marketing administrator for the distribution of the offshore products of Sun Life Assurance Company of Canada (Bermuda), an affiliate. Sun Capital is a registered investment adviser. SPE 97-1 was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. Clarendon is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. Sun Life Funding was organized in connection with the issuance of guaranteed investment contracts to unrelated third parties in overseas markets. Sunbesco, Sunfinco and Sunad are currently inactive.

        In June, 2000, the Company transferred all of the outstanding shares of Sun Life Information Services Ireland Limited ("SLIRL") to SLOC. SLIRL provides information systems development services to SLOC and its subsidiaries.

        During 1999, the Company sold two of its subsidiaries, Massachusetts Casualty Insurance Company ("MCIC") (sold February, 1999) and New London Trust F.S.B. ("NLT")(sold October, 1999). MCIC is a life insurance company which issues only individual disability income policies. NLT is a federally chartered savings bank, which grants commercial, residential real estate and installment loans. The results of operations of NLT are reported as discontinued operations.

        Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates are those used in determining deferred policy acquisition costs, investment allowances, and the liabilities for future policyholder benefits. Actual results could differ from those estimates.

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

        Income Taxes

        The Company and its subsidiaries participate in a consolidated federal income tax return with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., a direct wholly-owned subsidiary of SLOC and parent company of Life Holdco and other affiliates. Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. These differences result primarily from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

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

        New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities at fair value in the balance sheet and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations.

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

        On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-3 ("SOP 97-3"), "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on when an insurance or other enterprise should recognize a liability for guaranty fund and other assessments and on how to measure such liability. The adoption of SOP 97-3 had no material impact on the financial position or results of operations of the Company.

        On January 1, 1999, the Company adopted AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred.

(2)     TRANSACTIONS WITH AFFILIATES

        The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $9,468,000 and $16,842,000 for the three and six month periods in 2000 and $8,508,000 and $15,306,000 for the same periods in 1999.

        The Company leases office space to SLOC under lease agreements with terms expiring in September, 2004 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for the three and six month periods in 2000 amounted to approximately $1,994,000 and $3,988,000, respectively. The rent received for the same periods in 1999 was $1,762,000 and $3,524,000, respectively.

        During January 2000, the Company purchased $200 million of term notes issued by an affiliate, Massachusetts Financial Services Company, maturing in 2003 and 2004.

(3)     SEGMENT INFORMATION

        The Company offers financial products and services such as fixed and variable annuities, guaranteed investment contracts, retirement plan services, and life insurance on an individual and group basis, as well as disability insurance on a group basis. Within these areas, the Company conducts business principally in four operating segments and maintains a corporate segment to provide for the capital needs of the four operating segments and to engage in other financing related activities.

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

        The Wealth Management segment markets and administers individual and group variable annuity products, individual and group fixed annuity products which include market value adjusted annuities, and other retirement benefit products. The company began offering guaranteed investment contracts to unrelated third parties in overseas markets during the second quarter of 2000. These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies. The Company uses derivative instruments to manage the risks inherent in the contract options.

        Summarized unaudited financial information by segment is provided in the tables below:


(IN MILLIONS)                                                                                                  JUNE 30,
                                             SIX MONTHS ENDED JUNE 30, 2000                                      2000
                                             ------------------------------                             --------------------


                             TOTAL                TOTAL               PRETAX           NET                     TOTAL
                            REVENUES           EXPENDITURES           INCOME          INCOME                   ASSETS
                         --------------    --------------------    ------------    -------------        --------------------
Individual Protection     $      19.4       $            22.2       $    (2.8)      $     (1.8)           $           826.1
Group Protection                  8.7                     7.7             1.0               .7                         28.7
Wealth Management               281.0                   234.6            46.4             34.1                     21,522.7
Corporate                        15.4                    24.2            (8.8)            (8.6)                       197.8
                         ==============    ====================    ============    =============        ====================
Total                     $     324.5       $           288.7       $    35.8       $     24.4            $        22,575.3
                         ==============    ====================    ============    =============        ====================


                                                                                                            DECEMBER 31,
                                             SIX MONTHS ENDED JUNE 30, 1999                                     1999
                                             ------------------------------                             --------------------
Individual Protection     $       7.7       $             9.4       $    (1.7)      $    (1.0)            $           291.5
Group Protection                  8.4                     7.8             0.6             0.3                          20.0
Wealth Management               293.0                   247.1            45.9            32.1                      20,534.2
Corporate                        15.1                    25.4           (10.3)           (5.2)                        639.2
                         ==============    ====================    ============    =============        ====================
Total                     $     324.2       $           289.7       $    34.5       $    26.2             $        21,484.9
                         ==============    ====================    ============    =============        ====================

(IN MILLIONS)                                                                                                 JUNE 30,
                                           THREE MONTHS ENDED JUNE 30, 2000                                     2000
                                           --------------------------------                             --------------------

                             TOTAL                TOTAL               PRETAX           NET                     TOTAL
                            REVENUES           EXPENDITURES           INCOME          INCOME                   ASSETS
                         --------------    --------------------    ------------    -------------        --------------------
Individual Protection     $      16.3       $            19.0       $   ($2.7)      $    (1.7)           $            826.1
Group Protection                  4.5                     4.4             0.1              .1                          28.7
Wealth Management               134.1                   135.3            (1.2)            1.5                      21,522.7
Corporate                         8.3                    11.3            (3.0)           (3.2)                        197.8
                         ==============    ====================    ============    =============        ====================
Total                     $     163.2       $           170.0       $    (6.8)      $    (3.3)           $         22,575.3
                         ==============    ====================    ============    =============        ====================

                                                                                                           DECEMBER 31,
                                           THREE MONTHS ENDED JUNE 30, 1999                                    1999
                                           --------------------------------                             --------------------
Individual Protection     $       3.3       $             5.0       $    (1.7)      $    (1.0)           $            291.5
Group Protection                  4.2                     4.3            (0.1)           (0.1)                         20.0
Wealth Management               146.7                   126.5            20.2            14.0                      20,534.2
Corporate                         6.2                    14.0            (7.8)           (7.3)                        639.2
                         ==============    ====================    ============    =============        ====================
Total                     $     160.4       $           149.8       $    10.6       $     5.6            $         21,484.9
                         ==============    ====================    ============    =============        ====================


(4)  DISCONTINUED OPERATIONS

         In February 1999, the Company completed the sale of its wholly-owned subsidiary, MCIC, for approximately $34,000,000 million. The Company realized a loss of $25,600,000 on the sale.

         In October 1999, the Company completed the sale of its wholly-owned subsidiary, NLT.

         A summary of the results of these discontinued operations follows:

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
        (in millions)                                                JUNE 30, 1999               JUNE 30, 1999
                                                                  ------------------            ----------------
        Revenue                                                     $          7.2                $        14.7
        Expenses                                                               6.7                         12.9
        Provision for income taxes                                             0.4                          0.9
                                                                  ==================            ================
        Income from discontinued operations                         $          0.1                $         0.9
                                                                  ==================            ================

(5)     STATUTORY FINANCIAL INFORMATION

        For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements. The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which is a comprehensive basis of accounting other than GAAP. The Company changed its basis of accounting to GAAP and has restated the financial statements for the prior year ended December 31, 1999 (Consolidated Balance Sheet) and for the period ended June 30, 1999 (Consolidated Statement of Income, Consolidated Statement of Comprehensive Income, Consolidated Statement of Changes in Stockholder's Equity, and Consolidated Statement of Cash Flows) to conform with GAAP. The Statutory Balance Sheet filed as part of the 1999 Annual Report on Form 10K is shown below:

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
CAPITAL STOCK AND SURPLUS

                                                                                                       DECEMBER 31, 1999
                                                                                                  ----------------------------
ADMITTED ASSETS
Bonds                                                                                         $                     1,221,970
Common stocks                                                                                                          75,283
Mortgage loans on real estate                                                                                         528,911
Properties acquired in satisfaction of debt                                                                            15,641
Investment real estate                                                                                                 79,182
Policy loans                                                                                                           40,095
Cash and short-term investments                                                                                       316,971
Other invested assets                                                                                                  67,938
Investment income due and accrued                                                                                      25,303
Other assets                                                                                                            5,807
                                                                                                  ----------------------------
General account assets                                                                                              2,377,101
Separate account assets
 Unitized                                                                                                          15,490,328
 Non-unitized                                                                                                       2,080,726
      TOTAL ADMITTED ASSETS                                                                   $                    19,948,155
                                                                                                  ============================

LIABILITIES
Aggregate reserve for life policies and contracts                                             $                     1,153,642
Supplementary contracts                                                                                                 3,182
Policy and contract claims                                                                                                962
Liability for premium and other deposit funds                                                                         564,820
Surrender values on cancelled policies                                                                                     16
Interest maintenance reserve                                                                                           41,771
Commissions to agents due or accrued                                                                                    3,253
General expenses due or accrued                                                                                        14,055
Transfers from Separate Accounts due or accrued                                                                     (467,619)
Taxes, licenses and fees due or accrued, excluding FIT                                                                    379
Federal income taxes due or accrued                                                                                    89,031
Unearned investment income                                                                                                 22
Amounts withheld or retained by company as agent or trustee                                                             (442)
Remittances and items not allocated                                                                                     1,078
Asset valuation reserve                                                                                                44,071
Payable to parent, subsidiaries, and affiliates                                                                        26,284
Other liabilities                                                                                                      16,674
                                                                                                  ----------------------------
General account liabilities                                                                                         1,491,179
Separate account liabilities:
 Unitized                                                                                                          15,489,908
 Non-unitized                                                                                                       2,080,726
                                                                                                  ----------------------------
    TOTAL LIABILITIES                                                                                              19,061,813
                                                                                                  ----------------------------

CAPITAL STOCK AND SURPLUS
Common capital stock                                                                                            5,900
                                                                                                  --------------------
Surplus notes                                                                                                 565,000
Gross paid in and contributed surplus                                                                         199,355
Unassigned funds                                                                                              116,087
                                                                                                  --------------------
Surplus                                                                                                       880,442
 Total common capital stock and surplus                                                                       886,342
                                                                                                  ====================
      TOTAL LIABILITIES, CAPITAL STOCK AND SURPLUS                                            $            19,948,155
                                                                                                  ====================


              The following information reconciles statutory net income and statutory surplus with net income and equity on a GAAP basis:

(in millions)                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                      2000                  1999
                                                                                      ----                  ----
Statutory net income                                                               $  35.6                 $ 41.3

Adjustments to GAAP for life insurance companies:
  Statutory interest maintenance reserve                                              (1.6)                  (1.8)
  Investment income and realized gains(losses)                                        (8.2)                   4.7
  Policyowner benefits                                                               (66.8)                 (82.2)
  Deferred policy acquisition costs                                                   45.8                   32.4
  Deferred income taxes                                                                6.9                    3.9
Other, net                                                                            12.7                    3.4
                                                                                   -----------            ----------
GAAP net income (loss)                                                             $  24.4                 $  1.7
                                                                                   ===========            ==========

(in millions)                                                                         THREE MONTHS ENDED JUNE 30,
                                                                                      2000                  1999
                                                                                      ----                  ----
Statutory net income                                                               $  14.2                 $  3.6

Adjustments to GAAP for life insurance companies:
  Statutory interest maintenance reserve                                              (0.8)                  (0.9)
  Investment income and realized gains(losses)                                       (10.1)                  19.2
  Policyowner benefits                                                               (42.4)                 (46.8)
  Deferred policy acquisition costs                                                    6.8                   15.8
  Deferred income taxes                                                               18.0                   12.9
Other, net                                                                            11.0                    2.1
                                                                                   -----------            ----------
GAAP net income (loss)                                                             $  (3.3)                $  5.9
                                                                                   ===========            ==========

(in millions)
                                                                                   JUNE 30,            DECEMBER 31,
                                                                                     2000                  1999
                                                                                   --------            ------------
Statutory surplus                                                                 $   916.1             $    886.3

Adjustments to GAAP for life insurance companies:
  Valuation of investments                                                             (6.9)                   3.7
  Deferred policy acquisition costs                                                   734.4                  686.3
  Future policy benefits and
     Contractholder deposit funds                                                    (423.8)                (350.2)
  Deferred income taxes                                                               (63.8)                 (86.1)
  Statutory interest maintenance reserve                                               39.2                   42.3
  Statutory asset valuation reserve                                                    40.4                   45.3
  Surplus notes                                                                      (565.0)                (565.0)
  Capitalized software costs                                                            5.9                    6.2
  Other, net                                                                           10.0                    2.4
                                                                                   -----------            ----------
GAAP equity                                                                       $   686.5             $    671.2
                                                                                   ===========            ==========

        The National Association of Insurance Commissioners has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices and are effective in 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The changes of codification will not have a material impact on statutory surplus.

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

NET INCOME

Net income increased by $22.7 million to $24.4 million in the first six months of 2000, reflecting a decrease of $1.8 million in income from continuing operations, a decrease of $.9 million in income from discontinued operations, and $25.4 million of after-tax loss from the sale of MCIC which occurred in February 1999.

NET INCOME FROM OPERATIONS BY SEGMENT

The Company's income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of income from operations by segment, which is discussed more fully below.

                                             2000               1999              $ CHANGE
                                             ----               ----              --------
WEALTH MANAGEMENT                          $    34.1         $     32.1          $      2.0
INDIVIDUAL PROTECTION                           (1.8)              (1.0)               (0.8)
GROUP PROTECTION                                 0.7                0.3                 0.4
CORPORATE                                       (8.6)              (5.2)               (3.4)
                                           ---------         ----------          ----------
                                           $    24.4         $     26.2          $     (1.8)
                                           =========         ==========          ==========


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

Although new pension products are not currently sold in the U.S., there is a substantial block of group retirement business in-force, including guaranteed investment contracts ("GICs"), pension plans and group annuities. A significant portion of these pension contracts are non-surrenderable, with the result that the Company's liquidity exposure is limited. GICs were marketed directly in the U.S. through independent managers. In 1997, the Company decided to no longer market group pension and GIC products in the U.S. Beginning in the second quarter of 2000, the Company began marketing GIC to unrelated third parties in overseas markets.

Net income increased by $2.0 million to $34.1 million in 2000 primarily due to the increased volume of in-force business offset by strain associated with the successful introduction of new products which credit the policyholder with a bonus upon receipt of the deposit. Following are the major factors affecting the Wealth Management segment's results for the six months of 2000 as compared to the same period in 1999.

- Fee income increased primarily as a result of higher variable annuity account balances. Fee income was higher by approximately $30 million in the first six months of 2000 compared to the same period in 1999. Market appreciation and net deposit activity have been key factors in the growth in the account balances. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts. Variable annuity assets have increased by almost $5 billion since January 1,

    1999. Net deposits of annuity products decreased by $49 million compared with 1999. The decrease in net deposits results primarily from increases in variable annuity surrenders in 2000. The increases are primarily related to older products which are no longer actively marketed. The Company expects that as the separate account block of business continues to grow, from both net deposits and asset appreciation, and as an increasing number of accounts are no longer subject to surrender charges, surrenders will tend to increase.

    Total new deposits of fixed and variable annuities increased by $64 million to $1,451 million in 2000. Sales of the Futurity line of products represented $357 million of total annuity deposits in 2000, an increase of $206 million from the same six month period in 1999. The Company expects that sales of the Futurity product will continue to increase in the future, based on management's beliefs that market demand is growing for multi-manager variable annuity products such as Futurity; that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

- There has been a shift in demand to variable account annuity products from general account annuity products. As a consequence, there has been a decline in average general account invested assets and, in turn, net investment income has declined. Net investment income reflects only income earned on invested assets of the general account. Net investment income and realized gains for the Wealth Management segment decreased by $39 million for the first six months of 2000 as compared to the same period in 1999. This decline in average general account assets primarily reflects the Company's decision in 1997 to no longer market group pension and GIC products in the U.S. and as a consequence, a declining block of in-force business as U.S. issued GICs mature and are surrendered. The introduction of GIC products marketed to unrelated third parties in overseas markets, generated $177 million of new deposits for the second quarter of 2000. The Company expects the new GIC products to result in an increase in general account assets in the future as additional deposits are received.

- Policyholder benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) decreased by approximately $11.6 million in the six months ended June 30, 2000 as compared to the same period in 1999. This is less than the decrease in investment income as the surrenders of maturing GIC contracts on which the Company earns a positive spread are being partially replaced by sales of annuities under the Company's Dollar Cost Averaging ("DCA") programs. Under these programs, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is systematically transferred to the variable portion of the contract in equal periodic installments. In addition, the bonus payments credited to policyholder deposits totaled over $10 million during 2000. Sales of the new GIC products had no significant impact on benefits during 2000.

- Underwriting, acquisition and other operating expenses increased by $5.5 million in the six months ended June 30, 2000 as compared to the same period in 1999 reflecting the increased volumes of both new business and in-force business.

- Amortization of deferred policy acquisition costs decreased by $11.3 million in the six months ended June 30, 2000 as compared to the same period in 1999 primarily reflecting an increase in expected future gross profits. The expectation of future gross profits increased due to favorable surrender activity and growth in variable annuity asset balances which increased during the later part of 1999 through the first quarter of 2000 due to significant market appreciation. Both factors result in increased fee income. Since future gross profits are expected to be higher, the current amortization of deferred policy acquisition costs is lower.

INDIVIDUAL PROTECTION SEGMENT

The Company currently markets individual variable life insurance products. These products include variable universal life products marketed to the corporate-owned life insurance ("COLI") market, which products were first introduced in late 1997. In September 1999, the Company introduced a new variable life product as part of the Futurity product portfolio. The Company's management expects that the Company's variable life business will grow and become more significant in the future.

Net loss from the Individual Protection segment decreased by $0.8 million during the first six months of 2000 as compared to the same period in 1999 due primarily to increased death benefits. During the second quarter of 2000 the Company received a $500 million deposit to its new privately placed COLI variable life product. This resulted in increased fee income of $11 million which was offset by increased acquisition costs associated with the sale.


GROUP PROTECTION SEGMENT

The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income from the Group Protection segment increased by $0.4 million for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to favorable claims experience.


CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

In the first six months of 2000, the net loss from operations for the Corporate segment increased by $3.4 million to a loss of $8.6 million. This increase reflected increased operational expenses and increased income taxes. Income taxes in 1999 reflected an income tax benefit associated with tax operating losses of subsidiaries not allocated to the operating segments.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

NET INCOME

Net income for the second quarter decreased by $9.2 million to a net loss of ($3.3) million in 2000, reflecting a decrease of $8.9 million in income from continuing operations and a decrease of $.1 million in income from discontinued operations and an adjustment to the loss on disposal of Massachusetts Casualty Insurance Company ("MCIC") in the second quarter of 1999 of $.2 million.

NET INCOME FROM OPERATIONS BY SEGMENT

The following table provides a summary of income from operations by segment, which is discussed more fully below.




                                             2000               1999              $ CHANGE
                                             ----               ----              --------
WEALTH MANAGEMENT                          $     1.5          $    14.0          $    (12.5)
INDIVIDUAL PROTECTION                           (1.7)              (1.0)                (.7)
GROUP PROTECTION                                  .1                (.1)                0.2
CORPORATE                                       (3.2)              (7.3)                4.1
                                           ---------         ----------          ----------
                                           $    (3.3)        $      5.6          $     (8.9)
                                           =========         ==========          ==========


WEALTH MANAGEMENT SEGMENT

Net income decreased by $12.5 million to $1.5 million in the second quarter of 2000 as compared to 1999 primarily due to the strain associated with the introduction of bonus credit products and the decline in market appreciation of variable annuities in the second quarter of 2000. The bonus credit products credit the policyholders account with a bonus at the time of receipt of the deposit. The introduction of new GIC products marketed to foreign investors had minimal impact on the second quarter 2000 net income.

Following are the major factors affecting the Wealth Management segment's results in the second quarter of 2000 as compared to the same period in 1999.

- Fee income increased primarily as a result of higher variable annuity account balances. Fee income was higher by approximately $11 million in the second quarter of 2000 compared to the same period in 1999. Market appreciation and net deposit activity have been key factors in the growth in the account balances. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts. Variable annuity assets have increased by almost $3.4 billion since June 30, 1999. During the second quarter of 2000 the variable annuity assets recognized a decrease from investment performance of almost $600 million, after having an increase of almost $1 billion in the first quarter of 2000.

- Net deposits of annuity products increased by $50 million compared with the second quarter of 1999. The increase in net deposits results primarily from increases in variable annuity deposits during the second quarter of 2000. The sales increase is primarily related to the introduction of new Regatta and Futurity products that credit the policyholder with a bonus upon receipt of the deposit. These bonus products are becoming a significant part of the total variable annuity market.

- Surrenders of contractholder deposits have decreased by $12 million during the second quarter of 2000 as compared to 1999. The decrease relates to the U.S. issued GIC's which have been maturing over the past three years. The decrease in surrenders of GIC's is largely offset by increases in surrenders of variable annuity products.

    Total new deposits to fixed and variable annuities increased by $38 million to $781 million during the second quarter of 2000. Sales of the Futurity line of products represented $203 million of total annuity deposits during the second quarter of 2000, an increase of $109 million from the same three month period in 1999.

- Net investment income and realized gains for the Wealth Management segment decreased by $19 million for the second quarter of 2000 as compared to the same period in 1999. This decline reflects the decline in average general account assets.

- Policyholder benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) decreased by approximately $6.5 million in the three months ended June 30, 2000 as compared to the same period in 1999. This is less than the decrease in investment income as the surrenders of maturing GIC contracts on which the Company earns a positive spread are being partially replaced by sales of annuities under the Company's Dollar Cost Averaging ("DCA") programs. In addition, the bonus payments credited to policyholder deposits totaled over $8 million during the second quarter of 2000.

- Underwriting, acquisition and other operating expenses increased by $1.5 million for the three months ended June 30, 2000 as compared to the same period in 1999 reflecting the increased volumes of both new business and in-force business.

- Amortization of deferred policy acquisition costs increased by $10.3 million during the second quarter of 2000 primarily reflecting the impact of variable annuity asset depreciation during the second quarter of 2000. Investment performance decreased separate account assets by almost $600 million for the three months ended June 30, 2000. This results in a decrease in expected future gross profits. Since future gross profits are expected to be lower, the current amortization of deferred policy acquisition costs is higher.


INDIVIDUAL PROTECTION SEGMENT

Net income from the Individual Protection segment decreased by $.7 million during the second quarter of 2000 to a loss of ($1.7) million as compared to the same period in 1999 primarily due to increased death benefits. During the second quarter of 2000 the Company received a $500 million deposit to its privately placed COLI variable life product. This resulted in increased fee income of $11 million which was offset by increased acquisition costs associated with the sale.

GROUP PROTECTION SEGMENT

Net income from the Group Protection segment during the second quarter of 2000 increased by $.2 million from the same period in 1999 primarily due to favorable claims experience.

CORPORATE SEGMENT

In the second quarter of 2000, income from operations for the Corporate segment increased by $4.1 million to ($3.2) million. This increase reflected higher net investment income and lower operational expenses.


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

The following table summarizes significant changes in asset balances during the first six months of 2000. The changes are discussed below.


                                                ASSETS
                                            ($ IN MILLIONS)
                                                                                            % CHANGE
                                            JUNE 30, 2000          DECEMBER 31, 1999        2000/1999
                                            -------------          -----------------        ---------
GENERAL ACCOUNT ASSETS                        $  5,169.3              $   5,361.6             (3.6)
SEPARATE ACCOUNT ASSETS                         17,406.0                 16,123.3              8.0
                                            -------------            -------------          ---------

TOTAL ASSETS                                  $ 22,575.3              $  21,484.9              5.1
                                            =============            =============          =========

General account assets decreased by 3.6% in 2000, but variable separate account assets increased by 8.0%. This growth in variable separate accounts as compared to the general account reflects two main factors: appreciation of the funds held in the variable separate accounts has exceeded that of the funds held in the general accounts; and deposits into variable accounts, including transfers under the DCA programs, have increased, while deposits into fixed accounts have slowed. The Company believes this pattern has reflected a shift in the preferences of policyholders, which is largely attributable to the strong performance of equity markets in general and of the Company's variable account funds in particular. The introduction of the Company's new GIC products is expected to increase the general account assets in the future.

The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash, invested assets, and deferred policy acquisition costs, which represented essentially all of general account assets at June 30, 2000. Major types of invested asset holdings included fixed maturity securities, short-term investments, mortgages, real estate and other invested assets. The Company's fixed maturity securities, totaling $2,861.3 million, comprised 71.1% of the Company's portfolio at June 30, 2000, and included both public and private issues. It is the Company's policy to acquire only investment-grade securities in the general account. As a result, the overall quality of the fixed maturity portfolio is high. At June 30, 2000, only 6% of the fixed maturity portfolio was rated below-investment-grade.
Short-term investments in fixed maturity securities represented 1.4% of the total portfolio. The Company's mortgage holdings amounted to $892.7 million at June 30, 2000 representing 22.2% of the total portfolio. All mortgage holdings at June 30, 2000 were in good standing. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At June 30, 2000, investment real estate amounted to $96.7 million, representing about 2.4% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Other invested assets amounted to $75.4 million, representing about 1.9% of the portfolio. These holdings comprised mainly leveraged lease investments. Policy loans represent the remaining 1% of invested assets.

LIABILITIES

As with assets, the proportion of variable separate account liabilities to total liabilities has been increasing. Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds. The Company expects the declining proportional trend in general account liabilities as compared to separate account liabilities to continue, because it believes that net deposits to variable products will continue to exceed net deposits for the fixed contracts associated with these liabilities. The introduction of the new GIC products is expected to result in an increase in general account liabilities.

CAPITAL MARKETS RISK MANAGEMENT

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk", in this Quarterly Report on Form 10-Q for a discussion of the Company's capital markets risk management.

CAPITAL RESOURCES

CAPITAL ADEQUACY

The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital at June 30, 2000 and at year-end 1999.

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

OTHER MATTERS

DEMUTUALIZATION

The Company's ultimate parent as of December 31, 1999, SLOC, completed its demutualization on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc. ("Sun Life Financial"), is now the ultimate parent of SLOC and the Company. Sun Life Financial, a corporation organized in Canada, is a reporting company under the Securities Exchange Act of 1934, as amended, with common shares listed on the Toronto, New York, London, and Manila stock exchanges.

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

The Company has completed an assessment of its systems, and has not identified any significant Year 2000 problems. No material problems were encountered on key dates including December 31, 1999, January 1, 2000, January 31, 2000 and February 28, 2000 through March 1, 2000. Although the Company continues to be free of any Year 2000 issues, the Company will continue to monitor its systems over the coming months as part of its normal practices. The Company does not currently anticipate that it will experience any material Year 2000 problems, however there can be no assurance that a Year 2000 issue will not arise. Factors giving rise to this uncertainty include loss of knowledgeable technical resources, failure to identify all susceptible system processing, compliance issues of third parties whose systems and operations affect the Company, and other similar uncertainties. A possible worst-case scenario might include identification of a Year 2000 issue in one or more of the Company's systems. Such a scenario could result in disruption to the Company's operations. Consequences of such disruption could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and the inability to report accurate data to customers, management, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have an impact on the Company's results of operations and financial position.

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

As of June 30, 2000, the Company had expended, cumulatively, approximately $5.5 million on its Year 2000 effort. The Company has budgeted $200,000 in 2000 for post-project tasks such as document retention.

SALE OF SUBSIDIARIES

On June 1, 2000, the Company transferred all of the outstanding shares of Sun Life Information Services Ireland Limited ("SLIRL") to SLOC. SLIRL provides information systems development services to SLOC and its subsidiaries. The Company realized a post-tax gain of approximately $293,000 on this transaction.

On February 5, 1999, the Company sold Massachusetts Casualty Insurance Company ("MCIC"), a disability insurance company. The net proceeds of this sale were $34 million and the Company realized a post-tax loss of $25.4 million.

On October 29, 1999, the Company sold New London Trust F.S.B. ("NLT") for approximately $30 million and realized a post-tax gain of $13.2 million. The net income of NLT for the period ended June 30, 1999 is reflected in net income from discontinued operations.


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

INTEREST RATE RISK MANAGEMENT

The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of these interest bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's policy is to limit MBS holdings to less than 10% of total portfolio assets. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches.

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

Liabilities categorized as financial instruments and held in the Company's general account at June 30, 2000 had a fair value of $2,926.1 million. Fixed income investments supporting those liabilities had a fair value of $4,124.8 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on June 30, 2000. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $73.3 million and the corresponding assets would show a net decrease of $122.4 million.

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

EQUITY AND FOREIGN CURRENCY EXCHANGE RISK

The Company's new GIC product introduced exposure to equity and foreign currency exchange risk. This is in addition to the traditional interest rate risk discussed previously. All of this exposure has been hedged via interest rate, currency, and equity swaps. The terms of each GIC such as interest rate, interest payment dates, maturity and redemption dates, and currency denomination are identical to the terms of the swaps. The GIC (liability) is swapped back to a US dollar fixed liability through the requisite derivative contracts. All foreign currency is swapped back to fixed US dollars, all floating rate payments are swapped to fixed rate payments, and any equity returns that the Company is required to pay (receive) on the GIC are received from (paid to) the swap. These interest rate, equity linked and currency exchange swaps effectively hedge the Company's exposure to interest, equity and foreign currency risks.

PART II:  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

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


                                    Sun Life Assurance Company of Canada (U.S.)
                                                    (Registrant)


Date     August 14, 2000                       /s/ Davey S. Scoon
                                            -------------------------------
                                            Davey S. Scoon
                                            Vice President,
                                            Finance and Treasurer

Date     August 14, 2000                       /s/ Michael K. Moran
                                            --------------------------------
                                            Michael K. Moran
                                            Assistant Vice President Finance