Form 10-Q
period 2000-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2000-11-14
CIK 745544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934




For the Quarterly Period                  Commission File Numbers:
Ended September 30, 2000                  2-99959, 33-29851,
                                          33-31711, 33-41858,
                                          33-43008, 33-58853
                                          and 333-11699


                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
             (Exact name of registrant as specified in its charter)


     Delaware                                     04-2461439
---------------------------------------- --------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


One Sun Life Executive Park,       Wellesley Hills, MA           02481
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code          (781) 237-6030


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

Registrant has 5,900 shares of common stock outstanding on November 14, 2000, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)


                                      INDEX


                                                                      PAGE
                                                                     NUMBER

PART I:   Financial Information

  Item 1: Financial Statements:

         Consolidated Statements of Income (unaudited) --
            Nine Months Ended
            September 30, 2000 and September 30, 1999                   1

         Consolidated Statements of Income (unaudited) --
            Three Months Ended
            September 30, 2000 and September 30, 1999                   2

         Consolidated Balance Sheets --
            September 30, 2000 (unaudited) and December 31, 1999
            (audited)                                                   3

         Consolidated Statements of Comprehensive Income
            (unaudited) --
            Nine Months Ended
            September 30, 2000 and September 30, 1999                   4

         Consolidated Statements of Changes in Stockholder's
            Equity (unaudited) --
            Nine Months Ended
            September 30, 2000 and September 30, 1999                   5

         Consolidated Statements of Cash Flows (unaudited) --
            Nine Months Ended
            September 30, 2000 and September 30,1999                    6

         Notes to Unaudited Consolidated Financial Statements           7

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   22

  Item 3. Quantitative and Qualitative Disclosures
       About Market Risk                                               33


PART II:  Other Information

  Item 6: Exhibits and Reports on Form 8-K                             36

                      SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (A WHOLLY-OWNED SUBSIDIARY OF
                      SUN LIFE OF CANADA (U.S.)  HOLDINGS, INC.)

                          CONSOLIDATED STATEMENTS OF INCOME
                                  (IN MILLIONS)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                         UNAUDITED                  UNAUDITED
                                                                           2000                       1999
                                                                           ----                       ----
  Revenues

  Premiums and annuity considerations                                     $  33.9                   $  34.3
  Net investment income                                                     225.1                     278.2
  Net realized investment gains (losses)                                     (4.1)                      4.7
  Other income                                                              213.8                     160.8
                                                                          -------                   -------
  Total revenues                                                            468.7                     478.0
                                                                          -------                   -------

  Benefits and expenses

  Policyowner benefits                                                      246.5                     252.9
  Underwriting, acquisition and other operating expenses                    105.3                      72.8
  Amortization of deferred policy acquisition costs                          70.1                      69.3
                                                                          -------                   -------

  Total benefits and expenses                                               421.9                     395.0
                                                                          -------                   -------

  Income from operations                                                     46.8                      83.0

  Interest expense                                                           32.4                      32.4
                                                                          -------                   -------

  Income before income tax expense and discontinued operations               14.4                      50.6

  Income tax expense (benefit)                                               (0.9)                     17.0
                                                                          -------                   -------

  Net income from continuing operations                                      15.3                      33.6

  Net loss on disposal of subsidiary, after tax                                --                     (24.8)

  Net income from discontinued operations                                      --                       1.3
                                                                          -------                   -------

  Net income                                                              $  15.3                   $  10.1
                                                                          =======                   =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (A WHOLLY-OWNED SUBSIDIARY OF
                      SUN LIFE OF CANADA (U.S.)  HOLDINGS, INC.)

                          CONSOLIDATED STATEMENTS OF INCOME
                                   (IN MILLIONS)

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                               UNAUDITED                 UNAUDITED
                                                                                  2000                      1999
                                                                                  ----                      ----
  Revenues

  Premiums and annuity considerations                                           $   9.4                   $  10.3
  Net investment income                                                            66.6                      89.1
  Net realized investment losses                                                   (1.4)                     (2.6)
  Other income                                                                     69.6                      57.0
                                                                                -------                   -------

  Total  revenues                                                                 144.2                     153.8
                                                                                -------                   -------

  Benefits and expenses

  Policyowner benefits                                                             86.0                      82.2
  Underwriting, acquisition and other operating expenses                           38.2                      26.3
  Amortization of deferred policy acquisition costs                                30.6                      18.4
                                                                                -------                   -------

  Total benefits and expenses                                                     154.8                     126.9
                                                                                -------                   -------

  Income (loss) from operations                                                   (10.6)                     26.9

  Interest expense                                                                 10.8                      10.8
                                                                                -------                   -------

  Income (loss) before income tax expense and discontinued operations             (21.4)                     16.1

  Income tax expense (benefit)                                                    (12.3)                      8.7
                                                                                -------                   -------

  Net income (loss) from continuing operations                                     (9.1)                      7.4

  Net loss on disposal of subsidiary, after tax                                      --                       0.6

  Net income from discontinued operations                                            --                       0.4
                                                                                -------                   -------

  Net income (loss)                                                             $  (9.1)                   $  8.4
                                                                                =======                   =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (A WHOLLY-OWNED SUBSIDIARY OF
                      SUN LIFE OF CANADA (U.S.)  HOLDINGS, INC.)

                             CONSOLIDATED BALANCE SHEETS
                           (IN MILLIONS EXCEPT PER SHARE DATA)


                                                                                    UNAUDITED                  AUDITED
                               ASSETS                                           SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                                                ------------------        -----------------
  Investments
  Fixed maturities available-for-sale at fair value (amortized cost of
  $2,499.4 and $2,685.4 in 2000 and 1999, respectively)                             $  2,495.9                $  2,677.3
  Trading fixed maturities at fair value (amortized cost of $516.4 and
  $1.0 in 2000 and 1999, respectively)                                                   521.2                       1.0
  Short-term investments                                                                 145.7                     177.2
  Mortgage loans                                                                         891.3                     931.4
  Real estate                                                                             96.3                      95.1
  Policy loans                                                                            41.5                      40.7
  Other invested assets                                                                   75.5                      67.9
                                                                                    ----------                ----------
  Total investments                                                                    4,267.4                   3,990.6

  Cash and cash equivalents                                                              321.7                     550.3
  Accrued investment income                                                               55.9                      50.5
  Deferred policy acquisition costs                                                      762.5                     686.3
  Outstanding premiums                                                                     1.4                       2.7
  Other assets                                                                            48.8                      81.2
  Separate account assets                                                             18,297.5                  16,123.3
                                                                                    ----------                ----------

  TOTAL ASSETS                                                                      $ 23,755.2                $ 21,484.9
                                                                                    ==========                ==========

                             LIABILITIES

  Future contract and policy benefits                                                 $  719.2                  $  729.3
  Contractholder deposit funds and other policy liabilities                            3,270.8                   3,144.8
  Unearned revenue                                                                        10.4                       7.1
  Accrued expenses and taxes                                                              73.2                      98.8
  Deferred federal income taxes                                                           56.9                      77.7
  Long-term debt payable to affiliates                                                   565.0                     565.0
  Other liabilities                                                                       77.2                      67.7
  Separate account liabilities                                                        18,297.5                  16,123.3
                                                                                    ----------                ----------

  Total liabilities                                                                   23,070.2                  20,813.7
                                                                                    ----------                ----------
  STOCKHOLDER'S EQUITY

  Common stock, $1,000 par value -- 10,000 shares authorized;
  5,900 shares issued and outstanding                                                      5.9                       5.9
  Additional paid-in capital                                                             199.4                     199.4
  Accumulated other comprehensive income                                                  10.6                       7.1
  Retained earnings                                                                      469.1                     458.8
                                                                                    ----------                ----------
  Total stockholder's equity                                                             685.0                     671.2
                                                                                    ----------                ----------

  Total liabilities and stockholder's equity                                        $ 23,755.2                $ 21,484.9
                                                                                    ==========                ==========

                      SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (A WHOLLY-OWNED SUBSIDIARY OF
                      SUN LIFE OF CANADA (U.S.)  HOLDINGS, INC.)

                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (IN MILLIONS)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                UNAUDITED                 UNAUDITED
                                                                                  2000                      1999
                                                                                  ----                      ----

  Net income                                                                    $  15.3                   $  10.1
  Other comprehensive income:
       Net change in unrealized holding gains and losses on
          available-for-sale securities, net of tax                                 3.3                      51.7
  Other                                                                             0.2                        --
                                                                                -------                   -------
  Other comprehensive income:                                                       3.5                      51.7
                                                                                -------                   -------

  Comprehensive income                                                          $  18.8                   $  61.8
                                                                                =======                   =======

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                UNAUDITED                 UNAUDITED
                                                                                  2000                      1999
                                                                                  ----                      ----

  Net income                                                                    $  (9.1)                   $  8.4
  Other comprehensive income:
       Net change in unrealized holding gains and losses on
          available-for-sale securities, net of tax                                 7.5                      20.1
  Other                                                                              .1                        --
                                                                                -------                   -------
  Other comprehensive income:                                                       7.6                      20.1
                                                                                -------                   -------

  Comprehensive income                                                          $  (1.5)                  $  28.5
                                                                                =======                   =======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (A WHOLLY-OWNED SUBSIDIARY OF
                      SUN LIFE OF CANADA (U.S.)  HOLDINGS, INC.)

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                    (IN MILLIONS)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                     (UNAUDITED)

                                                                         ACCUMULATED
                                                          ADDITIONAL        OTHER                     TOTAL
                                             COMMON        PAID-IN      COMPREHENSIVE   RETAINED   STOCKHOLDER'S
                                             STOCK         CAPITAL         INCOME       EARNINGS      EQUITY
                                             ------       ----------    -------------   --------   -------------
  Balance at December 31, 1998               $  5.9        $  199.4        $  75.9      $  496.4    $  777.6

  Comprehensive income:
    Net income                                                                              10.1        10.1
    Other comprehensive income                                                51.7                      51.7
  Dividends to stockholder                                                                 (75.0)      (75.0)
                                             ------        --------       --------      --------    --------

  Balance at September 30, 1999              $  5.9        $  199.4       $  127.6      $  431.5    $  764.4
                                             ======        ========       ========      ========    ========


  Balance at December 31, 1999               $  5.9        $  199.4       $    7.1      $  458.8    $  671.2

  Comprehensive income:
    Net income                                                                              15.3        15.3
    Other comprehensive income                                                 3.5                       3.5
  Dividends to stockholder                                                                  (5.0)       (5.0)
                                             ------        --------       --------      --------    --------

  Balance at September 30, 2000              $  5.9        $  199.4       $   10.6      $  469.1    $  685.0
                                             ======        ========       ========      ========    ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                            (A WHOLLY-OWNED SUBSIDIARY OF
                      SUN LIFE OF CANADA (U.S.)  HOLDINGS, INC.)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN MILLIONS)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                      UNAUDITED   UNAUDITED
                                                                                          2000        1999
                                                                                          ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                                                   $  15.3     $  33.6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
  Amortization of discount and premiums                                                    (0.8)       (0.4)
  Depreciation and amortization                                                             1.8         1.6
  Net realized (gains) losses on investments                                                3.8        (4.7)
  Net unrealized (gains) losses on trading securities                                      (4.8)         --
  Tax benefit on disposal of subsidiary                                                      --        15.4
  Interest credited to contractholder deposits                                            143.3       155.7
  Deferred federal income taxes                                                           (22.4)        1.7
Changes in assets and liabilities:
  Deferred acquisition costs                                                              (76.1)      (48.1)
  Accrued investment income                                                                (5.4)        4.8
  Other assets                                                                             21.4       (77.0)
  Future contract and policy benefits                                                       2.3        (5.3)
  Other, net                                                                               18.2        68.9
                                                                                      ---------   ---------

Net cash provided by operating activities                                                  96.6       146.2
                                                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, maturities and repayments of:
  Available-for-sale fixed maturities                                                     887.0     1,038.9
  Subsidiary                                                                                 --        29.5
  Mortgage loans                                                                          119.8       146.0
  Real estate                                                                               9.8         2.0
  Purchases of:
  Available-for-sale fixed maturities                                                    (708.7)     (488.4)
  Trading fixed maturities                                                               (515.9)         --
  Other invested assets                                                                    (2.2)       (0.9)
  Mortgage loans                                                                          (81.5)     (192.8)
  Real estate                                                                             (11.3)         --
  Changes in other investing activities, net                                                0.6         2.8
  Net change in policy loans                                                               (0.8)       (1.0)
  Net change in short term investments                                                     (0.5)     (149.6)
                                                                                      ---------   ---------

Net cash provided by (used in) investing activities                                      (303.7)      386.5
                                                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deposits to contractholder deposit funds                                              1,506.1     1,171.4
  Withdrawals from contractholder deposit funds                                        (1,522.6)   (1,674.2)
  Dividends paid to stockholder                                                            (5.0)      (75.0)
                                                                                      ---------   ---------

Net cash used in financing activities                                                     (21.5)     (577.8)
                                                                                      ---------   ---------

Net change in cash and cash equivalents                                                  (228.6)      (45.1)

  Cash and cash equivalents, beginning of period                                          550.3       264.7

  Cash and cash equivalents, end of period                                             $  321.7    $  219.6
                                                                                      =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid, net of refunds                                                        65.4      (14.0)
  Interest paid                                                                            21.6       21.6

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

         Basis of Presentation

         For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements. The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which is a comprehensive basis of accounting other than generally accepted accounting principles. The Company changed its basis of accounting to generally accepted accounting principles ("GAAP") and has restated the financial statements for the prior year ended December 31, 1999 (Consolidated Balance Sheet) and for the period ended September 30, 1999 (Consolidated Statement of
         Income, Consolidated Statement of Comprehensive Income,
         Consolidated Statement of Changes in Stockholder's Equity, and Consolidated Statement of Cash Flows) to conform with GAAP. See
         Note 5 for a reconciliation of statutory surplus to GAAP equity and statutory net income to GAAP net income.

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

         In June, 2000, the Company transferred all of the outstanding shares of Sun Life Information Services Ireland, Limited ("SLIRL") to SLOC. SLIRL provides information systems development services to SLOC and its subsidiaries.

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

         The Company uses derivative financial instruments including financial futures contracts, equity options, interest rate swaps, foreign currency swaps and forward spread lock contracts as a means of hedging exposure to interest rate, currency and equity price risk. To qualify for hedge accounting, the changes in fair value of the derivative must be expected to substantially offset the changes in the value of the hedged item. Hedges are monitored to ensure that there is a correlation between the derivative instrument and the hedged investment. Derivative instruments qualifying for hedge accounting treatment are marked to market and the related changes in fair value are included in a separate component of stockholder's equity. To the extent that the correlation of the derivative instrument and hedged item is not established, the derivative instrument is marked to market and the related change in fair value is recognized in the statement of operations as a component of net investment income. The Company does not currently utilize hedge accounting for any of its derivatvies.

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

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000. In accordance with SFAS 133, the Company currently measures its derivative instruments at fair value and the changes in the fair values are recognized in current period earnings. Some of the Company's insurance contracts contain embedded derivative instruments as defined be SFAS 133. The Company is in the process of developing systems and methods to value these embedded instruments. Until such systems and methods are developed during the fourth quarter of 2000, management cannot estimate the full impact of adopting SFAS 133.

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

         In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for the Company's June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as recognition and reclassification of collateral, this standard will be effective for the Company's December 31, 2000 financial statements. The Company is currently evaluating the impact of the adoption of this standard, however, it does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

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


(2)      TRANSACTIONS WITH AFFILIATES

         The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $11,195,000 and $28,037,000 for the three and nine month periods in 2000 and $6,751,000 and $22,057,000 for the same periods in 1999.

         The Company leases office space to SLOC under lease agreements with terms expiring in September, 2004 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for the three and nine month periods in 2000 amounted to approximately $1,994,000 and $5,982,000, respectively. The rent received for the same periods in 1999 was $1,762,000 and $5,286,000, respectively.

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

         Summarized unaudited financial information by segment is provided in the tables below:

(IN MILLIONS)
                                        NINE MONTHS ENDED SEPTEMBER 30, 2000                   SEPTEMBER 30, 2000
                                        ------------------------------------                   ------------------
                              TOTAL            TOTAL            PRETAX             NET                TOTAL
                            REVENUES        EXPENDITURES        INCOME            INCOME              ASSETS
                            --------        ------------        ------            ------             -------
Individual Protection        $ 23.3             $ 25.0          $(1.7)           $  (1.1)         $   906.9
Group Protection               13.1               11.8            1.3                 .9               30.1
Wealth Management             415.7              381.9           33.8               27.0           22,638.7
Corporate                      16.6               35.6          (19.0)             (11.5)             179.5
                            --------        ------------      --------          --------          ---------
   Total                     $468.7             $454.3          $14.4            $  15.3          $23,755.2
                            --------        ------------      --------          --------          ---------
                            --------        ------------      --------          --------          ---------


                                        NINE MONTHS ENDED SEPTEMBER 30, 1999                   DECEMBER 31,  1999
                             ------------------------------------------------------------      ------------------

Individual Protection          $ 11.5          $ 15.7          $ (4.2)            $ (2.6)          $  291.5
Group Protection                 12.6            11.2             1.4                0.9               20.0
Wealth Management               431.1           363.8            67.3               47.8           20,534.2
Corporate                        22.8            36.7           (13.9)             (12.5)             639.2
                            --------        ------------      --------          --------          ---------
  Total                        $478.0          $427.4          $ 50.6             $ 33.6          $21,484.9
                            --------        ------------      --------          --------          ---------
                            --------        ------------      --------          --------          ---------

(IN MILLIONS)
                                            THREE MONTHS ENDED SEPTEMBER 30, 2000                          SEPTEMBER 30, 2000
                                   ------------------------------------------------------------------      ------------------
                                         TOTAL             TOTAL            PRETAX            NET                TOTAL
                                       REVENUES        EXPENDITURES         INCOME           INCOME              ASSETS
                                       --------        ------------         ------           ------              ------
Individual Protection                   $  3.9            $  2.8              $1.1           $   0.7           $  906.9
Group Protection                           4.4               4.1               0.3                .2                30.1
Wealth Management                        134.7             147.3             (12.6)             (7.1)           22,638.7
Corporate                                  1.2              11.4             (10.2)            ( 2.9)              179.5
                                       -------          ---------          -------          --------          ----------
  Total                                 $144.2            $165.6            $(21.4)           $ (9.1)          $23,755.2
                                       -------          ---------          -------          --------          ----------
                                       -------          ---------          -------          --------          ----------


                                            THREE MONTHS ENDED SEPTEMBER 30, 1999                         DECEMBER 31,  1999
                                 ---------------------------------------------------------------------    -----------------

Individual Protection                   $  3.8           $  6.3            $(2.5)            $(1.6)           $ 291.5
Group Protection                           4.2              3.4              0.8               0.6               20.0
Wealth Management                        138.1            116.7             21.4              15.7           20,534.2
Corporate                                  7.7             11.3             (3.6)             (7.3)             639.2
                                        ------           ------            -----             -----          ---------
  Total                                 $153.8           $137.7            $16.1             $ 7.4          $21,484.9
                                        ------           ------            -----             -----          ---------
                                        ------           ------            -----             -----          ---------

(4)      DISCONTINUED OPERATIONS

         In February 1999, the Company completed the sale of its wholly-owned subsidiary, MCIC, for approximately $34,000,000 million. The Company realized a loss of $25,600,000 on the sale.

         In October 1999, the Company completed the sale of its wholly-owned subsidiary, NLT.

         A summary of the results of these discontinued operations follows:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
           (in millions)                                 SEPTEMBER 30, 1999        SEPTEMBER 30, 1999
                                                         ------------------        -------------------
           Revenue                                                $  6.9                   $  21.7
           Expenses                                                  6.3                      19.3
           Provision for income taxes                                0.2                       1.1
                                                         ------------------        -------------------
           Income from discontinued operations                    $  0.4                    $  1.3
                                                         ------------------        -------------------
                                                         ------------------        -------------------

(5)   STATUTORY FINANCIAL INFORMATION

         For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements. The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which is a comprehensive basis of accounting other than GAAP. The Company changed its basis of accounting to GAAP and has restated the financial statements for the prior year ended December 31, 1999 (Consolidated Balance Sheet) and for the period ended September 30, 1999 (Consolidated Statement of Income, Consolidated Statement of Comprehensive Income, Consolidated Statement of Changes in Stockholder's Equity, and Consolidated Statement of Cash Flows) to conform with GAAP. The Statutory Balance Sheet filed as part of the 1999 Annual Report on Form 10K is shown below:

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
CAPITAL STOCK AND SURPLUS


                                                                                                  DECEMBER 31, 1999
                                                                                                 ------------------
ADMITTED ASSETS
Bonds                                                                                                  $  1,221,970
Common stocks                                                                                                75,283
Mortgage loans on real estate                                                                               528,911
Properties acquired in satisfaction of debt                                                                  15,641
Investment real estate                                                                                       79,182
Policy loans                                                                                                 40,095
Cash and short-term investments                                                                             316,971
Other invested assets                                                                                        67,938
Investment income due and accrued                                                                            25,303
Other assets                                                                                                  5,807
                                                                                                 ------------------
General account assets                                                                                    2,377,101
Separate account assets
 Unitized                                                                                                15,490,328
 Non-unitized                                                                                             2,080,726
      TOTAL ADMITTED ASSETS                                                                           $  19,948,155
                                                                                                 ------------------
                                                                                                 ------------------

LIABILITIES
Aggregate reserve for life policies and contracts                                                      $  1,153,642
Supplementary contracts                                                                                       3,182
Policy and contract claims                                                                                      962
Liability for premium and other deposit funds                                                               564,820
Surrender values on cancelled policies                                                                           16
Interest maintenance reserve                                                                                 41,771
Commissions to agents due or accrued                                                                          3,253
General expenses due or accrued                                                                              14,055
Transfers from Separate Accounts due or accrued                                                            (467,619)
Taxes, licenses and fees due or accrued, excluding FIT                                                          379
Federal income taxes due or accrued                                                                          89,031
Unearned investment income                                                                                       22
Amounts withheld or retained by company as agent or trustee                                                    (442)
Remittances and items not allocated                                                                           1,078
Asset valuation reserve                                                                                      44,071
Payable to parent, subsidiaries, and affiliates                                                              26,284
Other liabilities                                                                                            16,674
                                                                                                 ------------------
General account liabilities                                                                               1,491,179
Separate account liabilities:
 Unitized                                                                                                15,489,908
 Non-unitized                                                                                             2,080,726
                                                                                                 ------------------
    TOTAL LIABILITIES                                                                                    19,061,813
                                                                                                 ------------------
                                                                                                 ------------------

CAPITAL STOCK AND SURPLUS
Common capital stock                                                                                          5,900
                                                                                                 ------------------
Surplus notes                                                                                               565,000
Gross paid in and contributed surplus                                                                       199,355
Unassigned funds                                                                                            116,087
                                                                                                 ------------------
Surplus                                                                                                     880,442
 Total common capital stock and surplus                                                                     886,342
                                                                                                 ------------------
      TOTAL LIABILITIES, CAPITAL STOCK AND SURPLUS                                                    $  19,948,155
                                                                                                 ------------------
                                                                                                 ------------------

              The following information reconciles statutory net income and statutory surplus with net income and equity on a GAAP basis:


(in millions)                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2000                    1999
                                                                                     ----                    -----
Statutory net income                                                               $  27.7                   $  31.5

Adjustments to GAAP for life insurance companies:
  Statutory interest maintenance reserve                                               5.2                      (1.6)
  Investment income and realized gains(losses)                                       (32.6)                     21.1
  Policyowner benefits                                                              (103.6)                   (100.2)
  Deferred policy acquisition costs                                                   67.1                      56.4
  Deferred income taxes                                                               31.4                      (3.5)
Other, net                                                                            20.1                       6.4
                                                                                   -------                   -------
GAAP net income (loss)                                                             $  15.3                   $  10.1
                                                                                   -------                   -------
                                                                                   -------                   -------

(in millions)                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                                      2000                     1999
                                                                                   -------                   -------
Statutory net income                                                               $  (7.9)                  $  (9.8)

Adjustments to GAAP for life insurance companies:
  Statutory interest maintenance reserve                                               6.8                       0.2
  Investment income and realized gains(losses)                                       (24.4)                     16.4
  Policyowner benefits                                                               (36.8)                    (18.0)
  Deferred policy acquisition costs                                                   21.3                      24.0
  Deferred income taxes                                                               24.5                      (7.4)
Other, net                                                                             7.4                       3.0
                                                                                   -------                   -------
GAAP net income (loss)                                                             $  (9.1)                   $  8.4
                                                                                   -------                   -------
                                                                                   -------                   -------

                                                              SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                              -----------------         ----------------
Statutory surplus                                                   $  908.8                  $  886.3

Adjustments to GAAP for life insurance companies:
  Valuation of investments                                               4.6                       3.7
  Deferred policy acquisition costs                                    762.5                     686.3
  Future policy benefits and
     Contractholder deposit funds                                     (460.0)                   (350.2)
  Deferred income taxes                                                (58.3)                    (86.1)
  Statutory interest maintenance reserve                                37.4                      42.3
  Statutory asset valuation reserve                                     42.4                      45.3
  Surplus notes                                                       (565.0)                   (565.0)
  Capitalized software costs                                             5.7                       6.2
  Other, net                                                             6.9                       2.4
                                                                    ---------                 ---------
GAAP equity                                                         $  685.0                  $  671.2
                                                                    ---------                 ---------
                                                                    ---------                 ---------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

This Form 10-Q includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, Year 2000 compliance, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

-- Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

--  Changes in interest rates and market conditions.

--  Regulatory and legislative developments.

--  Developments in consumer preferences and behavior patterns.

-- The Company's ability to identify and address any remaining Year 2000 issues successfully, in a timely manner, and at reasonable cost. They also may concern the ability of the Company's vendors, suppliers, other service providers, and customers to successfully address any of their own remaining Year 2000 issues in a timely manner.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999:

NET INCOME

Net income increased by $5.2 million to $15.3 million in the first nine months of 2000, reflecting a decrease of $18.3 million in income from continuing operations, a decrease of $1.3 million in income from discontinued operations, and $24.8 million of after-tax loss from the sale of Massachusetts Casualty Insurance Company ("MCIC") which occurred in February 1999.

NET INCOME FROM OPERATIONS BY SEGMENT

The Company's net income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of net income from operations by segment, which is discussed more fully below.

                                           2000             1999      $  CHANGE
                                           ----             ----      ---------
WEALTH MANAGEMENT                        $ 27.0           $ 47.8       $(20.8)
INDIVIDUAL PROTECTION                      (1.1)            (2.6)         1.5
GROUP PROTECTION                            0.9              0.9           -
CORPORATE                                 (11.5)           (12.5)         1.0
                                         ------           ------      --------
                                         $ 15.3           $ 33.6       $(18.3)
                                         ------           ------      --------
                                         ------           ------      --------

WEALTH MANAGEMENT SEGMENT

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired and on the marketing of guaranteed investment contracts ("GICs") to unrelated third parties in overseas markets. In the U.S. it primarily markets to upscale consumers, selling individual and group fixed and variable annuities. Its major product lines, "Regatta" and "Futurity," are combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., a subsidiary of the Company.

The Company distributes its annuity products through a variety of channels. For the Regatta products, about half are sold through securities brokers, a further one-fourth through financial institutions, and the remainder through insurance agents and financial planners. The Futurity products, introduced in February 1998, are primarily distributed through a dedicated wholesaler network, including Sun Life of Canada (U.S.) Distributors, Inc., a subsidiary.

Although new pension products are not currently sold in the U.S., there is a substantial block of U.S. group retirement business in-force, including GICs, pension plans and group annuities. A significant portion of these pension contracts are non-surrenderable, with the result that the Company's liquidity exposure is limited. GICs were marketed directly in the U.S. through independent managers. In 1997, the Company decided to no longer market group pension and GIC products in the U.S. Beginning in the second quarter of 2000, the Company began marketing GICs to unrelated third parties in overseas markets.

Net income decreased by $20.8 million to $27.0 million in the nine months ended September 30, 2000 versus the same period in 1999 primarily due to the increased strain associated with the successful introduction of new products which credit the policyholder with a bonus upon receipt of the deposit and due to changes in the market values of derivatives used to manage Wealth Management liabilities. The bonus credits on the new products are expensed immediately as they are credited to the policyholders' account values. The bonus credits totaled $19 million for the three month period. The changes in market values of derivative instruments are included in investment income. Following are the major factors affecting the Wealth Management segment's results for the nine months ended September 30, 2000 as compared to the same period in 1999.

-- Fee income increased primarily as a result of higher variable annuity account balances. Fee income was higher by approximately $43.6 million in the first nine months of 2000 compared to the same period in 1999. Market appreciation and net deposit activity have been key factors in the growth in the account balances. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts. Variable annuity assets have increased by approximately $6 billion since January 1, 1999. Net deposits of annuity products increased by $350 million compared with 1999. The increase in net deposits results primarily from the successful introduction of new products during 2000. As noted above, new products that credit the policyholder with a bonus upon receipt have been introduced. Other new products that provide policyholders with greater choices in the product features have also been introduced. These new product introductions lead to significantly increased gross and net sales. Annuity surrenders also increased in 2000 by $172 million, primarily due to older products which are no longer actively marketed. The Company expects that as the separate account block of business continues to grow, from both net deposits and asset appreciation, and as an increasing number of accounts are no longer subject to surrender charges, surrenders will tend to increase.

     Total new deposits of fixed and variable annuities increased by $526 million to $2,625 million in the nine months ended September 30, 2000. Deposits in the Futurity line of products represented $641 million of total annuity deposits in the first nine months of 2000, an increase of $408 million from the same period in 1999. The Company expects that sales of the Futurity product will continue to increase in the future, based on management's beliefs: (i) that market demand is growing for multi-manager variable annuity products; (ii) that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and (iii) that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

-- There has been a shift in demand from general account annuity products to variable account annuity products. As a consequence, there has been a decline in average general account invested assets and, in turn, net investment income has declined. Net investment income reflects only income earned on invested assets of the general account. Net investment income and realized gains for the Wealth Management segment decreased by $52 million for the first nine months of 2000 as compared to the same period in 1999. This decline in average general account assets primarily reflects the Company's 1997 decision to no longer market group pension and GIC products in the U.S. As a consequence, the block of in-force business declines as U.S. issued GICs mature and are surrendered. The introduction of GIC products marketed to unrelated third parties in overseas markets generated $477 million of new deposits for the nine months ended September 30, 2000. The Company expects the new GIC products to result in an increase in general account assets in the future as additional deposits are received. In addition to the decline in assets, the change in the value of the various derivative instruments which the Company uses as part of its asset-liability management programs decreased investment income by approximately $29 million for the nine months ended September 30, 2000, as compared to increasing earnings by approximately $14 million for the nine months ended September 30, 1999.

-- Policyholder benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) decreased by approximately $6.8 million in the nine months ended September 30, 2000, as compared to the same period in 1999. This is less than the decrease in investment income as the surrenders of maturing GIC contracts on which the Company earns a positive spread are being partially replaced by sales of annuities under the Company's Dollar Cost Averaging ("DCA") programs. Under these programs, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is systematically transferred to the variable portion of the contract in equal periodic installments. In addition, the bonus payments credited to policyholder deposits totaled over $29 million during the first nine months of 2000, representing one of the primary causes of the decrease in earnings. Sales of the new GIC products increased benefits by $3.4 million during 2000.

-- Underwriting, acquisition and other operating expenses increased by $12.9 million in the nine months ended September 30, 2000 as compared to the same period in 1999, reflecting the increased volumes of both new business and in-force business.

-- Amortization of deferred policy acquisition costs increased by $4.7 million in the nine months ended September 30, 2000 as compared to the same period in 1999, due primarily to increased gross profits on in-force business. The business in-force at the beginning of the year has increased profits and therefore increased amortization. The new business, which incurs a loss on sale, has no amortization.

INDIVIDUAL PROTECTION SEGMENT


The Company currently markets individual variable life insurance products. These products include variable universal life products marketed to the corporate-owned life insurance ("COLI") market, which products were first introduced in late 1997. In September 1999, the Company introduced a new variable life product as part of the Futurity product portfolio. The Company's management expects the variable life business to grow and become more significant in the future.

The net loss from the Individual Protection segment decreased by $1.5 million during the first nine months of 2000 as compared to the same period in 1999 due primarily to increased investment income. During the second quarter of 2000 the Company received a $500 million deposit to its new privately placed COLI variable life product. This resulted in increased fee income of $11 million that was offset by increased acquisition costs associated with the sale.

GROUP PROTECTION SEGMENT
The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income from the Group Protection segment was unchanged for the nine months ended September 30, 2000 as compared to the same period in 1999. The business grew only slightly in 2000.


CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The net loss decreased by $1.0 million to $11.5 million for the nine months ended September 30, 2000. This reflects an increase in operating expenses being offset by lower income taxes from increased permanent differences in taxable income that are attributed to this segment.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999:

NET INCOME

Net income for the third quarter decreased by $17.5 million to a net loss of $9.1 million in 2000, reflecting a decrease of $16.5 million in income from continuing operations and a decrease of $.4 million in income from discontinued operations and a purchase price adjustment of $.6 million to the loss on disposal of MCIC in the third quarter of 1999.

NET INCOME FROM OPERATIONS BY SEGMENT

The following table provides a summary of net income from operations by segment, which is discussed more fully below.

                                 2000         1999       $ CHANGE
                                 ----         ----       --------
WEALTH MANAGEMENT               $(7.1)       $15.7       $(22.8)
INDIVIDUAL PROTECTION              .7        (1.6)          2.3
GROUP PROTECTION                   .2          .6          (0.4)
CORPORATE                        (2.9)       (7.3)          4.4
                               -------      ------       --------
                                $(9.1)       $7.4        $(16.5)
                               -------      ------       --------
                               -------      ------       --------

WEALTH MANAGEMENT SEGMENT

Net income decreased by $22.8 million to a loss of $7.1 million in the third quarter of 2000 as compared to 1999 primarily due to the strain associated with the introduction of bonus credit products and the decline in market value of derivatives used in managing the fixed annuity and GIC products. The new products credit the policyholder's account with a bonus at the time the deposit is received. The introduction of new GIC products marketed to foreign investors also contributed to the loss for the quarter.

Following are the major factors affecting the Wealth Management segment's results in the third quarter of 2000 as compared to the same period in 1999.

-- Fee income increased primarily as a result of higher variable annuity account balances. Fee income was higher by approximately $17 million in the third quarter of 2000 compared to the same period in 1999. Market appreciation and net deposit activity have been key factors in the growth in the account balances. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts. Variable annuity assets have increased by almost $5.1 billion since September 30, 1999.

-- Net deposits of annuity products during the third quarter of 2000 increased by $393 million compared with the third quarter of 1999. The increase in net deposits results primarily from increases in variable annuity deposits during the second quarter of 2000. The increase in net deposits results primarily from the successful introduction of new products during 2000. These products include the introduction of new Regatta and Futurity products that credit the policyholder with a bonus upon receipt of the deposit and other products that give the policyholder a wider range of options from which to choose. All the new products have contributed to the increase.

     Surrenders of contractholder deposits have increased by $62 million during the third quarter of 2000 as compared to 1999. This increase is due to surrenders of variable annuity products.

     Total new deposits to fixed and variable annuities increased by $456 million to $1,168 million during the third quarter of 2000. Sales of the Futurity line of products represented $272 million of total annuity deposits during the third quarter of 2000, an increase of $190 million from the same three month period in 1999.

-- Net investment income and realized gains for the Wealth Management segment decreased by $18 million for the third quarter of 2000 as compared to the same period in 1999. This decline reflects primarily a loss of $22 million in market value of derivatives for the third quarter of 2000 as compared to an increase of $2 million in value in the third quarter of 1999. Unrealized gains on fixed maturity trading securities totaled $3 million for the third quarter of 2000. The introduction of new GIC products marketed to foreign investors generated $300 million of new deposits for the third quarter of 2000 and resulted in a net increase of general account invested assets of $275 million for the third quarter of 2000.

-- Policyholder benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) increased by approximately $4.7 million in the three months ended September 30, 2000 as compared to the same period in 1999. This is in contrast to the decrease in investment income. The declining older US issued GICs result in declining interest credited to deposits. The bonus payments credited to policyholder deposits totaled almost $19 million during the third quarter of 2000 and caused the increase in benefits as well as contributed to the net loss for the quarter.

-- Underwriting, acquisition and other operating expenses increased by $7.4 million for the three months ended September 30, 2000 as compared to the same period in 1999, reflecting the significantly increased volumes of both new business and in-force business.

-- Amortization of deferred policy acquisition costs increased by $16.0 million during the third quarter of 2000 as compared to 1999. Assumptions regarding future profits have been revised based upon current market conditions and result in increased amortization as well as increased amortization from higher gross profits on existing business.

INDIVIDUAL PROTECTION SEGMENT

During the third quarter of 2000, net income from the Individual Protection segment increased by $2.3 to net income of $0.7 million as compared to the same period in 1999, due to a combination of factors including increased investment income, decreased death benefits and lower reinsurance costs.

GROUP PROTECTION SEGMENT

Net income from the Group Protection segment during the third quarter of 2000 decreased by $.4 million from the same period in 1999, primarily due to increased claims in both life and health products and increased operating expenses.

CORPORATE SEGMENT

In the third quarter of 2000, the net loss from operations for the Corporate segment decreased by $4.4 million to $2.9 million. This decrease reflected lower income taxes from increased permanent differences in taxable income which are allocated to this segment, which more than offset increased operating expenses.


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

The following table summarizes significant changes in asset balances during the first nine months of 2000. The changes are discussed below.


                                   ASSETS
                               ($  IN MILLIONS)
                                                                                       % CHANGE
                               SEPTEMBER 30, 2000           DECEMBER 31, 1999          2000/1999
                               -------------------          -----------------          ----------
GENERAL ACCOUNT ASSETS             $  5,457.7                $  5,361.6                   1.8
SEPARATE ACCOUNT ASSETS              18,297.5                  16,123.3                  13.5
                                  -----------                ---------                 --------
TOTAL ASSETS                       $ 23,755.2                $ 21,484.9                  10.6
                                  -----------                ---------                 --------
                                  -----------                ---------                 --------


General account assets increased by 1.8% in 2000, while variable separate account assets increased by 13.5%. The growth in general account assets is due to the introduction of new GIC products marketed to foreign investors which had net deposits of $477 million during the first nine months of 2000. The growth in variable separate accounts as compared to the general account reflects two main factors: appreciation of the funds held in the variable separate accounts has exceeded that of the funds held in the general accounts; and deposits into variable accounts, including transfers under the DCA programs, have increased, while deposits into fixed annuity accounts have slowed. The Company believes this pattern has reflected a shift in the preferences of policyholders, which is largely attributable to the strong performance of equity markets in general and of the Company's variable accounts funds in particular.

The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash, invested assets, and deferred policy acquisition costs, which represent essentially all of general account assets at September 30, 2000. Major types of invested asset holdings included fixed maturity securities, short-term investments, mortgages, real estate and other invested assets. The Company's fixed maturity securities, totaling $3,017.1 million, comprised 70.7% of the Company's portfolio of invested assets at September 30, 2000, and included both public and private issues. It is the Company's policy to acquire only investment-grade securities in the general account. As a result, the overall quality of the fixed maturity portfolio is high. At September 30, 2000, only 3.0% of the fixed maturity portfolio was rated below-investment-grade. Short-term investments in fixed maturity securities of $145.7 million represented 3.4% of the total portfolio. The Company's mortgage holdings amounted to $891.3 million at September 30, 2000 representing 20.9% of the total portfolio. All mortgage holdings at September 30, 2000 were in good standing. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At September 30, 2000, investment real estate amounted to $96.3 million, representing about 2.2% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Other invested assets amounted to $75.5 million, representing about 1.8% of the portfolio. These holdings comprised mainly leveraged lease investments. Policy loans represent the remaining 1% of invested assets.

LIABILITIES

As with assets, the proportion of variable separate account liabilities to total liabilities has been increasing. Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds. The Company expects the declining proportional trend in general account liabilities as compared to separate account liabilities to continue, because it believes that net deposits to variable products will continue to exceed net deposits for the fixed contracts associated with these liabilities. The introduction of the new GIC products has resulted in an absolute dollar increase in general account liabilities.

CAPITAL MARKETS RISK MANAGEMENT

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk", in this Quarterly Report on Form 10-Q for a discussion of the Company's capital markets risk management.

CAPITAL RESOURCES

CAPITAL ADEQUACY

The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital at September 30, 2000 and at year-end 1999.

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

The Company's liquidity targets are intended to enable it to meet its day-to-day cash requirements. On a quarterly basis, the Company compares its total liquid assets to its total demand liabilities. Liquid assets comprise cash and assets that could quickly be converted to cash should the need arise. These assets include short-term investments and other current assets and investment-grade bonds. The Company's policy is to maintain a liquidity ratio in excess of 100%. Based on its ongoing liquidity analyses, the Company believes that its available liquidity is more than sufficient to meet its liquidity needs.

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

During the fourth quarter of 1996, the Company, SLOC and affiliates began a comprehensive analysis of information technology ("IT") and non-IT systems, including hardware, software, data, data feed products, and internal and external supporting services, to address the ability of these systems to correctly process date calculations through the year 2000 and beyond. The Company created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company. This team, which worked with dedicated personnel from all business units and with the legal and audit departments, reported directly to the Company's senior management on a monthly basis. In addition, internal and external auditors periodically reviewed the Company's Year 2000 project.

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

The Company has completed an assessment of its systems, and has not identified any material Year 2000 problems. No material problems were encountered on key dates including December 31, 1999, January 1, 2000, January 31, 2000 and February 28, 2000 through March 1, 2000. Although the Company continues to be free of any material Year 2000 issues, the Company will continue to monitor its systems over the coming months as part of its normal practices. The Company does not currently anticipate that it will experience any material Year 2000 problems, however there can be no assurance that such an issue will not arise. Factors giving rise to this uncertainty include loss of knowledgeable technical resources, failure to identify all susceptible system processing, compliance issues of third parties whose systems and operations affect the Company, and other similar uncertainties. A possible worst-case scenario might include identification of a material Year 2000 issue in one or more of the Company's systems. Such a scenario could result in disruption to the Company's operations. Consequences of such disruption could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and the inability to report accurate data to customers, management, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have an impact on the Company's results of operations and financial position.

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

As of September 30, 2000, the Company had expended, cumulatively, approximately $5.5 million on its Year 2000 effort. The Company has budgeted $200,000 in 2000 for post-project tasks such as document retention.

SALE OF SUBSIDIARIES

On June 1, 2000, the Company transferred all of the outstanding shares of Sun Life Information Services Ireland Limited ("SLIRL") to SLOC. SLIRL provides information systems development services to SLOC and its subsidiaries. The Company realized a post-tax gain of approximately $293,000 on this transaction.

On February 5, 1999, the Company sold Massachusetts Casualty Insurance Company ("MCIC"), a disability insurance company. The net proceeds of this sale were $34 million and the Company realized a post-tax loss of $24.8 million.

On October 29, 1999, the Company sold New London Trust F.S.B. ("NLT") for approximately $30 million and realized a post-tax gain of $13.2 million. The net income of NLT for the period ended September 30, 1999 is reflected in net income from discontinued operations.

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

TYPES OF MARKET RISKS

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's policy, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company assumes no foreign currency or commodity risk, nor does it assume equity price risk except to the extent that it holds real estate in its portfolios. (At September 30, 2000, investment real estate holdings represented approximately 2.2% of the Company's total general account portfolio.) The management of interest rate risk exposure is discussed below.

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

Significant features of the Company's immunization models include:

-- an economic or market value basis for both assets and liabilities;

-- an option pricing methodology;

-- the use of effective duration and convexity to measure interest rate sensitivity; and

-- the use of key rate durations to estimate interest rate exposure at different parts of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

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

Liabilities categorized as financial instruments and held in the Company's general account at September 30, 2000 had a fair value of $3,217.4 million. Fixed income investments supporting those liabilities had a fair value of $4,387.8 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on September 30, 2000. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $82.8 million and the corresponding assets would show a net decrease of $129.0 million.

By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 1999 had a fair value of $3,634.4 million. Fixed income investments supporting those liabilities had a fair value of $4,308.6 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 1999. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $63.8 million and the corresponding assets would show a net decrease of $118.0 million.

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

EQUITY AND FOREIGN CURRENCY EXCHANGE RISK

The Company's new GIC product introduced exposure to equity and foreign currency exchange risk. This is in addition to the traditional interest rate risk discussed previously. All of this exposure has been hedged via interest rate, currency, and equity swaps. The terms of each GIC such as interest rate, interest payment dates, maturity and redemption dates, and currency denomination are identical to the terms of the swaps. The GIC (liability) is swapped back to a US dollar fixed liability through the requisite derivative contracts. All foreign currency is swapped back to fixed US dollars, all floating rate payments are swapped to fixed rate payments, and any equity returns that the Company is required to pay (receive) on the GIC are received from (paid to) the swap over the life of the GIC. These interest rate, equity linked and currency exchange swaps effectively hedge the Company's exposure to interest, equity and foreign currency risks.

PART II:  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are incorporated by reference unless otherwise indicated:

         EXHIBIT NO.
         ------------

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

                                    Sun Life Assurance Company of Canada (U.S.)
                                                    (Registrant)


Date     November 14, 2000                       /s/ Davey S. Scoon
                                            -------------------------------
                                            Davey S. Scoon
                                            Vice President,
                                            Finance and Treasurer

Date     November 14, 2000                       /s/ Michael K. Moran
                                            --------------------------------
                                            Michael K. Moran
                                            Assistant Vice President Finance