Form 10-K
period 2000-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2001-03-30
CIK 745544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                               Commission file numbers
DECEMBER 31, 2000                                       2-99959, 33-29851,
                                                        33-31711, 33-41858,
                                                        33-43008, 33-58853
                                                        AND 333-11699
                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
             (Exact name of registrant as specified in its charter)
DELAWARE                                                04-2461439
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

ONE SUN LIFE EXECUTIVE PARK,
WELLESLEY HILLS, MASSACHUSETTS                          02481
(Address of principal                                   (Zip Code)
executive offices)

       Registrant's telephone number, including area code (781) 237-6030

           Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED
None                                                    None
Securities registered pursuant to Section 12(g) of the Act:
                                      None

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Registrant has no voting stock outstanding held by non-affiliates.

Registrant has 6,437 shares of common stock outstanding on March 30, 2001, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

ITEM 1. BUSINESS.

Sun Life Assurance Company of Canada (U.S.) (the "Company") is a stock life insurance company incorporated under the laws of Delaware on January 12, 1970. Its Executive Office mailing address is One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, Tel. (781) 237-6030. As of December 31, 2000, the Company was authorized to do business in 48 states, the District of Columbia and Puerto Rico. Effective January 31, 2001, the Company became authorized to do business in 49 states. In addition, the Company's wholly-owned insurance subsidiary, Sun Life Insurance and Annuity Company of New York, is authorized to do business in the State of New York.

The Company's wholly-owned subsidiaries include: Sun Life Insurance and Annuity Company of New York, which issues individual fixed and variable annuity contracts and group life and long-term disability insurance in New York; Sun Life of Canada (U.S.) Distributors, Inc., a registered broker-dealer and investment adviser; Clarendon Insurance Agency, Inc., a registered broker-dealer; Sun Life Financial Services Limited, which serves as the marketing administrator for the distribution of certain offshore products of Sun Life Assurance Company of Canada, an affiliate; Sun Life of Canada (U.S.) SPE 97-1, organized for the purpose of engaging in activities incidental to securitizing mortgage loans; Sun Capital Advisers, Inc., a registered investment adviser; and Sun Life of Canada (U.S.) Holdings General Partner, Inc., the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I.

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc., which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada, 150 King Street West, Toronto, Ontario, Canada. Sun Life Assurance Company of Canada is a life insurance company incorporated pursuant to a Special Act of Parliament of Canada in 1865 and currently transacts business in all of the Canadian provinces and territories, all of the United States (except New
York), the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, and Indonesia. On March 22, 2000, Sun Life Assurance Company of Canada reorganized from a mutual life insurance company to a stock life insurance company. See Demutualization below.

DEMUTUALIZATION

On January 27, 1998, Sun Life Assurance Company of Canada announced that its Board of Directors had requested that management develop a plan to demutualize, which involves converting from a mutual structure, with ownership by policyholders, to a shareholder-owned company. In a demutualization the ownership interest held by policyholders is distributed to them in the form of shares, without affecting their interests as policyholders. In September 1999, the Board of Directors of Sun Life Assurance Company of Canada approved the demutualization plan developed by management. On December 6, 1999, Sun Life Assurance Company of Canada received approval for its demutualization plan from the Michigan Commissioner of Insurance. At a Special Meeting on December 15, 1999, eligible policyholders of Sun Life Assurance Company of Canada voted in favor of the plan to demutualize. On March 22, 2000, the reorganization from a mutual company to a stock company was complete and Sun Life Financial Services of Canada Inc., a new holding company, became the ultimate parent of Sun Life Assurance Company of Canada and the Company. The demutualization of Sun Life Assurance Company of Canada did not have any significant impact on the Company.

GENERAL

The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual and group fixed and variable annuities, group pension contracts, guaranteed investment contracts, group life and disability insurance, and other asset management services. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax qualified markets.

The following table sets forth, for each of the last three years, (i) total statutory premiums and deposits, which is the premium the Company and its subsidiaries report on the annual statements filed with insurance regulators, and (ii) reserves for each major operating segment using accounting principles generally accepted in the United States of America ("GAAP"). Statutory premiums and deposits differ from GAAP premiums. GAAP requires that premiums on variable and universal life insurance products be accounted for using deposit accounting, which excludes from revenue the premiums received on these products and generally includes as revenue the fees earned from the same products. See Item 7, Management's Discussion and Analysis, and Notes to Financial Statements for additional industry segment information and discussion.

                                                2000                 1999                1998
                                                               (IN THOUSANDS)
Total Statutory Premiums and Deposits:
Wealth Management                             $4,548,326         $2,694,190           $2,281,605
Individual Protection                             97,283             16,619              156,035
Group Protection                                 856,851             15,610               14,155
                                              ----------         ----------           ----------

                                              $5,502,460         $2,726,419           $2,451,795
                                              ==========         ==========           ==========
GAAP Reserves:
Wealth Management                             $3,849,030         $3,712,354           $4,234,223
Individual Protection                            152,163            138,000              139,706
Group Protection                                  20,559             17,748               14,995
                                              ----------         ----------           ----------

                                              $4,021,752         $3,868,102           $4,388,924
                                              ==========         ==========           ==========

REINSURANCE

In accordance with normal industry practice, the Company reinsures portions of its life insurance and disability income exposure with both affiliated and unaffiliated companies using traditional indemnity reinsurance agreements. The Company also reinsures on a stop-loss basis with unaffiliated companies the guaranteed minimum death benefit exposure with respect to a portion of the Company's variable annuity business. The Company, as the ceding company, remains responsible for the portion of the policies reinsured under each of its existing agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim.

RESERVES

The Company has established and reported liabilities for future policy benefits in accordance with GAAP in order to meet its obligations on its outstanding contracts. Liabilities for variable annuity contracts, deferred fixed annuity contracts, guaranteed investment contracts, variable life insurance and universal life insurance policies are equal to the account values of the contracts as of December 31, 2000. Account values of the contracts include deposits plus credited interest, less expense and mortality fees and withdrawals. Reserves for individual life, group life and group disability contracts are based on mortality tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at assumed rates, will be sufficient to meet the Company's policy obligations.

INVESTMENTS

Of the Company's consolidated total assets of $24.1 billion at December 31, 2000, 74.3% consisted of unitized and non-unitized separate account assets, 15.6% were invested in bonds and similar securities, 3.5% in mortgages, 0.3% in real estate, and the remaining 6.3% in cash and other assets.

COMPETITION

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. The Company's management believes that through a combination of a strong and reputable brand name, exceptional customer service, a wide array of innovative financial solutions and strong financial ratings, the Company stands out as an industry leader. A.M. Best has assigned the Company and its subsidiary, Sun Life Insurance and Annuity Company of New York, its highest classification, A++. Fitch has assigned the Company and Sun Life Insurance and Annuity Company of New York its highest rating, AAA, indicating exceptionally strong for financial strength. Standard & Poor's has assigned the Company and Sun Life Insurance and Annuity Company of New York each a rating of AA+, indicating very strong for financial strength. Moody's Investor Service, Inc. has assigned the Company an unsolicited rating of Aa2 for financial strength, which is their third highest rating level.

EMPLOYEES

The Company and its subsidiaries have entered into service agreements with Sun Life Assurance Company of Canada which provide that the latter will furnish the Company and its subsidiaries, as required, with personnel as well as certain services and facilities on a cost reimbursement basis. As of December 31, 2000 the Company and its subsidiaries had 475 direct employees who are employed at its Principal Executive Office in Wellesley Hills, Massachusetts, its Wealth Management Division in Boston, Massachusetts, and its New York operations in New York, New York.

REGULATION

The Company and its insurance subsidiary, Sun Life Insurance and Annuity Company of New York, are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. Sun Life Insurance and Annuity Company of New York operates only in the State of New York. The laws of the various jurisdictions address such issues as licensing, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amount of investments permitted. On or before March 1st each year, the Company and Sun Life Insurance and Annuity Company of New York file annual statements relating to their operations for the preceding year and their financial condition at the end of such year with state insurance regulatory authorities in each jurisdiction where the entity is licensed. The annual statements include financial statements and exhibits in conformity with statutory accounting principles, which differ from GAAP. The books and records of the Company and Sun Life Insurance and Annuity Company of New York are subject to review or examination by their respective state departments of insurance at any time and a full examination of their operations is conducted at periodic intervals.

In addition, many states regulate affiliated groups of insurers, such as the Company, Sun Life Assurance Company of Canada and its affiliates, under insurance holding company legislation. Under such laws, inter-company transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies involved. Under insurance guaranty fund laws in most states, insurers doing business in a given state can be assessed (up to prescribed limits) for policyholder losses incurred by insolvent companies. However, most of these laws provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength and many also permit the deduction of all or a portion of any such assessment from any future premium or similar taxes. See Note 15 for additional information.

Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include employee benefit regulation, removal of barriers preventing banks from engaging in the insurance business and tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and the subsequent impact on the relative desirability of various personal investment vehicles. The current proposals regarding estate taxes may also impact the desirability of the Company's joint survivor life insurance products if enacted.


ITEM  2.   PROPERTIES

The Company's home office consists of three buildings located in Wellesley Hills, Massachusetts. The Company owns this facility and leases it to Sun Life Assurance Company of Canada (and certain unrelated parties) for lease terms not exceeding five years. The operations of the Wealth Management segment are primarily conducted from office space in Boston, Massachusetts, which is leased by the Company from certain unrelated parties. The home office of Sun Life Insurance and Annuity Company of New York consists of office space in New York, New York, and is leased from an unrelated party.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are engaged in various kinds of routine litigation, which, in management's judgment, is not expected to have a material impact on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of security holders during the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.; there is no market for its common stock.

During 2000, 1999, and 1998, the Company declared and paid $10,000,000, $80,000,000, and $50,000,000, respectively, in dividends to its parent, Sun Life of Canada (U.S.) Holdings, Inc. There are legal limitations governing the extent to which the Company may pay dividends as described in Note 14 of the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected historical financial data. For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements prepared in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which is a comprehensive basis of accounting other than GAAP. The Company changed its basis of accounting to GAAP and has restated the financial statements for the prior years ended December 31, 1999, 1998 and 1997. The GAAP Selected Financial Data table below includes data for the three years ended December 31, 2000 which have been derived from the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The GAAP Selected Financial Data table also includes information for the year ended December 31, 1997 which has been derived from audited consolidated financial statements not included herein. The Statutory Selected Financial Data table includes information for the five years ended December 31, 2000 which has been taken from the annual statements filed with insurance regulatory authorities and has been prepared in accordance with applicable statutory accounting practices.

GAAP SELECTED FINANCIAL DATA:

                                                         FOR THE YEARS ENDED DECEMBER 31,

                                               2000           1999            1998            1997
                                          -------------   -------------   -------------   -------------
                                                                  (IN THOUSANDS)
Revenues
   Premiums and other revenue             $     342,662   $     262,576   $     382,469   $     406,884
   Net investment income and
        realized gains                          267,807         367,296         464,226         552,380
                                          -------------   -------------   -------------   -------------
                                                610,469         629,872         846,695         959,264
                                          -------------   -------------   -------------   -------------
Benefits and expenses
   Policyholder benefits                        338,327         334,864         588,109         672,350
   Other expenses                               333,389         212,197         233,713         190,105
                                          -------------   -------------   -------------   -------------
                                                671,716         547,061         821,822         862,455
                                          -------------   -------------   -------------   -------------
Operating gain (loss)                           (61,247)         82,811          24,873          96,809
Federal income tax expense (benefit)            (63,778)         29,079          10,767          35,339
                                          -------------   -------------   -------------   -------------
Net income from continuing operations     $       2,531   $      53,732   $      14,106   $      61,470
                                          =============   =============   =============   =============
Assets                                    $  24,057,668   $  21,484,913   $  18,248,262   $  17,335,516
                                          =============   =============   =============   =============
Long-term debt payable to affiliates      $     565,000   $     565,000   $     565,000   $     565,000
                                          =============   =============   =============   =============
Partnership Capital Securities            $     607,826   $      --       $      --       $      --
                                          =============   =============   =============   =============

STATUTORY SELECTED FINANCIAL DATA:

                                                        FOR THE YEARS ENDED DECEMBER 31,

                                        2000           1999           1998          1997           1996
                                        ----           ----           ----          ----           ----
                                                                 (IN THOUSANDS)
Revenues
  Premiums, annuity
     deposits and other
     revenue                         $5,718,472     $2,869,250     $2,581,463    $ 2,623,629    $ 2,215,322
  Net investment income
     and realized gains                 148,836        190,844        187,208        298,121        310,172
                                   -------------------------------------------------------------------------
                                     $5,867,308     $3,060,094     $2,768,671    $ 2,921,750     $2,525,494
                                   -------------------------------------------------------------------------
Benefits and expenses
  Policyholder benefits               5,545,754      2,706,121      2,416,950      2,579,104      2,232,528
  Other expenses                        339,862        239,136        214,607        206,065        175,342
                                   -------------------------------------------------------------------------
                                      5,885,616      2,945,257      2,631,557      2,785,169      2,407,870
                                   -------------------------------------------------------------------------
Operating gain                          (18,308)       114,837        137,114        136,581        117,624
Federal income tax expense
    (benefit)                           (18,072)        24,479         11,713          7,339         (5,400)
                                   -------------------------------------------------------------------------
Net income                                $(236)       $90,358      $ 125,401      $ 129,242      $ 123,024
                                   =========================================================================
Assets                              $22,067,296    $19,948,155    $16,902,621    $15,925,357    $13,621,952
                                   =========================================================================
Surplus notes                          $565,000       $565,000       $565,000       $565,000       $315,000
                                   =========================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

This discussion includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:


- Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

-    Changes in interest rates and market conditions.

-    Regulatory and legislative developments.

-    Developments in consumer preferences and behavior patterns.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999:

NET INCOME

Net income decreased by $39.9 million to $2.5 million in 2000, reflecting a decrease of $51.2 million in income from continuing operations and a decrease of $1.0 million in income from discontinued operations offset by the 1999 $12.3 million after-tax net loss from the sales of Massachusetts Casualty Insurance Company and New London Trust F.S.B.

NET INCOME FROM OPERATIONS BY SEGMENT

The Company's net income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of net income from operations by segment, which is discussed more fully below.

                                                                                      % CHANGE
                                   2000           1999            1998         2000/1999       1999/1998
                                   ----           ----            ----         ---------       ---------
WEALTH MANAGEMENT              $    (6.9)     $     73.0     $      74.7      (109.5%)          (2.28%)
INDIVIDUAL PROTECTION               (0.2)            0.2           (45.1)     (200.0%)         100.4%
GROUP PROTECTION                     1.2             0.6             1.4       100.0%          (57.1%)
CORPORATE                            8.4           (20.1)          (16.9)      141.8%           18.9%
                              -----------     -----------     -----------     -----------     -----------
                               $     2.5      $     53.7      $     14.1       (95.3%)         280.9%
                              ===========     ===========     ===========     ===========     ===========

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

The Company sells its annuity products via two affiliated wholesale distribution organizations, Massachusetts Financial Distributors (Regatta products) and Sun Life of Canada (U.S.) Distributors, Inc., a subsidiary of the Company (Futurity products). The annuity products are then distributed through a variety of unaffiliated retail organizations including securities brokers (51%), financial institutions (15%), and insurance agents and financial advisors (34%).

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

The Wealth Management segment had a net loss of $6.9 million for the year ended December 31, 2000 as compared to net income of $73.0 million for the year ended December 31, 1999. The $79.9 million decrease in earnings was primarily due to three factors: 1) increased strain associated with the successful introduction of new products which credit the policyholder with a bonus upon receipt of the deposit; 2) changes in the market values of derivatives used to manage Wealth Management liabilities; 3) increased amortization of deferred acquisition costs on annuity products. The bonus credits on the new products are expensed as they are credited to the policyholders' account values. The changes in market values of derivative instruments are included in investment income. Changes in estimated future gross profit assumptions used to amortize deferred acquisition costs result in cumulative adjustments that are included with current period amortization. Following are additional details of the major factors affecting the Wealth Management segment's results for the year ended December 31, 2000 as compared to the same period in 1999.

- Fee income increased primarily as a result of higher variable annuity account balances. Fee income for the year 2000 was higher than 1999 by approximately $60.0 million. Market appreciation and net deposit activity have been key factors in the growth in the account balances. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts. Variable annuity assets have increased by approximately $4.6 billion since January 1, 1999. During 2000 these variable annuity assets increased by only $0.8 billion due to unfavorable stock market results. Net deposits of annuity products increased by $1.0 billion compared with 1999. The increase in net deposits results primarily from the successful introduction of new products during 2000. As noted above, new products that credit the policyholder with a bonus upon receipt have been introduced. Other new products that provide policyholders with greater choices in the product features have also been introduced. These new product introductions lead to significantly increased gross and net sales. Annuity surrenders also increased in 2000 by $248 million, primarily due to older products which are no longer actively marketed. The Company expects that as the separate account block of business continues to grow, from both net deposits and asset appreciation, and as an increasing number of accounts are no longer subject to surrender charges, surrenders will tend to increase.

     Total new deposits of fixed and variable annuities increased by $1.3 billion to $4.0 billion for the year ended December 31, 2000. Deposits in the Futurity line of products represented $844 million of total annuity deposits for the year 2000, an increase of $503 million as compared to 1999. The Company expects that sales of the Futurity product will continue to increase in the future, based on management's beliefs (i) that market demand is growing for multi-manager variable annuity products, (ii) that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and (iii) that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

- Net investment income and realized gains for the Wealth Management segment decreased by $96 million for the year ended December 31, 2000 as compared to 1999. The main driver of the decrease in net investment income is the change in the value of the various derivative instruments which the Company uses as part of its asset-liability management programs. Net investment income from derivatives decreased by approximately $67 million for the year ended December 31, 2000, as compared to increasing earnings by approximately $18 million for the year ended December 31, 1999. In addition, there has been a shift in demand from general account annuity products to variable account annuity products. As a consequence, there has been a decline in average general account invested assets and, in turn, net investment income has declined. Net investment income reflects only income earned on invested assets of the general account. The decline in average general account assets also reflects the Company's 1997 decision to no longer market group pension and GIC products in the U.S. As a consequence, the block of in-force business declines as U.S. issued GICs mature and are surrendered. The introduction of GIC products marketed to unrelated third parties in overseas markets, generated $551 million of new deposits for the ended December 31 2000. The Company expects the new GIC products to result in an increase in general account assets in the future as additional deposits are received. In addition to the decline in assets,

- Policyholder benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) increased by approximately $16.5 million for the year ended December 31, 2000, as compared to 1999. The surrenders of maturing GIC contracts on which the Company earns a positive spread are being partially replaced by sales of annuities under the Company's Dollar Cost Averaging ("DCA") programs. Under these programs, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. In addition, the bonus payments credited to policyholder deposits upon receipt under the new products noted above totaled over $44 million during the year 2000 and are included in annuity payments. Another contributing factor to the increase in policyholder benefits is the increase in interest credited to contractholders on sales of the new GIC products. The interest credited on these new contracts was $11.1 million.

- Underwriting, acquisition and other operating expenses increased by $30.5 million in the year ended December 31, 2000 as compared to the same period in 1999, reflecting the increased volumes of both new business and in-force business.

- Amortization of deferred policy acquisition costs increased by $65.3 million in the year ended December 31, 2000 as compared to the same period in 1999. The increase is due primarily to cumulative adjustments to amortization as a result of unfavorable changes in estimated future gross profit assumptions used to calculate amortization of DAC on the annuity products. In addition, the business in-force at the beginning of the year has increased profits and therefore increased amortization.

INDIVIDUAL PROTECTION SEGMENT

The Company currently markets variable life insurance products. These products include variable universal life products marketed to the corporate-owned life insurance ("COLI") market, which were first introduced in late 1997. In September 1999, the Company introduced a new variable life product as part of the Futurity product portfolio. The Company's management expects the variable life business to grow and become more significant in the future.

Earnings from the Individual Protection segment decreased by $0.4 million from net income of $0.2 million for the year ended December 31, 1999 to a net loss of $0.2 million for the year ended December 31, 2000, due primarily to net realized investment losses incurred during 2000. During 2000, the Company received $850 million of deposits to its new privately placed COLI variable life products. This resulted in increased fee income of $17 million that was offset by increased acquisition costs associated with the sale.

GROUP PROTECTION SEGMENT

The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income from the Group Protection segment increased by $0.6 million for the year ended December 31, 2000 as compared to 1999 due to improved claims experience and increased net investment income. The business grew only slightly in 2000.

CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

Earnings on the Corporate segment increased $28.5 million from a $20.1 million loss in 1999 to net income of $8.4 million in 2000. This reflects an income tax benefit related to issues in tax years which have been examined by the Internal Revenue Service.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998:

NET INCOME

Net income increased by $28.2 million to $42.4 million in 1999, reflecting an increase of $39.6 million in income from continuing operations, an increase of $.9 million in income from discontinued operations, and a $12.3 million after-tax loss from the sales of Massachusetts Casualty Insurance Company and New London Trust which occurred in 1999.

INCOME FROM CONTINUING OPERATIONS BY SEGMENT

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

Net income decreased by $1.7 million to $73.0 million in 1999 as compared to 1998. Increased fee and other income was partially offset by higher operating expenses, both as a result of the increased business. In addition, the loss of earnings from the GICs, which block of business is declining, contributes to the minor decline in earnings. Following are the major factors affecting the Wealth Management segment's results in 1999 as compared to 1998.

- Fee and other income increased primarily as a result of higher variable annuity account balances. Fee income was higher by approximately $37 million in 1999 compared to 1998. Market appreciation and net deposit activity have been key factors in the growth in the account balances. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts. Variable annuity assets have increased by approximately $3.8 billion or 31% since January 1, 1999.

- Net deposits of annuity products increased by $53 million to $290 million compared with 1998. The increase in net deposits results primarily from significant increases in new deposits offset by increased variable annuity surrenders in 1999. Management believes the increase in new deposits is mainly a result of the success of the Company's introduction, during the fourth quarter of 1998, of a higher Dollar Cost Averaging ("DCA") rate and a new six-month DCA program. Under these programs, which were redesigned in late 1996, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is systematically transferred to the variable portion of the contract in equal periodic installments. While fixed annuity account deposits increased, deposits directly into variable accounts in 1999. The Company believes this decline was a consequence of the heightened interest in the DCA programs in 1999.

    Total new deposits to fixed and variable annuities increased by $479 million to $2,746 million in 1999. Sales of the Futurity line of products represented $341 million or 12% of total annuity deposits in 1999, an increase of $219 million from 1998. The Company expects that sales of the Futurity product will continue to increase in the future, based on management's beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity; that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

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

- There has been a shift in demand to variable account products from general account products. As a consequence, there has been a decline in average general account invested assets and, in turn, net investment income has declined. Net investment income reflects only income earned on invested assets of the general account. Net investment income and realized gains for the Wealth Management segment decreased by approximately $28 million in 1999 as compared to 1998. This decline in average general account assets primarily reflects the Company's decision in 1997 to no longer market group pension and GIC products and as a consequence, a declining block of in-force business as GICs mature and are surrendered.

- Policyholder benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) decreased by approximately $12.6 million in 1999 as compared to 1998. This is less than the decrease in investment income as the surrenders of maturing GIC contracts on which the Company earns a positive spread are being partially replaced by sales of annuities under the Company's Dollar Cost Averaging ("DCA") programs. Under these programs, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. During the year, the fixed deposit is systematically transferred to the variable portion of the contract in equal periodic installments.

- Underwriting, acquisition and other operating expenses increased by $9.0 million reflecting the increased volumes of both new business and inforce business.

- Amortization of deferred policy acquisition costs increased by $6.8 million primarily reflecting the impact of the increased variable annuity gross profits due to significant asset appreciation during 1999, and the resulting increase in fee income.

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

Prior to 1999 the Protection segment comprised two main elements, internal reinsurance and other life products.

Internal Reinsurance

In recent years, the Company has had various reinsurance agreements with Sun Life Assurance Company of Canada. In some of these arrangements, Sun Life Assurance Company of Canada has reinsured the mortality risks of individual life policies sold in prior years by the Company. These agreements, in the aggregate, had an immaterial effect on net income in the years 1998 and 1999. Under another reinsurance agreement, which became effective January 1, 1991 and terminated October 1, 1998, the Company reinsured certain individual life insurance contracts issued by Sun Life Assurance Company of Canada. This agreement had the effect of increasing income from operations prior to its termination by approximately $16.5 million in 1998. In addition, the effect of terminating this agreement was to decrease 1998 net income by approximately $64.0 million as the termination payment made was greater than the net reserves (reserves assumed less deferred policy acquisition costs) held under the agreement. Because this agreement terminated in 1998, it had no effect on income from operations in 1999.

Other Life Products

Net income associated with the other life products directly issued by the Company from the Individual Protection segment decreased by approximately $.5 million from 1998.

GROUP PROTECTION SEGMENT

The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income from the Group Protection segment decreased by $.8 million from 1998 primarily due to unfavorable claims experience in the group life product.

CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

Net income for the Corporate segment decreased by $3.2 million to ($20.1) million. This decrease reflected lower net investment income, mainly from lower assets due to dividend payments in 1999 of $80 million and in 1998 of $50 million and increased operational expenses. Income taxes in 1999 reflected an income tax benefit associated with tax operating losses with subsidiaries not allocated to the operating segments.

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

The following table summarizes significant changes in asset balances during the year 2000. The changes are discussed below.

ASSETS
($ IN MILLIONS)

                                                                                       % CHANGE
                                      DECEMBER 31, 2000        DECEMBER 31, 1999      2000/1999
                                      -----------------        -----------------      -------------
GENERAL ACCOUNT ASSETS                      $   6,183.5            $     5,361.6         15.3
SEPARATE ACCOUNT ASSETS                        17,874.2                 16,123.3         10.9
                                    ---------------------------------------------------------------

TOTAL ASSETS                                $  24,057.7            $    21,484.9         12.0
                                    ===============================================================

General account assets increased by 15.3% in 2000, while variable separate account assets increased by 10.9%. The growth in general account assets is due to the introduction of new GIC products marketed to foreign investors which had net deposits of $561 million during the year 2000 and to the $600 million investment in affiliated subordinated debentures which were received as a result of the transfer of 100% ownership in Sun Life of Canada (U.S.) Holdings General Partner, Inc. to the Company from the Company's parent. See further discussion under the "Corporate Restructuring" section of "Other Matters." The growth in variable separate accounts as compared to the general account reflects two main factors: appreciation of the funds held in the variable separate accounts has exceeded that of the funds held in the general accounts; and deposits into variable accounts, including transfers under the DCA programs, have increased, while deposits into fixed annuity accounts have slowed. The Company believes this pattern has reflected a shift in the preferences of policyholders, which is largely attributable to the strong performance of equity markets in general and of the Company's variable accounts funds in particular over the past few years.

The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash, invested assets, and deferred policy acquisition costs, which represented essentially all of general account assets at December 31, 2000. Major types of invested asset holdings included fixed maturity securities, short-term investments, mortgages, real estate and other invested assets. The Company's fixed maturity securities, totaling $3,749.6 million, comprised 76.5% of the Company's portfolio of invested assets at December 31, 2000, and included both public and private issues as well as $600 million of subordinated debentures from the Company's parent. It is the Company's policy to acquire only investment-grade securities in the general account. As a result, the overall quality of the fixed maturity portfolio is high. At December 31, 2000, only 2.2% of the fixed maturity portfolio was rated below-investment-grade. Short-term investments in fixed maturity securities of $112.1 million represented 2.3% of the total portfolio. The Company's mortgage holdings amounted to $846.4 million at December 31, 2000 representing 17.3% of the total portfolio. All mortgage holdings at December 31, 2000 were in good standing. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At December 31, 2000, investment real estate amounted to $77.7 million, representing about 1.6% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Other invested assets amounted to $74.6 million, representing about 1.5% of the portfolio. These holdings comprised mainly leveraged lease investments. Policy loans represent the remaining 0.8% of invested assets.

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

General account liabilities also increased over 1999 due to the $607.8 million of Partnership Capital Securities which were acquired as a result of the transfer of 100% ownership in Sun Life of Canada (U.S.) Holdings General Partner, Inc. to the Company from the Company's parent. See further discussion under the "Corporate Restructuring" section of "Other Matters."

CAPITAL MARKETS RISK MANAGEMENT

See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in this Annual Report on Form 10-K for a discussion of the Company's capital markets risk management.

CAPITAL RESOURCES

CAPITAL ADEQUACY

The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital at December 31, 2000 and 1999.

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

OTHER MATTERS

DEMUTUALIZATION

The Company's ultimate parent as of December 31, 1999, Sun Life Assurance Company of Canada, completed its demutualization on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc., is now the ultimate parent of Sun Life Assurance Company of Canada and the Company. Sun Life Financial Services of Canada Inc., a corporation organized in Canada, is a reporting company under the Securities Exchange Act of 1934, as amended, with common shares listed on the Toronto, New York, London, and Manila stock exchanges.

SALE OF SUBSIDIARIES

On June 1, 2000, the Company sold all of the outstanding shares of Sun Life Information Services Ireland Limited to Sun Life Assurance Company of Canada. Sun Life Information Services Ireland Limited provides information systems development services to Sun Life Assurance Company of Canada and its subsidiaries. The Company realized a post-tax gain of approximately $293,000 on this transaction.

On February 5, 1999, the Company sold Massachusetts Casualty Insurance Company ("MCIC"), a disability insurance company. The net proceeds of this sale were $34 million and the Company realized a post-tax loss of $25.5 million.

On October 29, 1999, the Company sold New London Trust F.S.B. ("NLT") for approximately $30 million and realized a post-tax gain of $13.2 million. The net income of NLT for the year ended December 31, 1999 is reflected in net income from discontinued operations.

CORPORATE RESTRUCTURING

On December 21, 2000, the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., transferred its 100% ownership in Sun Life of Canada (U.S.) Holdings General Partner, Inc. to the Company in exchange for 537 shares of the Company's common stock totaling $537,000 plus $65,520,000 of additional paid in capital. There was no gain or loss realized on this transaction. Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I which holds as an investment, the $600 million of subordinated debentures of Sun Life of Canada (U.S.) Holdings, Inc., the Company's parent. Sun Life of Canada (U.S.) Limited Partnership I also has $607.8 million of Partnership Capital Securities issued to an affiliated business trust, representing the limited partner interest.

On December 21, 2000, the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., transferred its $350,000,000 Sun Life Assurance Company of Canada subordinated note to Sun Canada Financial Co., an affiliate, in the form of additional capitalization. On the same day, Sun Canada Financial Co. transferred its ownership in the Company's surplus notes totaling $315,000,000 to Sun Life of Canada (U.S.) Holdings, Inc. in the form of a dividend. As a result, the Company had $565,000,000 of surplus notes issued to its parent, Sun Life of Canada (U.S.) Holdings Inc., as of December 31, 2000.

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

TYPES OF MARKET RISKS

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's policy, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company assumes no foreign currency or commodity risk, nor does it assume equity price risk except to the extent that it holds real estate in its portfolios. (At December 31, 2000, investment real estate holdings represented approximately 1.6% of the Company's total general account portfolio.) The management of interest rate risk exposure is discussed below.

INTEREST RATE RISK MANAGEMENT

The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of these interest bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's policy is to limit MBS holdings to less than 10% of total portfolio assets. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches. As a result of the 2000 securitization transaction discussed in Note 3 of the Consolidated Financial Statements, the Company retained a Class B subordinated interest certificate as well as a Class I interest only certificate.

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

Liabilities categorized as financial instruments and held in the Company's general account at December 31, 2000 had a fair value of $4,368.9 million. Fixed income investments supporting those liabilities had a fair value of $5,084.2 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2000. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $133.0 million and the corresponding assets would show a net decrease of $180.0 million.

By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 1999 had a fair value of $3,634.4 million. Fixed income investments supporting those liabilities had a fair value of $4,339.5 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 1999. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $63.8 million and the corresponding assets would show a net decrease of $118.0 million.

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

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

              For the years ended December 31, 2000, 1999 and 1998

                                                                      2000                1999              1998
                                                                ---------------     ---------------    ---------------
Revenues
  Premiums and annuity considerations                             $      44.8         $     45.1         $     203.3
  Net investment income                                                 287.7              365.0               455.9
  Net realized investment gains (losses)                                (19.9)               2.3                 8.4
  Fee and other income                                                  297.8              217.5               179.1
                                                                ---------------     ---------------    ---------------

Total revenues                                                          610.4              629.9               846.7
                                                                ---------------     ---------------    ---------------

Benefits and expenses
  Policyowner benefits                                                  338.3              334.9               588.1
  Other operating expenses                                              164.9              101.1               100.0
  Amortization of deferred policy acquisition costs                     123.8               67.8                88.8
                                                                ---------------     ---------------    ---------------

Total benefits and expenses                                             627.0              503.8               776.9
                                                                ---------------     ---------------    ---------------

Income (loss) from operations                                           (16.6)             126.1                69.8

    Interest expense                                                     44.7               43.3                44.9
                                                                ---------------     ---------------    ---------------

Income (loss) before income tax expense and discontinued
operations                                                              (61.3)              82.8                24.9
                                                                ---------------     ---------------    ---------------

Income tax expense (benefit):
    Federal                                                             (61.7)              28.8                10.9
    State                                                                (2.1)               0.3                (0.1)
                                                                ---------------     ---------------    ---------------

    Income tax expense (benefit)                                        (63.8)              29.1                10.8
                                                                ---------------     ---------------    ---------------

Net income from continuing operations                                     2.5               53.7                14.1

Net loss on disposal of subsidiaries, after tax                             -              (12.3)                  -

Discontinued operations                                                     -                1.0                 0.1
                                                                ---------------     ---------------    ---------------

Net income                                                        $       2.5         $     42.4         $      14.2
                                                                ===============     ===============    ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                           CONSOLIDATED BALANCE SHEETS
                       (in millions except per share data)

                           December 31, 2000 and 1999


                                ASSETS                                        2000                   1999
                                                                         ----------------      ----------------
Investments
  Available-for-sale fixed maturities at fair value (amortized cost
  of $2,454.5 and $2,685.4 in 2000 and 1999, respectively)                 $    2,501.4           $    2,677.3
  Trading fixed maturities at fair value (amortized cost of $635.5 and
  $1.0 in 2000 and 1999, respectively)                                            648.2                    1.0
  Held-to-maturity fixed maturities at amortized cost                             600.0                      -
  Short-term investments                                                          112.1                  177.2
  Mortgage loans                                                                  846.4                  931.4
  Real estate                                                                      77.7                   95.1
  Policy loans                                                                     41.5                   40.7
  Other invested assets                                                            74.6                   67.9
                                                                         ----------------      ----------------
Total investments                                                               4,901.9                3,990.6

Cash and cash equivalents                                                         390.0                  550.3
Accrued investment income                                                          64.9                   50.5
Deferred policy acquisition costs                                                 762.0                  686.3
Outstanding premiums                                                                3.0                    2.7
Other assets                                                                       61.7                   81.2
Separate account assets                                                        17,874.2               16,123.3
                                                                         ----------------      ----------------

Total assets                                                               $   24,057.7           $   21,484.9
                                                                         ================      ================

                              LIABILITIES

Future contract and policy benefits                                        $      714.7           $      729.3
Contractholder deposit funds and other policy liabilities                       3,313.0                3,144.8
Unearned revenue                                                                    4.5                    7.1
Accrued expenses and taxes                                                         52.7                   98.8
Deferred federal income taxes                                                      41.4                   77.7
Long-term debt payable to affiliates                                              565.0                  565.0
Partnership Capital Securities                                                    607.8                      -
Other liabilities                                                                 123.2                   67.7
Separate account liabilities                                                   17,874.2               16,123.3
                                                                         ----------------      ----------------

Total liabilities                                                              23,296.5               20,813.7
                                                                         ----------------      ----------------

Commitments and contingencies - Note 15

                         STOCKHOLDER'S EQUITY

Common stock, $1,000 par value -  10,000 shares authorized; 6,437 and
  5,900 shares issued and outstanding in 2000 and 1999, respectively       $        6.4           $        5.9
Additional paid-in capital                                                        264.9                  199.4
Accumulated other comprehensive income                                             38.6                    7.1
Retained earnings                                                                 451.3                  458.8
                                                                         ----------------      ----------------

Total stockholder's equity                                                        761.2                  671.2
                                                                         ----------------      ----------------

Total liabilities and stockholder's equity                                 $   24,057.7           $   21,484.9
                                                                         ================      ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in millions)

              For the years ended December 31, 2000, 1999, and 1998


                                                                              2000           1999            1998

Net income                                                                 $     2.5       $     42.4      $    14.2

                                                                         -------------   -------------   -------------
Other comprehensive income
  Net unrealized holding gains (losses) on available-for-sale
    securities, net of tax                                                      31.4            (68.6)          (4.3)
  Other                                                                          0.1             (0.2)             -
                                                                         -------------   -------------   --------------
                                                                                31.5            (68.8)          (4.3)
                                                                         -------------   -------------   --------------

Comprehensive income                                                       $    34.0       $    (26.4)     $     9.9
                                                                         =============   =============   ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (in millions)

              For the years ended December 31, 2000, 1999, and 1998


                                                                         ACCUMULATED
                                                        ADDITIONAL          OTHER                               TOTAL
                                      COMMON STOCK       PAID-IN        COMPREHENSIVE       RETAINED        STOCKHOLDER'S
                                                         CAPITAL            INCOME          EARNINGS           EQUITY
                                     ---------------  ---------------  -----------------  --------------   ----------------

Balance at December 31, 1997           $        5.9     $      199.4     $         80.2     $     532.2      $       817.7

   Net income                                                                                      14.2               14.2
   Other comprehensive income                                                      (4.3)                              (4.3)
   Dividends to stockholder                                                                       (50.0)             (50.0)
                                     ---------------  ---------------  -----------------  --------------   ----------------

Balance at December 31, 1998                    5.9            199.4               75.9           496.4              777.6

   Net income                                                                                      42.4               42.4
   Other comprehensive income                                                     (68.8)                             (68.8)
   Dividends to stockholder                                                                       (80.0)             (80.0)
                                     ---------------  ---------------  -----------------  --------------   ----------------

Balance at December 31, 1999                    5.9            199.4                7.1           458.8              671.2

   Net income                                                                                       2.5                2.5
   Other comprehensive income                                                      31.5                               31.5
   Common shares issued                         0.5                                                                    0.5
    Additional paid-in-capital                                  65.5                                                  65.5
   Dividends to stockholder                                                                       (10.0)             (10.0)
                                     ---------------  ---------------  -----------------  --------------   ----------------

Balance at December 31, 2000           $        6.4     $      264.9     $         38.6     $     451.3      $       761.2
                                     ===============  ===============  =================  ==============   ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

              For the years ended December 31, 2000, 1999 and 1998



                                                                             2000                 1999               1998
                                                                        ----------------     ----------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                       $    2.5            $    53.7           $    14.1
Adjustments to reconcile net income to net cash provided by
operating activities:
  Amortization of  discount and premiums                                        (0.8)                (0.5)                0.2
  Depreciation and amortization                                                  2.8                  3.7                 2.2
  Net realized (gains) losses on investments                                    19.9                 (2.3)               (8.4)
  Net unrealized gains on trading fixed maturities                             (12.7)                   -                   -
  Interest credited to contractholder deposits                                 195.5                216.4               238.7
  Deferred federal income taxes                                                (53.1)                14.5                (8.6)
  Cash dividends from subsidiaries                                                 -                 19.3                   -
Changes in assets and liabilities:
  Deferred acquisition costs                                                   (83.0)               (88.4)              208.7
  Accrued investment income                                                     (5.7)                11.4                31.1
  Other assets                                                                  15.0                (75.3)               78.5
  Future contract and policy benefits                                          (14.5)                (7.5)           (1,124.0)
   Other, net                                                                   38.7                 72.3               896.6
                                                                         ----------------     ----------------    -------------
Net cash provided by operating activities                                      104.6                217.3               329.1
                                                                         ----------------     ----------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, maturities and repayments of:
       Available-for-sale fixed maturities                                   1,001.9              1,240.9             1,665.6
       Trading fixed maturities                                                186.9                    -                   -
       Subsidiaries                                                                -                 57.5                 0.6
       Other invested assets                                                       -                    -                 0.9
       Mortgage loans                                                          208.5                385.7               316.9
       Real estate                                                              36.0                  2.8                 6.0
  Purchases of:
       Available-for-sale fixed maturities                                    (738.3)              (615.2)           (1,346.7)
       Trading fixed maturities                                               (821.3)                   -                   -
       Equity securities                                                           -                    -                (0.2)
       Other invested assets                                                    (2.2)                (7.4)              (11.4)
       Mortgage loans                                                         (121.9)              (344.9)             (123.0)
       Real estate                                                             (15.0)                (1.6)               (1.1)
  Changes in other investing activities, net                                     2.8                  3.1               (14.4)
  Net change in policy loans                                                    (0.8)                 1.9                (1.6)
  Net change in short-term investments                                          34.9                155.9               (38.2)
                                                                         ----------------    ----------------    -------------
Net cash provided by (used in) investing activities                           (228.5)               878.7               453.4
                                                                         ----------------    ----------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deposits to contractholder deposit funds                                   1,962.3              1,536.8               910.8
  Withdrawals from contractholder deposit funds                             (1,988.7)            (2,267.2)           (1,803.2)
  Repayment of long-term debt and borrowed funds                                   -                    -              (110.1)
  Dividends paid to stockholder                                                (10.0)               (80.0)              (50.0)
                                                                         ----------------    ----------------    -------------
Net cash provided by (used in) financing activities                            (36.4)              (810.4)          (1,052.5)
                                                                         ----------------    ----------------    -------------
Net change in cash and cash equivalents                                       (160.3)               285.6              (270.0)
  Cash and cash equivalents, beginning of year                                 550.3                264.7               534.7
                                                                         ----------------    ----------------    -------------
  Cash and cash equivalents, end of year                                    $  390.0            $   550.3           $   264.7
                                                                         ================    ================    =============
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                             $   43.3            $    43.3           $    40.5
  Income taxes paid                                                             63.7                  5.5                50.6

NON-CASH TRANSACTION
On December 21, 2000, the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., transferred its 100% ownership in Sun Life of Canada (U.S.) Holdings General Partner, Inc. to the Company in exchange for 537 shares of the Company's common stock totaling $537,000 plus $65,520,000 of additional paid in capital.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     Sun Life Assurance Company of Canada (U.S.) (the "Company") was incorporated in 1970 as a life insurance company domiciled in the state of Delaware. As of December 31, 2000, the Company was licensed in 48 states and certain other territories. Effective January 31, 2001, the Company became authorized to do business in 49 states. In addition, the Company's wholly-owned insurance subsidiary, Sun Life Insurance and Annuity Company of New York, is licensed in New York. The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts, group life and disability insurance, and other asset management services.

     The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc., which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada. Sun Life Assurance Company of Canada is a life insurance company domiciled in Canada which reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc. ("SLC"), is now the ultimate parent of Sun Life Assurance Company of Canada and the Company.

     BASIS OF PRESENTATION

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies.

     For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements prepared in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which is a comprehensive basis of accounting other than GAAP. During 2000 the Company changed its basis of accounting to GAAP and has restated the financial statements for the prior years ended December 31, 1999 and 1998 to conform with GAAP. See
     Note 13 for a reconciliation of statutory surplus to GAAP equity and statutory net income to GAAP net income.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company owns all of the outstanding shares of Sun Life Insurance and Annuity Company of New York, Sun Life of Canada (U.S.) Distributors, Inc., Sun Life Financial Services Limited, Sun Benefit Services Company, Inc., Sun Capital Advisers, Inc., Sun Life Finance Corporation, Sun Financial Group Advisers, Inc., Sun Life of Canada (U.S.) SPE 97-1, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., and Clarendon Insurance Agency, Inc. The results are also consolidated with Sun Life of Canada Funding, LLC, which is owned by a trust sponsored by the Company and Sun Life of Canada (U.S.) Limited Partnership I, for which
     Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner. All significant intercompany transactions have been eliminated in consolidation.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Sun Life Insurance and Annuity Company of New York is engaged in the sale of individual fixed and variable annuity contracts and group life and disability insurance contracts in its state of domicile, New York. Sun Life of Canada (U.S.) Distributors, Inc. is a registered investment adviser and broker-dealer. Sun Life Financial Services Limited serves as the marketing administrator for the distribution of the offshore products of Sun Life Assurance Company of Canada (Bermuda), an affiliate. Sun Capital Advisers, Inc. is a registered investment adviser. Sun Life of Canada (U.S.) SPE 97-1 was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I. Clarendon Insurance Agency, Inc. is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates.
     Sun Benefit Services Company, Inc., Sun Life Finance Corporation and
     Sun Financial Group Advisers, Inc. are currently inactive. Sun Life of Canada Funding, LLC. was organized for the purpose of engaging in activities incidental to establishing the new guaranteed investment products of the Company. Sun Life of Canada (U.S.) Limited Partnership I was established to purchase subordinated debentures issued by the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., and to issue Partnership Capital Securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I.

     In June 2000, the Company sold Sun Life Information Services Ireland, Limited to Sun Life Assurance Company of Canada. Sun Life Information Services Ireland, Limited provides information systems development services to Sun Life Assurance Company of Canada and its subsidiaries.

     During 1999, the Company sold two of its subsidiaries, Massachusetts Casualty Insurance Company ("MCIC") (sold February 1999) and New London Trust F.S.B. ("NLT") (sold October 1999). MCIC is a life insurance company that issues only individual disability income policies. NLT is a federally chartered savings bank, which grants commercial, residential real estate and installment loans. The results of operations of MCIC and NLT are reported as discontinued operations.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates are those used in determining deferred policy acquisition costs, investment allowances and the liabilities for future policyholder benefits. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain amounts in the prior years' financial statements have been reclassified to conform to the 2000 presentation.

     FINANCIAL INSTRUMENTS

     In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash and cash equivalents, investments such as fixed maturities, mortgage loans and equity securities, off balance sheet financial instruments, debt, loan commitments and financial guarantees. These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses. Financial instruments are more fully described in Note 6.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents primarily include cash, commercial paper, money market investments, and short-term bank participations. All such investments have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

     INVESTMENTS

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the time of purchase, fixed maturity securities are classified based on intent, as held-to-maturity, trading, or available-for-sale. In order for the security to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity. Securities held-to-maturity are stated at cost adjusted for amortization of premiums, and accretion of discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading. Securities that do not meet this criterion are classified as available-for-sale. Available-for-sale securities are carried at aggregate fair value with changes in unrealized gains or losses reported net of policyholder related amounts and of deferred income taxes in a separate component of other comprehensive income. Trading securities are carried at aggregate fair value with changes in unrealized gains or losses reported as a component of net investment income. Fair values for publicly traded securities are obtained from external market quotations. For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturities repayment and liquidity characteristics. All security transactions are recorded on a trade date basis. The Company's accounting policy for impairment requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for additional impairment, if necessary.

     Mortgage loans are stated at unpaid principal balances, net of provisions for estimated losses. Mortgage loans acquired at a premium or discount are carried at amortized values net of provisions for estimated losses. Mortgage loans, which include primarily commercial first mortgages, are diversified by property type and geographic area throughout the United States. Mortgage loans are collateralized by the related properties and generally are no more than 75% of the properties' value at the time that the original loan is made.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     Real estate investments are held for the production of income or held-for-sale. Real estate investments held for the production of income are carried at the lower of cost adjusted for accumulated depreciation or fair value. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally 40 to 50 years. Real estate investments held-for-sale are primarily acquired through foreclosure of mortgage loans. The cost of real estate that has been acquired through foreclosure is the estimated fair value less estimated costs to dispose at the time of foreclosure. Real estate investments are diversified by property type and geographic area throughout the United States.

     Policy loans are carried at the amount of outstanding principal balance not in excess of net cash surrender values of the related insurance policies.

     Other invested assets consist primarily of leveraged leases and tax credit partnerships.

     The Company uses derivative financial instruments including swaps and options as a means of hedging exposure to interest rate, currency and equity price risk.

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

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


     DEFERRED POLICY ACQUISITION COSTS

     Acquisition costs consist of commissions, underwriting and other costs, which vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, and universal and variable life products are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges and direct variable administrative expenses. This amortization is reviewed annually and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments. Acquisition costs related to fixed annuities and other life insurance products are deferred and amortized; generally in proportion to the ratio of annual revenue to the estimated total revenues over the contract periods based upon the same assumptions used in estimating the liability for future policy benefits. Deferred acquisition costs for each life product are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although realization of deferred policy acquisition costs is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced. The amount of amortization of deferred policy acquisition costs could be revised in the near term if any of the estimates discussed above are revised.

     OTHER ASSETS

     Property, equipment, leasehold improvements and capitalized software costs which are included in other assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 30 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements. Reinsurance receivables from reinsurance ceded are also included in other assets.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     POLICY LIABILITIES AND ACCRUALS

     Future policy benefits are liabilities for life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 4.5% to 5.5% for life insurance and 6.0% to 11.3% for annuities. The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon both the Company and its affiliates' experience and industry standards. Estimated liabilities are established for group life and health policies that contain experience-rating provisions.

     Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities and guaranteed investment contracts. The liabilities are determined using the retrospective deposit method and consist of net deposits and investment earnings less administrative charges. The liability is before the deduction of any applicable surrender charges.

     Other policy liabilities include liabilities for policy and contract claims. These amounts consist of the estimated amount payable for claims reported but not yet settled and an estimate of claims incurred but not reported. The amount reported is based upon historical experience, adjusted for trends and current circumstances. Management believes that the recorded liability is sufficient to provide for the associated claims adjustment expenses. Revisions of these estimates are included in operations in the year such refinements are made.

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

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     INCOME TAXES

     The Company and its subsidiaries participate in a consolidated federal income tax return with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. and other affiliates. Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". These differences result primarily from policy reserves, policy acquisition expenses and unrealized gains or losses on investments, and are generally not chargeable with liabilities that arise from any other business of the Company.

     SEPARATE ACCOUNTS

     The Company has established separate accounts applicable to various classes of contracts providing for variable benefits. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Contracts for which funds are invested in separate accounts include variable life insurance and individual and group qualified and non-qualified variable annuity contracts. Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market value and the investment risk of such securities is retained by the contractholder.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities including fair value hedges and cash flow hedges. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133. SFAS No. 138 amended SFAS No. 133 so that for interest rate hedges, a company may designate as the hedged risk, the risk of changes only in a benchmark interest rate. Also, credit risk is newly defined as the company-specific spread over the benchmark interest rate and may be hedged separately from, or in combination with, the benchmark interest rate.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Initial application of SFAS No. 133, as amended, for the Company will begin January 1, 2001. The Company estimates that at January 1, 2001, it will record $8,600,000 as a cumulative transition adjustment that will increase earnings relating to derivatives not designated as hedges prior to adoption of SFAS 133.

     On January 1, 1999, the Company adopted AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. The adoption of SOP 98-1, resulted in an increase in pre-tax income of $6,232,000 for the year ended December 31, 1999.

     In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. While the Company is currently in the process of quantifying the impact of EITF No. 99-20, the consensus provisions are not expected to have a material impact on the Company's financial condition or results of operations.

     In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which replaces SFAS No. 125, "Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and Extinguishment of liabilities, this standard will be effective for the Company's June 30, 2001 unaudited financial statements. However, for disclosures regarding securitizations and collateral, as well as recognition and reclassification of collateral, this standard will be effective for the Company's December 31, 2000 financial statements. The Company is currently evaluating the financial statement impact of the adoption of this standard, however, it does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


2.   SIGNIFICANT TRANSACTIONS WITH AFFILIATES

     Effective October 1, 1998, the Company terminated a reinsurance agreement with Sun Life Assurance Company of Canada resulting in a decrease in income from operations to the Company of approximately $64,000,000 in 1998.

     On February 11, 1999, two notes previously issued to the Company by Massachusetts Financial Services Company ("MFS"), an affiliate, were combined into a new note with a February 11, 2000 maturity date. The original notes were each issued for $110,000,000. One note was issued on February 11, 1998 at an interest rate of 6.0% and a due date of February 11, 1999. The other note was issued on December 22, 1998 at an interest rate of 5.55% and a due date of February 11, 1999. These two notes and an additional $10,000,000 were combined into a new note of $230,000,000 with a floating interest rate based on the six-month LIBOR rate plus 25 basis points. The $230,000,000 note was repaid to the Company on December 21,1999.

     On December 31, 1998, the Company had an additional $20,000,000 investment in notes issued by MFS, scheduled to mature in 2000. These notes were repaid to the Company on December 21, 1999.

     On January 14, 2000, the Company purchased $200,000,000 of notes from MFS. On November 1, 2000, MFS repaid $100,000,000 of these notes.

     On February 5, 1999, the Company sold MCIC to an unaffiliated company. The net proceeds of this sale were $33,965,000. The Company realized a loss of $25,465,000 net of a $14,482,000 tax benefit.

     On October 29, 1999, the Company sold NLT to an unaffiliated company for $30,254,000. The Company realized a gain of $13,170,000 after taxes of $10,186,000.

     On December 22, 1999, the Company acquired twenty-eight mortgages from Sun Life Assurance Company of Canada for a total cost of $118,092,000.

     On June 27, 2000, the Company sold Sun Life Information Services Ireland, Limited to Sun Life Assurance Company of Canada. The Company realized a pretax gain of $451,000 on the sale.

     On December 21, 2000, the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., transferred its ownership in all 200 shares issued and outstanding of Sun Life of Canada (U.S.) Holdings General Partner, Inc. to the Company in exchange for 537 shares of the Company's common stock totaling $537,000 plus $65,520,000 of additional paid in capital.

     As a result of the acquisition of Sun Life of Canada (U.S.) Holdings General Partner, Inc. on December 21, 2000, and its ownership interest in Sun Life of Canada (U.S.) Limited Partnership I, the Company became the owner of a $600,000,000 8.526% subordinated debenture due May 6, 2027 issued by the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc. The Company also assumed the liability of the partnership capital securities issued to Sun Life of Canada (U.S.) Capital Trust I, a Delaware business Trust sponsored by the Company's parent. Partnership capital securities issued of $600,010,000 accrue interest at 8.526% and have no scheduled maturity date. These partnership capital securities, which represent the limited partner interest of Sun Life (U.S.) Limited Partnership I, may be redeemed on or after May 6, 2027. The Company is accounting for the acquisition of Sun Life of Canada (U.S.) General Partner, Inc. using the purchase method of accounting. The attached proforma statements of income for the years ended December 31, 2000 and 1999 illustrate the Company's results of operations as if the acquisition of Sun Life of Canada (U.S.) Holdings General Partner, Inc. took place at the beginning of the year, respectively.

                                                                    Proforma            Proforma
                                                                      2000                1999
                                                                ---------------     --------------
Revenues
  Premiums and annuity considerations                             $      44.8         $     45.1
  Net investment income                                                 338.8              419.8
  Net realized investment gains (losses)                                (19.9)               2.3
  Fee and other income                                                  297.9              217.5
                                                                ---------------     --------------

Total revenues                                                          661.6              684.7
                                                                ---------------     --------------

Benefits and expenses
  Policyowner benefits                                                  338.3              334.9
  Other operating expenses                                              164.9              101.1
  Amortization of deferred policy acquisition costs                     123.8               67.8
                                                                ---------------     --------------

Total benefits and expenses                                             627.0              503.8
                                                                ---------------     --------------

Income (loss) from operations                                            34.6              180.9

    Interest expense                                                     94.5               94.5
                                                                ---------------     --------------

Income (loss) before income tax expense and discontinued
operations                                                              (59.9)              86.4
                                                                ---------------     --------------

Income tax expense (benefit):
    Federal                                                             (61.7)              30.0
    State                                                                (2.1)               0.4
                                                                ---------------     --------------

    Income tax expense (benefit)                                        (63.8)              30.4
                                                                ---------------     --------------

Net income from continuing operations                                     3.9               56.0

Net loss on disposal of subsidiaries, after tax                             -              (12.3)

Discontinued operations                                                     -                1.0
                                                                ---------------     --------------

Net income                                                        $       3.9         $     44.7
                                                                ===============     ==============

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


2.   SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

     Dividends in the amounts of $10,000,000, $80,000,000, and $50,000,000, were declared and paid by the Company to its parent, Sun Life of Canada (U.S.) Holdings, Inc. during 2000, 1999, and 1998, respectively. The Company and its subsidiaries have management services agreements with Sun Life Assurance Company of Canada which provide that Sun Life Assurance Company of Canada will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $31,857,416 in 2000, $30,745,000 in 1999, and $17,381,000 in 1998.

     As more fully described in Note 7, the Company has been involved in several reinsurance transactions with Sun Life Assurance Company of Canada.

     The Company has accrued $4,259,000 for unpaid interest on surplus notes at December 31, 2000 and 1999, respectively. The Company expensed $43,266,000, $43,266,000, and $44,903,000 for interest on surplus notes and notes payable for the years ended December 31, 2000, 1999 and 1998, respectively.

     On December 21, 2000, the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., transferred its $350,000,000 Sun Life Assurance Company of Canada subordinated note to Sun Canada Financial Co., an affiliate, in the form of additional capitalization. On the same day, Sun Canada Financial Co. transferred its ownership in the Company's surplus notes totaling $315,000,000 to Sun Life of Canada (U.S.) Holdings, Inc. in the form of a dividend. As a result, the Company had $565,000,000 of surplus notes issued to its parent, Sun Life of Canada (U.S.) Holdings Inc., as of December 31, 2000. The following table lists the details of the surplus notes outstanding (in 000's):


                                                       MATURITY    PRINCIPAL    RATE
                                                      ----------------------------------
            Sun Life of Canada (U.S.) Holdings, Inc.   12/15/07     $150,000    6.625%
            Sun Life of Canada (U.S.) Holdings, Inc.   12/15/15      150,000    7.250%
            Sun Life of Canada (U.S.) Holdings, Inc.   12/15/15        7,500    6.125%
            Sun Life of Canada (U.S.) Holdings, Inc.   12/15/07        7,500    5.750%
            Sun Life of Canada (U.S.) Holdings, Inc.   11/06/27      250,000    8.625%
                                                                   ------------
                                                Total               $565,000
                                                                   ============

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


3.   INVESTMENTS

     FIXED MATURITIES

     The amortized cost and fair value of fixed maturities were as follows (in 000's):


                                                                                 DECEMBER 31, 2000
                                                                                 GROSS          GROSS       ESTIMATED
                                                                AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                                                   COST          GAINS         LOSSES         VALUE
                                                              --------------------------------------------------------
     Available-for-sale fixed maturities:
       United States treasury securities, U.S. Government
         and agency securities                                  $    183,733     $    8,286    $      (68)     $ 191,951
       States, provinces and political subdivisions                   22,515            653             -         23,168
       Mortgage-backed securities                                    123,113          2,132          (317)       124,928
       Public utilities                                              286,744         12,805        (5,914)       293,635
       Transportation                                                245,675         13,406        (3,821)       255,260
       Finance                                                       299,440          8,141        (5,761)       301,820
       Corporate                                                   1,293,302         52,597       (35,271)     1,310,628
                                                              ------------------------------------------------------------
     Total available-for-sale fixed maturities                  $  2,454,522     $   98,020    $  (51,152)   $ 2,501,390
                                                              ============================================================
     Trading fixed maturities:
       United States treasury securities, U.S. Government
         and agency securities                                  $        500     $        1    $       -     $       501
       Mortgage-backed securities                                     18,281            556          (156)        18,681
       Public utilities                                               30,918          1,293          (243)        31,968
       Transportation                                                 97,900          3,218          (266)       100,852
       Finance                                                       159,250          5,470          (348)       164,372
       Corporate                                                     328,662          9,116        (5,975)       331,803
                                                              ------------------------------------------------------------
     Total trading fixed securities                             $    635,511     $   19,654    $   (6,988)   $   648,177
                                                              ============================================================
     Held-to-maturity fixed maturities:
       Sun Life of Canada (U.S.) Holdings, Inc.,
       8.526% subordinated debt, due 2027                       $    600,000     $     -       $  (53,888)   $   546,112
                                                              ------------------------------------------------------------
     Total held-to-maturity fixed maturities                    $    600,000     $     -       $  (53,888)   $   546,112
                                                              ============================================================

                                                                                 DECEMBER 31, 1999
                                                                                 GROSS          GROSS       ESTIMATED
                                                                AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                                                   COST          GAINS         LOSSES         VALUE
                                                              ---------------------------------------------------------
     Available-for-sale fixed maturities:
       United States treasury securities, U.S. Government
       and agency securities                                    $    107,272     $    2,104    $   (3,191)   $   106,185
       States, provinces and political subdivisions                   32,593             15          (161)        32,447
       Mortgage-backed securities                                     98,903          1,225          (541)        99,587
       Public utilities                                              360,672          7,954        (9,780)       358,846
       Transportation                                                327,544          8,585        (4,258)       331,871
       Finance                                                       281,303          4,632        (6,935)       279,000
       Corporate                                                   1,477,105         22,851       (30,556)     1,469,400
                                                              ------------------------------------------------------------
     Total available-for-sale fixed maturities                  $  2,685,392     $   47,366    $  (55,422)   $ 2,677,336
                                                              ============================================================
     Trading fixed maturities:
       United States treasury securities, U.S. Government
       and agency securities                                    $      1,000     $        2    $        -    $     1,002
                                                              ------------------------------------------------------------
     Total trading fixed securities                             $      1,000     $        2    $        -    $     1,002
                                                              ============================================================

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


3.   INVESTMENTS (CONTINUED)

     The amortized cost and estimated fair value by maturity periods for fixed maturity investments are shown below (in 000's). Actual maturities may differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.


                                                                                 DECEMBER 31, 2000

                                                                               AMORTIZED      ESTIMATED
                                                                                 COST         FAIR VALUE
                                                                          -------------------------------------
     Maturities of available-for-sale fixed securities:
               Due in one year or less                                    $      190,837     $      187,267
               Due after one year through five years                             949,281            959,260
               Due after five years through ten years                            537,068            563,360
               Due after ten years                                               777,336            791,503
                                                                          -------------------------------------
                                                                          $    2,454,522     $    2,501,390
                                                                          =====================================
     Maturities of trading fixed securities:
               Due in one year or less                                    $          500     $          501
               Due after one year through five years                             186,541            190,300
               Due after five years through ten years                            266,573            270,476
               Due after ten years                                               181,897            186,900
                                                                          -------------------------------------
                                                                          $      635,511     $      648,177
                                                                          =====================================
     Maturities of held-to-maturity securities:
               Due after ten years                                        $      600,000     $      546,112
                                                                          =====================================

     Gross gains of $9,056,000, $12,496,000 and $25,752,000 and gross losses of
     $24,018,000, $7,646,000, and $1,439,000 were realized on the voluntary sale of fixed maturities for the years ended December 31, 2000, 1999, and 1998, respectively.

     Fixed maturities with an amortized cost of approximately $2,991,000 and $3,009,000 at December 31, 2000 and 1999 respectively, were on deposit with Federal and State governmental authorities as required by law.

     No fixed maturities have been pledged to collateralize various liabilities at December 31, 2000 and 1999, respectively.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


3    INVESTMENTS (CONTINUED)

     As of December 31, 2000 and 1999, 98% and 94%, respectively, of the Company's fixed maturities were investment grade. Investment grade securities are those that are rated "BBB" or better by nationally recognized rating agencies. During 2000, the Company incurred realized losses totalling $14,956,000 for other than temporary impairment of value of some of its fixed maturities after determining that not all of the year 2000 unrealized losses are temporary in nature. Also in 2000, the Company stopped accruing income on its holdings of an issuer that declared bankruptcy. $243,000 of interest income on these holdings was not accrued. All of the Company's securities were income producing for the years ended December 31, 1999 and 1998.

     MORTGAGE LOANS AND REAL ESTATE

     The Company invests in commercial first mortgage loans and real estate throughout the United States. Investments are diversified by property type and geographic area. Mortgage loans are collateralized by the related properties and generally are no more than 75% of the properties' value at the time that the original loan is made. Real estate investments classified as held-for-sale have been obtained primarily through foreclosure. The carrying value of mortgage loans and real estate investments net of applicable reserves and accumulated depreciation on real estate were as follows (in 000's):


                                                                              DECEMBER 31,
                                                                        2000               1999
                                                                 ---------------------------------------
     Total mortgage loans                                        $       846,439      $     931,351
                                                                 =======================================
     Real estate:
        Held-for-sale                                                      7,483              7,804
        Held for production of income                                     70,239             87,290
                                                                 ---------------------------------------
     Total real estate                                           $        77,722      $      95,094
                                                                 =======================================

     Accumulated depreciation on real estate was $14,879,000 and $18,529,000 at December 31, 2000 and 1999, respectively.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


3.   INVESTMENTS (CONTINUED):

     The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, mortgage loans' values are impaired or mortgage loans' values are impaired but they are performing, appropriate allowances for losses have been made. The Company has restructured mortgage loans, impaired mortgage loans and impaired but performing mortgage loans totaling $18,165,000 and $33,577,000 at December 31, 2000 and 1999, respectively, against which there are allowances for losses of $4,675,000 and $7,750,000, respectively. During 2000, non-cash investing activities included real estate acquired through foreclosure of mortgage loans, which had a fair value of $1,500,000.

     The investment valuation allowances, which have been deducted in arriving at investment carrying values as presented in the consolidated balance sheets, were as follows (in 000's):


                                             BALANCE AT                                     BALANCE AT
                                             JANUARY 1,      ADDITIONS     SUBTRACTIONS    DECEMBER 31,
                                          ---------------------------------------------------------------
     2000
     Mortgage loans                       $      7,750    $      3,837    $     (6,912)    $      4,675
     Real estate                                 1,723               -          (1,723)               -

     1999
     Mortgage loans                       $      6,600    $      4,045    $     (2,895)    $      7,750
     Real estate                                 1,250           1,379            (906)           1,723

     Mortgage loans and real estate investments comprise the following property types and geographic regions (in 000's):


                                                  DECEMBER 31,
                                              2000           1999
                                          -------------------------------
     Property Type:
        Office building                   $     328,976   $      357,466
        Residential                              47,805           58,546
        Retail                                  379,326          433,970
        Industrial/warehouse                    153,580          156,204
        Other                                    19,149           29,732
        Valuation allowances                     (4,675)          (9,473)
                                          -------------------------------
     Total                                $     924,161   $    1,026,445
                                          ===============================

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


3.   INVESTMENTS (CONTINUED):


                                                                  DECEMBER 31,
                                                              2000           1999
                                                         -------------------------------
     Geographic region:
        Arizona                                          $     19,809    $     16,155
        California                                             87,607         117,355
        Colorado                                                8,636          13,019
        Connecticut                                            38,401          25,229
        Delaware                                               15,131          15,919
        Florida                                                36,179          43,718
        Georgia                                                46,895          52,178
        Indiana                                                13,496          19,174
        Kentucky                                               14,941          12,225
        Maryland                                               20,849          10,826
        Massachusetts                                          98,377          99,661
        Michigan                                               45,948          69,545
        Nevada                                                  5,308           5,532
        New Jersey                                             16,653          18,806
        New York                                               69,529          65,107
        North Carolina                                         11,009          10,111
        Ohio                                                   35,966          43,947
        Pennsylvania                                          132,615         159,328
        Tennessee                                              12,889          13,385
        Texas                                                  22,380          17,924
        Utah                                                   11,171          11,583
        Virginia                                               20,911          21,731
        Washington                                             60,560          68,657
        All other                                              83,576         104,803
        Valuation allowances                                   (4,675)         (9,473)
                                                         -------------------------------
     Total                                               $    924,161   $   1,026,445
                                                         ===============================

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


3.   INVESTMENTS (CONTINUED):

     At December 31, 2000, scheduled mortgage loan maturities were as follows (000's):

     2001                                               $         81,373
     2002                                                         53,711
     2003                                                         31,245
     2004                                                         50,392
     2005                                                         89,651
     Thereafter                                                  540,067
                                                      -------------------
     Total                                              $        846,439
                                                      ===================

     Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $45,119,000 and $15,911,000 at December 31, 2000 and 1999, respectively.

     During 2000, the Company sold commercial mortgage loans in a securitization transaction. In the transaction, the Company retained servicing responsibilities, a Class B and a Class I interest only certificate. The Class B certificate is a subordinated interest. The Company receives annual servicing fees, before expenses, of 0.1 percent of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors in the securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due. The value of the Company's retained interest is subject to credit, and interest rate risk on the transferred financial assets. The Company recognized a pretax gain of $763,000 on the securitization transaction.

     Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year were as follows:


                                                          CLASS B          CLASS I
     Prepayment speed                                      0                0
     Weighted average life in years                        7.25             4.54
     Expected credit losses                                0                0
     Residual cash flows discount rate                     7.798            8.844
     Treasury rate interpolated for average life           4.97             4.96
     Spread over treasuries                                2.83%            3.88%
     Duration in years                                     5.201            3.611

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


3.   INVESTMENTS (CONTINUED):

     Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions are as follows (in 000's):


                                                                             COMMERCIAL MORTGAGES

                                                                            CLASS B          CLASS I
                                                                           ----------       ----------
     Carrying amount of retained
       interests                                                            $    2,737      $   1,634
     Fair value of retained interests                                            2,875          1,716
     Weighted average life in years                                              7.254          4.543

     EXPECTED CREDIT LOSSES
     Impact on fair value of .025% of adverse change                                 4             36
     Impact on fair value of .05% of adverse change                                  8             73

     RESIDUAL CASH FLOWS DISCOUNT RATE
     Impact on fair value of .5% of adverse change                                  75             31
     Impact on fair value of 1% of adverse change                                  150             62

     The total principal amount of the commercial mortgage loans was $32,035,000 at December 31, 2000, none of which were 60 days or more past due. There were no net credit losses incurred relating to the commercial mortgage loans at the date of the securitization and at December 31, 2000.

     SECURITIES LENDING

     The Company has a securities lending program operated on its behalf by the Company's primary custodian, Chase Manhattan of New York. The custodian has indemnified the Company against losses arising from this program. There were no securities out on loan at December 31, 2000 and 1999, respectively. The Company requires collateral at 102% of the value of securities loaned. As of December 31, 2000 and 1999, the Company had received no collateral for securities on loan. The income resulting from this program was $48,000, $37,000 and $135,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     LEVERAGED LEASES

     The Company is a lessor in a leverage lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was leased for a term of 9.78 years. The Company's equity investment represented 22.9% of the purchase price of the equipment. The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment and non-recourse to the Company. At the end of the lease term, the master Lessee may exercise a fixed price purchase option to purchase the equipment. The Company's net investment in leveraged leases is composed of the following elements (in 000's):

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


3.   INVESTMENTS (CONTINUED):


                                                                 YEAR ENDED DECEMBER 31,
                                                                 2000                1999
                                                            ---------------     ---------------
      Lease contracts receivable                            $      57,623      $       69,766
      Less: non-recourse debt                                     (57,607)            (69,749)
                                                            ---------------     ---------------
      Net Receivable                                                   16                  17
      Estimated residual value of leased assets                    41,150              41,150
      Less: unearned and deferred income                           (6,718)             (7,808)
                                                            ---------------     ---------------
      Investment in leverage lease                                 34,448              33,359
      Less: fees                                                      (88)               (113)
                                                            ---------------     ---------------
      Net investment in leverage leases                     $      34,360      $       33,246
                                                            ===============     ===============

     DERIVATIVES

     The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, to alter investment rate exposures arising from mismatches between assets and liabilities, and to minimize the Company's exposure to fluctuations in interest rates, foreign currency exchange rates and general market conditions. The derivative financial instruments used by the Company include swaps and options. The Company does not hold or issue any derivative instruments for trading purposes.

     SWAPS

     Swap agreements are contracts with other parties to exchange at specified intervals, the difference between fixed and floating rate interest amounts based upon a notional principal amount. No cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counter-party at each interest payment date. The Company enters into interest rate swap agreements to hedge against exposure to interest rate fluctuations. Because the underlying principal is not exchanged, the Company's maximum exposure to counterparty credit risk is the difference in payments exchanged. The net payable/receivable is recognized over the life of the swap contract as an adjustment to net investment income.

     In 2000, the Company launched a new guaranteed investment contract program. The purpose of the program was to increase market place and interest for these products. Each deal is highly individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity linked cross currency swaps. The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the note.

     The net increase (decrease) in net investment income related to interest rate swaps was $166,000, ($2,513,000) and ($1,686,000) for the years ended
     December 31, 2000, 1999 and 1998, respectively. The Company did not employ hedge accounting treatment in 2000, 1999 and 1998. As a result, the unrealized gains and losses were realized immediately in those years and the deferred balances as of the year ended December 31, 1997 were realized during 1998.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


3.   INVESTMENTS (CONTINUED):

     The Company recognized gross realized gains on swaps of $3,924,000, $4,735,000, and $6,568,000 in 2000, 1999, and 1998, respectively, as well as gross realized losses of $1,156,000, $1,789,000, and $20,538,000 during
     2000, 1999, and 1998, respectively.

     The Company's primary risks associated with these transactions are exposure to potential credit loss in the event of non-performance by counter-parties and market risk. The Company regularly assesses the strength of the counter-parties and generally enters into transactions with counter-parties rated "A" or better by nationally recognized ratings agencies. Management believes that the risk of incurring losses related to credit risk is remote. As of December 31, 2000 and 1999, the Company's derivatives had no significant concentration of credit risk. The Company does not require collateral or other security to support derivative financial instruments with credit risk.

     OPTIONS

     Options are legal contracts that give the contractholder the right to buy or sell a specific amount of the underlying interest at a strike price upon exercise of the option. Cash is exchanged to purchase the option and through the exercise date, the holder can elect to exercise the option or allow it to expire. The Company also utilizes options to hedge against stock market exposure inherent in the mortality and expense risk charges and guaranteed minimum death benefit features of the Company's variable annuities.

     The Company's underlying notional or principal amounts associated with open derivatives positions were as follows (in 000's):


                                                                   OUTSTANDING AT
                                                                 DECEMBER 31, 2000
                                                          ---------------------------------
                                                             NOTIONAL
                                                             PRINCIPAL    UNREALIZED GAIN
                                                              AMOUNTS         (LOSS)
     Interest rate swaps                                   $1,308,496      $  (40,432)
     Currency swaps                                           370,554           1,839
     Equity swaps                                             162,576         (16,883)
                                                          ---------------------------------
        Total                                              $1,841,626      $  (55,476)
                                                          =================================


                                                                   OUTSTANDING AT
                                                                 DECEMBER 31, 1999
                                                          ---------------------------------
                                                             NOTIONAL
                                                             PRINCIPAL    UNREALIZED GAIN
                                                              AMOUNTS         (LOSS)
     Interest rate swaps                                   $  368,000      $   9,522
     Currency swaps                                             1,700            295
                                                          ---------------------------------
        Total                                              $  369,700      $   9,817
                                                          =================================

At December 31, 2000, the unrealized gains (losses) on derivatives are included with other liabilities on the financial statements. The unrealized gains (losses) on derivatives are included with other assets at December 31, 1999.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


4.   NET REALIZED INVESTMENT GAINS AND LOSSES

     Net realized investment gains (losses) consisted of the following (in
000's):

                                                      2000              1999              1998
                                                   ---------------------------------------------
     Fixed maturities                              $  (14,962)        $  4,846          $ 24,268
     Mortgage and other loans                           2,057            1,981                36
     Real estate                                        5,211             (742)              499
     Derivative instruments                             2,768            2,945           (13,970)
     Short term investments                               (22)               4                24
     Write-down of fixed maturities                    (14,956)          (6,689)           (2,481)
                                                   ---------------------------------------------
        Total                                      $  (19,904)        $  2,345          $  8,376
                                                   =============================================

5.   NET INVESTMENT INCOME

     Net investment income consisted of the following (in 000's):

                                                      2000             1999              1998
                                                   ---------------------------------------------
     Fixed maturities                              $  265,608       $  254,390        $  295,167
     Equity securities                                      -              (33)               37
     Mortgage and other loans                          77,807           90,638           103,804
     Real estate                                        8,868            6,829             7,844
     Policy loans                                       3,047            3,172             2,934
     Derivatives                                      (66,773)          17,671           (11,880)
     Income on funds withheld under reinsurance             -                -            67,045
     Other                                              4,664           (1,416)             (817)
                                                   ---------------------------------------------
        Gross investment income                       293,221          371,251           464,134
     Less: Investment expenses                          5,510            6,273             8,277
                                                   ---------------------------------------------
        Net investment income                      $  287,711       $  364,978        $  455,857
                                                   =============================================

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS 107 "Disclosure about Fair Value of Financial Instruments" excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements. The fair value amounts presented herein do not include the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items. Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value of the Company; likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 (in 000's):

                                                        DECEMBER 31, 2000                     DECEMBER 31, 1999
                                                   CARRYING          ESTIMATED           CARRYING         ESTIMATED
                                                    AMOUNT           FAIR VALUE           AMOUNT          FAIR VALUE
                                               ------------------------------------------------------------------------
 Financial assets:
         Cash and cash equivalents             $       390,049    $       390,049    $       550,265    $       550,265
         Fixed maturities                            3,749,567          3,695,679          2,678,340          2,678,340
         Short-term investments                        112,077            112,077            177,213            177,213
         Mortgages                                     846,439            886,384            931,351            933,725
         Derivatives                                   (55,476)           (55,476)             9,817              9,817
         Policy loans                                   41,459             41,459             40,660             40,660
         Other invested assets                          74,551             74,551             67,938             67,938

 Financial liabilities:
         Guaranteed investment contracts       $     1,002,865    $       998,544    $       677,265    $       665,830
         Contractholder deposit funds                2,129,758          2,090,197          2,279,413          2,213,896
         Fixed annuity contracts                       102,637             98,337            112,794            105,845
         Interest sensitive life insurance             114,198            116,900            116,999            119,659
         Long-term debt                                565,000            510,962            565,000            529,212
         Partnership capital securities                607,826            553,938                  -                  -

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


6.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

    The fair values of cash and cash equivalents are estimated to be cost plus accrued interest which approximates fair value. The fair values of short-term bonds are estimated to be the amortized cost. The fair values of publicly traded fixed maturities are based upon market prices or dealer quotes. For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturity, repayment and liquidity characteristics. The fair values of mortgage and other loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

    Policy loans are stated at unpaid principal balances, which approximate fair value.

    The fair values of the Company's general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.

    The fair values of other deposits with future maturity dates are estimated using discounted cash flows.

    The fair value of notes payable and other borrowings are estimated using discounted cash flow analyses based upon the Company's current incremental borrowing rates for similar types of borrowings. The carrying amount of all other assets is assumed to approximate fair value.

7.  REINSURANCE

    INDIVIDUAL INSURANCE

    The Company had several agreements with Sun Life Assurance Company of Canada, which provided that Sun Life Assurance Company of Canada would reinsure the mortality risk and certain ancillary benefits under various individual life insurance contracts sold by the Company. Under these agreements, basic death benefits and supplementary benefits were reinsured on a yearly renewable term basis and coinsurance basis, respectively. The effective dates of these agreements were June 1, 1982, November 1, 1986, and January 1, 1987. These agreements were terminated on December 31, 2000.

    Effective January 1, 1991, the Company entered into an agreement with Sun Life Assurance Company of Canada under which certain individual life insurance contracts issued by Sun Life Assurance Company of Canada were reinsured by the Company on a 90% coinsurance basis. Also effective January 1, 1991, the Company entered into an agreement with Sun Life Assurance Company of Canada which provides that Sun Life Assurance Company of Canada will reinsure the mortality risks in excess of $500,000 per policy for the individual life insurance contracts assumed by the Company in the reinsurance agreement described above. Such death benefits are reinsured on a yearly renewable term basis. These two agreements were terminated effective October 1, 1998.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


7.  REINSURANCE (CONTINUED):

    The Company had an agreement with an unrelated company which provided reinsurance of a small block of individual life insurance contracts on a modified coinsurance basis. This agreement was terminated on December 31, 2000.

    The Company has agreements with Sun Life Assurance Company of Canada and with other unrelated companies which provide for reinsurance of certain mortality risks associated with the individual and corporate owned life insurance (COLI) contracts. These amounts are reinsured on a yearly renewable term basis.


    GROUP INSURANCE

    The Company has an agreement with Sun Life Assurance Company of Canada whereby Sun Life Assurance Company of Canada reinsures the mortality risks of the group life insurance contracts. Under this agreement, certain death benefits are reinsured on a yearly renewable term basis.

    The Company has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of the group long-term disability contracts. Under this agreement, certain long-term disability benefits are reinsured on a yearly renewable term basis.

    The effects of reinsurance were as follows (in 000's):

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                          2000               1999               1998
                                                    ----------------------------------------------------
 Insurance premiums:
       Direct                                       $        51,058     $        54,662    $      58,940
       Assumed                                                    -                   -          159,787
       Ceded                                                  6,255               9,595           15,414
                                                    ----------------------------------------------------
 Net premiums                                       $        44,803     $        45,067    $     203,313
                                                    ====================================================

 Insurance and other individual policy benefits
  and claims:
       Direct                                       $       346,411     $       342,284    $     352,968
       Assumed                                                    -                   -          248,664
       Ceded                                                  8,077               7,433           13,523
                                                    ----------------------------------------------------
 Net policy benefits and claims                     $       338,334     $       334,851    $     588,109
                                                    ====================================================

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

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


8.  RETIREMENT PLANS:

    PENSION PLAN

    The Company and its subsidiaries participate with Sun Life Assurance Company of Canada in a non-contributory defined benefit pension plan covering essentially all employees. Benefits under all plans are based on years of service and employees' average compensation. The Company's funding policies for the pension plans are to contribute amounts which at least satisfy the minimum amount required by the Employee Retirement Income Security Act of 1974 ("ERISA"); currently the plans are fully funded. Most pension plan assets consist of separate accounts of Sun Life Assurance Company of Canada or other insurance company contracts.

    The following table sets forth the change in the pension plan's projected benefit obligations and assets, as well as the plan's funded status at December 31, 2000, 1999, and 1998 (in 000's):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------------
                                                                       2000                  1999                1998
                                                                ----------------------------------------------------------
   CHANGE IN PROJECTED BENEFIT OBLIGATION:
   Projected benefit obligation at beginning of                    $      99,520        $     110,792        $      79,684
   year

   Service cost                                                            5,242                5,632                4,506

   Interest cost                                                           7,399                6,952                6,452

   Actuarial loss (gain)                                                     579              (21,480)              21,975

   Benefits paid                                                          (3,065)              (2,376)              (1,825)
                                                                ----------------------------------------------------------
   Projected benefit obligation at end of year                     $     109,675        $      99,520        $     110,792
                                                                ==========================================================

   CHANGE IN FAIR VALUE OF PLAN ASSETS:
   Fair value of plan assets at beginning of year                  $     158,271        $     151,575        $     136,610
   Actual return on plan assets                                            8,218                9,072               16,790
   Benefits paid                                                          (3,285)              (2,376)              (1,825)
                                                                ----------------------------------------------------------
   Fair value of plan assets at end of year                        $     163,204        $     158,271        $     151,575
                                                                ==========================================================

   Funded status                                                   $      53,529        $      58,752        $      40,783
   Unrecognized net actuarial loss                                       (12,620)             (20,071)              (2,113)
   Unrecognized transition obligation                                    (20,561)             (22,617)             (24,674)
   Unrecognized prior service cost                                         6,501                7,081                7,661
                                                                ----------------------------------------------------------
   Prepaid benefit cost                                            $      26,849        $      23,145        $      21,657
                                                                ==========================================================

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


8.  RETIREMENT PLANS (CONTINUED):

    The following table sets forth the components of the net periodic pension cost for the years ended December 31, 2000, 1999, and 1998 (in 000's).

                                                                          YEAR ENDED DECEMBER 31,
                                                                2000                1999                1998
                                                           -----------------------------------------------------
     COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost                                           $      5,242        $      5,632        $      4,506

     Interest cost                                                 7,399               6,952               6,452

     Expected return on plan assets                              (13,723)            (12,041)            (10,172)

     Amortization of transition obligation asset                  (2,056)             (2,056)             (2,056)

     Amortization of prior service cost                              580                 580                 580

     Recognized net actuarial gain                                (1,146)               (554)               (677)
                                                           -----------------------------------------------------
     Net periodic benefit cost                              $     (3,704)       $     (1,487)       $     (1,367)
                                                           =====================================================
     The Company's share of net periodic benefit cost       $        805        $        736        $        586
                                                           =====================================================

    The projected benefit obligations were based on calculations that utilize certain assumptions. The assumed weighted average discount rate was 7.5% for the years ended December 31, 2000 and 1999. The expected return on plan assets for 2000 and 1999 was 8.75% and the assumed rate of compensation increase for both 2000 and 1999 was 4.50%.

    The Company and certain subsidiaries also participate with Sun Life Assurance Company of Canada and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. Under the various plans the Company matches, up to specified amounts, employees' contributions to the plan. The Company's contributions were $354,000, $284,000, and $231,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

    OTHER POST-RETIREMENT BENEFIT PLANS

    In addition to pension benefits, the Company and certain subsidiaries provide certain health, dental, and life insurance benefits ("postretirement benefits") for retired employees and dependents. Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount. The following table sets forth the change in other postretirement benefit plans' obligations and assets, as well as the plans' funded status at December 31, 2000 and 1999 (in 000's).

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


8.  RETIREMENT PLANS (CONTINUED):

                                                                            YEAR ENDED DECEMBER 31,
                                                                  2000                1999               1998
                                                            -----------------------------------------------------
     CHANGE IN BENEFIT OBLIGATION:
     Benefit obligation at beginning of year                 $     12,217        $      10,419       $      9,845

     Service cost                                                     529                  413                240

     Interest cost                                                  1,139                  845                673

     Actuarial loss                                                 3,665                1,048                308

     Benefits paid                                                   (465)                (508)              (647)
                                                            -----------------------------------------------------

     Benefit obligation at end of year                       $     17,085        $      12,217       $     10,419
                                                            =====================================================

     CHANGE IN FAIR VALUE OF PLAN ASSETS:
     Fair value of plan assets at beginning of year          $          -        $           -       $          -
     Employer contributions                                           465                  508                647

     Benefits paid                                                   (465)                (508)              (647)
                                                            -----------------------------------------------------
     Fair value of plan assets at end of year                $          -        $           -       $          -
                                                            =====================================================

     Funded Status                                           $    (17,085)       $     (12,217)      $    (10,419)
     Unrecognized net actuarial loss                                4,914                1,469                586
     Unrecognized transition obligation                                95                  140                185
                                                            -----------------------------------------------------
     Prepaid (accrued) benefit cost                          $    (12,076)       $     (10,608)      $     (9,648)
                                                            =====================================================

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


8.  RETIREMENT PLANS (CONTINUED):

    The following table sets forth the components of the net periodic postretirement benefit costs for the years ended December 31, 2000, 1999, and 1998 (in 000's).

                                                                   2000                1999                  1998
                                                            ----------------------------------------------------------
     COMPONENTS OF NET PERIODIC BENEFIT COST
     Service cost                                            $           529      $           413       $          240

     Interest cost                                                     1,139                  845                  673

     Amortization of transition obligation(asset)                         45                   45                   45

     Recognized net actuarial loss (gain)                                219                  164                  (20)
                                                            ----------------------------------------------------------

     Net periodic benefit cost                               $         1,932      $         1,467       $          938
                                                            ==========================================================

     The Company's share of net periodic benefit cost        $           219      $           185       $           95
                                                            ==========================================================

In order to measure the postretirement benefit obligation at December 31, 2000 the Company assumed a 10.9% annual rate of increase in the per capita cost of covered health care benefits (5.5% for dental benefits). These rates were assumed to decrease gradually to 5.0% for 2006 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For example, increasing the health care cost trend rate assumptions by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2000 by $3.4 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2000 by $405 thousand. Conversely, decreasing assumed rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2000 by $2.8 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2000 by $320 thousand. The assumed weighted average discount rate used in determining the postretirement benefit obligation for both 2000 and 1999 was 7.50%.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


9.  FEDERAL INCOME TAXES

    The Company and its subsidiaries file a consolidated federal income tax return with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. as previously described in Note 1. Federal income taxes are calculated as if the Company was filing a separate federal income tax return. A summary of the components of federal income tax expense (benefit) in the consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 was as follows (in 000's):

                                                          2000           1999              1998
                                                      -----------    -------------    -------------
       Federal income tax expense (benefit):
           Current                                    $   (8,536)    $      18,570    $      19,476
           Deferred                                      (53,145)           10,210          (8,551)
                                                       ----------     ------------     ------------

       Total                                          $  (61,681)    $      28,780    $      10,925
                                                       ==========     ============     ============

    Federal income taxes attributable to the consolidated operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%. The Company's effective rate differs from the federal income tax rate as follows:

                                                                   2000            1999             1998
                                                               -----------    -------------    -------------
       Expected federal income tax expense                     $  (21,455)    $      28,969    $       9,405
           Low income housing credit                               (5,805)           (6,348)          (4,446)
           Additional tax provision                               (35,897)            6,851            5,423
           Other                                                    1,476              (692)             543
                                                                ----------     ------------     ------------
       Federal income tax expense                              $  (61,681)    $      28,780    $      10,925
                                                                ==========     ============     ============

   The deferred income tax (asset) liability represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax (assets) and liabilities as of December 31, 2000 and 1999 were as follows (in 000's):

                                                                    2000                1999
                                                              -----------------   -----------------
      Deferred tax assets:
          Actuarial liabilities                               $        177,709    $        136,560
          Other                                                            845                 943
                                                              -----------------   -----------------
       Total deferred tax assets                              $        178,554    $        137,503
      Deferred tax liabilities:
          Deferred policy acquisition costs                           (189,447)           (193,238)
          Investments, net                                             (30,513)            (21,940)
                                                              -----------------   -----------------
      Total deferred tax liabilities                          $       (219,960)   $       (215,178)
                                                              -----------------   -----------------
      Net deferred tax liabilities                            $        (41,406)   $        (77,675)
                                                              =================   =================

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


9.  FEDERAL INCOME TAXES (CONTINUED)

    The Company makes payments under the tax sharing agreements as if it were filing as a separate company.

    The Company's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"), and provisions are made in the consolidated financial statements in anticipation of the results of these audits. The Company is currently under audit by the IRS for the years 1994 and 1995. In the Company's opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on the Company's financial statements. However, the amounts of these tax liabilities could be revised in the future if estimates of the Company's ultimate liability are revised.


10. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid claims and claims adjustment expenses related to the group life and group disability products is summarized below (in 000's):

                                                                    2000                1999
                                                            ---------------------------------------
      Balance at January 1                                   $          17,755    $          15,002
      Less reinsurance recoverables                                     (4,036)              (3,232)
                                                            ---------------------------------------
      Net balance at January 1                                          13,719               11,770
                                                            ---------------------------------------
      Incurred related to:
        Current year                                                    10,670               12,187
        Prior years                                                        (14)              (1,487)
                                                            ---------------------------------------
      Total incurred                                                    10,656               10,700
                                                            ---------------------------------------
      Paid losses related to:
        Current year                                                    (5,473)              (6,755)
        Prior years                                                     (3,395)              (1,996)
                                                            ---------------------------------------
      Total paid                                                        (8,868)              (8,751)
                                                            ---------------------------------------

      Net balance at December 31                                        20,574               17,755
      Plus reinsurance recoverables                                     (5,067)              (4,036)
                                                            ---------------------------------------
      Balance at December 31                                 $          15,507    $          13,719
                                                            =======================================

   The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustment expenses as new information becomes available and further events occur which may impact the resolution of unsettled claims for its individual and group disability lines of business. Changes in prior estimates are recorded in results of operations in the year such changes are determined to be needed.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


11. DEFERRED POLICY ACQUISITION COSTS

     The following illustrates the changes to the deferred policy acquisition costs (in 000's):

                                                                                                   2000             1999
                                                                                            ----------------- ----------------
       Balance at January 1                                                                  $        686,278  $       523,872
           Acquisition costs deferred                                                                 206,869          156,228
           Amortized to expense during the year                                                      (123,832)         (67,815)
           Adjustment for unrealized investment gains (losses) during the year                         (7,327)          73,993

                                                                                            ----------------- ----------------
       Balance at December 31                                                                $        761,988  $       686,278
                                                                                            ================= ================

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

     The Individual Protection segment markets and administers a variety of life insurance products sold to individuals and corporate owners of life insurance. The products include whole life, universal life and variable life products.

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

     The Corporate segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments. Management evaluates the results of the operating segments on an after-tax basis. The Company does not materially depend on one or a few customers, brokers or agents.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


12. SEGMENT INFORMATION (CONTINUED)

     The following amounts pertain to the various business segments (in 000's):


                                                      YEAR ENDED DECEMBER 31, 2000

                                                                           PRETAX
                                    TOTAL               TOTAL               INCOME         NET OPERATING           TOTAL
                                  REVENUES           EXPENDITURES           (LOSS)         INCOME (LOSS)           ASSETS
                                --------------     -----------------     ------------    -----------------    ----------------
      Individual Protection       $    44,206        $       44,477        $    (271)      $         (176)      $   1,242,549
      Group Protection                 17,194                15,350            1,844                1,199              30,514
      Wealth Management               533,517               556,864          (23,347)              (6,911)         22,094,736
      Corporate                        15,552                55,025          (39,473)               8,419             689,869
                                --------------     -----------------     ------------    -----------------    ----------------
                         Total    $   610,469        $      671,716        $ (61,247)      $        2,531       $  24,057,668
                                ==============     =================     ============    =================    ================


                                                      YEAR ENDED DECEMBER 31, 1999

      Individual Protection       $    17,625        $       18,001        $    (376)      $          198       $     302,100
      Group Protection                 16,415                15,541              874                  568              27,286
      Wealth Management               563,836               460,788          103,048               73,002          20,911,529
      Corporate                        31,996                52,731          (20,735)             (20,036)            243,998
                                --------------     -----------------     ------------    -----------------    ----------------
                         Total    $   629,872        $      547,061        $  82,811       $       53,732       $  21,484,913
                                ==============     =================     ============    =================    ================


                                                      YEAR ENDED DECEMBER 31, 1998

      Individual Protection       $   232,193        $      300,478        $ (68,285)      $      (45,186)      $     365,397
      Group Protection                 15,259                13,023            2,236                1,433              23,297
      Wealth Management               560,643               457,483          103,160               74,662          17,572,436
      Corporate                        38,600                50,838          (12,238)             (16,803)            287,132
                                --------------     -----------------     ------------    -----------------    ----------------
                         Total    $   846,695        $      821,822        $  24,873       $       14,106       $  18,248,262
                                ==============     =================     ============    =================    ================

13.  REGULATORY FINANCIAL INFORMATION

    The insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory surplus differs from shareholder's equity reported in accordance with GAAP for stock life insurance companies primarily because policy acquisition costs are expensed when incurred, reserves are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions and reflect a different method of adoption, and income tax expense reflects only taxes paid or currently payable.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


13.  REGULATORY FINANCIAL INFORMATION (CONTINUED):

    The following information reconciles statutory net income and statutory surplus with net income and equity on a GAAP basis (in 000's):

                                                                             YEAR ENDED DECEMBER 31,
                                                                  2000                 1999               1998
                                                              --------------       --------------    ----------------
      Statutory net income                                      $      (236)         $    90,358       $     125,401

      Adjustments to GAAP for life insurance companies:
        Statutory interest maintenance reserve                        4,341                3,956               2,925
        Investment income and realized gains (losses)               (90,373)              13,803              (4,532)
        Policyowner premiums and benefits                           (36,572)            (135,416)           (178,973)
        Deferred policy acquisition costs                            83,037               88,413              60,527
        Deferred income taxes                                        45,358              (13,615)              8,886
        Other, net                                                   (3,024)              (5,057)                  -
                                                              --------------       --------------    ----------------
      GAAP net income                                           $     2,531          $    42,442       $      14,234
                                                              ==============       ==============    ================

                                                                    DECEMBER 31, 2000          DECEMBER 31, 1999
                                                                 -----------------------    -----------------------
      Statutory capital stock and surplus                           $         940,335          $         886,342

      Adjustments to GAAP for life insurance companies:
        Valuation of investments                                              (37,011)                     3,697
        Deferred policy acquisition costs                                     761,988                    686,278
        Future policy benefits and
           Contractholder deposit funds                                      (388,946)                  (350,181)
        Deferred income taxes                                                 (41,406)                   (77,675)
        Statutory interest maintenance reserve                                 39,979                     42,325
        Statutory asset valuation reserve                                      45,376                     45,281
        Surplus notes                                                        (565,000)                  (565,000)
        Other, net                                                              5,848                        178
                                                                 -----------------------    -----------------------
      GAAP equity                                                   $         761,163          $         671,245
                                                                 =======================    =======================

    The NAIC has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices effective January 1, 2001. The codification has resulted in changes to many of the prescribed accounting practices that insurance companies use to prepare their statutory financial statements. The effect of the changes to accounting practices as a result of codification in 2001 is estimated to be an increase in the Company's statutory surplus of $24 million, primarily from the establishment of deferred tax assets.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


14.  DIVIDEND RESTRICTIONS

     The Company and its insurance subsidiary's ability to pay dividends are subject to certain restrictions. Delaware and New York have enacted laws governing the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of the Company and Sun Life Insurance and Annuity Company of New York. Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that an insurer may pay in any twelve-month period, without prior approval of the Delaware Commissioner of Insurance, is limited to the greater of (i) 10% of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year (if such insurer is a life company), or its net income (not including realized capital gains) for the preceding calendar year (if such insurer is not a life company). Any dividends to be paid by an insurer, whether or not in excess of the aforementioned threshold, from a source other than statutory surplus, would also require the prior approval of the Delaware Commissioner of Insurance. Dividends in the amounts of $10,000,000, $80,000,000 and $50,000,000 were declared and paid by the Company to its parent, Sun Life of Canada (U.S.) Holdings, Inc. during 2000, 1999, and 1998. These dividends were approved by the Board of Directors.

     On September 20, 2000, New York insurance law was amended to permit a domestic stock life insurance company to distribute a dividend to its shareholders, without notice to the Superintendent of Insurance of the State of New York, where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (1) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (2) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. Under the previous law, domestic stock life insurers were prohibited from distributing any dividends to shareholders unless the insurer filed a notice of its intention to declare a dividend and its amount with the Superintendent at least 30 days in advance of the proposed declaration, and such proposed distribution was not disapproved by the Superintendent. Dividends in the amount of $4,700,000, $6,500,000, and $3,000,000 were declared and paid during 2000, 1999, and 1998, respectively, by the Sun Life Insurance and Annuity Company of New York to the Company. These dividends were approved by the Board of Directors and the State of New York Insurance Department.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


15. COMMITMENTS AND CONTINGENCIES

    REGULATORY AND INDUSTRY DEVELOPMENTS

    Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by state guaranty funds, or voluntary payments by solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future premium taxes in some states. The Company is not able to reasonably estimate the potential effect on it of any such future assessments. Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company and its subsidiaries pursuant to these laws may be used as credits for a portion of the associated premium taxes. The Company incurred guaranty fund assessments of approximately $4,000,000, $3,500,000, and $3,500,000 in 2000, 1999 and 1998, respectively.

    LITIGATION

    The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurance, management, at the present time, does not anticipate that the ultimate liability arising from such pending and threatened litigation will have a material effect on the financial condition or operating results of the Company.

    LINES OF CREDIT

    The Company has syndicated two lines of credit each in the amount of $250 million. There are 14 banks in the syndicate of lenders, which is led by Chase Bank, New York. The banks have committed to lend funds of up to $500 million when requested by the Company at prevailing rates determined in accordance with the line of credit agreements. One line of credit terminates October, 2001, the other in October, 2003. As of December 31, 2000, no amounts have been borrowed.


    LEASE COMMITMENTS

    The Company leases various facilities and equipment under operating leases with terms of up to 25 years. As of December 31, 2000, minimum future lease payments under such leases are as follows (in 000's):

                           2001                                   $4,090,800
                           2002                                    4,144,350
                           2003                                    3,090,600
                           2004                                    2,575,500
                           Thereafter                                      -
                                                                ------------
                           Total                                 $13,901,250
                                                                ============

    Total rental expense for the years ended December 31, 2000, 1999 and 1998 was $4,582,913, $4,656,000, and $4,139,000, respectively.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 2000, 1999 and 1998


16. DISCONTINUED OPERATIONS

    During 1999, the Company discontinued its individual disability segment and its banking and trust segment. These segments were composed of MCIC and NLT, which were both sold during 1999 to separate, unaffiliated parties. Net proceeds on the sale of MCIC were approximately $33,965,000 and the Company realized a net loss after taxes of $25,465,000. Net proceeds on the sale of NLT were approximately $30,000,000; the Company realized a net gain after taxes of $13,170,000. Immediately before the sale date of NLT, the Company received a $19 million dividend distribution from NLT.

    There were no results from discontinued operations in 2000. Income from discontinued operations for the years ended December 31, 1999 and 1998 were as follows (in 000's):

                                                           1999               1998
                                                    ------------------- ------------------
      Revenue                                          $       22,667      $     104,225
      Expenses                                                 21,430            104,593
      Provision for income taxes                                  203               (445)
                                                    ------------------- ------------------
      Income from discontinued operations              $        1,034      $          77
                                                    =================== ==================

INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholder of Sun Life Assurance Company of Canada (U.S.):


We have audited the accompanying consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholder's equity, comprehensive income and of cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) and its subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Boston, Massachusetts


February 7, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events have occurred which are required to be reported by Item 304 of Regulation S-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Our directors and executive officers are listed below, together with information as to their ages, dates of election, and principal business occupations during the last five years (if other than their present business occupations). Except as otherwise indicated, those directors and officers who are associated with Sun Life Assurance Company of Canada and/or its subsidiaries have been associated with Sun Life Assurance Company of Canada for more than five years either in the position shown or in other positions. The asterisks below denote the year of election.

DONALD A. STEWART, 54, Chairman and Director (1996*)
150 King Street West
Toronto, Ontario, Canada M5H 1J9

He is Chairman and Chief Executive Officer and a Director of Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada; Chairman and a Director of Sun Life Insurance and Annuity Company of New York; and a Director of Sun Life of Canada (U.S.) Financial Services Holdings, Inc. and Massachusetts Financial Services Company.

C. JAMES PRIEUR, 49, Vice Chairman and Director (1998*)
150 King Street West
Toronto, Ontario, Canada M5H 1J9

He is President and Chief Operating Officer of Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada. He formerly held the positions of Senior Vice President and General Manager for the United States and Vice President, Investments for the United States for Sun Life Assurance Company of Canada. He currently is Vice Chairman and a Director of Sun Life Insurance and Annuity Company of New York; Chairman and a Director of Sun Capital Advisers, Inc.; Chairman of the Board and Executive Vice President and Trustee, Sun Capital Advisers Trust; President and a Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Financial (Japan), Inc., and Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc.; and a Director of Sun Life of Canada (U.S.) Financial Services Holdings, Inc. and Massachusetts Financial Services Company.


JAMES A. MCNULTY, III, 58, President and Director (1999*)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02481

He is Executive Vice President, U.S. Operations for Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada; President and Director of Sun Life Insurance and Annuity Company of New York; and Chairman and Director of Sun Life of Canada (U.S.) Distributors, Inc. He is President and a Director of Sun Life of Canada (U.S.) SPE 97-I, Inc., Sun Benefit Services Company, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Sun Life Financial Services Limited, and Sun Canada Financial Co.; Senior Vice President and a Director of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., and Sun Life Financial (Japan), Inc.; and a Director of Clarendon Insurance Agency, Inc., Sunesco Insurance Agency, Inc., and the Support Committee for Battered Women.

JAMES C. BAILLIE, 62, Director (2000*)
Torys,   Suite 3000, Maritime Life Tower
Toronto, Ontario, Canada M5K 1N2

He is Counsel to the law firm Torys where he was formerly a Partner with a strong emphasis in the business law area. He is a Director of Sun Life Insurance and Annuity Company of New York and Sun Life Assurance Company of Canada, Sun Life Financial Services of Canada Inc., and Corel Corporation and FPI Ltd.

DAVID D. HORN, 59, Director (1985*)
257 Lake Street
P.O. Box 24
New Vineyard, Maine 04956

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


ANGUS A. MACNAUGHTON, 69, Director (1985*)
481 Kingswood Lane
Danville, California  94506

He is President of Genstar Investment Corporation since 1987 and a former Director of Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada. He is a Director of Sun Life Insurance and Annuity Company of New York, Canadian Pacific Ltd., Varian Semiconductor Equipment Associates, and Diversified Collection Services, Inc.; Vice-Chairman and a Director of Barrick Gold Corporation; a Trustee of the World Affairs Council of Northern California; and a Director of the San Francisco Opera and the Bay Area Council, Boy Scouts of America.


S. CAESAR RABOY, 64, Director (1997*)
220 Boylston Street
Boston, Massachusetts 02110

He is a former Senior Vice President and Deputy General Manager for the United States of Sun Life Assurance Company of Canada; and a Director of Sun Life Insurance and Annuity Company of New York.


WILLIAM W. STINSON, 67, Director (2000*) Canadian Pacific Limited 1800 Bankers Hall, East Tower 855 - 2nd Street S.W.
Calgary, Alberta Canada  T2P 4Z5

He is Lead Director of Sun Life Assurance Company of Canada, and a Director of Sun Life Financial Services of Canada Inc. and Sun Life Insurance and Annuity Company of New York. In addition, he is a Director of Pan Canadian Petroleum, Massachusetts Financial Services Company, United Dominion Industries, Grant Forest Products, Inc., and Westshore Terminals Income Fund. In May 1996,
Mr. Stinson retired as Chairman and Chief Executive Officer of Canadian Pacific Limited after a 45-year career.

JAMES M.A. ANDERSON, 51, Vice President, Investments (1998*)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02481

He is Vice President, Investments of Sun Life Assurance Company of Canada, and Sun Life Insurance and Annuity Company of New York; President and Chief Executive Officer and Trustee of Sun Capital Advisers Trust; President and Chief Investment Officer and Director of Sun Capital Advisers, Inc.; Vice President and a Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Sun Life Financial (Japan), Inc., and Sun Canada Financial Co.; Vice President, Investments and Director of Sun Life of Canada (U.S.) Distributors, Inc.; and a Director of Clarendon Insurance Agency, Inc., Sunesco Insurance Agency, Inc., and Sun Benefit Services Company, Inc.


DAVEY S. SCOON, 54, Vice President, Finance and Treasurer (1999*)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02481

He is Vice President and Chief Financial Officer for Sun Life Assurance Company of Canada; Vice President, Finance, Controller, and Treasurer of Sun Life Insurance and Annuity Company of New York; Vice President and Treasurer and Director of Sun Benefit Services Company, Inc., Sun Life of Canada (U.S.) Distributors, Inc., Sun Life Financial (Japan), Inc, Sun Life of Canada (U.S.) SPE 97-I, Inc., and Sunesco Insurance Agency, Inc.; Vice President and Director of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Sun Life Financial Services Limited, and Sun Canada Financial Co.; Treasurer and Director of Clarendon Insurance Agency, Inc. and Senior Vice President and Treasurer and Director of Sun Capital Advisers, Inc.; Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I; Assistant Treasurer of Sun Capital Advisors Trust; and Chairman and Director of Tufts Associated Health Plan, and Lead Director of Tufts Associated Health Maintenance Organization. He is a member of the Board of Directors for Managed Comp. Prior to October 1999, he was Executive Vice President and Chief Operating Officer of Liberty Funds Group.


ROBERT P. VROLYK, 47, Vice President and Actuary (1986*)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02481

He is the former Vice President, Finance and Treasurer of Sun Life Assurance Company of Canada (U.S.). He currently is the Vice President and Chief Actuary of Sun Life Assurance Company of Canada; Vice President and Actuary of Sun Life Insurance and Annuity Company of New York; Vice President and Director of Sun Life of Canada - U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., Sun Canada Financial Co., and Sun Life of Canada (U.S.) Holdings General Partner, Inc.; Vice President and Director of Sun Life of Canada (U.S.) SPE 97-I, Inc.; a Director of Sun Benefit Services Company, Inc.; and a Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I.


PETER F. DEMUTH, 42, Vice President and Chief Counsel (1998*)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02481

He is Vice President and Chief Counsel of U.S. Operations for Sun Life Assurance Company of Canada; Vice President and Chief Counsel for Sun Life Insurance and Annuity Company of New York; a Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Financial (Japan), Inc., and Sun Life Assurance Company of
Canada - U.S. Operations Holdings, Inc.; and a Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I. Prior to February 1998, he was a Shareholder at the firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.

ELLEN B. KING, 44, Senior Counsel and Secretary (1998*)
One Sun Life Executive Park
Wellesley Hills, Massachusetts 02481

She is Senior Counsel for Sun Life Assurance Company of Canada; Senior Counsel and Secretary for Sun Life Insurance and Annuity Company of New York; and Secretary of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., Sun Benefit Services Company, Inc., Sun Life of Canada (U.S.) SPE 97-I, Inc., Sun Canada Financial Co., Sun Life Financial (Japan), Inc. and Sun Life of Canada (U.S.) Holdings General Partner, Inc.


RONALD J. FERNANDES, 43, Vice President, Retirement Products and Services
(1999*)
One Copley Place
Boston, Massachusetts 02116

He is Vice President, Retirement Products and Services of Sun Life Insurance and Annuity Company of New York and Sun Life Assurance Company of Canada. He is also a Director of Clarendon Insurance Agency, Inc., Sunesco Insurance Agency, Inc., and Sun Life of Canada (U.S.) Distributors, Inc. Prior to October 1999,
Mr. Fernandes was Senior Vice President and Director, Retirement Products and Services of Wheat First Union in Richmond, Virginia.

Our directors, officers, and employees are covered under a commercial blanket bond and a liability policy. The directors, officers, and employees of Clarendon Insurance Agency, Inc. are covered under a fidelity bond.

ITEM 11.  EXECUTIVE COMPENSATION

Some of the executive officers of the Company also serve as officers of Sun Life Assurance Company of Canada and receive no compensation directly from the Company. Allocations have been made as to such officers' time devoted to duties as executive officers of the Company and its subsidiaries.

                                                                                             OTHER ANNUAL       ALL OTHER
NAME/POSITION                                            YEAR        SALARY      BONUS       COMPENSATION      COMPENSATION
                                                         ----        ------      -----       ------------      ------------
James A. McNulty, III-President and Director*            2000       171,187     63,024             16,279            10,188

C. James Prieur - Vice Chairman and Director*            2000        42,966      4,410              6,820                 0
C. James Prieur - President *                            1999        48,826     36,813              6,652             4,703
C. James Prieur - President *                            1998       104,208     28,606              1,672             1,929

Donald A. Stewart - President and Chairman *             1998        34,913     17,857                  0                 0

1.  Ronald J. Fernandes **                               2000       320,000     40,000            119,742             1,742
    Vice President, Retirement Products and Services     1999       300,000          0            110,000               255
                                                         1998             0          0                                    0

2.  Michael R. Winterfield ***                           2000       207,846     33,300             41,300               627
    Vice President, Product                              1999       185,000          0              9,869                 0
                                                         1998             0          0                                    0

3.  Edward J. Ronan                                      2000       206,240     61,200              1,690             5,747
    Vice President, Retirement Products & Services       1999       193,000     52,000              1,647             5,423
                                                         1998       180,000     30,000              2,865             4,103

4.  Thomas A. Woislaw                                    2000       178,765     42,100                  0             5,670
    Assistant Vice President, Systems                    1999       165,000     50,000                  0             5,104
                                                         1998        88,846          0             50,000                 0

*   Allocated Salary.
**  Annualized salary. Date of hire is 10/4/99.
*** Annualized salary. Date of hire is 9/7/99

    Other compensation for Mr. McNulty for the year ended 2000 includes
    Group Term Life and Individual Life insurance payments of $1,044 and $4,044, respectively; 401K company contributions of $5,100; spouse travel of $10,980; a car allowance of $2,861; and other compensation of $2,438.

1.  Other compensation for Mr. Fernandes for the year ended 2000 includes
    Group Term insurance payments of $1,003; 401K company contributions of $738; sign-on bonus of $75,000; taxable relocation of $41,398; and a car allowance of $3,345.

2. Other compensation for Mr. Winterfield for the year ended 2000 includes Group Term insurance payments of $627; sign-on bonus of $25,000; and taxable relocation of $16,300.

3. Other compensation for Mr. Ronan for the year ended 2000 includes Group Term Life insurance payments of $647, respectively; 401K company contributions of $5,100; and club dues of $1,690.

4.  Other compensation for Mr. Woislaw for the year ended 2000 includes
    Group Term Life insurance payments of $570 and 401K company contributions of $5,100.

Directors of the Company who are also officers of Sun Life Assurance Company of Canada or its affiliates receive no compensation in addition to their compensation as officers of Sun Life Assurance Company of Canada or its affiliates. Outside directors for the year 2000 received $8,000 annual fees plus $1,000 for board meetings and $1,000 for committee meetings.

No shares of the Company are owned by any executive officer or director. The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc., One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, which is in turn a wholly-owned subsidiary of Sun Life Assurance Company of Canada-U.S. Operations Holdings, Inc., a wholly-owned subsidiary of Sun Life Assurance Company of Canada. Sun Life Financial Services of Canada is the ultimate parent of the Company.

LONG-TERM INCENTIVE COMPENSATION

Sun Life Assurance Company of Canada has a long term incentive compensation plan for certain officers of Sun Life Assurance Company of Canada holding positions at the level of Vice President or higher. The Unit Value Appreciation Plan (the "UVA Plan") provides eligible officers with value appreciation units ("Value Appreciation Units") designed to reward management for growth in the value of the Company over a multi-year period. For purposes of the UVA Plan, the value of the Company is determined by applying predefined multiples to the net income earned in the Company's various businesses. When the UVA Plan was introduced, participants were awarded two allotments of Value Appreciation Units --- a three-year grant and a four-year grant, representing grants for 1998 and 1999, respectively. The three-year grant will reward increases in the value of the Company from January 1, 1998 to December 31, 2000. The four-year grant will reward increases in the Company from January 1998 to December 31, 2001
       b. The starting value of the Value Appreciation Units at the time of these grants was established by reference to the Company's 1997 financial results, adjusted for certain items. Additional units issued effective
January 1, 2001 were awarded to eligible participants in allotments under the UVA Plan. This new three-year grant will reward increases in the value of the Company from January 1, 2000 to December 31, 2002. Awards are payable in cash and are based on the increase in the value of Value Appreciation Units over the performance period. The UVA Plan does not establish minimum thresholds, targets or maximum payouts.

LONG-TERM INCENTIVE PLAN - AWARDS IN MOST RECENTLY COMPLETED FINANCIAL YEAR

The following table sets forth information concerning the award of Value Appreciation Units under the Company's UVA Plan in the year ended December 31, 2000 in respect of the Named Executive Officers:

NAME                                                           UNITS            PERFORMANCE PERIOD
----                                                           -----            ------------------
Ronald J. Fernandes                                            50,000           2000 - 3 Year Grant
Ronald J. Fernandes                                             4,000           1999 - 4 Year Grant
Ronald J. Fernandes                                             4,000           1998 - 3 Year Grant

ESTIMATED ANNUAL BENEFITS PAYABLE UPON RETIREMENT FOR EXECUTIVE OFFICERS IN THE UNITED STATES

The following table illustrates the total annual pension for the Company employees in the United States who are eligible to participate in the Sun Life of Canada U.S. Employees' Retirement Income Plan and accompanying Trust (the "Plan"). Under the Plan, income is payable for the life of the eligible employee. The normal form of pension for single employees is a life annuity; for married individuals it is the actuarially reduced 50% joint and survivor benefit.

Pensionable earnings for this purpose are calculated using the highest average of base earnings and officer incentive payment, up to target, earned over the highest consecutive 36 month period in the last 120 months. The pension benefit is determined by years of service (maximum of 30) multiplied by 50% of the pensionable earnings, plus .5% of pensionable earnings in excess of 30 years (maximum 40). Compensation allocated to the Company covered by the Plan for 2000 was as follows: Mr. McNulty $600,542, Mr. Fernandes $347,692, Mr. Winterfield $219,088, Mr. Ronan $258,350 and Mr. Woislaw $211,765. As of December 31, 2000,
the number of years of credited services was as follows: Mr. McNulty 11 years, Mr. Fernandes 1 year, Mr. Winterfield 1 year, Mr. Ronan 4 years and Mr. Woislaw 3 years.

In no event can the pension benefit exceed 140,000 at the normal retirement age as defined by the United States Social Security Office. The maximum pensionable earnings that can be used to determine this benefit is $170,000. The table does not reflect these limits. The Company has adopted a plan that is not a tax-qualified plan to provide the benefits that would have been provided under the Company's retirement plan but for these limits.

PENSIONABLE                               YEARS OF SERVICE
EARNINGS (US$)       15            20            25           30            35
200,000            50,000        66,667        83,333       100,000       105,000
225,000            56,250        75,000        93,750       112,500       118,125
250,000            62,500        83,333       104,167       125,000       131,250
300,000            75,000       100,000       125,000       150,000       157,500
400,000           100,000       133,333       166,667       200,000       210,000
600,000           150,000       200,000       250,000       300,000       315,000
750,000           187,500       250,000       312,500       375,000       393,750

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is not applicable since the Company is indirectly wholly-owned by Sun Life Assurance Company of Canada.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REINSURANCE
See discussion of Reinsurance in Item 1.

SERVICE CONTRACT
The Company and its subsidiaries have agreements with Sun Life Assurance Company of Canada which provides that Sun Life Assurance Company of Canada will furnish, as requested, personnel as well as certain services and facilities on a cost reimbursement basis. Expenses under these agreements amounted to approximately $31,857,000 in 2000.

LEASES
The Company leases office space to Sun Life Assurance Company of Canada under lease agreements with terms expiring in September, 2004 and options to extend the terms for each of twelve successive five year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for 2000 amounted to approximately $7,976,000.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial statements (set forth in Item 8):
         -- Consolidated Statements of Income for each of the three years ended December 31, 2000, December 31, 1999 and December 31, 1998.
         -- Consolidated Balance Sheets at December 31, 2000 and December 31, 1999.
         -- Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2000, December 31, 1999 and
             December 31, 1998.
         -- Consolidated Statements of Stockholder's Equity for each of the three years ended December 31, 2000, December 31, 1999 and
             December 31, 1998.
         -- Consolidated Statements of Cash Flow for each of the three years ended December 31, 2000, December 31, 1999 and December 31, 1998.
         --       Notes to Financial Statements.
         --       Independent Auditors' Report.


(a) (2) Financial statement schedules (set forth below):
         -- Schedule I--Summary of Investments, Other than Investments in Related Parties.
         --  Schedule III--Supplementary Insurance Information.
         --  Schedule VI--Reinsurance.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
      (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)
                                   SCHEDULE I
        SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES
                                   (IN 000'S)

                                                                                                Amount at which shown in
                Type of Investment                             Cost               Value         the balance sheet
----------------------------------------------------      --------------     --------------    --------------------------
Available-for-sale fixed maturities:
  United States government and government
         Agencies and authorities                            $  183,733         $  191,951                  $  191,951
  States, municipalities and political subdivisions              22,515             23,168                      23,168
  Mortgage-backed securities                                    123,113            124,928                     124,928
  Public utilities                                              286,744            293,635                     293,635
  Transportation                                                245,675            255,260                     255,260
  Finance                                                       299,440            301,820                     301,820
  Corporate                                                   1,293,302          1,310,628                   1,310,628
                                                          --------------     --------------    ------------------------
        Total available-for-sale fixed maturities             2,454,522          2,501,390                   2,501,390

Trading fixed maturities:
  United States government and government
         Agencies and authorities                            $      500         $      501                  $      501
  Mortgage-backed securities                                     18,281             18,681                      18,681
  Public utilities                                               30,918             31,968                      31,968
  Transportation                                                 97,900            100,852                     100,852
  Finance                                                       159,250            164,372                     164,372
  Corporate                                                     328,662            331,803                     331,803
                                                          --------------     --------------    ------------------------
        Total trading fixed maturities                          635,511            648,177                     648,177

Held-to-maturity fixed maturities:
  Sun Life of Canada (U.S.) Holdings, Inc.,
  8.526% subordinated debt, due 2027                         $  600,000         $  546,112                  $  600,000

Mortgage loans on real estate                                   846,439            -                           846,439
Real estate                                                      77,722            -                            77,722
Other invested assets                                            74,551            -                            74,551
Policy loans                                                     41,459            -                            41,459
Short-term investments                                          112,077            -                           112,077
                                                          --------------                       ------------------------
        Total investments                                    $4,842,281                                     $4,901,815
                                                          ==============                       ========================

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
      (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                   (IN 000'S)

                                    DEFERRED                  FUTURE POLICY BENEFITS,            OTHER POLICY
                                    ACQUISITION COSTS         LOSSES, CLAIMS AND                 CLAIMS AND
SEGMENT                                                        LOSS EXPENSES                     BENEFITS PAYABLE(1)
INDIVIDUAL PROTECTION
2000                                $   15,068,976                       155,876                          998
1999                                    10,609,876                       142,760                          913

GROUP PROTECTION
2000                                        --                            23,300                        3,092
1999                                        --                            19,625                        2,182

WEALTH MANAGEMENT
2000                                   746,919,000                     3,848,515                          162
1999                                   675,668,000                     3,711,759                           49

CORPORATE
2000                                        --                            --                            --
1999                                        --                            --                            --

                                                        BENEFITS CLAIMS,           AMORTIZATION              OTHER
                                  NET INVESTMENT        LOSSES, AND                OF DEFERRED               OPERATING
                                  INCOME (2)            SETTLEMENT EXPENSES        ACQUISITION COSTS         EXPENSES
INDIVIDUAL PROTECTION
2000                                   13,515                   7,261                     168                  37,048
1999                                   10,347                   8,685                   2,662                   6,654
1998                                   81,854                 251,404                  37,258                  11,816

GROUP PROTECTION
2000                                    1,633                  10,482                    --                     4,868
1999                                    1,254                  10,753                    --                     4,788
1998                                    1,172                   8,786                    --                     4,237

WEALTH MANAGEMENT
2000                                  259,090                 320,584                 123,663                 112,617
1999                                  351,399                 315,426                  65,153                  80,209
1998                                  394,264                 327,919                  51,536                  78,028
CORPORATE
2000                                   13,473                  --                        --                    55,025
1999                                    1,978                  --                        --                    52,731
1998                                  (21,443)                 --                        --                    50,838

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses
(2) Net investment income is allocated based on segmented assets by line of business.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.
                                   SCHEDULE VI
                                   REINSURANCE

                                                                                                        % AMOUNT
                                                                                                        ASSUMED
                                                     CEDED TO OTHER   ASSUMED FROM                      TO NET
                                    DIRECT           COMPANIES        OTHER COMPANIES    NET AMOUNT     AMOUNT
LIFE INSURANCE IN-FORCE (IN 000'S)
December 31, 2000                   $ 14,686,694     $  8,579,849     $           0      $6,106,845      0.0%
December 31, 1999                   $  6,586,143     $  2,057,388     $           0      $4,528,755      0.0%
December 31, 1998                   $  5,904,874     $  2,017,182     $           0      $3,887,692      0.0%
LIFE INSURANCE PREMIUMS (IN 000'S)
December 31, 2000                   $     45,706     $      5,277     $           0      $   40,429      0.0%
December 31, 1999                   $     49,839     $      8,739     $           0          41,100      0.0%
December 31, 1998                   $     54,691     $     14,590     $     159,787      $  199,888     79.9%
ACCIDENT AND HEALTH PREMIUMS (IN 000'S)
December 31, 2000                   $      5,352     $        978     $           0      $    4,374      0.0%
December 31, 1999                   $      4,823     $        856     $           0           3,967      0.0%
December 31, 1998                   $      4,249     $        824     $           0      $    3,425      0.0%

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND STOCKHOLDER
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

We have audited the consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholder's equity, comprehensive income and of cash flows for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 7, 2001 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a)2 in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts



February 7, 2001

(a) 3 AND (c). EXHIBITS:

     The following Exhibits are incorporated herein by reference unless otherwise indicated:

EXHIBIT NO.
-----------
     3 Certificate of Incorporation and by-laws (filed as Exhibit 6 to the Registration Statement on Form N-4 (Registration No. 333-37903), filed October 14, 1997)

     4(a) Form of Flexible Payment Combination Fixed/Variable Group Annuity Contract (filed as Exhibit 4(a)(i) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4 (Registration
             No. 333-82957), filed September 29, 1999).

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

    21       Subsidiaries of the Company

             Sun Life of Canada (U.S.) Distributors, Inc. (Delaware)
             Sun Benefit Services Company, Inc. (Delaware)
             Sun Life Insurance and Annuity Company of New York (New York)
             Sun Capital Advisers, Inc. (Delaware)
             Clarendon Insurance Agency, Inc. (Massachusetts)
             Sun Life Financial Services Limited (Bermuda)
             Sun Life of Canada (U.S.) Holdings General Partner, Inc. (Delaware) Sun Life of Canada (U.S.) SPE 97-1, Inc. (Delaware)
             Sun Life Finance Corporation (Delaware)

    27       Financial Data Schedule (filed herewith)


(a) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the year ended December 31, 2000.

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


                                     Sun Life Assurance Company of Canada (U.S.)
                                     (Registrant)

                                     By:         /s/ James McNulty, III
                                            ------------------------------------
                                                   James McNulty, III
                                                       PRESIDENT

                                     Date:           March 30, 2001
                                            ------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

    /s/ James McNulty, III        President and Director
-------------------------------   (Principal Executive Officer)   March 30, 2001
      James McNulty, III

      /s/ Davey S. Scoon          Vice President, Finance and
-------------------------------   Treasurer (Principal
        Davey S. Scoon            Financial & Accounting          March 30, 2001
                                  Officer)

     /s/ James C. Baillie         Director
-------------------------------
       James C. Baillie                                           March 30, 2001

       /s/ David D. Horn          Director
-------------------------------
         David D. Horn                                            March 30, 2001

   /s/ Angus A. MacNaughton       Director
-------------------------------
     Angus A. MacNaughton                                         March 30, 2001

      /s/ C. James Prieur         Director
-------------------------------
        C. James Prieur                                           March 30, 2001

      /s/ S. Caesar Raboy         Director
-------------------------------
        S. Caesar Raboy                                           March 30, 2001

     /s/ Donald A. Stewart        Director
-------------------------------
       Donald A. Stewart                                          March 30, 2001

    /s/ William W. Stinson        Director
-------------------------------
      William W. Stinson                                          March 30, 2001