Form 10-Q
period 2001-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2001-05-15
CIK 745544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934




For the Quarterly Period                    Commission File Numbers:
Ended March 31, 2001                        2-99959, 33-29851,
                                            33-31711, 33-41858,
                                            33-43008, 33-58853
                                            and 333-11699


                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
             (Exact name of registrant as specified in its charter)


     Delaware                                     04-2461439
--------------------------------------- --------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


One Sun Life Executive Park,       Wellesley Hills, MA           02481
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code          (781) 237-6030


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

Registrant has 6,437 shares of common stock outstanding on May 15, 2001, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                                      INDEX



                                                                            PAGE
                                                                          NUMBER

 PART I:   Financial Information

  Item 1: Unaudited Financial Statements:

         Consolidated Statements of Income (Unaudited)-
           Three Months Ended March 31, 2001 and March 31, 2000        1

         Consolidated Balance Sheets - March 31, 2001 (Unaudited)
            and December 31, 2000 (Audited)                            2

         Consolidated Statements of Comprehensive Income (Unaudited)-
           Three Months Ended
           March 31, 2001 and March 31, 2000                           3

         Consolidated Statements of Changes in Stockholder's
                  Equity (Unaudited)-
           Three Months Ended
           March 31, 2001 and March 31, 2000                           4

         Consolidated Statements of Cash Flows (Unaudited)-
           Three Months Ended
           March 31, 2001 and March 31,2000                            5

         Notes to Unaudited Consolidated Financial Statements          7

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  11

  Item 3. Quantitative and Qualitative Disclosures
       About Market Risk                                              16


PART II:  Other Information
  Item 4: Submission of Matters to a Vote of Security Holders         19

  Item 6: Exhibits and Reports on Form 8-K                            19

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

               For the three months ended March 31, 2001 and 2000



                                                                               UNAUDITED
                                                                      2001                   2000
                                                              ---------------------  ---------------------

Revenues:
Premiums and annuity considerations                            $               9.1     $             14.6
Net investment income                                                         75.7                   79.9
Net realized investment gains                                                 14.4                    0.2
Fee and other income                                                          62.8                   66.6
                                                              ---------------------  ---------------------
Total  revenues                                                              162.0                  161.3
                                                              ---------------------  ---------------------
Benefits and expenses:
Policyowner benefits                                                          81.0                   80.3
Other operating expenses                                                      33.7                   27.0
Amortization of deferred policy acquisition costs                             54.5                    0.6
                                                              ---------------------  ---------------------
Total benefits and expenses                                                  169.2                  107.9
                                                              ---------------------  ---------------------
Income (loss) from operations                                                 (7.2)                  53.4
Interest expense                                                              23.6                   10.8
                                                              ---------------------  ---------------------
Income (loss) before income tax expense and
   cumulative effect of change in accounting principle                       (30.8)                  42.6
Income tax expense (benefit)
   Federal                                                                   (13.0)                  14.6
   State                                                                      (0.4)                   0.3
                                                              ---------------------  ---------------------
   Income tax expense (benefit)                                              (13.4)                  14.9
                                                              ---------------------  ---------------------
Net income (loss) before cumulative effect of change
   in accounting principle                                                   (17.4)                  27.7
Cumulative effect of change in accounting
   principle, net of taxes                                                     5.2                      -
                                                              ---------------------  ---------------------
Net income (loss)                                              $             (12.2)     $            27.7
                                                              =====================  =====================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                           CONSOLIDATED BALANCE SHEETS
                       (in millions except per share data)


                                                                             UNAUDITED
               ASSETS                                                      MARCH 31, 2001       DECEMBER 31, 2000
                                                                          --------------       -----------------
Investments
Fixed maturities available-for-sale at fair value (amortized cost
  of $2,367.9 and $2,454.5 in 2001 and 2000, respectively)           $       2,435.5      $         2,501.4
Trading fixed maturities at fair value (amortized cost of
$882.2 and $635.5 in 2000 and 1999, respectively)                              914.9                  648.2
Held-to-maturity fixed maturities at amortized cost                            600.0                  600.0
Short-term investments                                                         128.1                  112.1
Mortgage loans                                                                 828.8                  846.4
Real estate                                                                     81.3                   77.7
Policy loans                                                                    41.5                   41.5
Other invested assets                                                           72.5                   74.6
                                                                 --------------------  ---------------------
Total investments                                                            5,102.6                4,901.9

Cash and cash equivalents                                                      300.0                  390.0
Accrued investment income                                                       78.8                   64.9
Deferred policy acquisition costs                                              743.5                  762.0
Outstanding premiums                                                             1.1                    3.0
Other assets                                                                   114.4                   61.7
Separate account assets                                                     15,904.0               17,874.2
                                                                 --------------------  ---------------------


TOTAL ASSETS                                                         $      22,244.4      $        24,057.7
                                                                 ====================  =====================

               LIABILITIES

Future contract and policy benefits                                  $         708.6      $           714.7
Contractholder deposit funds and other policy liabilities                    3,395.9                3,313.0
Unearned revenue                                                                10.8                    4.5
Accrued expenses and taxes                                                      70.5                   52.7
Deferred federal income taxes                                                   30.5                   41.4
Long-term debt payable to affiliates                                           565.0                  565.0
Partnership capital securities                                                 620.6                  607.8
Other liabilities                                                              184.8                  123.2
Separate account liabilities                                                15,904.0               17,874.2
                                                                 --------------------  ---------------------

Total liabilities                                                           21,490.7               23,296.5
                                                                 --------------------  ---------------------

               STOCKHOLDER'S EQUITY

Common stock, $1,000 par value - 10,000 shares authorized;
  6,437 shares issued and outstanding                                            6.4                    6.4
Additional paid-in capital                                                     264.9                  264.9
Accumulated other comprehensive income                                          43.3                   38.6
Retained earnings                                                              439.1                  451.3
                                                                 --------------------  ---------------------
Total stockholder's equity                                                     753.7                  761.2
                                                                 --------------------  ---------------------
Total liabilities and stockholder's equity                           $      22,244.4      $        24,057.7
                                                                 ====================  =====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)

               For the three months ended March 31, 2001 and 2000
                                    UNAUDITED



                                                                                          UNAUDITED
                                                                               2001                     2000

       Net income (loss)                                             $         (12.2)        $         27.7
       Other comprehensive income:
       Net change in unrealized holding gains and losses on
               available-for-sale securities, net of tax                         4.4                    0.7
       Other                                                                     0.3                   (0.1)
                                                                     ----------------        ---------------
       Other comprehensive income:                                               4.7                    0.6
                                                                     ----------------        ---------------
       Comprehensive income                                          $          (7.5)        $         28.3
                                                                     ================        ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (in millions)

               For the three months ended March 31, 2001 and 2000
                                    UNAUDITED

                                                                      ACCUMULATED
                                                      ADDITIONAL         OTHER                            TOTAL
                                          COMMON       PAID-IN       COMPREHENSIVE       RETAINED     STOCKHOLDER'S
                                          STOCK        CAPITAL           INCOME          EARNINGS         EQUITY

    Balance at December 31, 1999      $   5.9     $    199.4            $    7.1        $     458.8      $    671.2

    Comprehensive income:
        Net income                                                                             27.7            27.7
        Other comprehensive income                                           0.6                                0.6
                                      --------      --------            --------         ----------      -----------

    Balance at March 31, 2000           $ 5.9       $  199.4       $         7.7         $    486.5    $      699.5
                                        ======      =========      =============         ============  ===============


    Balance at December 31, 2000      $   6.4     $    264.9            $   38.6          $   451.3      $    761.2

    Comprehensive income:
        Net loss                                                                              (12.2)          (12.2)
        Other comprehensive income                                           4.7                                4.7
                                      --------      --------            --------         ----------      -----------

    Balance at March 31, 2001         $   6.4     $    264.9            $   43.3        $     439.1      $    753.7
                                        ======      =========      =============         ============  ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

               For the three months ended March 31, 2001 and 2000


                                                                                     UNAUDITED
                                                                              2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $    (12.2)         $   27.7
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
    Amortization of discount and premiums                                             0.3              (0.3)
    Depreciation and amortization                                                     0.9               0.3
    Net realized (gains) losses on investments                                      (14.4)             (0.2)
    Net unrealized (gains) on trading securities                                    (20.0)                -
    Interest credited to contractholder deposits                                     45.3              48.7
    Deferred federal income taxes                                                   (15.6)             12.1
    Cumulative effect of change in accounting principle, net of tax                  (5.2)                -

Changes in assets and liabilities:
    Deferred acquisition costs                                                        5.0             (39.0)
    Accrued investment income                                                       (13.9)             (1.9)
    Other assets                                                                    (56.9)             13.1
    Future contract and policy benefits                                              (5.6)             (1.4)
    Other, net                                                                      109.5             (10.1)
                                                                        ------------------  -----------------

Net cash provided by operating activities                                            17.2              49.0

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales, maturities and repayments of:
      available-for-sale fixed maturities                                           269.5             208.9
    Trading fixed maturities                                                         85.5                 -
    Mortgage loans                                                                   18.6              50.1
    Real estate                                                                         -               3.0
    Other invested assets                                                             1.3
    Purchases of:
      available-for-sale fixed maturities                                          (170.2)           (366.9)
    Trading fixed maturities                                                       (328.5)                -
    Subsidiaries                                                                     (5.0)                -
    Mortgage loans                                                                   (1.8)            (17.6)
    Real estate                                                                      (3.9)             (1.9)
    Changes in other investing activities, net                                       (1.0)              0.3
    Net change in policy loans                                                        0.1               0.3
    Net change in short term investments                                            (16.0)             94.6
                                                                        ------------------  -----------------

Net cash used in investing activities                                              (151.4)            (29.2)

                                                                                                 (CONTINUED)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (in millions)

               For the three months ended March 31, 2001 and 2000


                                                                                     UNAUDITED
                                                                              2001                2000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deposits and interest credited to contractholder deposit funds                  628.4             317.0
    Withdrawals from contractholder deposit funds                                  (583.7)           (566.1)
                                                                        ------------------  -----------------
Net cash provided by (used in) financing activities                                  44.7            (249.1)
                                                                        ------------------  -----------------
Net change in cash and cash equivalents                                             (89.5)           (229.3)
    Cash and cash equivalents, beginning of period                                  390.0             550.3
    Cash and cash equivalents, end of period                                   $    300.5          $  321.0
                                                                        ------------------  -----------------
                                                                        ------------------  -----------------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                                          $    (35.5)         $  (19.5)
                                                                                         (CONCLUDED)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
                                       6

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2001 and 2000

1.   DESCRIPTION OF BUSINESS

     GENERAL

     Sun Life Assurance Company of Canada (U.S.) (the "Company") was incorporated in 1970 as a life insurance company domiciled in the state of Delaware. Effective January 31, 2001, the Company became authorized to do business in 49 states. In addition, the Company's wholly-owned insurance subsidiary, Sun Life Insurance and Annuity Company of New York, is licensed in New York. The Company and its subsidiaries are engaged in the sale and administration of individual and group variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts, group life and disability insurance, and other asset management services.

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

     The consolidated financial statements include the accounts of the Company and its subsidiaries. As of March 31, 2001, the Company owned all of the outstanding shares of Sun Life Insurance and Annuity Company of New York, Sun Life of Canada (U.S.) Distributors, Inc., Sun Life Financial Services Limited, Sun Benefit Services Company, Inc., Sun Capital Advisers, Inc., Sun Life Finance Corporation, Sun Financial Group Advisers, Inc., Sun Life of Canada (U.S.) SPE 97-1, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Vision Financial Corporation, and Clarendon Insurance Agency, Inc. The results are also consolidated with Sun Life of Canada Funding, LLC, which is owned by a trust sponsored by the Company and Sun Life of Canada (U.S.) Limited Partnership I, for which Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner.

     Sun Life Insurance and Annuity Company of New York is engaged in the sale of individual fixed and variable annuity contracts and group life and disability insurance contracts in its state of domicile, New York. Sun Life of Canada (U.S.) Distributors, Inc. is a registered investment adviser and broker-dealer. Sun Life Financial Services Limited serves as the marketing administrator for the distribution of the offshore products of Sun Life Assurance Company of Canada, an affiliate. Sun Capital Advisers, Inc. is a registered investment adviser. Sun Life of Canada (U.S.) SPE 97-1 was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I. Clarendon Insurance Agency, Inc. is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. On March 31, 2001, Sun Benefit Services Company, Inc., Sun Life Finance Corporation and Sun Financial Group Advisers, Inc. were inactive. Subsequently, on April 11, 2001, both Sun Life Finance Corporation and Sun Financial Group Advisers, Inc. were dissolved. Sun Life of Canada Funding, LLC was organized for the purpose of engaging in activities incidental to establishing the new guaranteed investment products of the Company. Sun Life of Canada (U.S.) Limited Partnership I was established to purchase subordinated debentures issued by the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., and to issue Partnership Capital Securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I.

     On March 12, 2001, the Company purchased Vision Financial Corporation for approximately $5.0 million and acquired approximately $1.6 million of goodwill. Vision Financial Corporation, based in Keene, N.H., is a third-party administrator that specializes in the administration of insurance products sold at the worksite. The Company has recorded the acquisition using the purchase method of accounting. The results of operations of Vision Financial Corporation for the three months ended March 31, 2001 and 2000 were insignificant to the Company.

     On December 21, 2000, the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., transferred its ownership in all 200 shares issued and outstanding of Sun Life of Canada (U.S.) Holdings General Partner, Inc. to the Company in exchange for 537 shares of the Company's common stock totaling $537,000 plus $65,520,000 of additional paid in capital. As a result of the acquisition of Sun Life of Canada (U.S.) Holdings General Partner, Inc. on December 21, 2000, and its ownership interest in Sun Life of Canada (U.S.) Limited Partnership I, the Company became the owner of a $600,000,000 8.526% subordinated debenture due May 6, 2027 issued by the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc. The Company also assumed the liability of the Partnership Capital Securities issued to Sun Life of Canada (U.S.) Capital Trust I, a Delaware business trust sponsored by the Company's parent. Partnership Capital Securities issued of $600,010,000 accrue interest at 8.526% and have no scheduled maturity date. These Partnership Capital Securities, which represent the limited partner interest of Sun Life (U.S.) Limited Partnership I, may be redeemed on or after May 6, 2027. The Company is accounting for the acquisition of Sun Life of Canada (U.S.) General Partner, Inc. using the purchase method of accounting. Had the acquisition taken place at the beginning of 2000, the Company's consolidated revenue and net income for the three months ended March 31, 2000 would have been $174.8 million and $28.1 million, respectively.

     All significant intercompany transactions have been eliminated in consolidation.

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

     The Company applied SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. As a result, the Company recorded as a change in accounting principle in the accompanying consolidated statements of income, cumulative transition adjustment of $5.2 million, net of tax, that increased earnings relating to embedded derivatives in insurance contracts not accounted for separately prior to adoption of SFAS No. 133.

2.   TRANSACTIONS WITH AFFILIATES

     The Company has an agreement with Sun Life Assurance Company of Canada which provides that Sun Life Assurance Company of Canada will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $10,851,000 and $7,374,000 for the three month period in 2001 and 2000.

     The Company leases office space to Sun Life Assurance Company of Canada under lease agreements with terms expiring in September, 2005 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for the three month period amounted to approximately $2,193,000 in 2001 and $1,994,000 in 2000.

3.       SEGMENT INFORMATION

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

The following amounts pertain to the various business segments:


(IN MILLIONS)                                  PERIOD ENDED MARCH 31, 2001                           MARCH 31, 2001
                                               ---------------------------                       -------------------

                               TOTAL               TOTAL            PRETAX            NET                TOTAL
                             REVENUES          EXPENDITURES         INCOME           INCOME              ASSETS
                           --------------     ----------------    -----------     -------------    -------------------

Individual Protection           $    1.6            $     1.6       $     -           $    0.2           $    1,205.2
Group Protection                     4.1                  3.7             .4               0.3                   30.1
Wealth Management                  123.0                159.6          (36.6)            (16.4)              20,159.8
Corporate                           33.3                 27.9            5.4               3.7                  849.3
                           --------------     ----------------    -----------     -------------    -------------------
                    Total      $   162.0           $    192.8       $  (30.8)         $  (12.2)           $  22,244.4
                           ==============     ================    ===========     =============    ===================
                                                                                                         DECEMBER 31,
                                               PERIOD ENDED MARCH 31, 2000                                   2000
                                               ---------------------------                         -------------------

Individual Protection             $  3.1               $  3.2          ($.1)            ($.1)            $    1,242.6
Group Protection                     4.2                  3.3            .9              0.6                     30.5
Wealth Management                  146.9                 99.3          47.6             32.6                 22,094.7
Corporate                            7.1                 12.9          (5.8)            (5.4)                   689.9
                           --------------     ----------------    -----------     -------------    -------------------
                    Total         $161.3               $118.7         $42.6            $27.7             $   24,057.7
                           ==============     ================    ===========     =============    ===================


4.    COMMITMENTS AND CONTINGENT LIABILITIES

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

NET INCOME

Net income before the cumulative effect of the change in accounting principle decreased by $45.1 million to a loss $17.4 million in the first three months of 2001. The cumulative effect of the change in accounting principle, reflecting the adoption of SFAS 133, increased net income by $5.2 million.

NET INCOME BY SEGMENT

The Company's net income reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of net income by segment, which is discussed more fully below (in millions).





                                 2001               2000              $ CHANGE
                                 ----               ----              --------
WEALTH MANAGEMENT             $ (16.4)           $     32.6           $     (49.0)
INDIVIDUAL PROTECTION             0.2                   (.1)                  0.3
GROUP PROTECTION                  0.3                   0.6                  (0.3)
CORPORATE                         3.7                  (5.4)                  9.1
                              ------------      --------------      --------------
                              $ (12.2)          $      27.7           $     (39.9)
                              ============      ==============      ==============

WEALTH MANAGEMENT SEGMENT

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired and on the marketing of guaranteed investment contracts ("GICs") to unrelated third parties in overseas markets. In the U.S. it primarily markets to upscale consumers, selling individual and group fixed and variable annuities. Its major product lines, "Regatta" and "Futurity," are combination fixed/variable annuities. In the combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the investment options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., a subsidiary of the Company.

The Company sells its annuity products via two affiliated wholesale distribution organizations, MFS Fund Distributors, Inc. (Regatta products) and Sun Life of Canada (U.S.) Distributors, Inc., a subsidiary of the Company (Futurity products). The annuity products are then distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents, and financial advisors.

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

Net income decreased by $49.0 million to a loss of ($16.4) million in the three months ended March 31, 2001 (after the cumulative effect of adopting SFAS 133) versus the same period in 2000 primarily due to the effects of the significant decline in market values of variable annuities during the first three months of 2001. This decrease in market value is due to the performance of the equity markets in general. The decrease in value results in a decrease in the expected future gross profits and a significant increase in amortization of acquisition costs. Increased strain associated with the successful introduction of new products which credit the policyholder with a bonus upon receipt of the deposit also contribute to the decline in earnings. The bonus credits on the new products are expensed as they are credited to the policyholders' account values. The adoption of SFAS 133 resulted in an increase in net income of $5.2 million. Following are the major factors affecting the Wealth Management segment's results for the three months ended March 31, 2001 as compared to the same period in 2000.

- Fee income decreased primarily as a result of lower variable annuity account balances. Fee income was lower by approximately $2.4 million in the first three months of 2001 compared to the same period in 2000. Market depreciation has more than offset net deposit activity. Since fees are determined based on the average assets held in these accounts, fee income has decreased. Variable annuity assets have decreased by approximately $1.1 billion since January 1, 2000. Variable annuity assets were $17.1 billion at March 31, 2000 as compared to $14.9 billion at March 31, 2001. Net deposits of annuity products increased by $363 million compared with 2000. The increase in net deposits results primarily from the continued success of the new products introduced during 2000. As noted above, new products that credit the policyholder with a bonus upon receipt have been introduced. Other new products that provide policyholders with greater choices in the product features have also been introduced. The new product introductions lead to significantly increased gross and net sales. Annuity surrenders decreased in 2001 by $51 million. The surrenders are primarily from older products which are no longer actively marketed and the decrease is mainly due to the decline in market values from the market depreciation. The Company expects that as the separate account block of business continues to grow, from both net deposits and asset appreciation, and as an increasing number of accounts are no longer subject to surrender charges, surrenders will tend to increase.

     Total new deposits of fixed and variable annuities increased by $312 million to $982 million in the three months ended March 31, 2001. Deposits in the Futurity line of products represented $234 million of total annuity deposits in the first three months of 2001, an increase of $79 million from the same period in 2000. The Company expects that sales of the Futurity product will continue to increase in the future, based on management's beliefs: (i) that market demand is growing for multi-manager variable annuity products; (ii) that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and (iii) that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

- Net investment income and realized gains for the Wealth Management segment decreased by $15 million for the three months ended March 31, 2001 as compared to 2000. The main driver of the decrease in net investment income is the change in the value of the various derivative instruments which the Company uses as part of its asset-liability management programs. Net investment income from derivatives decreased by approximately $44 million for the three months ended March 31, 2001, as compared to 2000. Unrealized gains on trading fixed maturity investments of $20 million in the first three months of 2001 offset some of these derivative losses. In 1997 the Company decided to no longer market group pension and GIC products in the U.S. As a consequence, the block of in-force business declines as U.S. issued GICs mature and are surrendered. The introduction of GIC products marketed to unrelated third parties in overseas markets, generated $551 million of new deposits for the year ended December 31, 2000 and an additional $266 million during the three months ended March 31, 2001. No deposits were received on these contracts during the three months ended March 31, 2000. These new GIC product deposits have increased general account assets and should contribute to increased earnings in the future.

- Policyholder benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) decreased by approximately $1 million for the three months ended March 31, 2001, as compared to 2000. Lower payout annuity purchases in the first three months of 2001 result in lower reserve increases as compared to 2000 and interest credited on deposits has also declined. Interest credited has declined as has investment income. Some of the new GIC contracts contain crediting rates based upon equity indices which have resulted in minimal interest credits to these contracts. The bonus payments credited to policyholder deposits upon receipt under the new products noted above totaled over $10 million during the first three months of 2001 as compared to $2 million during the same period in 2000 and are included in annuity payments.

- Underwriting, acquisition and other operating expenses increased by $4.7 million in the three months ended March 31, 2001 as compared to the same period in 2000, reflecting primarily increased costs of the continued expansion of the distribution systems and increased non-deferrable acquisition costs.

- Amortization of deferred policy acquisition costs increased by $54.2 million in the three months ended March 31, 2001 as compared to the same period in 2000, due primarily to changes in the expected future gross profits for the variable annuity products. The significant decline in the market values of variable annuities during the first three months of 2001 caused lower expectations for the future and concurrent increase in amortization during the current period.

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

The net income from the Individual Protection segment increased by $0.3 million during the first three months of 2001 as compared to the same period in 2000 due primarily to lower policyholder benefits.


GROUP PROTECTION SEGMENT

The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income from the Group Protection segment decreased by $0.3 million for the three months ended March 31, 2001 as compared to the same period in 2000 due primarily to increased claims from the disability business. Cancellations of business effective January 1, 2001 resulted in a decline in premium for the first three months of 2001 as compared to 2000.


CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The net income increased by $9.1 million to $3.7 million for the three months ended March 31, 2001. This reflects primarily an increase in realized gains on investments of $8.9 million and $1.4 million of additional income from the additional capital contributed to the Company in December 2000. In addition lower income taxes from increased permanent differences in taxable income that are attributed to this segment also contribute to the increased earnings.


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

The following table summarizes significant changes in asset balances during the first three months of 2001. The changes are discussed below.


                                              ASSETS
                                         ($ IN MILLIONS)
                                                                                       % CHANGE
                                          MARCH 31, 2001       DECEMBER 31, 2000      2001/2000
                                       --------------------- ---------------------- ---------------
GENERAL ACCOUNT ASSETS                       $      6,340.4    $         6,183.5          2.5%
SEPARATE ACCOUNT ASSETS                            15,904.0             17,874.2        (11.0%)
                                       --------------------- ---------------------- ---------------

TOTAL ASSETS                                 $     22,244.4    $        24,057.7         (7.5%)
                                       ===================== ====================== ===============


General account assets increased by 2.5% in 2001, while variable separate account assets decreased by 11.0%. The growth in general account assets is due to the introduction of new GIC products marketed to foreign investors which had net deposits of $237 million during the first three months of 2001. The decline in variable separate accounts as compared to the general account reflects two main factors: depreciation of the funds held in the variable separate accounts has been significant during the first three months of 2001; and deposits into variable accounts, including transfers under the DCA programs, have increased. The Company believes this pattern has reflected a shift in the preferences of policyholders, which is largely attributable to the strong performance of equity markets in general and of the Company's variable accounts funds in particular.

The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash, invested assets, and deferred policy acquisition costs, which represented essentially all of general account assets at March 31,2001. Major types of invested asset holdings included fixed maturity securities, short-term investments, mortgages, real estate and other invested assets. The Company's fixed maturity securities, totaling $3,950.4 million, comprised 77.4% of the Company's portfolio of invested assets at March 31, 2001, and included both public and private issues. It is the Company's policy to acquire only investment-grade securities in the general account. As a result, the overall quality of the fixed maturity portfolio is high. At
March 31, 2001, only 2.1% of the fixed maturity portfolio was rated below-investment-grade. Short-term investments in fixed maturity securities of $128.1 million represented 2.5% of the total portfolio. The Company's mortgage holdings amounted to $828.8 million at March 31, 2001 representing 16.2% of the total portfolio. All mortgage holdings at March 31, 2001 were in good standing. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At March 31, 2001, investment real estate amounted to $81.3 million, representing about 1.6% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Other invested assets amounted to $72.5 million, representing about 1.4% of the portfolio. These holdings comprised mainly leveraged lease investments. Policy loans represent the remaining 0.8% of invested assets.

LIABILITIES

As with assets, the proportion of variable separate account liabilities to total liabilities has been decreasing. Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds. The Company expects the proportional trend in general account liabilities as compared to separate account liabilities to decline, because it believes that net deposits to variable products will continue to exceed net deposits for the fixed contracts associated with these liabilities. The introduction of the new GIC products has resulted in an absolute dollar increase in general account liabilities.

CAPITAL MARKETS RISK MANAGEMENT

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk", in this Quarterly Report on Form 10-Q for a discussion of the Company's capital markets risk management.

CAPITAL RESOURCES

CAPITAL ADEQUACY

The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital at March 31, 2001 and at year-end 2000.

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

OTHER MATTERS

On December 21, 2000, the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., transferred its 100% ownership in Sun Life of Canada (U.S.) Holdings General Partner, Inc. to the Company in exchange for 537 shares of the Company's common stock totaling $537,000 plus $65,520,000 of additional paid in capital. There was no gain or loss realized on this transaction. Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I which holds, as an investment, the $600 million of subordinated debentures of Sun Life of Canada (U.S.) Holdings, Inc., the Company's parent. Sun Life of Canada (U.S.) Limited Partnership I also has $607.8 million of Partnership Capital Securities issued to an affiliated business trust, representing the limited partner interest.

On March 12, 2001, the Company purchased Vision Financial Corporation for approximately $5.0 million. Vision Financial Corporation, based in Keene, N.H., is a third-party administrator that specializes in the administration of insurance products sold at the worksite.

On May 3, 2001, the Company's ultimate parent, Sun Life Financial Services of Canada Inc., announced that it has entered into an agreement to acquire Keyport Life Insurance Company and Independent Financial Marketing Group from Liberty Financial Companies, Inc. for $1.7 billion.

Keyport Life Insurance Company, with offices in Lincoln, Rhode Island and Boston, Massachusetts is a leading provider of fixed, indexed and variable annuity products distributed through banks, securities brokerage firms and independent financial planners. Independent Financial Marketing Group is a market leader in the distribution of annuities and mutual funds in the small and mid-sized bank market. Its offices are located in Purchase, N.Y.

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

TYPES OF MARKET RISKS

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's policy, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company assumes no foreign currency or commodity risk, nor does it assume equity price risk except to the extent that it holds real estate in its portfolios. (At March 31, 2001, investment real estate holdings represented approximately 1.6% of the Company's total general account portfolio.) The management of interest rate risk exposure is discussed below.

INTEREST RATE RISK MANAGEMENT

The Company's fixed interest rate liabilities are primarily supported by well diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of the fixed interest investments are held for other than trading purposes and can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's practice is to limit MBS holdings to less than 10% of total portfolio assets. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not invest in the more speculative forms of these instruments such as the interest-only, principal-only, or inverse floater.

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

- the use of effective duration and convexity to measure interest rate sensitivity; and

- the use of key rate durations to estimate interest rate exposure at different parts of the yield curve.

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

Liabilities categorized as financial instruments and held in the Company's general account at March 31, 2001 had a fair value of $4,609.8 million. Fixed income investments supporting those liabilities had a fair value of $5,260.0 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on March 31, 2001. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $136.1 million and the corresponding assets would show a net decrease of $180.1 million.

By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 2000 had a fair value of $4,368.9 million. Fixed income investments supporting those liabilities had a fair value of $5,084.2 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 2000. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $133.0 million and the corresponding assets would show a net decrease of $180.0 million.

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

PART II:  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A written consent in lieu of a meeting of the shareholders of the Company was executed on February 7, 2001.

     (b) The following directors of the Company were re-elected by unanimous written consent:

            David D. Horn
            Angus A. MacNaughton
            James A. McNulty, III
            C. James Prieur
            S. Caesar Raboy
            Donald A. Stewart
            William W. Stinson

     The following directors of the Company were elected by unanimous written consent:

            James C. Baillie



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are incorporated by reference unless otherwise indicated:

EXHIBIT NO.

27   FINANCIAL DATA SCHEDULE (filed herewith)



(b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Sun Life Assurance Company of Canada (U.S.)
                                  (Registrant)


Date     May 15, 2001                    /s/ Davey S. Scoon
                                         -------------------------------
                                            Davey S. Scoon
                                            Vice President, Finance and
                                               Treasurer

Date     May 15, 2001                    /s/ Michael K. Moran
                                         -------------------------------
                                            Michael K. Moran
                                            Assistant Vice President
                                               Finance