Form 10-Q
period 2001-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2001-08-14
CIK 745544

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT 0F 1934




For the Quarterly Period                    Commission File Numbers:
Ended June 30, 2001                         2-99959, 33-29851,
                                            33-31711, 33-41858,
                                            33-43008, 33-58853
                                            and 333-11699

                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
               (Exact name of registrant as specified in its charter)


     Delaware                                     04-2461439
--------------------------------------- --------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


One Sun Life Executive Park,       Wellesley Hills, MA           02481
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code          (781) 237-6030


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

Registrant has 6,437 shares of common stock outstanding on August 14, 2001, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                                      INDEX

                                                                      PAGE
                                                                     NUMBER

 PART I:   Financial Information

  Item 1: Unaudited Financial Statements:

         Consolidated Statements of Income (Unaudited)-
            Six Months Ended June 30, 2001 and June 30, 2000              1

         Consolidated Statements of Income (Unaudited)-
            Three Months Ended June 30, 2001 and June 30, 2000            2

         Consolidated Balance Sheets - June 30, 2001 (Unaudited)
            and December 31, 2000 (Audited)                               3

         Consolidated Statements of Comprehensive Income (Unaudited)-
            Six Months and Three Months Ended June 30, 2001 and
            June 30, 2000                                                 4

         Consolidated Statements of Changes in Stockholder's
            Equity (Unaudited)- Six Months Ended June 30, 2001
            and June 30, 2000                                             5

         Consolidated Statements of Cash Flows (Unaudited)-
         Six Months Ended June 30, 2001 and June 30, 2000                 6

         Notes to Unaudited Consolidated Financial Statements             7

  Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   13

  Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                               21


PART II:  Other Information
  Item 4: Submission of Matters to a Vote of Security Holders            24

  Item 6: Exhibits and Reports on Form 8-K                               24

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

                For the three months ended June 30, 2001 and 2000


                                                                                 UNAUDITED
                                                                             2001                    2000
                                                                --------------------   ---------------------
Revenues:
Premiums and annuity considerations                             $              19.3    $               24.5
Net investment income                                                         176.2                   158.5
Net realized investment gains (losses)                                         17.1                    (2.7)
Fee and other income                                                          133.3                   144.2
                                                                --------------------   ---------------------
Total  revenues                                                               345.9                   324.5
                                                                --------------------   ---------------------
Benefits and expenses:
Policyowner benefits                                                          151.9                   160.5
Other operating expenses                                                       74.2                    67.1
Amortization of deferred policy acquisition costs                              72.7                    39.5
                                                                --------------------  ---------------------
Total benefits and expenses                                                   298.8                   267.1
                                                                --------------------   ---------------------
Income (loss) from operations                                                  47.1                    57.4
Interest expense                                                               47.2                    21.6
                                                                --------------------   ---------------------
Income (loss) before income tax expense and
   cumulative effect of change in accounting principle                        (0.1)                    35.8

Income tax expense (benefit)
   Federal                                                                    (5.1)                    11.0
   State                                                                      (0.6)                     0.4
                                                                --------------------   ---------------------
   Income tax expense (benefit)                                               (5.7)                    11.4
                                                                --------------------   ---------------------
Net income (loss) before cumulative effect of change
   in accounting principle                                                     5.6                    24.4

Cumulative effect of change in accounting
   principle, net of taxes                                                     5.2                       -
                                                                --------------------   ---------------------

Net income                                                      $             10.8     $               24.4
                                                                ====================   =====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

                For the three months ended June 30, 2001 and 2000

                                                                                 UNAUDITED
                                                                       2001                    2000

                                                                --------------------   ---------------------
Revenues:
Premiums and annuity considerations                             $              10.2    $                9.9
Net investment income                                                         100.5                    78.6
Net realized investment gains (losses)                                          2.7                    (2.9)
Fee and other income                                                           70.5                    77.6
                                                                --------------------   ---------------------
Total  revenues                                                               183.9                   163.2
                                                                --------------------   ---------------------
Benefits and expenses:
Policyowner benefits                                                           70.9                    80.2
Other operating expenses                                                       40.5                    40.1
Amortization of deferred policy acquisition costs                              18.2                    38.9
                                                                --------------------   ---------------------
Total benefits and expenses                                                   129.6                   159.2
                                                                --------------------   ---------------------
Income from operations                                                         54.3                     4.0
Interest expense                                                               23.6                    10.8
                                                                --------------------   ---------------------
Income (loss) before income tax expense (benefit)                              30.7                    (6.8)
Income tax expense (benefit)
   Federal                                                                      7.9                    (3.6)
   State                                                                       (0.2)                    0.1
                                                                --------------------   ---------------------
   Income tax expense (benefit)                                                 7.7                    (3.5)
                                                                --------------------   ---------------------
Net income (loss)                                               $              23.0    $               (3.3)
                                                                ====================   =====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                         (in millions except share data)

                                                                       UNAUDITED
                           ASSETS                                    JUNE 30, 2001         DECEMBER 31, 2000
Investments
Fixed maturities available-for-sale at fair value (amortized cost of $2,287.5 and $2,454.5 in 2001 and 2000,
  respectively)                                                     $      2,345.2          $     2,501.4
Trading fixed maturities at fair value (amortized cost of
  $959.5 and $635.5 in 2001 and 2000, respectively)                          982.7                  648.2
Sun Life of Canada (U.S.) Holdings, Inc. subordinated note
  (fair value of $599.5 and $546.1 in 2001 and 2000,
  respectively)                                                              600.0                  600.0
Short-term investments                                                       137.9                  112.1
Mortgage loans                                                               848.6                  846.4
Real estate                                                                   77.8                   77.7
Policy loans                                                                  42.1                   41.5
Other invested assets                                                         80.2                   74.6
                                                              ---------------------    -------------------
Total investments                                                          5,114.5                4,901.9
Cash and cash equivalents                                                    268.1                  390.0
Accrued investment income                                                     68.0                   64.9
Deferred policy acquisition costs                                            762.9                  762.0
Outstanding premiums                                                           1.4                    3.0
Other assets                                                                 154.2                   61.7
Separate account assets                                                   16,955.2               17,874.2
                                                              ---------------------    -------------------
Total assets                                                        $     23,324.3         $     24,057.7
                                                              =====================    ===================

                         LIABILITIES

Future contract and policy benefits                                 $        700.4         $        714.7
Contractholder deposit funds and other policy liabilities                  3,360.2                3,313.0
Unearned revenue                                                              10.8                    4.5
Accrued expenses and taxes                                                   133.8                   52.7
Deferred federal income taxes                                                 49.3                   41.4
Long-term debt payable to affiliates                                         565.0                  565.0
Affiliated partnership capital securities                                    607.8                  607.8
Other liabilities                                                            185.7                  123.2
Separate account liabilities                                              16,955.2               17,874.2
                                                              ---------------------    -------------------
Total liabilities                                                         22,568.2               23,296.5
                                                              ---------------------    -------------------
                    STOCKHOLDER'S EQUITY

Common stock, $1,000 par value - 10,000 shares authorized;
  6,437 shares issued and outstanding                                          6.4                    6.4
Additional paid-in capital                                                   264.9                  264.9
Accumulated other comprehensive income                                        37.7                   38.6
Retained earnings                                                            447.1                  451.3
                                                              ---------------------    -------------------
Total stockholder's equity                                                   756.1                  761.2
                                                              ---------------------    -------------------
Total liabilities and stockholder's equity                          $     23,324.3         $     24,057.7
                                                              =====================    ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)
                                    UNAUDITED

             FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                      2001                     2000
Net income                                               $              10.8       $             24.4
Other comprehensive income:
Net change in unrealized holding gains and losses on
        available-for-sale securities, net of tax                       (1.0)                    (4.2)
Other                                                                    0.1                      0.1
                                                         --------------------      -------------------
Other comprehensive income                                              (0.9)                    (4.1)
                                                         --------------------      -------------------
Comprehensive income                                     $               9.9       $             20.3
                                                         ====================      ===================

            FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                       2001                    2000
Net income (loss)                                        $              23.0       $             (3.3)
Other comprehensive income:
Net change in unrealized holding gains and losses on
        available-for-sale securities, net of tax                       (5.4)                    (4.9)
Other                                                                   (0.2)                     0.2
                                                         --------------------      -------------------
Other comprehensive income                                              (5.6)                    (4.7)
                                                         --------------------      -------------------
Comprehensive income (loss)                              $              17.4       $             (8.0)
                                                         ====================      ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (in millions)

             FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   UNAUDITED

                                                                          ACCUMULATED
                                                          ADDITIONAL         OTHER                               TOTAL
                                             COMMON        PAID-IN       COMPREHENSIVE        RETAINED       STOCKHOLDER'S
                                             STOCK         CAPITAL           INCOME           EARNINGS          EQUITY
   Balance at December 31, 1999                $   5.9       $  199.4         $      7.1        $   458.8        $    671.2
   Comprehensive income:
       Net income                                                                                    24.4              24.4
       Other comprehensive income (loss)                                            (4.1)                              (4.1)
       Dividends to stockholder                                                                      (5.0)             (5.0)
                                              ---------     ----------      -------------     ------------     -------------
   Balance at June 30, 2000                    $   5.9       $  199.4         $      3.0        $   478.2        $    686.5
                                              =========     ==========      =============     ============     =============
   Balance at December 31, 2000                $   6.4       $  264.9         $     38.6        $   451.3        $    761.2
   Comprehensive income:
       Net income                                                                                    10.8              10.8

       Other comprehensive income (loss)                                            (0.9)                              (0.9)

       Dividends to stockholder                                                                     (15.0)            (15.0)
                                              ---------     ----------      -------------     ------------     -------------
   Balance at June 30, 2001                    $   6.4       $  264.9         $     37.7        $   447.1        $    756.1
                                              =========     ==========      =============     ============     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

             FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                               UNAUDITED
                                                                         2001             2000
Cash Flows From Operating Activities
Net income                                                             $    10.8        $   24.4
Adjustments to reconcile net income (loss) from continuing
     operations to net cash provided by operating activities:
    Amortization of discount and premiums                                    2.5            (1.3)
    Depreciation and amortization                                            1.9             1.1
    Net realized (gains) losses on investments                             (17.1)            2.7
    Net unrealized (gains) on trading securities                           (10.6)              -
    Interest credited to contractholder deposits                            94.7            97.9
    Deferred federal income taxes                                            6.2           (11.1)
     Cumulative effect of change in accounting principle                    (5.2)              -
Changes in assets and liabilities:
    Deferred acquisition costs                                             (13.4)          (45.2)
    Accrued investment income                                               (3.1)            0.1
    Other assets                                                           (90.2)           25.2
    Future contract and policy benefits                                    (14.3)           (5.1)
    Other, net                                                             152.4            14.2
                                                                      -----------       ----------

Net cash provided by operating activities                                  114.6           102.9
                                                                      -----------       ----------
Cash Flows From Investing Activities:
    Sales, maturities and repayments of:
      Available-for-sale fixed maturities                                  707.0           539.4
      Trading fixed maturities                                             145.0               -
      Mortgage loans                                                        34.5            76.8
      Real estate                                                            8.5             7.3
      Other invested assets                                                  8.3
    Purchases of:
      Available-for-sale fixed maturities                                 (527.1)         (522.4)
      Trading fixed maturitie                                             (463.4)         (218.1)
      Subsidiaries                                                          (5.0)              -
      Mortgage loans                                                       (39.5)          (37.0)
      Real estate                                                           (8.2)          (11.2)
      Other invested assets                                                (16.0)           (0.5)
    Changes in other investing activities, net                              (0.5)            1.6
    Net change in policy loans                                               0.1            (0.5)
    Net change in short term investments                                   (25.8)           88.4
                                                                      -----------       ----------
Net cash used in investing activities                                     (182.1)          (76.2)
                                                                      -----------       ----------

Cash Flows From Financing Activities:
    Deposits and interest credited to contractholder deposit funds       1,056.1           840.0
    Withdrawals from contractholder deposit funds                       (1,095.5)       (1,103.1)
    Dividends paid to stockholder                                          (15.0)           (5.0)
                                                                      -----------       ----------
Net cash (used in) financing activities                                    (54.4)         (268.1)
                                                                      -----------       ----------

Net change in cash and cash equivalents                                   (121.9)         (241.4)
    Cash and cash equivalents, beginning of period                         390.0           550.3
                                                                      -----------       ----------

    Cash and cash equivalents, end of period                           $   268.1        $  308.9
                                                                      ===========       ==========
Supplemental Cash Flow Information:
    Interest paid                                                           47.2            21.2
    Income taxes paid                                                       (2.8)            8.1

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                      NOTES TO THE CONSOLIDATED STATEMENTS

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

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. As of June 30, 2001, the Company owned all of the outstanding shares of Sun Life Insurance and Annuity Company of New York, Sun Life of Canada (U.S.) Distributors, Inc., Sun Life Financial Services Limited, Sun Benefit Services Company, Inc., Sun Capital Advisers, Inc., Sun Life Finance Corporation, Sun Financial Group Advisers, Inc., Sun Life of Canada (U.S.) SPE 97-1, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Vision Financial Corporation and Clarendon Insurance Agency, Inc. The results are also consolidated with Sun Life of Canada Funding, LLC, which is owned by a trust sponsored by the Company and Sun Life of Canada (U.S.) Limited Partnership I, for which Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner.

     Sun Life Insurance and Annuity Company of New York is engaged in the sale of individual fixed and variable annuity contracts and group life and disability insurance contracts in its state of domicile, New York. Sun Life of Canada (U.S.) Distributors, Inc. is a registered investment adviser and broker-dealer. Sun Life Financial Services Limited serves as the marketing administrator for the distribution of the offshore products of Sun Life Assurance Company of Canada, an affiliate. Sun Capital Advisers, Inc. is a registered investment adviser. Sun Life of Canada (U.S.) SPE 97-1 was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I. Clarendon Insurance Agency, Inc. is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. As of December 31, 2000, Sun Benefit Services Company, Inc., Sun Life Finance Corporation and Sun Financial Group Advisers, Inc. were inactive. On April 11, 2001, both Sun Life Finance Corporation and Sun Financial Group Advisers, Inc. were dissolved. Sun Life of Canada Funding, LLC was organized for the purpose of engaging in activities incidental to establishing the new guaranteed investment products of the Company. Sun Life of Canada (U.S.) Limited Partnership I was established to purchase subordinated debentures issued by the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., and to issue Partnership Capital Securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I.

     On March 12, 2001, the Company purchased Vision Financial Corporation for approximately $5.0 million and acquired approximately $1.6 million of goodwill. Vision Financial Corporation, based in Keene, N.H., is a third-party administrator that specializes in the administration of insurance products sold at the worksite. The Company has recorded the acquisition using the purchase method of accounting. The results of operations of Vision Financial Corporation for the six months ended June 30, 2001 and 2000 were not material to the consolidated financial statements.

     On December 21, 2000, the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., transferred its ownership in all 200 shares issued and outstanding of Sun Life of Canada (U.S.) Holdings General Partner, Inc. to the Company in exchange for 537 shares of the Company's common stock totaling $537,000 plus $65,520,000 of additional paid in capital. As a result of the acquisition of Sun Life of Canada (U.S.) Holdings General Partner, Inc. on December 21, 2000, and its ownership interest in Sun Life of Canada (U.S.) Limited Partnership I, the Company became the owner of a $600,000,000 8.526% subordinated debenture due May 6, 2027 issued by the Company's parent, Sun life of Canada (U.S.) Holdings, Inc. The Company also assumed the liability of the Partnership Capital Securities issued to Sun Life of Canada (U.S.) Capital Trust I, a Delaware business trust sponsored by the Company's parent. Partnership Capital Securities issued of $600,010,000 accrue interest at 8.526% and have no scheduled maturity date. These Partnership Capital Securities, which represent the limited partner interest of Sun Life (U.S.) Limited Partnership I, may be redeemed on or after May 6, 2027. The Company is accounting for the acquisition of Sun Life of Canada (U.S.) Holdings General Partner, Inc. using the purchase method of accounting. Had the acquisition taken place at the beginning of 2000, the Company's consolidated revenue for the three and six months ended June 30, 2000 would have been $176.9 million and $351.7 million, and net income (loss) would have been ($2.7) million and $25.4 million, respectively.

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

     In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. Complying with EITF No. 99-20 had no material impact on the Company's financial condition or results of operations.

     In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS No. 125, and requires certain additional disclosures. Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". These Statements will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002. Adopting SFAS No. 141 and SFAS No. 142 are not expected to have a material impact on the Company.

2.   TRANSACTIONS WITH AFFILIATES

     The Company has an agreement with Sun Life Assurance Company of Canada which provides that Sun Life Assurance Company of Canada will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $11,680,000 and $22,531,000 for the three and six month periods ended June 30, 2001, respectively, and $9,468,000 and $16,842,000 for the same periods in 2000.

     The Company leases office space to Sun Life Assurance Company of Canada under lease agreements with terms expiring in September 2005 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for the three and six month periods amounted to approximately $2,193,000 and $4,386,000 in 2001 and $1,994,000 and $3,988,000 in 2000.

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

The following amounts pertain to the various business segments:

(IN MILLIONS)                                      SIX MONTHS ENDED JUNE 30, 2001                                JUNE 30, 2001
                                ----------------------------------------------------------------------------     -------------
                                      TOTAL                TOTAL               PRETAX              NET                  TOTAL
                                     REVENUES          EXPENDITURES        INCOME (LOSS)      INCOME (LOSS)*           ASSETS
Wealth Management                  $    281.3          $    275.2           $     6.1          $      7.8         $   21,311.9
Individual Protection                    12.0                11.1                 0.9                 0.9              1,368.6
Group Protection                          8.5                 7.1                 1.4                 1.0                 30.4
Corporate                                44.1                52.6                (8.5)               (4.1)               613.4
                                --------------         -----------         -----------         -----------        ------------
Total                              $    345.9          $    346.0           $    (0.1)         $      5.6         $   23,324.3
                                ==============         ===========         ===========         ===========        ============
                                                                                                                   DECEMBER 31,
                                                   SIX MONTHS ENDED JUNE 30, 2000                                      2000
                                ----------------------------------------------------------------------------     -------------
Wealth Management                  $    281.0          $    234.6           $    46.4          $     34.1         $   22,094.7
Individual Protection                    19.4                22.2                (2.8)               (1.8)             1,242.6
Group Protection                          8.7                 7.7                 1.0                 0.7                 30.5
Corporate                                15.4                24.2                (8.8)               (8.6)               689.9
                                --------------         -----------         -----------         -----------        ------------
Total                              $    324.5          $    288.7           $    35.8          $     24.4         $   24,057.7
                                ==============         ===========         ===========         ===========        ============
                                                  THREE MONTHS ENDED JUNE 30, 2001                               JUNE 30, 2001
                                ----------------------------------------------------------------------------     -------------
                                      TOTAL              TOTAL                PRETAX              NET                 TOTAL
                                     REVENUES          EXPENDITURES        INCOME (LOSS)      INCOME (LOSS)*         ASSETS
Wealth Management                  $    158.3          $    115.6          $     42.7         $      29.4         $   21,311.9
Individual Protection                    10.4                 9.5                 0.9                 0.7              1,368.6
Group Protection                          4.4                 3.4                 1.0                 0.7                 30.4
Corporate                                10.8                24.7               (13.9)               (7.8)               613.4
                                --------------         -----------         -----------         -----------        ------------
Total                              $    183.9          $    153.2          $     30.7          $     23.0         $   23,324.3
                                ==============         ===========         ===========         ===========        ============
                                                                                                                 DECEMBER 31,
                                                  THREE MONTHS ENDED JUNE 30, 2000                                   2000
                                ----------------------------------------------------------------------------     -------------
Wealth Management                  $    134.1          $    135.3          $     (1.2)         $      1.5         $  22,094.7
Individual Protection                    16.3                19.0                (2.7)               (1.7)            1,242.6
Group Protection                          4.5                 4.4                 0.1                 0.1                30.5
Corporate                                 8.3                11.3                (3.0)               (3.2)              689.9
                                --------------         -----------         -----------         -----------        ------------
Total                              $    163.2          $    170.0          $     (6.8)         $     (3.3)        $  24,057.7
                                ==============         ===========         ===========         ===========        ============

*Net income (loss) before cumulative effect of change in accounting principle.

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

     Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company and its subsidiaries pursuant to these laws may be used as credits for a portion of the associated premium taxes. The Company's management believes that it has recorded adequate accruals for guaranty fund assessments.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

NET INCOME

Net income before the cumulative effect of the change in accounting principle for the six months ended June 30, 2001 decreased by $18.8 million. The cumulative effect of the change in accounting principle, reflecting the adoption of SFAS No. 133, increased net income in the first quarter of 2001 by $5.2 million.

NET INCOME BEFORE THE CUMULATIVE EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE - BY SEGMENT

The Company's net income reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of net income by segment, which is discussed more fully below (in millions).

                                         SIX MONTHS ENDED JUNE 30,
                                     2001              2000        $    CHANGE
                                 -----------       ----------      -----------
Wealth Management                $     7.8         $    34.1       $   (26.3)
Individual Protection                  0.9              (1.8)            2.7
Group Protection                       1.0               0.7             0.3
Corporate                             (4.1)             (8.6)            4.5
                                 -----------       ----------      -----------
                                 $     5.6         $    24.4       $   (18.8)
                                 ===========       ==========      ===========

WEALTH MANAGEMENT SEGMENT

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired, and on the marketing of guaranteed investment contracts ("GICs") to unrelated third parties in overseas markets. In the U.S. it primarily markets to upscale consumers, selling individual and group fixed and variable annuities. Its major product lines, "Regatta" and "Futurity," are combination fixed/variable annuities. In the combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the investment options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., a subsidiary of the Company.

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

Net income for the six months ended June 30, 2001 decreased by $26.3 million to $7.8 million versus the same period in 2000 primarily due to the effects of the significant decline in market values of variable annuities during the first quarter of 2001. Market conditions improved in the second quarter of 2001, but market values of the variable annuities were not back at the level they were during 2000. This decrease in market value is due to the performance of the equity markets in general. The decrease in value results in a decrease in the expected future gross profits and a significant increase in amortization of acquisition costs. Increased strain associated with the successful introduction of new products which credit the policyholder with a bonus upon receipt of the deposit also contribute to the decline in earnings. The bonus credits on the new products are expensed as they are credited to the policyholders' account values. Following are the major factors affecting the Wealth Management segment's results for the six months ended June 30, 2001 as compared to the same period in 2000.

- Fee income decreased primarily as a result of lower variable annuity account balances. Fee income was lower by approximately $4.1 million for the six months ended June 30, 2001 compared to the same period in 2000. Market depreciation has more than offset net deposit activity. Since fees are determined based on the average assets held in these accounts, fee income has decreased. Variable annuity assets have decreased by approximately $0.2 billion since January 1, 2000, despite increases in net deposit activity. Variable annuity assets were $15.8 billion at June 30, 2001 as compared to $16.8 billion at June 30, 2000. Net deposits of annuity products increased by $424 million compared with 2000. The increase in net deposits results primarily from the continued success of the new products introduced during 2000. As noted above, new products that credit the policyholder with a bonus upon receipt have been introduced. Other new products that provide policyholders with greater choices in the product features have also been introduced. The new product introductions lead to significantly increased gross and net sales. Annuity surrenders decreased in 2001 by $154 million. The surrenders are primarily from older products which are no longer actively marketed and the decrease is mainly due to the decline in market values from the market depreciation. The Company expects that as the separate account block of business continues to grow, from both net deposits and asset appreciation, and as an increasing number of accounts are no longer subject to surrender charges, surrenders will tend to increase.

     Total new deposits of fixed and variable annuities increased by $270 million to $1.7 billion for the six months ended June 30, 2001. Deposits in the Futurity line of products represented $441 million of total annuity deposits for the six months ended June, 30 2001, an increase of $72 million from the same period in 2000. The Company expects that sales of the Futurity product will continue to increase in the future, based on management's beliefs: (i) that market demand is growing for multi-manager variable annuity products; (ii) that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and (iii) that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

- Net investment income and realized gains for the Wealth Management segment increased by $13 million for the six months ended June 30, 2001 as compared to 2000. The main driver of the increase in net investment income is the growth of the portfolio backing the new GIC products marketed to unrelated third parties in overseas markets which were introduced at the end of June 30, 2000. These new GIC products generated $177 million of new deposits as of June 30, 2000. Total new deposits since inception were $955 million as of June 30, 2001. These new GIC product deposits have increased the Wealth Management general account assets. Partially offsetting the increase due to the new GIC products are the decreases due to the older GICs and other fixed annuity surrenders. In 1997 the Company decided to no longer market group pension and GIC products in the U.S. As a consequence, the block of in-force business declines as U.S. issued GICs mature and are surrendered.

     The change in unrealized gains on trading securities was $9 million greater this period versus 2000 offsetting derivative losses which were $13 million greater for the six months ended June 30, 2001 as compared to the same period in 2000. The derivatives in Wealth Management are used by the Company as part of its asset-liability management programs.

- Policyholder benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) decreased by approximately $8 million for the six ended June 30, 2001, as compared to 2000. Lower payout annuity purchases for the six months ended June 30, 2001 result in lower reserve increases as compared to 2000 and interest credited on deposits has also declined. Some of the new GIC contracts contain crediting rates based upon equity indices which have resulted in minimal interest credits to these contracts. The bonus payments credited to policyholder deposits upon receipt under the new products noted above totaled $17 million during the six months ending June 30, 2001 as compared to $11 million during the same period in 2000 and are included in annuity payments.

- Underwriting, acquisition and other operating expenses increased by $9 million during the six months ended June 30, 2001 as compared to the same period in 2000, reflecting primarily increased costs of the continued expansion of the distribtion systems and increased non-deferrable acquisition costs.

- Amortization of deferred policy acquisition costs increased by $35.3 million as compared to the same period in 2000, due primarily to changes in the expected future gross profits for the variable annuity products. A significant decline in the market values of variable annuities, primarily during the first three months of 2001, caused lower expectations for the future and concurrent increase in amortization during the current period.

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

The net income from the Individual Protection segment increased by $2.7 million during the six months ended June 30, 2001 as compared to the same period in 2000 due primarily to lower policyholder benefits and lower amortization on deferred acquisition costs, primarily in the COLI variable universal life product line. Fee income was lower by $10 million as compared to 2000. In the second quarter of 2000, the Company received a $500 million deposit to its new privately placed COLI variable life product. This resulted in increased fee income of $11 million that was offset by increased acquisition costs associated with the sale.

GROUP PROTECTION SEGMENT

The Group Protection segment focuses on providing life and disability insurance to small and medium sized employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income from the Group Protection segment increased by $0.3 million for the six months ended June 30, 2001 as compared to the same period in 2000 due primarily to a decrease in death claims. Cancellations of business effective January 1, 2001 resulted in a decline in premiums of $0.3 million, primarily in the first quarter of 2001 as compared to 2000. Partially offsetting the decreased premium revenue were increased investment income and net realized gains of $0.2 million.

CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The net loss of $4.1 million for the six months ended June 30, 2001 was $4.5 million lower than the same period in 2000. Lower income taxes from increased permanent differences in taxable income that are attributed to this segment was the main driver of the increased earnings.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

NET INCOME

Net income of $23.0 million for the second quarter was a $26.3 million increase from the second quarter of 2000. The impact of changes in market conditions, particularly in the Wealth Management segment, is the main driver of the increase in earnings for the quarter.

NET INCOME FROM OPERATIONS BY SEGMENT

The following table provides a summary of net income from operations by segment, which is discussed more fully below.


                                THREE MONTHS ENDED JUNE 30,
                                 2001                2000        $   CHANGE
                            ------------         ----------      -----------
Wealth Management           $      29.4          $     1.5       $    27.9
Individual Protection               0.7               (1.7)            2.4
Group Protection                    0.7                0.1             0.6
Corporate                          (7.8)              (3.2)           (4.6)
                            ------------         ----------      -----------
                            $      23.0          $    (3.3)      $    26.3
                            ============         ==========      ===========

WEALTH MANAGEMENT SEGMENT

Net income for the quarter increased by $27.9 million as compared to 2000 primarily due to the earnings on the new GIC products marketed to foreign investors that were introduced at the end of the second quarter of 2000 and increased earnings from annuity products.

Following are the major factors affecting the Wealth Management segment's results in the second quarter of 2001 as compared to the same period in 2000.

- Net investment income and realized gains increased by $27.8 million. The main driver of the increase are derivatives earnings which increased by $28.0 million as compared to the same period in 2000. The new GIC products marketed to foreign investors were introduced at the end of the second quarter of 2000. At June 30, 2000, net deposits were $177 million and the unrealized losses on derivatives more closely matched the unrealized gains on trading securities. As a result, net investment income was minimal. For the quarter ended June 30, 2001, the new deposits have grown to $955 million. Net unrealized gains on the derivative instruments increased by $25 million. Interest income earned on the portfolio backing the new GIC products was offset by unrealized losses on trading securities of $9 million and losses on interest rate swap instruments of $7 million. The losses can be attributed to higher interest rates during the second quarter of 2001 as compared to the first quarter that resulted in lower market values of the fixed income securities. The swap instruments were generally trading floating rates for fixed, resulting in additional losses for the quarter.

- Net deposits of annuity products during the second quarter of 2001 increased by $55 million compared with the second quarter of 2000. The increase in net deposits results primarily from decreases in variable annuity surrenders during the second quarter of 2001 as compared to 2000.

- Total new deposits to fixed and variable annuities decreased by $48 million to $733 million during the second quarter of 2001 as continued market volatility has resulted in an industry wide decline in sales. Sales of the Futurity line of products represented $203 million of total annuity deposits during the second quarter of 2001 which was comparable to the same period of 2000.

- Policyholder benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) decreased by approximately $6.7 million in the three months ended June 30, 2001 as compared to the same period in 2000. The declining older US issued GICs result in declining interest credited to deposits. The bonus payments credited to policyholder deposits were also lower by $4 million during the second quarter of 2001 as compared to 2000.

- Underwriting, acquisition and other operating expenses increased by $4.1 million for the three months ended June 30, 2001 as compared to the same period in 2000, reflecting primarily increased costs of the continued expansion of the distribution systems and increased non-deferrable acquisition costs.

- Amortization of deferred policy acquisition costs decreased by $19 million in the three months ended June 30, 2001 as compared to the same period in 2000. The improvement in the market values of variable annuities during the second quarter of 2001 as compared to the first quarter caused higher expectations for the future and concurrent decreases in amortization during the current period. Unfavorable market conditions in the second quarter of 2000 conversely resulted in lower estimated future gross profits and higher amortization in that period.

INDIVIDUAL PROTECTION SEGMENT

During the second quarter of 2001, net income from the Individual Protection segment increased by $2.4 to net income of $0.7 million as compared to the same period in 2000, due to a combination of factors including increased investment income, decreased death benefits and lower reinsurance costs.

GROUP PROTECTION SEGMENT

Net income from the Group Protection segment during the second quarter of 2001 increased by $0.6 million from the same period in 2000, primarily due to improvement in claims experience and decreased operating expenses.

CORPORATE SEGMENT

In the second quarter of 2001, the net loss from operations for the Corporate segment increased by $4.6 million to $7.8 million. The loss for the quarter ended June 30, 2001 is attributed to unrealized losses on derivatives allocated to this segment in 2001.

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

The following table summarizes significant changes in asset balances during the six months ended June 30, 2001. The changes are discussed below.

                                                  ASSETS
                                             ($ IN MILLIONS)
                                                                                        % CHANGE
                                              JUNE 30, 2001    DECEMBER 31, 2000        2001/2000
                                              -------------    ------------------       ---------
GENERAL ACCOUNT ASSETS                       $      6,369.1    $      6,183.5                 3.0%
SEPARATE ACCOUNT ASSETS                            16,955.2          17,874.2                (5.1%)
                                             ------------------------------------------------------
TOTAL ASSETS                                 $     23,324.3    $     24,057.7                (3.1%)
                                             ======================================================

General account assets increased by 3.0% in 2001, while variable separate account assets decreased by 5.1%. The growth in general account assets is due to the introduction of new GIC products marketed to foreign investors which had net deposits of $371 million during the six months ended June 30, 2001. The decline in variable separate accounts as compared to the general account reflects depreciation of the funds held in the variable separate accounts, which was significant during the first quarter of 2001 then slightly improved in the second quarter of 2001. Net deposits into variable accounts, including transfers under the DCA programs, have also increased year to date.

The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash, invested assets, and deferred policy acquisition costs, which represented essentially all of general account assets at June 30, 2001. Major types of invested asset holdings included fixed maturity securities, short-term investments, mortgages, real estate and other invested assets. The Company's fixed maturity securities, totaling $3,927.9 million, comprised 76.8% of the Company's portfolio of invested assets at June 30, 2001, and included both public and private issues. It is the Company's policy to acquire only investment-grade securities in the general account. As a result, the overall quality of the fixed maturity portfolio is high. At June 30, 2001, only 2.2% of the fixed maturity portfolio was rated below-investment-grade. Short-term investments in fixed maturity securities of $137.9 million represented 2.7% of the total portfolio. The Company's mortgage holdings amounted to $848.6 million at June 30, 2001 representing 16.6% of the total portfolio. All mortgage holdings at June 30, 2001 were in good standing. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At June 30, 2001, investment real estate amounted to $77.8 million, representing about 1.5% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Other invested assets amounted to $80.2 million, representing about 1.6% of the portfolio. These holdings comprised mainly leveraged lease investments. Policy loans represent the remaining 0.8% of invested assets.

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

CAPITAL RESOURCES

CAPITAL ADEQUACY

The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital at June 30, 2001 and at year-end 2000.

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

TYPES OF MARKET RISKS

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's policy, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company assumes no foreign currency or commodity risk, nor does it assume equity price risk except to the extent that it holds real estate in its portfolios. (At June 30, 2001, investment real estate holdings represented approximately 1.5% of the Company's total general account portfolio.) The management of interest rate risk exposure is discussed below.

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

Liabilities categorized as financial instruments and held in the Company's general account at June 30, 2001 had a fair value of $4,511.9 million. Fixed income investments supporting those liabilities had a fair value of $5,223.1 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on June 30, 2001. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $77.8 million and the corresponding assets would show a net decrease of $139.2 million.

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

PART II:  OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Sun Life Assurance Company of Canada (U.S.)
                                                    (Registrant)


Date     August 14, 2001                        /s/ Davey S. Scoon
                                         -------------------------------
                                                    Davey S. Scoon
                                            Vice President, Finance and
                                                Treasurer

Date     August 14, 2001                        /s/ Michael K. Moran
                                         -------------------------------
                                                    Michael K. Moran
                                             Assistant Vice President
                                                    Finance