Form 10-Q
period 2001-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2001-11-14
CIK 745544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934


For the Quarterly Period                              Commission File Numbers:
Ended September 30, 2001                              2-99959, 33-29851,
                                                      33-31711, 33-41858,
                                                      33-43008, 33-58853
                                                      and 333-11699


                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
             (Exact name of registrant as specified in its charter)


     Delaware                                     04-2461439
--------------------------------------- --------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


One Sun Life Executive Park,       Wellesley Hills, MA           02481
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code          (781) 237-6030


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

Registrant has 6,437 shares of common stock outstanding on November 14, 2001, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
                           (WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                                      INDEX


                                                                         PAGE
                                                                        NUMBER
PART I: Financial Information

  Item 1: Unaudited Financial Statements:

     Consolidated Statements of Income (Unaudited)-
       Nine Months Ended September 30, 2001 and September 30, 2000         1

     Consolidated Statements of Income (Unaudited)-
       Three Months Ended September 30, 2001 and September 30, 2000        2

     Consolidated Balance Sheets - September 30, 2001 (Unaudited)
       and December 31, 2000                                               3

     Consolidated Statements of Comprehensive Income (Unaudited)-
       Nine Months and Three Months Ended
       September 30, 2001 and September 30, 2000                           4

     Consolidated Statements of Changes in Stockholder's
       Equity (Unaudited)- Nine Months Ended September 30, 2001
       and September 30, 2000                                              5

     Consolidated Statements of Cash Flows (Unaudited)-
       Nine Months Ended September 30, 2001 and September 30, 2000         6

     Notes to Unaudited Consolidated Financial Statements                  7

  Item 2: Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        13

  Item 3. Quantitative and Qualitative Disclosures
     About Market Risk                                                    21

PART II: Other Information

  Item 4: Submission of Matters to a Vote of Security Holders             23

  Item 6: Exhibits and Reports on Form 8-K                                23

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)

              For the nine months ended September 30, 2001 and 2000


                                                                UNAUDITED
                                                              2001      2000
                                                             ------    ------
Revenues:
Premiums and annuity considerations                          $ 30.6    $ 33.9
Net investment income                                         243.3     225.1
Net realized investment gains (losses)                         20.5      (4.1)
Fee and other income                                          206.7     213.8
                                                             ------    ------
Total  revenues                                               501.1     468.7
                                                             ------    ------
Benefits and expenses:
Policyowner benefits                                          228.5     246.5
Other operating expenses                                      111.2     105.3
Amortization of deferred policy acquisition costs             103.7      70.1
                                                             ------    ------
Total benefits and expenses                                   443.4     421.9
                                                             ------    ------
Income from operations                                         57.7      46.8

Interest expense                                               70.8      32.4
                                                             ------    ------

Income (loss) before income tax expense and
   cumulative effect of change in accounting principle        (13.1)     14.4

Income tax expense (benefit)
   Federal                                                    (12.1)     (1.3)
   State                                                       (1.0)      0.4
                                                             ------    ------
   Income tax expense (benefit)                               (13.1)     (0.9)
                                                             ------    ------
Net income before cumulative effect of change
   in accounting principle                                      --       15.3

Cumulative effect of change in accounting
   principle, net of taxes                                      5.2       --
                                                             ------    ------
Net income                                                   $  5.2    $ 15.3
                                                             ======    ======


The accompanying notes are an integral part of the consolidated financial statements

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

             For the three months ended September 30, 2001 and 2000

                                                       UNAUDITED
                                                     2001      2000
                                                    ------    ------
Revenues:
Premiums and annuity considerations                 $ 11.3    $  9.4
Net investment income                                 67.1      66.6
Net realized investment gains (losses)                 3.4      (1.4)
Fee and other income                                  73.4      69.6
                                                    ------    ------
Total  revenues                                      155.2     144.2
                                                    ------    ------
Benefits and expenses:
Policyowner benefits                                  76.6      86.0
Other operating expenses                              37.0      38.2
Amortization of deferred policy acquisition costs     31.0      30.6
                                                    ------    ------
Total benefits and expenses                          144.6     154.8
                                                    ------    ------
Income from operations                                10.6     (10.6)

Interest expense                                      23.6      10.8
                                                    ------    ------
Income (loss) before income tax expense (benefit)    (13.0)    (21.4)

Income tax expense (benefit)
   Federal                                            (7.0)    (12.3)
   State                                              (0.4)     --
                                                    ------    ------
   Income tax expense (benefit)                       (7.4)    (12.3)
                                                    ------    ------
Net income (loss)                                   $ (5.6)   $ (9.1)
                                                    ======    ======


The accompanying notes are an integral part of the consolidated financial statements

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                           CONSOLIDATED BALANCE SHEETS
                         (in millions except share data)

                                                                         UNAUDITED
                          ASSETS                                    SEPTEMBER 30, 2001    DECEMBER 31, 2000
Investments
Fixed maturities available-for-sale at fair value (amortized cost
    of $2,145.2 and $2,454.5 in 2001 and 2000, respectively)             $ 2,244.1           $ 2,501.4
Trading fixed maturities at fair value (amortized cost of $1,003.4
   and $635.5 in 2001 and 2000, respectively)                              1,042.9               648.2
Subordinated note from affiliate held-to-maturity (fair
   value of $603.7 and $546.1 in 2001 and 2000, respectively)                600.0               600.0
Short-term investments                                                       110.4               112.1
Mortgage loans                                                               884.0               846.4
Real estate                                                                   79.7                77.7
Policy loans                                                                  42.8                41.5
Other invested assets                                                         69.3                74.6
                                                                        ----------          ----------
Total investments                                                          5,073.2             4,901.9

Cash and cash equivalents                                                    247.1               390.0
Accrued investment income                                                     79.9                64.9
Deferred policy acquisition costs                                            744.6               762.0
Outstanding premiums                                                           1.6                 3.0
Other assets                                                                 166.2                61.7
Separate account assets                                                   14,603.6            17,874.2
                                                                        ----------          ----------
Total assets                                                            $ 20,916.2          $ 24,057.7
                                                                        ==========          ==========
                        LIABILITIES

Future contract and policy benefits                                     $    696.2          $    714.7
Contractholder deposit funds and other policy liabilities                  3,266.4             3,313.0
Unearned revenue                                                              11.1                 4.5
Accrued expenses and taxes                                                    57.6                52.7
Deferred federal income taxes                                                120.2                41.4
Long-term debt payable to affiliates                                         565.0               565.0
Affiliated partnership capital securities                                    620.6               607.8
Other liabilities                                                            205.8               123.2
Separate account liabilities                                              14,603.6            17,874.2
                                                                        ----------          ----------
Total liabilities                                                       $ 20,146.5          $ 23,296.5
                                                                        ----------          ----------

                   STOCKHOLDER'S EQUITY

Common stock, $1,000 par value - 10,000 shares authorized;
  6,437 shares issued and outstanding                                          6.4                 6.4
Additional paid-in capital                                                   264.9               264.9
Accumulated other comprehensive income                                        56.9                38.6
Retained earnings                                                            441.5               451.3
                                                                        ----------          ----------
Total stockholder's equity                                                   769.7               761.2
                                                                        ----------          ----------
Total liabilities and stockholder's equity                              $ 20,916.2          $ 24,057.7
                                                                        ----------          ----------


The accompanying notes are an integral part of the consolidated financial statements

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)

                                    Unaudited

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                        2001         2000
Net income                                                            $    5.2     $  15.3
Other comprehensive income:
Net change in unrealized holding gains and losses on
        available-for-sale securities, net of tax                         17.9         3.3
Other                                                                      0.4         0.2
                                                                      --------     --------
Other comprehensive income                                                18.3         3.5
                                                                      --------     --------
Comprehensive income                                                  $   23.5     $  18.8
                                                                      ========     ========

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                        2001         2000
Net income (loss)                                                     $   (5.6)    $  (9.1)

Other comprehensive income:
Net change in unrealized holding gains and losses on
        available-for-sale securities, net of tax                         18.9         7.5
Other                                                                      0.3         0.1
                                                                      --------     --------
Other comprehensive income                                                19.2         7.6
                                                                      --------     --------
Comprehensive income (loss)                                           $   13.6     $  (1.5)
                                                                      ========     =======

The accompanying notes are an integral part of the consolidated financial statements

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (in millions)

              For the nine months ended September 30, 2001 and 2000
                                    UNAUDITED


                                                                      ACCUMULATED
                                                       ADDITIONAL        OTHER                             TOTAL
                                          COMMON        PAID-IN      COMPREHENSIVE        RETAINED     STOCKHOLDER'S
                                          STOCK         CAPITAL          INCOME           EARNINGS        EQUITY
Balance at December 31, 1999               $ 5.9        $ 199.4             $ 7.1          $ 458.8         $ 671.2

Comprehensive income:
    Net income                                                                                15.3            15.3
    Other comprehensive income (loss)                                         3.5                              3.5
    Dividends to stockholder                                                                  (5.0)           (5.0)
                                        -------------  -------------  ---------------  ---------------  --------------

Balance at September 30, 2000              $ 5.9        $ 199.4            $ 10.6          $ 469.1         $ 685.0
                                       =============  =============  ================  =============== ===============

Balance at December 31, 2000               $ 6.4        $ 264.9            $ 38.6          $ 451.3         $ 761.2

Comprehensive income:
    Net income                                                                                 5.2             5.2
    Other comprehensive income (loss)                                        18.3                             18.3
    Dividends to stockholder                                                                 (15.0)          (15.0)
                                       -------------  -------------  ---------------   ---------------  --------------

Balance at September 30, 2001                 $ 6.4        $ 264.9            $ 56.9          $ 441.5      $ 769.7
                                       =============  =============  ================  =============== ===============

The accompanying notes are an integral part of the consolidated financial statements

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                                                                         UNAUDITED
                                                                     2001           2000
Cash Flows From Operating Activities:
Net income                                                           $    5.2        $  15.3
Adjustments to reconcile net income (loss) from continuing
   operations to net cash provided by operating activities:
  Amortization of discount and premiums                                   2.0           (0.8)
  Depreciation and amortization                                           1.1            1.8
  Net realized (gains) losses on investments                            (20.5)           3.8
  Net unrealized (gains) on trading securities                          (26.9)          (4.8)
  Interest credited to contractholder deposits                          134.3          143.3
  Deferred federal income taxes                                          66.4          (22.4)
   Cumulative effect of change in accounting principle                   (5.2)             -
Changes in assets and liabilities:
  Deferred acquisition costs                                             (7.5)         (76.1)
  Accrued investment income                                             (15.0)          (5.4)
  Other assets                                                         (103.1)          21.4
  Future contract and policy benefits                                   (18.5)           2.3
  Other, net                                                            111.5           18.2
                                                                     --------        --------
Net cash provided by operating activities                               123.8           96.6
                                                                     --------        --------
Cash Flows From Investing Activities:
  Sales, maturities and repayments of:
     Available-for-sale fixed maturities                                956.2          887.0
     Trading fixed maturities                                           259.7              -
     Mortgage loans                                                      66.6          119.8
     Real estate                                                          9.2            9.8
     Other invested assets                                                3.3              -
  Purchases of:
     Available-for-sale fixed maturities                               (631.3)        (708.7)
     Trading fixed maturities                                          (618.7)        (515.9)
     Subsidiaries                                                        (5.0)              -
     Mortgage loans                                                    (106.9)         (81.5)
     Real estate                                                        (11.2)         (11.3)
     Other invested assets                                                  -           (2.2)
  Changes in other investing activities, net                             (2.7)           0.6
  Net change in policy loans                                              0.2           (0.8)
  Net change in short term investments                                    1.7           (0.5)
                                                                      --------       --------
Net cash used in investing activities                                   (78.9)         (303.7)
                                                                      --------       --------
Cash Flows From Financing Activities:
  Deposits  to contractholder deposit funds                           1,330.1         1,506.1
  Withdrawals from contractholder deposit funds                      (1,502.9)       (1,522.6)
  Dividends paid to stockholder                                         (15.0)           (5.0)
                                                                    ---------         -------
Net cash used in financing activities                                  (187.8)          (21.5)
                                                                    ---------         -------
Net change in cash and cash equivalents                                (142.9)         (228.6)

  Cash and cash equivalents, beginning of period                        390.0           550.3
                                                                    ---------       ---------
  Cash and cash equivalents, end of period                          $   247.1       $   321.7
                                                                    =========       =========
Supplemental Cash Flow Information:
  Interest paid                                                          47.2            65.4
  Income taxes paid                                                       2.4            21.6

The accompanying notes are an integral part of the consolidated financial statements

                   SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
     (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

                 NOTES TO THE UNAUDITED CONSOLIDATED STATEMENTS


1.   DESCRIPTION OF BUSINESS

     GENERAL

     Sun Life Assurance Company of Canada (U.S.) (the "Company") was incorporated in 1970 as a life insurance company domiciled in the state of Delaware. Effective January 31, 2001, the Company became authorized to do business in 49 states. In addition, the Company's wholly-owned insurance subsidiary, Sun Life Insurance and Annuity Company of New York, is licensed in New York. The Company and its subsidiaries are engaged in the sale and administration of individual and group variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts, group life, disability and stop loss insurance, and other asset management services.

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

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. As of September 30, 2001, the Company owned all of the outstanding shares of Sun Life Insurance and Annuity Company of New York, Sun Life of Canada (U.S.) Distributors, Inc., Sun Life Financial Services Limited, Sun Benefit Services Company, Inc., Sun Capital Advisers, Inc., Sun Life of Canada (U.S.) SPE 97-I, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Vision Financial Corporation and Clarendon Insurance Agency, Inc. The results are also consolidated with Sun Life of Canada Funding, LLC, which is owned by a trust sponsored by the Company and Sun Life of Canada (U.S.) Limited Partnership I, for which Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner.

     Sun Life Insurance and Annuity Company of New York is engaged in the sale of individual fixed and variable annuity contracts and group life, disability insurance and stop loss contracts in its state of domicile, New York. Sun Life of Canada (U.S.) Distributors, Inc. is a registered investment adviser and broker-dealer. Sun Life Financial Services Limited serves as the marketing administrator for the distribution of the offshore products of Sun Life Assurance Company of Canada, an affiliate. Sun Capital Advisers, Inc. is a registered investment adviser. Sun Life of Canada (U.S.) SPE 97-I, Inc. was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I. Clarendon Insurance Agency, Inc. is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. As of September 30, 2001, Sun Benefit Services Company, Inc., was inactive. Sun Life of Canada Funding, LLC was organized for the purpose of engaging in activities incidental to establishing the new guaranteed investment products of the Company. Sun Life of Canada (U.S.) Limited Partnership I was established to purchase subordinated debentures issued by the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., and to issue Partnership Capital Securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I.

     On March 12, 2001, the Company purchased Vision Financial Corporation for approximately $5.0 million and acquired approximately $1.6 million of goodwill. Vision Financial Corporation, based in Keene, N.H., is a third-party administrator that specializes in the administration of insurance products sold at the worksite. The Company has recorded the acquisition using the purchase method of accounting. The results of operations of Vision Financial Corporation for the nine months ended September 30, 2001 and 2000 were not material to the consolidated financial statements.

     On December 21, 2000, the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., transferred its ownership in all 200 shares issued and outstanding of Sun Life of Canada (U.S.) Holdings General Partner, Inc. to the Company in exchange for 537 shares of the Company's common stock totaling $537,000 plus $65,520,000 of additional paid in capital. As a result of the acquisition of Sun Life of Canada (U.S.) Holdings General Partner, Inc. on December 21, 2000, and its ownership interest in Sun Life of Canada (U.S.) Limited Partnership I, the Company became the owner of a $600,000,000 8.526% subordinated debenture due May 6, 2027 issued by the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc. The Company also assumed the liability of the Partnership Capital Securities issued to Sun Life of Canada (U.S.) Capital Trust I, a Delaware business trust sponsored by the Company's parent. Partnership Capital Securities issued of $600,010,000 accrue interest at 8.526% and have no scheduled maturity date. These Partnership Capital Securities, which represent the limited partner interest of Sun Life of Canada (U.S.) Limited Partnership I, may be redeemed on or after May 6, 2027. The Company is accounting for the acquisition of Sun Life of Canada (U.S.) Holdings General Partner, Inc. using the purchase method of accounting. Had the acquisition taken place at the beginning of 2000, the Company's consolidated revenue for the three and nine months ended September 30, 2000 would have been $157.9 million and $509.6 million, and net income (loss) would have been ($8.5) million and $16.9 million, respectively.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities including fair value hedges and cash flow hedges. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     The Company applied SFAS No. 133, as amended by SFAS No. 137 and SFAS
     No. 138, on January 1, 2001. As a result, the Company recorded as a change in accounting principle in the accompanying consolidated statements of income, a cumulative transition adjustment of $5.2 million, net of tax, that increased earnings relating to embedded derivatives in insurance contracts not accounted for separately prior to adoption of SFAS No. 133.

     In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. The Company adopted EITF No. 99-20 in June 2001; it had no material impact on the Company's financial condition or results of operations.

     In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS No. 125, and requires certain additional disclosures. Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". These Statements will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002. Adopting SFAS No. 141 and SFAS No. 142 is not expected to have a material impact on the Company.

     Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which relates to financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that adoption of this statement will not have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes that adoption of this statement will not have a material effect on the Company's financial position or results of operations.


2.   TRANSACTIONS WITH AFFILIATES

     The Company has an agreement with Sun Life Assurance Company of Canada which provides that Sun Life Assurance Company of Canada will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $11,400,000 and $33,931,000 for the three and nine month periods ended September 30, 2001, respectively, and $11,195,000 and $28,037,000 for the corresponding periods in 2000.

     The Company leases office space to Sun Life Assurance Company of Canada under lease agreements with terms expiring in September 2005 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for the three and nine month periods amounted to approximately $2,193,000 and $6,579,000 in 2001 and $1,994,000 and $5,982,000 in 2000.


3.   SEGMENT INFORMATION

     The Company and its subsidiaries offer financial products and services such as fixed and variable annuities, guaranteed investment contracts, retirement plan services, and life insurance on an individual and group basis, as well as disability insurance on a group basis. Within these areas, the Company and its subsidiaries conduct business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the three operating segments and to engage in other financing related activities. Net investment income is allocated based on segmented assets by line of business.

     The Individual Protection segment markets and administers a variety of life insurance products sold to individuals and corporate owners of life insurance. The products include whole life, universal life and variable life products.

     The Group Protection segment markets and administers group life, long-term disability and stop loss insurance to small and mid-size employers in the State of New York.

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

The following amounts pertain to the various business segments:

(IN MILLIONS)                                   NINE MONTHS ENDED SEPTEMBER 30, 2001                            SEPTEMBER 30, 2001
                               -----------------------------------------------------------------------          ------------------
                                   TOTAL              TOTAL              PRETAX               NET                     TOTAL
                                 REVENUES          EXPENDITURES       INCOME (LOSS)*     INCOME (LOSS)*               ASSETS
Wealth Management              $     359.1         $     405.0        $     (45.9)       $      (23.3)           $       18,753.9
Individual Protection                 19.7                17.3                2.4                 2.0                     1,361.3
Group Protection                      13.1                11.9                1.2                 0.9                        32.0
Corporate                            109.2                80.0               29.2                20.4                       769.0
                               -----------         -----------        -----------         -----------            ----------------
Total                          $     501.1         $     514.2        $     (13.1)        $         -            $       20,916.2
                               ===========         ===========        ===========         ===========            ================

                                                                                                                   DECEMBER 31,
                                               NINE MONTHS ENDED SEPTEMBER 30, 2000                                    2000
                              -----------------------------------------------------------------------            ----------------
Wealth Management             $     415.7        $     381.9        $      33.8         $      27.0              $       22,094.7
Individual Protection                23.3               25.0               (1.7)               (1.1)                      1,242.6
Group Protection                     13.1               11.8                1.3                 0.9                          30.5
Corporate                            16.6               35.6              (19.0)              (11.5)                        689.9
                              -----------        -----------        -----------         -----------              ----------------
Total                         $     468.7        $     454.3        $      14.4         $      15.3              $       24,057.7
                              ===========        ===========        ===========         ===========              ================

                                             THREE MONTHS ENDED SEPTEMBER 30, 2001
                            -----------------------------------------------------------------------
                                 TOTAL            TOTAL              PRETAX                 NET
                               REVENUES        EXPENDITURES        INCOME (LOSS)       INCOME (LOSS)
Wealth Management            $     77.8         $     129.8         $     (52.0)        $     (31.1)
Individual Protection               7.7                 6.2                 1.5                 1.1
Group Protection                    4.6                 4.8                (0.2)               (0.1)
Corporate                          65.1                27.4                37.7                24.5
                             ----------         -----------         -----------         -----------
Total                        $    155.2         $     168.2         $     (13.0)        $      (5.6)
                             ==========         ===========         ===========         ===========


                                            THREE MONTHS ENDED SEPTEMBER 30, 2000
                             ----------------------------------------------------------------------
Wealth Management            $    134.7         $     147.3         $     (12.6)         $     (7.1)
Individual Protection               3.9                 2.8                 1.1                 0.7
Group Protection                    4.4                 4.1                 0.3                 0.2
Corporate                           1.2                11.4               (10.2)               (2.9)
                             ----------         -----------         -----------          ----------
Total                        $    144.2         $     165.6         $     (21.4)         $     (9.1)
                             ==========         ===========         ===========          ==========

*Net income (loss) before cumulative effect of change in accounting principle.

4.   COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for potential losses, will have a material adverse effect on the financial condition or operating results of the Company.

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

     The national tragedy of September 11, 2001 has had an adverse impact on the airline, hotel and hospitality businesses. The Company has $210,781,000 of fixed maturities invested in entities associated with these industries. The Company has considered the recoverability of these investments and has recorded them at fair value, which was above amortized cost, as of September 30, 2001 in the consolidated financials statements. The Company will continue to monitor the recoverability of these investments to determine if any other-than-temporary declines due to the decrease in market value are necessary. The Company has reviewed its insurance contracts to quantify potential losses, if any, as a result of the tragedy and has determined that there is no material claims exposure to the Company.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000:

NET INCOME

Net income before the cumulative effect of the change in accounting principle for the nine months ended September 30, 2001 decreased by $15.3 million. Unfavorable market conditions during the nine month period generated lower fee income and increased amortization of deferred acquisition costs ("DAC"), representing most of the decline in net income.

The cumulative effect of the change in accounting principle, reflecting the adoption of SFAS No. 133, increased net income by $5.2 million. The Company applied SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. As a result, the Company recorded as a change in accounting principle in the accompanying consolidated statements of income, a cumulative transition adjustment of $5.2 million, net of tax, that increased earnings relating to embedded derivatives in insurance contracts not accounted for separately prior to adoption of SFAS No. 133.

NET INCOME BEFORE THE CUMULATIVE EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE - BY SEGMENT

The Company's net income reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of net income by segment, which is discussed more fully below (in millions).

                          NINE MONTHS ENDED SEPTEMBER 30,
                              2001              2000            $ CHANGE
                          ----------         ----------       ------------
Wealth Management         $    (23.3)         $    27.0       $   (50.3)
Individual Protection             2.0              (1.1)            3.1
Group Protection                  0.9               0.9              -
Corporate                        20.4             (11.5)           31.9
                          -----------         ---------       ---------
                          $         -         $    15.3       $   (15.3)
                          ===========         =========       =========


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

The Company sells its annuity products via two affiliated wholesale distribution organizations, MFS Fund Distributors, Inc. (Regatta products) and Sun Life of Canada (U.S.) Distributors, Inc., a subsidiary of the Company (Futurity products). The annuity products are then distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents, and financial advisers.

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

The Wealth Management segment was significantly impacted by unfavorable changes in the market. The $23.3 million net loss for the nine months ended September 30, 2001 was a $50.3 million decrease from the same period in 2000. Variable annuity assets significantly declined during the period due to decreased market values as a result of the performance of the equity markets in general, as well as a decrease in net deposits from policyholders. The decrease in variable annuity account values resulted in decreased fee income as well as an increase to amortization of DAC. Changes in market values of derivatives used to manage Wealth Management liabilities also contributed to the decrease in earnings.

Following are the major factors affecting the Wealth Management segment's results for the nine months ended September 30, 2001 as compared to the same period in 2000.

- Fee income decreased primarily as a result of lower variable annuity account balances. Fee income was lower by approximately $13 million for the nine months ended September 30, 2001 compared to the same period in 2000. Market depreciation and net deposit activity have reduced variable annuity assets by $2.6 billion since January 1, 2000 and $4.2 billion since September 30, 2000. Since fees are determined based on the average assets held in these accounts, fee income has decreased. Net deposits of annuity products decreased by $184 million compared with 2000. The decrease in net deposits results from an overall decline in sales; total new deposits of fixed and variable annuities decreased by $391 million. Deposits in the Futurity line of products represented $586 million of total annuity deposits for the nine months ended September 30, 2001. Although this is a decrease of $32 million from the same period in 2000, it represented 25% of total annuity deposits in 2001 versus 21% of total annuity deposits in 2000.
     The Company expects that sales of the Futurity product will increase in the future, based on management's beliefs that: (i) that market demand is growing for multi-manager variable annuity products; (ii) the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and (iii) the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

     Annuity surrenders decreased in 2001 by $207 million. The surrenders are primarily from older products which are no longer actively marketed and the decrease is mainly due to the decline in market values of the variable annuity assets.

- Net investment income and realized gains for the Wealth Management segment decreased by $37 million for the nine months ended September 30, 2001 as compared to 2000 due to unrealized losses on derivative instruments. The Company uses derivatives in the Wealth Management segment as part of its asset-liability management programs. The investment portfolio experienced unrealized gains on fixed bonds due to lower interest rates at September 30, 2001; however, the majority of the derivative instruments swapped fixed for floating rates and reflected unrealized losses. The swap spreads decreased more than the bond spreads increased reducing investment income by $45 million over the same period in 2000. Partially offsetting the decreases in unrealized gains were increases in bond income within the portfolio backing the new GIC products marketed to unrelated third parties in overseas markets which were introduced in June 2000. These new GIC products generated $474 million of new deposits as of September 30, 2001, which was comparable to the same period in 2000. Total new deposits since inception were $1.0 billion as of September 30, 2001. These new GIC product deposits have significantly increased the Wealth Management general account assets. Partially offsetting the increase due to the new GIC products are the decreases due to the older GICs and other fixed annuity surrenders. In 1997 the Company decided to no longer market group pension and GIC products in the U.S. As a consequence, the block of in-force business declines as U.S. issued GICs mature and are surrendered.

- Policyowner benefits decreased by approximately $19 million for the nine months ended September 30, 2001 as compared to 2000. As U.S. issued GICs mature and were surrendered, related reserves decreased $9 million as compared to 2000, and interest credited on deposits has also declined by $12 million despite the $9 million increase on interest credited to policyholders of the new GIC contracts. Also contributing to the decrease in policyowner benefits were lower bonus payments credited to policyholder accounts. The new annuity products credit the policyholder's account with a bonus payment upon receipt of the deposit, the expense is included in annuity payments. As a result of the reduced sales of the new annuity products, bonus payments decreased by $8 million during the nine months ending September 30, 2001 as compared to the same period in 2000. Partially offsetting these decreases to policyowner benefits were increases to death benefits paid over policyholder account balances.

- Other operating expenses increased by $6 million during the nine months ended September 30, 2001 as compared to the same period in 2000, reflecting primarily increased costs of the continued expansion of the distribution systems and increased non-deferrable acquisition costs.

- Amortization of DAC increased by $32 million as compared to the same period in 2000, due primarily to unfavorable market conditions. As noted above, a significant decline in the market values of variable annuities coupled with decreased net deposit activity reduced the fees based on average asset balances.

     The decrease in values and lower fees reduced the amount of expected future gross profits used to amortize DAC. As a result, DAC amortization as a percentage of expected future gross profits has significantly increased over the prior year period generating an increase in amortization of DAC.

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

The net income from the Individual Protection segment increased by $3.1 million during the nine months ended September 30, 2001 as compared to the same period in 2000 due primarily to $4.1 million of increased cost of insurance charges and mortality and expense changes. During the nine months ended September 30, 2000 the Company received deposits of over $500 million into its new privately placed COLI variable life product. The deposits generated fee income that was offset by increased acquisition costs associated with the sale. In the nine months ended September 30, 2001, the Company received deposits of $130 million.

GROUP PROTECTION SEGMENT
The Group Protection segment focuses on providing life, disability and stop loss insurance to small and medium sized employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income from the Group Protection segment for the nine months ended September 30, 2001 was comparable to the same period in 2000. Increased net investment income and realized gains and losses for the period offset decreased premium revenue resulting in only a slight change in total revenue for the nine months ended September 30, 2001 as compared to the same period of 2000. Expenses also remained flat in total for the nine months ended September 30, 2001 as compared to 2000.

CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The net income of $20.4 million for the nine months ended September 30, 2001 was $31.9 million higher than the same period in 2000. In June of 2001 the Company purchased put options on the S&P 500 index as part of its overall risk management strategy. The change in the fair value of these options is included in investment income. Realized gains on sales of investments of $17.6 million also contributed to the increased earnings.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

NET INCOME

The Company's $5.6 million net loss for the third quarter was $3.5 million lower than the $9.1 million net loss for the third quarter of 2000. Unfavorable market conditions in both periods adversely affected earnings, particularly in the Wealth Management segment.

NET INCOME FROM OPERATIONS BY SEGMENT

The following table provides a summary of net income from operations by segment, which is discussed more fully below.

                                 THREE MONTHS ENDED SEPTEMBER 30,
                                 2001                2000              $ CHANGE
                                -----------          ----------        ---------
Wealth Management               $     (31.1)         $     (7.1)        $   (24.0)
Individual Protection                   1.1                 0.7               0.4
Group Protection                       (0.1)                0.2              (0.3)
Corporate                              24.5                (2.9)             27.4
                                -----------          ----------         ---------
                                $      (5.6)         $     (9.1)        $     3.5
                                ===========          ==========         =========

WEALTH MANAGEMENT SEGMENT

The Wealth Management segment incurred a net loss for the quarter of $31.1 million. This was a $24 million decrease in earnings from the net loss of $7.1 million for the third quarter of 2000. Unrealized losses on derivatives offset by lower bonus payments paid to policyholders account for the significant decline in earnings.

Following are the major factors affecting the Wealth Management segment's results in the third quarter of 2001 as compared to the same period in 2000.

- Net investment income and realized gains decreased by $48.7 million. As noted above, the Wealth Management investment portfolio experienced significant unrealized losses on derivative instruments that the Company uses as part of its asset-liability management programs. Interest rates declined during the quarter and as a result the fixed bond portfolio within Wealth Management incurred unrealized gains at September 30, 2001. However, the majority of the derivative instruments swapped fixed for floating rates and reflected unrealized losses. The swap spreads decreased more than the bond spreads increased, reducing investment income by $46 million over the same period in 2000.

- Fee income decreased by $9 million during the quarter as compared to the third quarter of 2000. During 2000, market appreciation of the variable annuity assets and increased net deposit activity generated increased fees since they are based on the average assets held in the account. The unfavorable market conditions experienced during 2001 had the adverse effect of decreasing fees. Net deposits of annuity products during the third quarter of 2001 decreased by $614 million compared with the third quarter of 2000. Surrenders for the quarter exceeded new deposits resulting in net surrenders of $97 million of fixed and variable products versus net deposits of $517 million during the third quarter of 2000.

- Policyowner benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) decreased by approximately $11 million in the three months ended September 30, 2001 as compared to the same period in 2000. The bonus payments credited to policyholder accounts were lower by $16 million during the third quarter of 2001 as compared to 2000 due to a decline in sales. Interest credited to policyholders of the new GIC products marketed to foreign investors increased by $9 million over the prior year quarter. These products were introduced at the end of the second quarter of 2000 and $300 million of net deposits were added at the end of the third quarter of 2000. Net deposits from inception to date were $1.0 billion as of September 30, 2001. Offsetting the increased interest credited to the new GIC policyholders were decreases in interest credited to policyholders of the older US issued GICs as the older GICs mature.

- Other operating expenses increased by $2 million for the three months ended September 30, 2001 as compared to the same period in 2000, reflecting primarily increased costs of the continued expansion of the distribution systems and increased non-deferrable acquisition costs.

- Amortization of DAC for the quarter was consistent with the third quarter of 2000. Both periods reported increased amortization as a result of assumption changes made to estimated future gross profits.

INDIVIDUAL PROTECTION SEGMENT

Net income from the Individual Protection segment for the three months ended September 30, 2001 was consistent with the same period in 2000 due to a combination of factors including increased fees and lower reinsurance costs offset by decreased investment income, increased death benefits and increased other operating costs.

GROUP PROTECTION SEGMENT

Net income from the Group Protection segment during the third quarter of 2001 decreased by $0.4 million from the same period in 2000. Improvement in claims experience related to the life insurance products was offset by increased claims and increases in reserves related to the disability insurance products.

CORPORATE SEGMENT

Net income for the Corporate segment was $24.5 million for the three months ended September 30, 2001, a $27.4 million increase. In June of 2001 the Company purchased put options on the S&P 500 index as part of its overall risk management strategy. The change in the fair value of these options is included in investment income. Realized gains on sales of investments of $4.0 million also contributed to the increased earnings.

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

The following table summarizes significant changes in asset balances during the nine months ended September 30, 2001. The changes are discussed below.

                                     ASSETS
                                 ($ IN MILLIONS)

                                                                                     % CHANGE
                                        SEPTEMBER 30, 2001    DECEMBER 31, 2000      2001/2000
                                        ------------------    -----------------      ---------
GENERAL ACCOUNT ASSETS                  $      6,312.6         $       6,183.5           2.1%
SEPARATE ACCOUNT ASSETS                       14,603.6                17,874.2         (18.3%)
                                        ------------------------------------------------------
TOTAL ASSETS                            $     20,916.2         $      24,057.7         (13.1%)
                                        ======================================================

General account assets increased by 2.1% in 2001, while variable separate account assets decreased by 18.3%. The growth in general account assets is due to the introduction of new GIC products marketed to foreign investors which had net deposits of $471 million during the nine months ended September 30, 2001. The decline in variable separate accounts as compared to the general account reflects depreciation of the funds held in the variable separate accounts as well as decreased net deposit activity.

The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash, invested assets, and DAC, which represented essentially all of general account assets at September 30, 2001. Major types of invested asset holdings included fixed maturity securities, short-term investments, mortgages, real estate and other invested assets. The Company's fixed maturity securities, totaling $3,887.0 million, comprised 76.6% of the Company's portfolio of invested assets at September 30, 2001, and included both public and private issues. It is the Company's policy to acquire only investment-grade securities in the general account. As a result, the overall quality of the fixed maturity portfolio is high. At September 30, 2001, only 2.1% of the fixed maturity portfolio were rated below-investment-grade. Short-term investments in fixed maturity securities of $110.4 million represented 2.2% of the total portfolio. The Company's mortgage holdings amounted to $884.0 million at September 30, 2001 representing 17.4% of the total portfolio. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At September 30, 2001, investment real estate amounted to $79.7 million, representing about 1.6% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Other invested assets amounted to $69.3 million, representing about 1.4% of the portfolio. These holdings comprised mainly leveraged lease investments. Policy loans represent the remaining 0.8% of invested assets.

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

CAPITAL RESOURCES

CAPITAL ADEQUACY

The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital has met its required capital at September 30, 2001 and at year-end 2000.

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

The national tragedy of September 11, 2001 has had an adverse impact on the airline, hotel and hospitality businesses. The Company has approximately $211 million of fixed maturities invested in entities associated with these industries. The Company has considered the recoverability of these investments and has recorded them at fair value, which was above amortized cost, as of September 30, 2001 in the consolidated financials statements. The

Company will continue to monitor the recoverability of these investments to determine if any other than temporary declines due to the decrease in market value are necessary. The Company has reviewed its insurance contracts to quantify potential losses, if any, as a result of the tragedy and has determined that there is no material claims exposure to the Company.

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

GENERAL

The assets of the general account are available to support general account liabilities. For purposes of managing these assets in relation to these liabilities, the Company notionally segments these assets by product or by groups of products. The Company manages each segment's assets based on an investment policy statement that it has established for that segment. The policy statement covers the segment's liability characteristics and liquidity requirements, provides cash flow estimates, and sets targets for asset mix, duration, and quality. Each quarter, investment and business unit managers review these policies to ensure that the policies remain appropriate, taking into account each segment's liability characteristics.

TYPES OF MARKET RISKS

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's policy, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company assumes no foreign currency or commodity risk, nor does it assume equity price risk except to the extent that it holds real estate in its portfolios. (At September 30, 2001, investment real estate holdings represented approximately 1.6% of the Company's total general account investment portfolio.) The management of interest rate risk exposure is discussed below.

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

Liabilities categorized as financial instruments and held in the Company's general account at September 30, 2001 had a fair value of $4,423.9 million. Fixed income investments supporting those liabilities had a fair value of $5,211.2 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on September 30, 2001. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $194 million and the corresponding assets would show a net increase of $165.1 million.

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

(a) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Sun Life Assurance Company of Canada (U.S.)
                                                      (Registrant)


Date     November 14, 2001                      /s/ Davey S. Scoon
                                         -------------------------------
                                                    Davey S. Scoon
                                            Vice President, Finance and
                                                     Treasurer

Date     November 14, 2001
                                                /s/ Michael K. Moran
                                         -------------------------------
                                                    Michael K. Moran
                                              Assistant Vice President
                                                      Finance