Form 10-K
period 2001-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2002-03-28
CIK 745544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

Commission file numbers

December 31, 2001	2-99959, 33-29851, 33-31711, 33-41858, 33-31711, 33-41858, 33-43008, 33-58853 and 333-11699

Sun Life Assurance Company of Canada (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

One Sun Life Executive Park,
Wellesley Hills, Massachusetts	02481
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (781) 237- 6030

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
None	None

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

Registrant has 6,437 shares of common stock outstanding on March 29, 2002, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

Item 1. Business.

Sun Life Assurance Company of Canada (U.S.) (the ''Company'') is a stock life insurance company incorporated under the laws of Delaware on January 12, 1970. Its Executive Office mailing address is One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, Tel. (781) 237-6030. The Company is authorized to do business in 49 states, the District of Columbia and Puerto Rico. In addition, the Company's wholly-owned insurance subsidiary, Sun Life Insurance and Annuity Company of New York, is authorized to do business in the State of New York.

The Company's wholly-owned subsidiaries include: Sun Life Insurance and Annuity Company of New York, which issues individual fixed and variable annuity contracts and group life and long-term disability insurance in New York; Sun Life of Canada (U.S.) Distributors, Inc., a registered broker-dealer and investment adviser; Clarendon Insurance Agency, Inc., a registered broker-dealer; Sun Life Financial Services Limited, which serves as the marketing administrator for the distribution of certain offshore products of Sun Life Assurance Company of Canada, an affiliate; Sun Life of Canada (U.S.) SPE 97-1, Inc. organized for the purpose of engaging in activities incidental to securitizing mortgage loans; Sun Capital Advisers, Inc., a registered investment adviser; Sun Life of Canada (U.S.) Holdings General Partner, Inc., the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I; and Vision Financial Corporation, a third party administrator providing insurance services throughout the United States.

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

General

The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual and group fixed and variable annuities, group pension contracts, guaranteed investment contracts, group life and disability insurance, and other asset management services. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets.

The following table sets forth, for each of the last three years, (i) total statutory premiums and deposits, which is the premium the Company and its subsidiaries report on the annual statements filed with insurance regulators, and (ii) reserves for each major operating segment using accounting principles generally accepted in the United States of America ("GAAP"). Statutory premiums and deposits differ from GAAP premiums. GAAP requires that premiums on variable and universal life insurance products and most annuity products be accounted for using deposit accounting, which excludes from revenue the premiums received on these products and generally includes as revenue the fees earned from the same products. See Item 7, Management's Discussion and Analysis, and Notes to Financial Statements included in Item 8 for additional industry segment information and discussion.
	2001	2000	1999
	(In Thousands)
Total Statutory Premiums and Deposits:
Wealth Management	$ 2,682,230	$ 4,548,326	$ 2,694,190
Individual Protection	64,429	97,283	16,619
Group Protection	347,863	856,851	15,610

	$ 3,094,522	$ 5,502,460	$ 2,726,419
GAAP Reserves:
Wealth Management	$ 3,613,529	$ 3,848,515	$ 3,712,354
Individual Protection	196,302	155,876	138,000
Group Protection	27,300	23,300	17,748

	$ 3,837,131	$ 4,027,691	$ 3,868,102

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

Reserves

The Company has established and reported liabilities for future policy benefits in accordance with GAAP in order to meet its obligations on its outstanding contracts. Liabilities for variable annuity contracts, deferred fixed annuity contracts, guaranteed investment contracts, variable life insurance and universal life insurance policies are equal to the account values of the contracts as of December 31, 2001. Account values of the contracts include deposits plus credited interest, less expense and mortality fees and withdrawals. Reserves for individual life, group life and group disability contracts are based on mortality tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at assumed rates, will be sufficient to meet the Company's policy obligations.

Investments

Of the Company's consolidated total assets of $22.3 billion at December 31, 2001, 72.8% consisted of separate account assets, 17.2% were invested in bonds and similar securities, 4.1% in mortgages, 0.4% in real estate, and the remaining 5.5% in cash and other assets.

Competition

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. The Company's management believes that through a combination of a strong and reputable brand name, exceptional customer service, a wide array of innovative financial solutions and strong financial ratings, the Company stands out as an industry leader. A.M. Best Company, Inc. has assigned the Company and its subsidiary, Sun Life Insurance and Annuity Company of New York, its highest financial strength rating, A++ (with positive outlook). Fitch, Inc. has assigned the Company and Sun Life Insurance and Annuity Company of New York its highest rating, AAA (with negative watch status). Standard & Poor's, a division of The McGraw-Hill Companies, has assigned the Company and Sun Life Insurance and Annuity Company of New York each a rating of AA+ (with negative outlook). Moody's Investor Service, Inc. has assigned the Company an unsolicited rating of Aa2 with a positive outlook.

Employees

The Company and its subsidiaries have entered into service agreements with Sun Life Assurance Company of Canada which provide that the latter will furnish the Company and its subsidiaries, as required, with personnel as well as certain services and facilities on a cost reimbursement basis. As of December 31, 2001 the Company and its subsidiaries had 579 direct employees who are employed at its Principal Executive Office in Wellesley Hills, Massachusetts, in Keene, New Hampshire, in New York, New York, and in Hamilton, Bermuda.

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

The annual statements include financial statements and exhibits in conformity with statutory accounting principles, which differ from GAAP. Effective January 1, 2001, the laws of the respective state departments required that insurance companies domiciled in the respective state prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures manual, version effective January 1, 2001, subject to any deviation prescribed or permitted by the Insurance Commissioner of the respective state. The books and records of the Company and Sun Life Insurance and Annuity Company of New York are subject to review or examination by their respective state departments of insurance at any time and a full examination of their operations is conducted at periodic intervals.

In addition, many states regulate affiliated groups of insurers, such as the Company, Sun Life Assurance Company of Canada and its affiliates, under insurance holding company legislation. Under such laws, inter-company transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies involved. Under insurance guaranty fund laws in most states, insurers doing business in a given state can be assessed (up to prescribed limits) for policyholder losses incurred by insolvent companies. However, most of these laws provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength and many also permit the deduction of all or a portion of any such assessment from any future premium or similar taxes. See Note 15 to the Financial Statements included in Item 8 for additional information.

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

Item 2. Properties

The Company's home office consists of four buildings located in Wellesley Hills, Massachusetts. The Company owns this facility and leases it to Sun Life Assurance Company of Canada (and certain unrelated parties) for lease terms not exceeding five years. During 2001, the operations of the Wealth Management segment were moved to the home office in Wellesley Hills. Prior to May 2001, the Wealth Management operations were primarily conducted from office space in Boston, Massachusetts, which was leased by the Company from certain unrelated parties. The home office of Sun Life Insurance and Annuity Company of New York consists of office space in New York, New York, and is leased from an unrelated party. The home office of Sun Life Financial Services Limited consists of office space in Hamilton, Bermuda. Vision Financial Corporation leases office space to an unrelated party in Keene, New Hampshire.

Item 3. Legal Proceedings

The Company and its subsidiaries are engaged in various kinds of routine litigation, which, in management's judgment, is not expected to have a material impact on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable as the Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.; there is no market for its common stock.

During 2001, 2000, and 1999, the Company declared and paid $15,000,000, $10,000,000, and $80,000,000, respectively, in dividends to its parent, Sun Life of Canada (U.S.) Holdings, Inc. There are legal limitations governing the extent to which the Company may pay dividends as described in Note 14 of the consolidated financial statements contained in Item 8.

Item 6. Selected Financial Data

The following tables set forth certain selected historical financial data.

	For the Years Ended December 31,
	2001	2000	1999	1998	1997
	(In Thousands)
Revenues
Premiums and other
revenue	$ 325,120	$ 342,662	$ 262,576	$ 382,469	$ 406,884
Net investment income
and realized gains	306,186	267,807	367,296	464,226	552,380
	631,306	610,469	629,872	846,695	959,264
Benefits and expenses
Policyholder benefits	309,687	338,327	334,864	588,109	672,350
Other expenses	366,933	333,389	212,197	233,713	190,105
	676,620	671,716	547,061	821,822	862,455
Operating gain (loss)	(45,315)	(61,247)	82,811	24,873	96,809
Income tax expense
(benefit)	(27,434)	(63,778)	29,079	10,767	35,339
Net income from continuing
operations	$ (17,881)	$ 2,531	$ 53,732	$ 14,106	$ 61,470
Assets	$22,309,738	$24,057,668	$ 21,484,913	$18,248,262	$ 17,335,516

Long-term debt payable to
affiliates	$ 565,000	$ 565,000	$ 565,000	$ 565,000	$ 565,000
Partnership Capital
Securities	$ 607,826	$ 607,826	$ -	$ -	$ -
Cash dividends declared to
parent company	$ 15,000	$ 10,000	$ 80,000	$ 50,000	$ -

The results for the year ended December 31, 2001 reflect $51 million of interest earned on $600 million of affiliated notes owned by the Company through a limited partnership (Sun Life of Canada (U.S.) Limited Partnership I ("the Partnership")) controlled by a subsidiary, Sun Life of Canada (U.S.) Holdings General Partner, Inc. ("the General Partner"). The interest earned is completely offset by $51 million of interest expense on Partnership Capital Securities that were issued by the Partnership. The Company acquired the General Partner during December 2000 and recorded the acquisition using the purchase method of accounting; therefore, only $1.4 million of interest income and offsetting interest expense were consolidated in the Company's financials for the year ended December 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

This discussion includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.
o	Changes in interest rates and market conditions.

o	Regulatory and legislative developments.

o	Developments in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in Item 8). The Company believes that of its significant accounting policies (see Note 1 to the consolidated financial statements included in Item 8), the following may involve a higher degree of judgement and complexity.

Deferred Acquisition Costs

Acquisition costs related to fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to the ratio of annual gross profits to the estimated total gross profits over the lives of the contracts. Estimated gross profits are reviewed quarterly and adjusted retrospectively when the Company revises its estimates. Estimated gross profits include assumptions related to mortality, lapse, expense, and asset growth rates. Although realization of deferred policy acquisition costs is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of deferred acquisition costs to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period.

Investments - Derivatives

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, to alter investment rate exposures arising from mismatches between assets and liabilities, and to minimize the Company's exposure to fluctuations in interest rates, foreign currency exchange rates and general market conditions. The derivative instruments used by the Company include swaps and options. The Company does not employ hedge accounting treatment. As a result, the unrealized gains and losses were recognized immediately in net investment income. Changes in the level of interest rates or equity markets will cause the value of these derivatives to change and can cause quarterly fluctuations in earnings.

The Company believes that its derivatives provide economic hedges against the risks noted. Since the majority of the liabilities that are being hedged are not carried at fair value, the changes in the fair value of the derivatives will cause fluctuation in the reported earnings from period to period as interest rates and equity markets change.

Fair value of Financial Instruments

In the normal course of business, the Company enters into transactions involving various types of financial instruments. These instruments involve credit risk and may also be subject to risk of loss due to interest rate fluctuation. The Company monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses. The Company values its publicly traded fixed maturities using market prices or dealer quotes. For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturity, repayment and liquidity characteristics. The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Certain of our fixed maturities are classified as trading and others as available-for-sale. The changes in fair value of trading securities are recorded as a component of net investment income. The changes in fair value of available-for-sale securities are recorded in other comprehensive income.

Our ability to liquidate our positions in privately placed fixed securities and mortgages will be impacted to a significant degree by the lack of an actively traded market. Although we believe our estimates reasonably reflect the fair value of those instruments, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

Policy Liabilities and Accruals

The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon the Company's experience and industry standards.

Once these assumptions are made for a given group of policies they will not be changed over the life of the policies unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition based upon management's best estimates. From time to time the Company may recognize a loss on certain lines of business.

RESULTS OF OPERATIONS

Year ended December 31, 2001 compared to 2000:

Net Income

The Company's net loss of $13 million for the year ended December 31, 2001 was a $16 million decrease from net income of $3 million for the year ended December 31, 2000. However, the 2001 pretax loss before the cumulative change in accounting principle was an improvement of $16 million over 2000, primarily due to net realized investment gains of $24 million in 2001 as compared to net realized investment losses of $20 million in 2000. Favorable variances of $13 million in other operating expenses also contributed to the pretax increase in 2001. Offsetting these increases over the prior year were unfavorable variances in net investment income and fee income.

Net Income From Operations By Segment

The Company's net income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of net income from operations by segment, which is discussed more fully below.
				% Change
	2001	2000	1999	2001/2000	2000/1999
Wealth Management
$    (11.8)

$      (6.9)
			$ 73.0	(71.0%)	(109.5%)
Individual Protection	3.4	(0.2)
0.2
				1,800.0%	(200.0%)
Group Protection	2.6	1.2	0.6	116.7%	100.0%
Corporate	(12.1)	8.4	(20.1)	(244.0%)	141.8%
	$ (17.9)	$ 2.5	$ 53.7	(816.0%)	(95.3%)

Wealth Management Segment

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired and on the marketing of guaranteed investment contracts (''GICs'') to unrelated third parties in overseas markets. In the U.S. it primarily markets to upscale consumers, selling individual and group fixed and variable annuities. Its major product lines, ''Regatta'' and ''Futurity,'' are combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., a subsidiary of the Company.

The Company sells its annuity products via two affiliated wholesale distribution organizations, Massachusetts Financial Distributors (Regatta products) and Sun Life of Canada (U.S.) Distributors, Inc., a subsidiary of the Company (Futurity products). The annuity products are then distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, and insurance agents, and financial advisers.

In 1997, the Company decided to no longer market group pension and GIC products in the U.S. Although these pension products are not currently sold in the U.S., there continues to be a block of U.S. group retirement business in-force, including GICs, pension plans and group annuities. A significant portion of these pension contracts is non-surrenderable, resulting in limited liquidity exposure to the Company. GICs were marketed directly in the U.S. through independent managers. Beginning in the second quarter of 2000, the Company began marketing GICs to unrelated third parties in overseas markets.

The Wealth Management segment has been significantly impacted by unfavorable changes in the market. The net loss of $11.8 million for the year ended December 31, 2001 was a $4.9 million decrease from the year ended December 31, 2000. The losses in both years are primarily due to three factors: 1) increased amortization of deferred acquisition costs on annuity products; 2) increased strain associated with the successful introduction of new products which credit the policyholder with a bonus upon receipt of the deposit; 3) changes in the market values of derivatives used to manage Wealth Management liabilities. Changes in estimated future gross profit assumptions used to amortize deferred acquisition costs result in cumulative adjustments that are included with current period amortization. The bonus credits on the new products are expensed as they are credited to the policyholders' account values. The changes in market values of derivative instruments are included in investment income. Following are additional details of the major factors affecting the Wealth Management segment's results for the year ended December 31, 2001 as compared to the same period in 2000.
o

Fee income for the year 2001 was lower than 2000 by approximately $24 million, primarily as a result of lower variable annuity account balances. Market depreciation and reduced net deposit activity have been key factors in the decline in the account balances. Variable annuity assets have decreased by approximately $2 billion since December 31, 2000. Since fees are determined based on the average net assets held in these accounts, fee income has decreased. Net deposits of annuity products decreased by $1.0 billion compared with 2000. The decrease in net deposits results primarily from decreased variable annuity sales. The successful introduction of new products during 2000 which significantly increased deposits into the variable accounts, particularly in the fourth quarter of 2000. Sales have not continued to be as strong during 2001 due to the unfavorable condition of the equity markets in general. The Company's results follow that of the variable annuity marketplace, which experienced a decrease in sales during 2001 as compared to 2000.

Deposits in the Futurity line of products represented $760 million of total annuity deposits for the year 2001; a decrease of $84 million as compared to 2000. The Company expects that sales of the Futurity product will increase in the future, based on management's beliefs (i) that market demand is growing for multi-manager variable annuity products, (ii) that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow and (iii) that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

Annuity surrenders decreased in 2001 by $269 million. The surrenders are primarily from older products which are no longer actively marketed and the decrease is mainly due to the decline in market values of the variable annuity assets.

o

Net investment income and realized gains for the Wealth Management segment decreased by $7.5 million for the year ended December 31, 2001 as compared to 2000. The new GIC products that were introduced during the second quarter of 2000 generated an increase of $22 million of net investment income and net realized gains during 2001 as compared to $11 million of losses in 2000. Offsetting the increase from the new GIC products is a reduction in net investment income, reflecting the Company's 1997 decision to no longer market group pension and GIC products in the U.S., which caused an overall reduction in the block of in-force business of U.S. issued GIC's.

Wealth Management's net investment income has also been reduced by the unrealized losses of the various derivative instruments which the Company uses as part of its asset-liability management programs. The investment portfolio experienced unrealized gains on fixed bonds due to lower interest rates at December 31, 2001; however, the majority of the derivative instruments swapped fixed for floating rates and reflected unrealized losses. The swap spreads decreased more than the bond spreads increased, thereby reducing investment income. Total net losses on derivatives reduced Wealth Management pretax net income by $90 million for the year ended December 31, 2001 as compared to a total reduction of $61 million in 2000. Despite significant losses on derivatives associated with the new GIC's, the Company's exposure is limited due to the structure of payment terms at maturity. The contract liabilities are carried at account value and are included with policyholder liabilities.

o

Policyholder benefits decreased by approximately $32 million for the year ended December 31, 2001 as compared to 2000. As U.S. issued GICs matured and were surrendered, related reserves decreased by $8 million and interest credited on deposits also declined by $20 million despite the $18 million increase on interest credited to policyholders of the new GIC contracts. Also contributing to the decrease in policyholder benefits were lower bonus payments credited to policyholder accounts. The new annuity products credit the policyholder's account with a bonus payment upon receipt of the deposit; the expense is included in annuity payments. As a result of the reduced sales of the annuity products, bonus payments of $25 million for the year 2001 were a $19 million decrease from the $44 million of bonus payments made during the year 2000. Partially offsetting these decreases in policyowner benefits were increases in death benefits paid over policyholder account balances.

o

Underwriting, acquisition and other operating expenses decreased by $12 million for the year ended December 31, 2001 as compared to the same period in 2000, reflecting the decreased volumes of both new business and in-force business.

o

Amortization of deferred policy acquisition costs ("DAC") decreased by $2 million for the year ended December 31, 2001 as compared to the same period in 2000. Both years experienced significant cumulative adjustments to amortization as a result of unfavorable changes in estimated future gross profit assumptions used to calculate amortization of DAC.

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

Earnings from the Individual Protection segment increased by $3.6 million, from a net loss of $0.2 million for the year ended December 31, 2000 to net income of $3.4 million, due primarily to increases in cost of insurance charges and front-end loads. During 2000, the Company received $850 million of deposits to its new privately placed COLI variable life products. This resulted in increased fee income of $17 million that was offset by increased acquisition costs associated with the sale. During the year ended December 31, 2001, the Company received deposits of $380 million.

Group Protection Segment

The Group Protection segment focuses on providing life and disability insurance to small and medium sized employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income from the Group Protection segment increased by $1.4 million for the year ended December 31, 2001 as compared to 2000 due to increased premiums. Rate increases on renewals and new business, together with increased volume in the life products and persistency in the in-force block of life business, resulted in increased premiums. Claims were comparable to 2000.

Corporate Segment

The Corporate segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The Corporate segment had a net loss of $12.1 million for the year ended December 31, 2001 as compared to net income of $8.4 million for the year 2000. This $20.5 million decrease reflects an income tax benefit realized in 2000 related to issues in tax years which had been examined by the Internal Revenue Service. During 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy. A $29 million unfavorable change in the fair value of these options, included in investment income, was partially offset by increases in net realized gains.

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

Wealth Management Segment

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired and on the marketing of guaranteed investment contracts (''GICs'') to unrelated third parties in overseas markets. In the U.S. it primarily markets to upscale consumers, selling individual and group fixed and variable annuities. Its major product lines, ''Regatta'' and ''Futurity,'' are combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., a subsidiary of the Company.

The Company sells its annuity products via two affiliated wholesale distribution organizations, Massachusetts Financial Distributors (Regatta products) and Sun Life of Canada (U.S.) Distributors, Inc., a subsidiary of the Company (Futurity products). The annuity products are then distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents and financial advisers.

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
o

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

Total new deposits of fixed and variable annuities increased by $1.3 billion to $4.0 billion for the year ended December 31, 2000. Deposits in the Futurity line of products represented $844 million of total annuity deposits for the year 2000; an increase of $503 million as compared to 1999. The Company expects that sales of the Futurity product will continue to increase in the future, based on management's beliefs (i) that market demand is growing for multi-manager variable annuity products, (ii) that the productivity of Futurity's wholesale distribution network, established in 1998, will continue to grow; and (iii) that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

o

Net investment income and realized gains for the Wealth Management segment decreased by $96 million for the year ended December 31, 2000 as compared to 1999. The main driver of the decrease in net investment income is the change in the value of the various derivative instruments that the Company uses as part of its asset-liability management programs. Net investment income from derivatives decreased by approximately $67 million for the year ended December 31, 2000, as compared to increasing earnings by approximately $18 million for the year ended December 31, 1999. In addition, there has been a shift in demand from general account annuity products to variable account annuity products. As a consequence, there has been a decline in average general account invested assets and, in turn, net investment income has declined. Net investment income reflects only income earned on invested assets of the general account. The decline in average general account assets also reflects the Company's 1997 decision to no longer market group pension and GIC products in the U.S. As a consequence, the block of in-force business declines as U.S. issued GICs mature and are surrendered. The introduction of GIC products marketed to unrelated third parties in overseas markets, generated $551 million of new deposits for the year ended December 31 2000. The Company expects the new GIC products to result in an increase in general account assets in the future as additional deposits are received. In addition to the decline in assets,

o

Policyholder benefits (the major elements of which are interest credited to contractholder deposits and annuity benefits) increased by approximately $16.5 million for the year ended December 31, 2000, as compared to 1999. The surrenders of maturing GIC contracts on which the Company earns a positive spread are being partially replaced by sales of annuities under the Company's Dollar Cost Averaging ("DCA") programs. Under these programs, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the policy year. In addition, the bonus payments credited to policyholder deposits upon receipt under the new products noted above totaled over $44 million during the year 2000 and are included in annuity payments. Another contributing factor to the increase in policyholder benefits is the increase in interest credited to contractholders on sales of the new GIC products. The interest credited on these new contracts was $11.1 million.

o

Underwriting, acquisition and other operating expenses increased by $30.5 million in the year ended December 31, 2000 as compared to the same period in 1999, reflecting the increased volumes of both new business and in-force business.

o

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

Corporate Segment

Earnings on the Corporate segment increased $28.5 million from a $20.1 million loss in 1999 to net income of $8.4 million in 2000. This reflects an income tax benefit related to issues in tax years that have been examined by the Internal Revenue Service.

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

The following table summarizes significant changes in asset balances during the year 2001. The changes are discussed below.
Assets ($ in millions)
			% Change
	December 31, 2001	December 31, 2000	2001/2000

General account assets	$ 6,077	$ 6,184	(1.7%)
Separate account assets	16,233	17,874	(9.2%)

Total assets	$ 22,310	$ 24,058	(7.3%)

General account assets decreased by 1.7% in 2001 and variable separate account assets decreased by 9.2%. The significant decline in variable separate account assets reflects the unfavorable market conditions that prevailed during all of 2001. Decreased net deposits into variable annuity product accounts combined with market depreciation of variable account assets have significantly reduced assets. Reduced net deposits into fixed annuity products combined with declining asset balances related to U.S. issued GIC products contributed to the decline in general account assets. The introduction of the new GIC products marketed overseas partially offset the decrease in general account assets by adding $459 million of assets during the year 2001 and $560 million during 2000.

The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash, invested assets, and deferred policy acquisition costs, which represented essentially all of general account assets at December 31, 2001. Major types of invested asset holdings included fixed maturity securities, short-term investments, mortgages, real estate and other invested assets. The Company's fixed maturity securities, totaling $3,739.3 million, comprised 75.5% of the Company's portfolio of invested assets at December 31, 2000, and included both public and private issues as well as $600 million of subordinated debentures from the Company's parent. It is the Company's policy to acquire only investment-grade securities in the general account. As a result, the overall quality of the fixed maturity portfolio is high. At December 31, 2001, only 4.3% of the fixed maturity portfolio was rated below-investment-grade. Short-term investments of $103.3 million represented 2.1% of the total portfolio. The Company's mortgage holdings amounted to $915.7 million at December 31, 2001 representing 18.5% of the total portfolio. All but one of the Company's mortgage holdings at December 31, 2001 were in good standing. The one restructured mortgage carried at $13 million is current on all principal and interest payments. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At December 31, 2001, investment real estate amounted to $83.5 million, representing about 1.7% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Other invested assets amounted to $66.8 million, representing about 1.3% of the portfolio. These holdings comprised mainly leveraged lease investments and limited partnerships. Policy loans represent the remaining 0.9% of invested assets.

Liabilities

As with assets, the variable separate account liabilities and general account liabilities have been decreasing during 2001 due to the unfavorable market conditions. Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds. The Company would expect the general account liabilities to decline more than separate account liabilities because it believes that in the future, net deposits to variable products will exceed net deposits for the fixed contracts associated with these liabilities. During 2001, however, the introduction of the new GIC products marketed overseas increased general account liabilities by $459 million (for a total of approximately $1 billion from inception to date) offsetting the decreases in fixed annuity products and U.S. issued GICs.

Capital Markets Risk Management

See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in this Annual Report on Form 10-K for a discussion of the Company's capital markets risk management.

Capital resources

Capital adequacy

The National Association of Insurance Commissioners (''NAIC'') adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital (''RBC'') formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to assets, insurance, interest rates, and business risks. According to the RBC calculation, the Company's capital was in excess of its required capital at December 31, 2001 and 2000.

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

Contractual Obligations and Commercial Commitments

The Company's cash contractual obligations are as follows (in 000's):

	Total	Less Than1 Year	1-3 Years	4-5 Years	After 5 Years
Surplus notes	$ 565,000	$ -	$ -	$ -	$ 565,000
Partnership Capital Securities	600,010	-	-	-	600,010
Operating Leases	2,414	1,924	490	-	-

The Company has syndicated two lines of credit each in the amount of $250 million. There are 14 banks in the syndicate of lenders, which is led by Chase Manhattan Bank, New York. The banks have committed to lend funds upon request by the Company at prevailing rates determined in accordance with the line of credit agreements. One line of credit terminates October 2002, the other in October 2003. As of December 31, 2001, no amounts have been borrowed.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $39,800,000 and $45,119,000 at December 31, 2001 and 2000, respectively.

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

Purchase and Sale of subsidiaries

On March 12, 2001, the Company purchased all of the outstanding shares of Vision Financial Corporation ("Vision") for approximately $5 million. Vision is a third party administrator incorporated in New Hampshire that provides insurance services throughout the United States.

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

In October 2001, Sun Life of Canada (U.S.) Holdings, Inc. transferred its ownership in the Company's surplus notes totaling $565,000,000 to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company, at book value.

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

Types of market risks

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's practice, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands. The Company does hold real estate and equity options in its portfolios. (At December 31, 2001, investment real estate holdings represented approximately 1.7% of the Company's total general account investment portfolio.) The management of interest rate risk exposure is discussed below.

Interest rate risk management

The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's practice is to limit MBS holdings to less than 10% of total portfolio assets. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches. As a result of the 2000 securitization transaction discussed in Note 3 of the consolidated financial statements included in Item 8 of this Form 10-K, the Company retained a Class B subordinated interest certificate as well as a Class I interest only certificate.

Changes in the level of domestic interest rates affect the market value of fixed interest assets and liabilities. Segments whose liabilities mainly arise from the sale of products containing interest rate guarantees for certain terms are sensitive to changes in interest rates. In these segments, the Company uses ''immunization'' strategies, which are specifically designed to minimize the loss from wide fluctuations in interest rates. The Company supports these strategies using analytical and modeling software acquired from outside vendors.

Significant features of the Company's immunization models include:
o	an economic or market value basis for both assets and liabilities;
o	an option pricing methodology;
o	the use of effective duration and convexity to measure interest rate sensitivity; and
o	the use of key rate durations to estimate interest rate exposure at different parts of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

The Company's Interest Rate Risk Committee meets monthly. After reviewing duration analyses, market conditions and forecasts, the Committee develops specific asset management strategies for the interest-sensitive portfolios. These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between the liabilities and related assets of particular segments. The Company manages these mismatches to a tolerance range of plus or minus 1.0.

Asset strategies may include the use of Treasury futures or interest rate swaps to adjust the duration profiles for particular portfolios. All derivative transactions are conducted under written operating guidelines and are marked to market. Total positions and exposures are reported to the Board of Directors on a quarterly basis. The counterparties to hedging transactions are major highly rated financial institutions, with respect to which the risk of the Company's incurring losses related to credit exposures is considered remote.

Liabilities categorized as financial instruments and held in the Company's general account at December 31, 2001 had a fair value of $4,347.0 million. Fixed income investments supporting those liabilities had a fair value of $5,020.2 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2001. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $206.2 million (for an adjusted total of approximately $4,553 million) and the corresponding assets would show a net increase of $172.5 million (for an adjusted total of approximately $5,193 million).

By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 2000 had a fair value of $4,368.9 million. Fixed income investments supporting those liabilities had a fair value of $5,084.2 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2000. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $133.0 million (for an adjusted total of approximately $4,235 million) and the corresponding assets would show a net decrease of $180.0 million (for an adjusted total of approximately $4,904 million).

The Company produced these estimates using computer models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models' estimates of duration and market values may not reflect what actually would occur. The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results. The Company believes that this limitation is one of conservatism; that is, it will tend to cause the models to produce estimates that are generally worse than one might actually expect, all other things being equal.

Based on its processes for analyzing and managing interest rate risk, the Company's management believes its exposure to interest rate changes will not materially affect its near-term financial position, results of operations, or cash flows.

Equity and foreign currency exchange risk

The Company's new GIC products introduced exposure to equity and foreign currency exchange risk. This is in addition to the traditional interest rate risk discussed previously. All of this exposure has been hedged through interest rate, currency, and equity swaps. The terms of each GIC such as interest rate, interest payment dates, maturity and redemption dates, and currency denomination are identical to the terms of the swaps. The GIC (liability) is swapped back to a US dollar fixed liability through the requisite derivative contracts. All foreign currency is swapped back to fixed US dollars, all floating rate payments are swapped to fixed rate payments, and any equity returns that the Company is required to pay (receive) on the GIC are received from (paid to) the swap. These interest rate, equity linked and currency exchange swaps effectively hedge the Company's exposure to interest, equity and foreign currency risks.

During 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy. At December 31, 2001, the fair value of the options was $81.0 million. The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options at December 31, 2001 by $28.0 million. A negative shift in the market of 10% would increase the market value by $40.0 million at December 31, 2001.

Item 8. Financial Statements and Supplementary Data

Financial statements in the form required by Regulation S-X, are set forth below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999

Revenues
Premiums and annuity considerations	$ 41	$ 45	$ 45
Net investment income	282	288	365
Net realized investment gains (losses)	24	(20)	2
Fee and other income	284	298	218

Total revenues	631	611	630

Benefits and expenses
Policyowner benefits	309	338	335
Other operating expenses	152	165	101
Amortization of deferred policy acquisition costs	121	124	68

Total benefits and expenses	582	627	504

Income (loss) from operations	49	(16)	126

Interest expense	94	45	43

Income (loss) before income tax expense and discontinued
operations	(45)	(61)	83

Income tax expense (benefit):
Federal	(26)	(62)	29
State	(1)	(2)	-

Income tax expense (benefit)	(27)	(64)	29

Net income (loss) from continuing operations before
cumulative effect of change in accounting principle	(18)	3	54

Cumulative effect of change in accounting principle, net of tax	5	-	-

Net income (loss) from continuing operations	(13)	3	54

Net loss on disposal of subsidiaries, after tax	-	-	(12)

Discontinued operations	-	-	1

Net income (loss)	$ (13)	$ 3	$ 43

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in millions except share data)

December 31, 2001 and 2000
ASSETS	2001	2000
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $2,040 and $2,455 in 2001 and 2000, respectively)	$ 2,098	$ 2,501
Trading fixed maturities at fair value (amortized cost of $1,020 and $636 in 2001 and 2000, respectively)	1,041	648
Subordinated note from affiliate held-to-maturity (fair value of $620 and $546 in 2001 and 2000, respectively)	600	600
Short-term investments	103	112
Mortgage loans	915	846
Real estate	84	78
Policy loans	43	42
Other invested assets	67	75
Total investments	4,951	4,902

Cash and cash equivalents	180	390
Accrued investment income	64	65
Deferred policy acquisition costs	766	762
Outstanding premiums	4	3
Other assets	112	62
Separate account assets	16,233	17,874

Total assets	$ 22,310	$ 24,058

LIABILITIES

Future contract and policy benefits	$ 691	$ 715
Contractholder deposit funds and other policy liabilities	3,146	3,313
Unearned revenue	12	5
Accrued expenses and taxes	116	53
Deferred federal income taxes	99	41
Long-term debt payable to affiliates	565	565
Partnership Capital Securities	608	608
Other liabilities	108	123
Separate account liabilities	16,233	17,874

Total liabilities	21,578	23,297

Commitments and contingencies - Note 15

STOCKHOLDER'S EQUITY

Common stock, $1,000 par value - 10,000 shares authorized; 6,437 shares issued and outstanding in 2001 and 2000	$ 6	$ 6
Additional paid-in capital	265	265
Accumulated other comprehensive income	38	39
Retained earnings	423	451

Total stockholder's equity	732	761

Total liabilities and stockholder's equity	$ 22,310	$ 24,058

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

For the years ended December 31, 2001, 2000, and 1999

	2001	2000	1999

Net income	$ (13)	$ 3	$ 43
Other comprehensive income
Net change in unrealized holding gains (losses) on
available-for-sale securities, net of tax	(1)	31	(69)
Other comprehensive income	(1)	31	(69)

Comprehensive income	$ (14)	$ 34	$ (26)

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in millions)

For the years ended December 31, 2001, 2000, and 1999

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 1998	$ 6	$ 199	$ 77	$ 495	$ 777

Comprehensive income:
Net income				43	43
Dividends declared				(80)	(80)
Other comprehensive income
(loss)			(69)		(69)

Balance at December 31, 1999	6	199	8	458	671

Comprehensive income:
Net income				3	3
Dividends declared				(10)	(10)
Additional paid in capital		66			66
Other comprehensive income			31		31

Balance at December 31, 2000	6	265	39	451	761

Comprehensive income:
Net income (loss)				(13)	(13)
Dividends declared				(15)	(15)
Other comprehensive income
(loss)			(1)		(1)

Balance at December 31, 2001	$ 6	$ 265	$ 38	$ 423	$ 732

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash Flows From Operating Activities:
Net income (loss) from continuing operations	$ (13)	$ 3	$ 54
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount and premiums	3	(1)	(1)
Depreciation and amortization	2	3	4
Net realized (gains) losses on investments	(24)	20	(2)
Net unrealized gains on trading fixed maturities	(9)	(13)	-
Interest credited to contractholder deposits	176	196	216
Deferred federal income taxes	56	(53)	15
Cumulative effect of change in accounting principle, net of tax	(5)	-	-
Cash dividends from subsidiaries	-	-	19
Changes in assets and liabilities:
Deferred acquisition costs	(17)	(83)	(88)
Accrued investment income	2	(6)	11
Other assets	(46)	15	(75)
Future contract and policy benefits	(23)	(15)	(8)
Other, net	55	39	72
Net cash provided by operating activities	157	105	217

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	1,251	1,002	1,241
Trading fixed maturities	379	187	-
Subsidiaries	-	-	57
Other invested assets	4	-	-
Mortgage loans	112	209	386
Real estate	10	36	3
Purchases of:
Available-for-sale fixed maturities	(823)	(738)	(615)
Trading fixed maturities	(751)	(821)	-
Subsidiaries	(5)	-	-
Other invested assets	(1)	(2)	(7)
Mortgage loans	(185)	(122)	(345)
Real estate	(16)	(15)	(2)
Changes in other investing activities, net	1	3	3
Net change in policy loans	-	(1)	2
Net change in short-term investments	9	34	156

Net cash provided by (used in) investing activities	(15)	(228)	879

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	1,557	1,962	1,537
Withdrawals from contractholder deposit funds	(1,894)	(1,988)	(2,268)
Dividends paid to stockholder	(15)	(10)	(80)
Net cash used in financing activities	(352)	(36)	(811)

Net change in cash and cash equivalents	(210)	(160)	285

Cash and cash equivalents, beginning of year	390	550	265

Cash and cash equivalents, end of year	$ 180	$ 390	$ 550

Supplemental Cash Flow Information
Interest paid	$ 94	$ 43	$ 43
Income taxes paid	11	64	6

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

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") was incorporated in 1970 as a life insurance company domiciled in the state of Delaware. As of December 31, 2000, the Company was licensed in 48 states and certain other territories. Effective January 31, 2001, the Company became authorized to do business in 49 states. In addition, the Company's wholly-owned insurance subsidiary, Sun Life Insurance and Annuity Company of New York, is licensed in New York. The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts, group life and disability insurance, insurance third party administration, and other asset management services.

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc., which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada. Sun Life Assurance Company of Canada is a life insurance company domiciled in Canada that reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc., is now the ultimate parent of Sun Life Assurance Company of Canada and the Company.

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies.

The consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2001, the Company owned all of the outstanding shares of Sun Life Insurance and Annuity Company of New York, Sun Life of Canada (U.S.) Distributors, Inc., Sun Life Financial Services Limited, Sun Benefit Services Company, Inc., Sun Capital Advisers, Inc., Sun Life of Canada (U.S.) SPE 97-I, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Vision Financial Corporation and Clarendon Insurance Agency, Inc. The results are also consolidated with Sun Life of Canada Funding, LLC, which is owned by a trust sponsored by the Company and Sun Life of Canada (U.S.) Limited Partnership I, for which Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner.

Sun Life Insurance and Annuity Company of New York is engaged in the sale of individual fixed and variable annuity contracts and group life, disability insurance and stop loss contracts in its state of domicile, New York. Sun Life of Canada (U.S.) Distributors, Inc. is a registered investment adviser and broker-dealer. Sun Life Financial Services Limited serves as the marketing administrator for the distribution of the offshore products of Sun Life Assurance Company of Canada, an affiliate. Sun Capital Advisers, Inc. is a registered investment adviser. Sun Life of Canada (U.S.) SPE 97-I, Inc. was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I. Clarendon Insurance Agency, Inc. is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. As of December 31, 2001, Sun Benefit Services Company, Inc. was inactive. Sun Life of Canada Funding, LLC was organized for the purpose of engaging in activities incidental to establishing the new guaranteed investment products of the Company. Sun Life of Canada (U.S.) Limited Partnership I was established to purchase subordinated debentures issued by the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., and to issue Partnership Capital Securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

On March 12, 2001, the Company purchased Vision Financial Corporation for approximately $5.0 million and acquired approximately $1.6 million of goodwill. Vision Financial Corporation, based in Keene, N.H., is a third-party administrator that specializes in the administration of insurance products sold at the worksite. The Company has recorded the acquisition using the purchase method of accounting. The results of operations of Vision Financial Corporation for the years ended December 31, 2001 and 2000 were not material to the consolidated financial statements.

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

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2001 presentation.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

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

The Company's accounting policy for impairment requires recognition of an other than temporary impairment write-down on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for additional impairment, if necessary.

Mortgage loans are stated at unpaid principal balances, net of provisions for estimated losses. Mortgage loans acquired at a premium or discount are carried at amortized values net of provisions for estimated losses. Mortgage loans, which include primarily commercial first mortgages, are diversified by property type and geographic area throughout the United States. Mortgage loans are collateralized by the related properties and generally are no more than 70% of the properties' value at the time that the original loan is made.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions, underwriting and other costs, which vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, and universal and variable life products are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges and direct variable administrative expenses. This amortization is reviewed quarterly and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments.

Deferred acquisition costs for each product are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although realization of deferred policy acquisition costs is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced.

OTHER ASSETS

Property, equipment, leasehold improvements and capitalized software costs that are included in other assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 10 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements. Also included in other assets are assets pledged as collateral for open derivative contracts (See "Derivatives" section of Note 3 of the consolidated financial statements.) Reinsurance receivables from reinsurance ceded are also included in other assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

POLICY LIABILITIES AND ACCRUALS

Future policy benefits are liabilities for traditional life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon the Company's experience and industry standards.

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

Other than deferred policy acquisition costs, benefits and expenses related to traditional life, annuity, and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and spread income recognition over expected policy lives. For universal life-type and investment-type contracts, benefits include interest credited to policyholders' accounts and death benefits in excess of account values, which are recognized as incurred.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

The Company applied SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. As a result, the Company recorded as a change in accounting principle in the accompanying consolidated statements of income, a cumulative transition adjustment of $5.2 million, net of tax, that increased earnings relating to embedded derivatives. Prior to the adoption of SFAS No. 133, the Company had been recognizing changes in fair value of derivatives in earnings; however, embedded derivatives in insurance contracts had not been accounted for separately.

During 2001, the Company adopted the requirements of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance and Documentation Issues". The adoption of SAB No. 102 had no material effect on the Company's financial position or results of operations.

In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other than temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. The Company adopted EITF No. 99-20 in June 2001; it had no material impact on the Company's financial condition or results of operations.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

In September 2001, the EITF discussed Issue No. 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" which gives accounting guidance and recommended disclosures. Following this guidance, the Company has reviewed its insurance contracts to quantify potential losses, if any, as a result of the tragedy and has determined that there were no material claims exposure to the Company. The national tragedy of September 11, 2001 has also had an adverse impact on the airline, hotel and hospitality businesses. Although the Company has investments associated with these industries, it has determined that there are no current recoverability issues. The Company will continue to monitor these investments to determine if any adjustments for other-than-temporary declines due to the decrease in market value are necessary.

The FASB is currently deliberating the issuance of an interpretation of SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to provide additional guidance to assist companies in identifying and accounting for special purpose entities ("SPEs") including when SPEs should be consolidated by the investor. The interpretation would introduce a concept that consolidation would be required by the primary beneficiary of the activities of an SPE unless the SPE can meet certain substantive independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the accounting treatment of these entities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

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

On January 14, 2000, the Company purchased two separate $100,000,000 notes from MFS, one with an interest rate of 8.60% due August 11, 2004, and the other with an interest rate of 7.93% due August 11, 2003. On November 1, 2000, MFS repaid the $100,000,000 note with an original maturity of August 11, 2003.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following proforma statements of income for the years ended December 31, 2000 and 1999 illustrate the Company's results of operations as if the acquisition of Sun Life of Canada (U.S.) Holdings General Partner, Inc. took place at the beginning of the year, respectively.

	Proforma	Proforma
	2000	1999

Revenues
Premiums and annuity considerations	$ 45	$ 45
Net investment income	339	420
Net realized investment gains (losses)	(20)	2
Fee and other income	298	218

Total revenues	662	685

Benefits and expenses
Policyowner benefits	338	335
Other operating expenses	165	101
Amortization of deferred policy acquisition costs	124	68

Total benefits and expenses	627	504

Income (loss) from operations	35	181

Interest expense	95	95

Income (loss) before income tax expense and discontinued
operations	(60)	86

Income tax expense (benefit):
Federal	(62)	30
State	(2)	-

Income tax expense (benefit)	(64)	30

Net income from continuing operations	4	56.0

Net loss on disposal of subsidiaries, after tax	-	(12.3)

Discontinued operations	-	1.0

Net income	$ 4	$ 44.7

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

During 2001, 2000, and 1999 the Company declared and paid dividends in the amount of $15,000,000, $10,000,000, and $80,000,000, respectively, to its parent, Sun Life of Canada (U.S.) Holdings, Inc.

The Company and its subsidiaries have management services agreements with Sun Life Assurance Company of Canada which provide that Sun Life Assurance Company of Canada will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $40,290,000 in 2001, $31,857,000 in 2000, and $30,745,000 in 1999.

The Company leases office space to Sun Life Assurance Company of Canada under lease agreements with terms expiring in September, 2005 and options to extend the terms for each of twelve successive five year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases amounted to approximately $8,773,000, $7,976,000, and $6,943,000 in 2001, 2000 and 1999, respectively.

As more fully described in Note 7, the Company has been involved in several reinsurance transactions with Sun Life Assurance Company of Canada.

The Company has accrued $4,259,000 for unpaid interest on surplus notes held by an affiliate at December 31, 2001 and 2000, respectively. The Company expensed $43,266,000 for interest on these surplus notes for the years ended December 31, 2001, 2000 and 1999, respectively.

On December 21, 2000, the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., transferred its $350,000,000 Sun Life Assurance Company of Canada subordinated note to Sun Canada Financial Co., an affiliate, in the form of additional capitalization. On the same day, Sun Canada Financial Co. transferred its ownership in the Company's surplus notes totaling $315,000,000 to Sun Life of Canada (U.S.) Holdings, Inc. in the form of a dividend. As a result, the Company had $565,000,000 of surplus notes issued to its parent, Sun Life of Canada (U.S.) Holdings Inc., as of December 31, 2000. In October 2001, Sun Life of Canada (U.S.) Holdings, Inc transferred its ownership in the Company's surplus notes totaling $565,000,000 to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company, at book value.

The following table lists the details of the surplus notes outstanding (in 000's) owned by Sun Life Financial (U.S.) Finance, Inc.:
Principal	Maturity	Rate

$ 150,000	12/15/07	6.625%
150,000	12/15/15	7.250%
7,500	12/15/15	6.125%
7,500	12/15/07	5.750%
250,000	11/06/27	8.625%
$ 565,000

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

3. INVESTMENTS

FIXED MATURITIES

The amortized cost and fair value of fixed maturities were as follows (in 000's):

	December 31, 2001
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale fixed maturities:
United States treasury securities, U.S. Government and
agency securities	$ 111,804	$ 5,905	$ (1,113)	$ 116,596
States, provinces and political subdivisions	4,794	239	-	5,033
Mortgage-backed securities	149,138	3,735	(2,290)	150,583
Public utilities	340,386	20,167	(4,141)	356,412
Transportation	219,793	7,486	(15,348)	211,931
Finance	263,273	7,180	(2,144)	268,309
Corporate	950,496	53,665	(15,238)	988,923

Total available-for-sale fixed maturities	$ 2,039,684	$ 98,377	$ (40,274)	$ 2,097,787

Trading fixed maturities:
States, provinces and political subdivisions	$ 2,750	$ 364	$ -	$ 3,113
Mortgage-backed securities	47,067	983	(12)	48,038
Public utilities	154,402	5,381	(2,547)	157,236
Transportation	107,660	4,110	(2,790)	108,980
Finance	219,314	10,765	(1,370)	228,709
Corporate	488,980	15,704	(9,270)	495,413

Total trading fixed maturities	$ 1,020,173	$ 37,307	$ (15,989)	$ 1,041,489

Held-to-maturity fixed maturities:
Sun Life of Canada (U.S.) Holdings, Inc.,
8.526% subordinated debt, due 2027	$ 600,000	$ 19,656	$ -	$ 619,656

Total held-to-maturity fixed maturities	$ 600,000	$ 19,656	$ -	$ 619,656

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (CONTINUED)
	December 31, 2000
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale fixed maturities:
United States treasury securities, U.S. Government and
agency securities	$ 183,733	$ 8,286	$ (68)	$ 191,951
States, provinces and political subdivisions	22,515	653	-	23,168
Mortgage-backed securities	123,113	2,132	(317)	124,928
Public utilities	286,744	12,805	(5,914)	293,635
Transportation	245,675	13,406	(3,821)	255,260
Finance	299,440	8,141	(5,761)	301,820
Corporate	1,293,302	52,597	(35,271)	1,310,628

Total available-for-sale fixed maturities	$ 2,454,522	$ 98,020	$ (51,152)	$2,501,390

Trading fixed maturities:
United States treasury securities, U.S. Government and
agency securities	$ 500	$ 1	$ -	$ 501
Mortgage-backed securities	18,281	556	(156)	18,681
Public utilities	30,918	1,293	(243)	31,968
Transportation	97,900	3,218	(266)	100,852
Finance	159,250	5,470	(348)	164,372
Corporate	328,662	9,116	(5,975)	331,803

Total trading fixed maturities	$ 635,511	$ 19,654	$ (6,988)	$ 648,177

Held-to-maturity fixed maturities:
Sun Life of Canada (U.S.) Holdings, Inc.,
8.526% subordinated debt, due 2027	$ 600,000	$ -	$ (53,888)	$ 546,112

Total held-to-maturity fixed maturities	$ 600,000	$ -	$ (53,888)	$ 546,112

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments are shown below (in 000's). Actual maturities may differ from contractual maturities on asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	December 31, 2001
	Amortized Cost	Estimated Fair Value

Maturities of available-for-sale fixed securities:
Due in one year or less	$ 248,948	$ 246,958
Due after one year through five years	537,953	551,789
Due after five years through ten years	437,668	462,069
Due after ten years	515,561	535,687
Subtotal - Maturities available-for-sale	$ 1,740,130	$ 1,796,503
Asset-backed securities	299,554	301,284
Total Available-for-sale	$ 2,039,684	$ 2,097,787

Maturities of trading fixed securities:
Due in one year or less	$ -	$ -
Due after one year through five years	324,617	330,534
Due after five years through ten years	412,623	425,677
Due after ten years	216,473	217,647
Subtotal - Maturities of trading	$ 953,713	$ 973,858
Asset-backed securities	66,460	67,631
Total Trading	$ 1,020,173	$ 1,041,489

Maturities of held-to-maturity fixed securities:
Due after ten years	$ 600,000	$ 619,656

Gross gains of $15,457,000, $9,056,000 and $12,496,000 and gross losses of $6,966,000, $24,018,000, and $7,646,000 were realized on the voluntary sale of fixed maturities for the years ended December 31, 2001, 2000, and 1999, respectively.

Fixed maturities with an amortized cost of approximately $3,173,000 and $2,991,000 at December 31, 2001 and 2000 respectively, were on deposit with Federal and State governmental authorities as required by law.

Bonds that have been pledged to collateralize open derivative contracts at December 31, 2001 are excluded from fixed maturities and are included with other assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (CONTINUED)

As of December 31, 2001 and 2000, 96% and 98%, respectively, of the Company's fixed maturities were investment grade. Investment grade securities are those that are rated "BBB" or better by nationally recognized rating agencies. During 2001 and 2000, the Company incurred realized losses totaling $5,500,000 and $14,956,000 for other than temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature. During 2001, $9,650,000 of the 2000 losses was recovered and is included in realized gains. Also in 2000, the Company stopped accruing income on its holdings of an issuer that declared bankruptcy. $417,000 and $243,000 of interest income on these holdings were not accrued during 2001 and 2000, respectively. All of the Company's securities were income producing during the year ended December 31, 1999.

MORTGAGE LOANS AND REAL ESTATE

The Company invests in commercial first mortgage loans and real estate throughout the United States. Investments are diversified by property type and geographic area. Mortgage loans are collateralized by the related properties and generally are no more than 70% of the properties' value at the time that the original loan is made. Real estate investments classified as held-for-sale have been obtained primarily through foreclosure. The carrying value of mortgage loans and real estate investments net of applicable reserves and accumulated depreciation on real estate were as follows (in 000's):
	December 31,
	2001	2000

Total mortgage loans	$ 915,730	$ 846,439

Real estate:
Held-for-sale	1,490	7,483
Held for production of income	82,055	70,239
Total real estate	$ 83,545	$ 77,722

Accumulated depreciation on real estate was $16,110,000 and $14,879,000 at December 31, 2001 and 2000, respectively.

The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, values are impaired or values are impaired but mortgages are performing, appropriate allowances for losses have been made. The Company has restructured mortgage loans, impaired mortgage loans and impaired but performing mortgage loans totaling $17,933,000 and $18,165,000 at December 31, 2001 and 2000, respectively, against which there are allowances for losses of $7,140,000 and $4,675,000, respectively. During 2001 and 2000, non-cash investing activities included real estate acquired through foreclosure of mortgage loans, which had fair values of $1,000,000 and $1,500,000, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (CONTINUED):

The investment valuation allowances, which have been deducted in arriving at investment carrying values as presented in the consolidated balance sheets, were as follows (in 000's):

	Balance at			Balance at
	January 1,	Additions	Subtractions	December 31,
2001
Mortgage loans	$ 4,675	$ 3,095	$ (630)	$ 7,140
Real estate	-	-	-	-

2000
Mortgage loans	$ 7,750	$ 3,837	$ (6,912)	$ 4,675
Real estate	1,723	-	(1,723)	-

Mortgage loans and real estate investments comprise the following property types and geographic regions (in 000's):
	December 31,
	2001	2000
Property Type:
Office building	$ 369,526	$ 328,976
Residential	39,254	47,805
Retail	389,972	379,326
Industrial/warehouse	190,672	153,580
Other	16,982	19,149
Valuation allowances	(7,140)	(4,675)
Total	$ 999,266	$ 924,161

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (CONTINUED):
	December 31,
	2001	2000
Geographic region:

Arizona	$ 21,221	$ 19,809
California	95,861	87,607
Colorado	8,245	8,636
Connecticut	37,208	38,401
Delaware	6,707	15,131
Florida	40,359	36,179
Georgia	71,037	46,895
Indiana	15,015	13,496
Kentucky	13,824	14,941
Louisiana	15,221	7,639
Maryland	19,730	20,849
Massachusetts	116,962	98,377
Michigan	44,549	45,948
Nevada	3,891	5,308
New Jersey	24,047	16,653
New York	88,812	69,529
North Carolina	14,889	11,009
Ohio	29,137	35,966
Oregon	8,131	6,439
Pennsylvania	122,275	132,615
Tennessee	15,345	12,889
Texas	29,071	22,380
Utah	18,179	11,171
Virginia	27,840	20,911
Washington	62,439	60,560
All other	56,411	69,498
Valuation allowances	(7,140)	(4,675)
Total	$ 999,266	$ 924,161

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (CONTINUED):

At December 31, 2001, scheduled mortgage loan maturities were as follows (000's):
2002	$ 50,312
2003	28,465
2004	47,272
2005	89,257
2006	56,351
Thereafter	644,073
Total	$ 915,730

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $39,800,000 and $45,119,000 at December 31, 2001 and 2000, respectively.

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

Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year ended December 31, 2000 were as follows:
	Class B	Class I
Prepayment speed	0	0
Weighted average life in years	7.25	4.54
Expected credit losses	0	0
Residual cash flows discount rate	7.798	8.844
Treasury rate interpolated for average life	4.97	4.96
Spread over treasuries	2.83%	3.88%
Duration in years	5.201	3.611

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (CONTINUED):

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions are as follows (in 000's):

	Commercial Mortgages
	Class B	Class I
Carrying amount of retained
interests	$ 15,636	$ 9,333
Fair value of retained interests	15,885	8,913
Weighted average life in years	9.419	3.900

Expected Credit Losses
Impact on fair value of .025% of adverse change	0	0
Impact on fair value of 20% of adverse change	0	0

Residual Cash flows Discount Rate
Impact on fair value of 10% of adverse change	15,328	8,682
Impact on fair value of 20% of adverse change	14,800	8,465

The total principal amount of the commercial mortgage loans was $173,655,000 at December 31, 2001, none of which were 60 days or more past due. There were no net credit losses incurred relating to the commercial mortgage loans at the date of the securitization and at December 31, 2001.

SECURITIES LENDING

The Company has a securities lending program operated on its behalf by the Company's primary custodian, Chase Manhattan of New York. The custodian has indemnified the Company against losses arising from this program. There were no securities out on loan at December 31, 2001 and 2000. As of December 31, 2001 and 2000, the Company had received no collateral for securities on loan. The income resulting from this program was $126,000, $48,000 and $37,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

LEVERAGED LEASES

The Company is a lessor in a leverage lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was originally leased for a term of 9.78 years. During 2001, the lease term was extended until 2010. The Company's equity investment represented 22.9% of the purchase price of the equipment. The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment and non-recourse to the Company. At the end of the lease term, the master lessee may exercise a fixed price purchase option to purchase the equipment. The Company's net investment in leveraged leases is composed of the following elements (in 000's):

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (CONTINUED):

	Year ended December 31,
	2001	2000
Lease contract receivable	$ 68,418	$ 57,623
Less: non-recourse debt	(36,096)	(57,607)
Net Receivable	32,322	16
Estimated value of leased assets	21,420	41,150
Less: unearned and deferred income	(18,231)	(6,718)
Investment in leveraged leases	35,511	34,448
Less: fees	(212)	(88)
Net investment in leveraged leases	$ 35,299	$ 34,360

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

The net increase (decrease) in net investment income related to swaps was ($23,493,000), $166,000, and ($2,513,000) for the years ended December 31, 2001, 2000 and 1999, respectively. The Company did not employ hedge accounting treatment in 2001, 2000 and 1999. As a result, the unrealized gains and losses were realized immediately in those years.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (CONTINUED):

The Company recognized gross realized gains on derivatives of $10,173,000, $3,924,000, and $4,735,000 in 2001, 2000, and 1999, respectively, as well as gross realized losses of $8,912,000, $1,156,000, and $1,789,000 during 2001, 2000, and 1999, respectively.

The Company's primary risks associated with these transactions are exposure to potential credit loss in the event of non-performance by counter-parties and market risk. The Company regularly assesses the strength of the counter-parties and generally enters into transactions with counter-parties rated "A" or better by nationally recognized ratings agencies. Management believes that the risk of incurring losses related to credit risk is remote. As of December 31, 2001 and 2000, the Company's derivatives had no significant concentration of credit risk.

The Company is required to pledge and receive collateral for open derivative contracts. The amount of collateral that is required is determined by agreed upon thresholds with the counterparties. The Company currently pledges cash and U.S. Treasury bonds to satisfy this collateral requirement. At December 31, 2001, $32,900,000 of fixed maturities was pledged as collateral and is included in other assets. No collateral was pledged at December 31, 2000.

OPTIONS

Options are legal contracts that give the contractholder the right to buy or sell a specific amount of the underlying interest at a strike price upon exercise of the option. The Company also utilizes options to hedge against stock market exposure inherent in the mortality and expense risk charges and guaranteed minimum death benefit features of the Company's variable annuities.

The Company's underlying notional or principal amounts associated with open derivatives positions were as follows (in 000's):

	Outstanding at December 31, 2001
	Notional
	Principal	Unrealized Gain
	Amounts	(Loss)

Interest rate swaps	$1,327,496
$        (73,495)

Currency swaps	697,557	(22,918)
Equity swaps	259,607	(34,008)
Equity index options	1,428,323	81,000

Total	$3,712,983	(49,421)
	Outstanding at December 31, 2000
	Notional Principal Amounts	Unrealized Gain (Loss)

Interest rate swaps	$1,308,496
$        (40,432)

Currency swaps	370,554	1,839
Equity swaps	162,576	(16,883)

Total	$1,841,626	$ (55,476)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (CONTINUED):

At December 31, 2001 and 2000, the unrealized gains (losses) on derivatives are included with other liabilities on the financial statements.

4. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains (losses) consisted of the following (in 000's):
	2001	2000	1999

Fixed maturities	$ 29,694	$ (14,962)	$ 4,846
Mortgage and other loans	(2,557)	2,057	1,981
Real estate	1,150	5,211	(742)
Derivative instruments	1,261	2,768	2,945
Short term investments	196	(22)	4
Write-down of fixed maturities	(6,050)	(14,956)	(6,689)
Total	$ 23,694	$ (19,904)	$ 2,345

5. NET INVESTMENT INCOME

Net investment income consisted of the following (in 000's):

	2001	2000	1999

Fixed maturities	$ 320,810	$ 265,608	$ 254,390
Equity securities	-	-	(33)
Mortgage and other loans	73,050	77,807	90,638
Real estate	5,961	8,868	6,829
Policy loans	2,967	3,047	3,172
Derivatives	(127,322)	(66,773)	17,671
Other	10,802	4,664	(1,416)
Gross investment income	286,268	293,221	371,251
Less: Investment expenses	3,706	5,510	6,273
Net investment income	$ 282,562	$ 287,711	$ 364,978

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

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

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 (in 000's):

	December 31, 2001		December 31, 2000
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 180,141	$ 180,141	$ 390,049	$ 390,049
Fixed maturities	3,739,277	3,739,277	3,749,567	3,695,679
Short-term investments	103,296	103,296	112,077	112,077
Mortgages	915,730	977,857	846,439	886,384
Derivatives	(49,421)	(49,421)	(55,476)	(55,476)
Policy loans	42,686	42,686	41,459	41,459
Other invested assets	66,771	66,771	74,551	74,551

Financial liabilities:
Guaranteed investment contracts	$ 1,320,278	$ 1,336,594	$ 1,002,865	$ 998,544
Contractholder deposit funds	1,603,391	1,591,474	2,129,758	2,090,197
Fixed annuity contracts	88,400	86,031	102,637	98,337
Interest sensitive life insurance	116,967	117,045	114,198	116,900
Long-term debt	565,000	596,218	565,000	510,962
Partnership Capital Securities	607,826	619,656	607,826	553,938

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

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

The Company had an agreement with an unrelated company that provided reinsurance of a small block of individual life insurance contracts on a modified coinsurance basis. This agreement was terminated on December 31, 2000.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

7. REINSURANCE (CONTINUED):

The Company has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of the group long-term disability contracts. Under this agreement, certain long-term disability benefits are reinsured on a yearly renewable term basis.

The effects of reinsurance were as follows (in 000's):
	For the Years Ended December 31,
	2001	2000	1999

Insurance premiums:
Direct	$ 43,980	$ 51,058	$ 54,662
Assumed	-	-	-
Ceded	2,971	6,255	9,595
Net premiums	$ 41,009	$ 44,803	$ 45,067

Insurance and other individual policy benefits and claims:
Direct	$ 314,750	$ 346,411	$ 342,284
Assumed	-	-	-
Ceded	5,063	8,077	7,433
Net policy benefits and claims	$ 309,687	$ 338,334	$ 334,851

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

8. RETIREMENT PLANS (CONTINUED):

The following table sets forth the change in the pension plan's projected benefit obligations and assets, as well as the plan's funded status at December 31, 2001, 2000, and 1999 (in 000's):

	Year ended December 31,
	2001	2000	1999
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 109,675	$ 99,520	$ 110,792

Service cost	5,968	5,242	5,632

Interest cost	8,698	7,399	6,952

Actuarial loss (gain)	20,089	579	(21,480)

Benefits paid	(3,825)	(3,065)	(2,376)
Projected benefit obligation at end of year	$ 140,605	$ 109,675	$ 99,520
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ 163,204	$ 158,271	$ 151,575
Actual return on plan assets	17,888	8,218	9,072
Benefits paid	(3,825)	(3,285)	(2,376)
Fair value of plan assets at end of year	$ 177,267	$ 163,204	$ 158,271

Funded status	$ 36,662	$ 53,529	$ 58,752
Unrecognized net actuarial loss	5,341	(12,620)	(20,071)
Unrecognized transition obligation	(18,766)	(20,561)	(22,617)
Unrecognized prior service cost	5,922	6,501	7,081
Prepaid benefit cost	$ 29,159	$ 26,849	$ 23,145

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

8. RETIREMENT PLANS (CONTINUED):

The following table sets forth the components of the net periodic pension cost for the years ended December 31, 2001, 2000, and 1999 (in 000's).

	Year Ended December 31,
	2001	2000	1999

Components of net periodic benefit cost:
Service cost	$ 5,968	$ 5,242	$ 5,632

Interest cost	8,698	7,399	6,952

Expected return on plan assets	(14,502)	(13,723)	(12,041)

Amortization of transition obligation asset	(2,093)	(2,056)	(2,056)

Amortization of prior service cost	580	580	580

Recognized net actuarial gain	(492)	(1,146)	(554)
Net periodic benefit cost	$ (1,841)	$ (3,704)	$ (1,487)
The Company's share of net periodic benefit cost	$ 1,006	$ 805	$ 736

The projected benefit obligations were based on calculations that utilize certain assumptions. The assumed weighted average discount rate was 7.0% for the year ended December 31, 2001. The assumed weighted average discount rate for 2000 and 1999 was 7.5%. The expected return on plan assets for 2001, 2000 and 1999 was 8.75% and the assumed rate of compensation increase for 2001, 2000 and 1999 was 4.50%.

The Company and certain subsidiaries also participate with Sun Life Assurance Company of Canada and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. Under the various plans the Company matches, up to specified amounts, employees' contributions to the plan. The Company's contributions were $462,000, $354,000 and $284,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

OTHER POST-RETIREMENT BENEFIT PLANS

In addition to pension benefits, the Company and certain subsidiaries provide certain health, dental, and life insurance benefits ("postretirement benefits") for retired employees and dependents. Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount. The following table sets forth the change in other postretirement benefit plans' obligations and assets, as well as the plans' funded status at December 31, 2001, 2000, and 1999 (in 000's).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

7. RETIREMENT PLANS (CONTINUED):
	Year Ended December 31,
	2001	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$ 17,085	$ 12,217	$ 10,419

Service cost	624	529	413

Interest cost	1,296	1,139	845

Actuarial loss	10,956	3,665	1,048

Benefits paid	(792)	(465)	(508)
Benefit obligation at end of year	$ 29,169	$ 17,085	$ 12,217

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ -	$ -	$ -
Employer contributions	792	465	508
Benefits paid	(792)	(465)	(508)
Fair value of plan assets at end of year	$ -	$ -	$ -

Funded Status	$ (29,169)	$ (17,085)	$ (12,217)
Unrecognized net actuarial loss	15,738	4,914	1,469
Unrecognized transition obligation	50	95	140
Prepaid (accrued) benefit cost	$ (13,381)	$ (12,076)	$ (10,608)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

8. RETIREMENT PLANS (CONTINUED):

The following table sets forth the components of the net periodic postretirement benefit costs for the years ended December 31, 2001, 2000, and 1999 (in 000's).

	2001	2000	1999

Components of net periodic benefit cost
Service cost	$ 624	$ 529	$ 413

Interest cost	1,296	1,139	845

Amortization of transition obligation(asset)	45	45	45

Recognized net actuarial loss (gain)	381	219	164
Net periodic benefit cost	$ 2,346	$ 1,932	$ 1,467

The Company's share of net periodic benefit cost	$ 256	$ 219	$ 185

In order to measure the postretirement benefit obligation at December 31, 2001 the Company assumed a 16.0% annual rate of increase in the per capita cost of covered health care benefits (5.5% for dental benefits). In addition, medical cost inflation is assumed to be 12% in 2002 and assumed to decrease gradually to 5.5% for 2013 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For example, increasing the health care cost trend rate assumptions by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2001 by $6.1 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2001 by $465,000. Conversely, decreasing assumed rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2001 by $5.0 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2001 by $369,000. The assumed weighted average discount rate used in determining the postretirement benefit obligation was 7.0% for 2001 and 7.5% for 2000 and 1999.

9. FEDERAL INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. as previously described in Note 1. Federal income taxes are calculated as if the Company was filing a separate federal income tax return. A summary of the components of federal income tax expense (benefit) in the consolidated statements of income for the years ended December 31, 2001, 2000 and 1999 was as follows (in 000's):

	2001	2000	1999
Federal income tax expense (benefit):
Current	$(81,820)	$(8,536)	$18,570
Deferred	58,498	(53,145)	10,210

Total	$(23,322)	$(61,681)	$28,780

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

9. FEDERAL INCOME TAXES (CONTINUED)

Federal income taxes attributable to the consolidated operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%. The Company's effective rate differs from the federal income tax rate as follows:

	2001	2000	1999

Expected federal income tax expense	$(13,435)	$(21,455)	$28,969
Low income housing credit	(6,138)	(5,805)	(6,348)
Additional tax provision	(4,200)	(35,897)	6,851
Other	451	1,476	(692)

Federal income tax expense	$(23,322)	$(61,681)	$28,780

The deferred income tax (asset) liability represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax (assets) and liabilities as of December 31, 2001 and 2000 were as follows (in 000's):
	2001	2000

Deferred tax assets:
Actuarial liabilities	$ 92,323	$ 177,709
Other	38,870	845
Total deferred tax assets	$ 131,193	$ 178,554

Deferred tax liabilities:
Deferred policy acquisition costs	(181,647)	(189,447)
Investments, net	(48,710)	(30,513)
Total deferred tax liabilities	$ (230,357)	$ (219,960)

Net deferred tax liabilities	$ (99,164)	$ (41,406)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

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

10. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses related to the group life and group disability products is summarized below (in 000's):
	2001	2000

Balance at January 1	$ 20,574	$ 17,755
Less reinsurance recoverables	(5,067)	(4,036)
Net balance at January 1	15,507	13,719
Incurred related to:
Current year	11,354	10,670
Prior years	(786)	(14)
Total incurred	10,568	10,656
Paid losses related to:
Current year	(5,446)	(5,473)
Prior years	(3,092)	(3,395)
Total paid	(8,538)	(8,868)

Net balance at December 31	23,615	20,574
Less reinsurance recoverables	(6,078)	(5,067)
Balance at December 31	$ 17,537	$ 15,507

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

11. DEFERRED POLICY ACQUISITION COSTS

The following illustrates the changes to the deferred policy acquisition costs (in 000's):

	2001	2000
Balance at January 1	$ 761,988	$ 686,278
Acquisition costs deferred	137,879	206,869
Amortized to expense during the year	(120,733)	(123,832)
Adjustment for unrealized investment gains (losses) during the year	(13,418)	(7,327)
Balance at December 31	$ 765,716	$ 761,988

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

12. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000's):

	Year ended December 31, 2001
			Pretax
	Total	Total	Income	Net Operating	Total
	Revenues	Expenditures	(Loss)	Income (Loss)	Assets

Wealth Management	$ 494,231	$ 527,615	$ (30,855)	$ (11,795)	$ 20,281,474
Individual Protection	32,345	28,383	3,962	3,443	1,685,589
Group Protection	19,407	15,930	3,477	2,641	38,105
Corporate	85,322	104,692	(21,899)	(12,170)	304,570
Total	$ 631,305	$ 676,620	$ (45,315)	$ (17,881)	$ 22,309,738

	Year ended December 31, 2000

Wealth Management	$ 533,517	$ 556,864	$ (23,347)	$ (6,911)	$ 22,094,736
Individual Protection	44,206	44,477	(271)	(176)	1,242,549
Group Protection	17,194	15,350	1,844	1,199	30,514
Corporate	15,552	55,025	(39,473)	8,419	689,869
Total	$ 610,469	$ 671,716	$ (61,247)	$ 2,531	$ 24,057,668

	Year ended December 31, 1999

Wealth Management	$ 563,836	$ 460,788	$ 103,048	$ 73,002	$ 20,911,529
Individual Protection	17,625	18,001	(376)	198	302,100
Group Protection	16,415	15,541	874	568	27,286
Corporate	31,996	52,731	(20,735)	(20,036)	243,998
Total	$ 629,872	$ 547,061	$ 82,811	$ 53,732	$ 21,484,913

13. REGULATORY FINANCIAL INFORMATION

The insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory surplus differs from shareholder's equity reported in accordance with GAAP for stock life insurance companies primarily because policy acquisition costs are expensed when incurred, reserves are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions and reflect a different method of adoption, and deferred income taxes are calculated differently. The statutory financials are not prepared on a consolidated basis.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

13. REGULATORY FINANCIAL INFORMATION (CONTINUED):

The Company's statutory surplus and net income (loss) are as follows (in 000's):

	Year ended December 31,
	2001	2000	1999

Statutory surplus and capital
$     769,520
		$ 940,335	$ 886,342
Statutory net (loss) income	$ (137,139)	$ (236)	$ 90,358

The Company prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Delaware. Effective January 1, 2001, the State of Delaware required that insurance companies domiciled in the State of Delaware prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001, subject to any deviations prescribed or permitted by the Insurance Commissioner of the State of Delaware.

Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001, are reported as changes in accounting principles in the statutory financial statements. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. As a result of these changes, the Company reported a change of accounting principle in its statutory financial statements, as an adjustment that increased unassigned funds (surplus), of $25,924,000 as of January 1, 2001. This adjustment is due to $25,454,000 of net deferred tax assets established as of January 1, 2001 offset by an increase of $470,000 in the valuation of the Company's obligation for postretirement benefits other than pensions ("PBOP") on a NAIC basis as of January 1, 2001.

14. DIVIDEND RESTRICTIONS

The Company and its insurance subsidiary's ability to pay dividends are subject to certain restrictions. Delaware and New York have enacted laws governing the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of the Company and Sun Life Insurance and Annuity Company of New York. Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that an insurer may pay in any twelve-month period, without prior approval of the Delaware Commissioner of Insurance, is limited to the greater of (i) 10% of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year (if such insurer is a life company), or its net income (not including realized capital gains) for the preceding calendar year (if such insurer is not a life company). Any dividends to be paid by an insurer, whether or not in excess of the aforementioned threshold, from a source other than statutory surplus, would also require the prior approval of the Delaware Commissioner of Insurance. Dividends in the amounts of $15,000,000, $10,000,000 and $80,000,000 were declared and paid by the Company to its parent, Sun Life of Canada (U.S.) Holdings, Inc. during 2001, 2000, and 1999, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

14. DIVIDEND RESTRICTIONS (CONTINUED)

On September 20, 2000, New York insurance law was amended to permit a domestic stock life insurance company to distribute a dividend to its shareholders, without notice to the Superintendent of Insurance of the State of New York, where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (1) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (2) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. Under the previous law, domestic stock life insurers were prohibited from distributing any dividends to shareholders unless the insurer filed a notice of its intention to declare a dividend and its amount with the Superintendent at least 30 days in advance of the proposed declaration, and such proposed distribution was not disapproved by the Superintendent. No dividends were paid during 2001. Dividends in the amount of $4,700,000 and $6,500,000 were declared and paid during 2000 and 1999, respectively, by the Sun Life Insurance and Annuity Company of New York to the Company. These dividends were approved by the Board of Directors and the State of New York Insurance Department.

15. COMMITMENTS AND CONTINGENCIES

REGULATORY AND INDUSTRY DEVELOPMENTS

Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by state guaranty funds, or voluntary payments by solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through reduction in future premium taxes in some states. The Company is not able to reasonably estimate the potential effect on it of any such future assessments. Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company and its subsidiaries pursuant to these laws may be used as credits for a portion of the associated premium taxes.

LITIGATION

The Company is not aware of any contingent liabilities arising from litigation, income taxes and other matters beyond the ordinary course of business that could have a material effect upon the financial condition of the Company.

LINES OF CREDIT

The Company has syndicated two lines of credit each in the amount of $250 million. There are 14 banks in the syndicate of lenders, which is led by Chase Bank, New York. The banks have committed to lend funds of up to $500 million when requested by the Company at prevailing rates determined in accordance with the line of credit agreements. One line of credit terminates October 2002, the other in October 2003. As of December 31, 2001, no amounts have been borrowed.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31, 2001, 2000 and 1999

LEASE COMMITMENTS

The Company leases various facilities and equipment under operating leases with terms of up to 25 years. As of December 31, 2001, minimum future lease payments under such leases are as follows (in 000's):

2002	$ 1,924
2003	294
2004	196
Total	$ 2,414

Total rental expense for the years ended December 31, 2001, 2000 and 1999 was $6,936,000, $5,002,000, and $4,656,000, respectively.

16. DISCONTINUED OPERATIONS

During 1999, the Company discontinued its individual disability segment and its banking and trust segment. These segments were composed of Massachusetts Casualty Insurance Company ("MCIC") and New London Trust, F.S.B. ("NLT"), which were both sold during 1999 to separate, unaffiliated parties. Net proceeds on the sale of MCIC were approximately $33,965,000 and the Company realized a net loss after taxes of $25,465,000. Net proceeds on the sale of NLT were approximately $30,000,000; the Company realized a net gain after taxes of $13,170,000. Immediately before the sale date of NLT, the Company received a $19 million dividend distribution from NLT.

There were no results from discontinued operations in 2001 and 2000. Income from discontinued operations for the year ended December 31, 1999 were as follows (in 000's):
1999
Revenue	$ 22,667
Expenses	21,430
Provision for income taxes	203
Income from discontinued operations	$ 1,034

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Sun Life Assurance Company of Canada (U.S.):

We have audited the accompanying consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholder's equity and of cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) and its subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

Deloitte & Touche LLP

Boston, Massachusetts

February 15, 2002

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000's):

		2001 Quarters
	March 31	June 30	September 30	December 31

Premiums and other revenue	71,894	80,664	84,785	87,777
Net investment income and net realized
gains (losses)	90,062	103,291	70,375	42,458
	161,956	183,955	155,160	130,235
Policyholder and other expenses	192,743	153,292	168,201	162,384
Income (loss) before taxes	(30,787)	30,663	(13,041)	(32,149)
Net income	(17,443)	23,056	(5,639)	(17,855)

		2000 Quarters
	March 31	June 30	September 30	December 31

Premiums and other revenue	82,994	85,732	78,956	94,981
Net investment income and net realized
gains (losses)	80,013	75,779	65,228	46,749
	163,007	161,511	144,184	141,730
Policyholder and other expenses	120,438	168,251	165,627	217,400
Income (loss) before taxes	42,569	(6,740)	(21,443)	(75,670)
Net income (loss)	27,670	(3,256)	(9,067)	(12,853)

Item 9. Changes in and disagreements with Accountants on Accounting and Financial

Disclosure.

No events have occurred which are required to be reported by Item 304 of Regulation S-K.

Item 10. Directors and Executive Officers of the Company

Our directors and executive officers are listed below, together with information as to their ages, dates of election, and principal business occupations during the last five years (if other than their present business occupations). Except as otherwise indicated, those directors and officers who are associated with Sun Life Assurance Company of Canada and/or its subsidiaries have been associated with Sun Life Assurance Company of Canada for more than five years either in the position shown or in other positions. The asterisks below denote the year that the indicated director was elected to our board of directors.

Donald A. Stewart, 55, Chairman and Director (1996*)

150 King Street West

Toronto, Ontario, Canada M5H 1J9

He is Chairman and Chief Executive Officer and a Director of Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada; Chairman and a Director of Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; and a Director of Sun Life of Canada (U.S.) Financial Services Holdings, Inc. and Massachusetts Financial Services Company.

C. James Prieur, 50, Vice Chairman and Director (1998*)

150 King Street West

Toronto, Ontario, Canada M5H 1J9

He is President and Chief Operating Officer of Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada. He formerly held the positions of Senior Vice President and General Manager for the United States and Vice President, Investments for the United States for Sun Life Assurance Company of Canada. He currently is Vice Chairman and a Director of Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; Director of Sun Capital Advisers, Inc.; Chairman of the Board and Executive Vice President and Trustee, Sun Capital Advisers Trust; President and a Director of Sun Life Financial (U.S.) Finance, Inc., Sun Life Financial (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Financial (Japan), Inc., and Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc.; and a Director of Sun Life of Canada (U.S.) Financial Services Holdings, Inc. and Massachusetts Financial Services Company; and President of Sun Life Financial (U.S.) Investments LLC.

James A. McNulty, III, 59, President and Director (1999*)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Executive Vice President, U.S. Operations for Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada; President and Director of Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; and Chairman and Director of Sun Life of Canada (U.S.) Distributors, Inc. He is President and a Director of Sun Life of Canada (U.S.) SPE 97-I, Inc., Sun Benefit Services Company, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Sun Life Financial Services Limited, and Sun Canada Financial Co.; Senior Vice President and a Director of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Financial (Japan), Inc., Sun Life Financial (U.S.) Finance, Inc., and Sun Life Financial (U.S.) Holdings, Inc. and a Director of Clarendon Insurance Agency, Inc., Sunesco Insurance Agency, Inc., Independent Financial Marketing Group, Vision Financial Corporation and the Support Committee for Battered Women; and Senior Vice President of Sun Life Financial (U.S.) Investments LLC.

James C. Baillie, 63, Director (2000)

Torys LLP, Suite 3000, Maritime Life Tower

Toronto, Ontario, Canada M5K 1N2

He is Counsel to the law firm Torys LLP where he was formerly a Partner there with a strong emphasis in the business law area. He is a Director of Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York, Keyport Benefit Life Insurance Company, Sun Life Assurance Company of Canada and Sun Life Financial Services of Canada Inc., and non-executive Chairman and Director of Corel Corporation and Independent Electricity Market Operator (Ontario) and Director of Sussex Circle Inc. and Massachusetts Financial Services Company.

David D. Horn, 60, Director (1985*)

257 Lake Street

P.O. Box 24

New Vineyard, Maine 04956

He was formerly Senior Vice President and General Manager for the United States of Sun Life Assurance Company of Canada, retiring in December 1997. He is a Director of Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; a Trustee of MFS/Sun Life Series Trust; and a Member of the Boards of Managers of Money Market Variable Account, High Yield Variable Account, Capital Appreciation Variable Account, Government Securities Variable Account, Global Governments Variable Account, Total Return Variable Account, and Managed Sectors Variable Account.

Angus A. MacNaughton, 70, Director (1985*)

481 Kingswood Lane

Danville, California 94506

He is President of Genstar Investment Corporation since 1987 and a former Director of Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada. He is a Director of Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York, Keyport Benefit Life Insurance Company, Varian Semiconductor Equipment Associates, Inc., Fairmont Hotels & Resorts, Inc., Genstar Investment Corporation and Diversified Collection Services, Inc.; and Vice-Chairman and a Director of Barrick Gold Corporation.

S. Caesar Raboy, 65, Director (1997*)

220 Boylston Street

Boston, Massachusetts 02110

He is a former Senior Vice President and Deputy General Manager for the United States of Sun Life Assurance Company of Canada; and a Director of Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company.

William W. Stinson, 68, Director (2000*)

Canadian Pacific Limited

1800 Bankers Hall, East Tower

855 - 2nd Street S.W.

Calgary, Alberta T2P 4Z5

He is Lead Director of Sun Life Assurance Company of Canada, and Sun Life Financial Services of Canada Inc., Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company. In addition, he is a Director of Pan Canadian Energy, Massachusetts Financial Services Company, Grant Forest Products, Inc., and Westshore Terminals Investment Trust. In May 1996, Mr. Stinson retired as Chairman and Chief Executive Officer of Canadian Pacific Limited after a 45-year career.

James M.A. Anderson, 52, Vice President, Investments (1998)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Vice President, Investments of Sun Life Assurance Company of Canada, Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; President and Chief Executive Officer and Trustee of Sun Capital Advisers Trust; President and Chief Investment Officer and Director of Sun Capital Advisers, Inc.; Vice President and a Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Sun Life Financial (Japan), Inc., Sun Life Financial (U.S.) Finance, Inc., Sun Life Financial (U.S.) Holdings, Inc., Sun Life Financial (U.S.) Investments LLC, and Sun Canada Financial Co.; Vice President, Investments and Director of Sun Life of Canada (U.S.) Distributors, Inc.; and a Director of Clarendon Insurance Agency, Inc., Sunesco Insurance Agency, Inc., and Sun Benefit Services Company, Inc.

Davey S. Scoon, 55, Vice President and Chief Administrative and Financial Officer and Treasurer (1999)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Vice President, Chief Administrative and Financial Officer for Sun Life Assurance Company of Canada; Vice President, Chief Administrative and Financial Officer and Treasurer of Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; Vice President and Treasurer and Director of Sun Benefit Services Company, Inc., Sun Life of Canada (U.S.) Distributors, Inc., Sun Life Financial (Japan), Inc, Sun Life Financial (U.S.) Finance, Inc., Sun Life Financial (U.S.) Holdings, Inc., Sun Life Financial (U.S.) Investments LLC, Sun Life of Canada (U.S.) SPE 97-I, Inc., and Sunesco Insurance Agency, Inc.; Vice President and Director of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Sun Life Financial Services Limited, and Sun Canada Financial Co.; Treasurer and Director of Clarendon Insurance Agency, Inc. and Senior Vice President and Treasurer and Director of Sun Capital Advisers, Inc.; Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I; Assistant Treasurer of Sun Capital Advisors Trust; Director of Vision Financial Corporation; and Chairman and Director of Tufts Associated Health Plan, and Lead Director of Tufts Associated Health Maintenance Organization. He is a member of the Board of Directors for Managed Comp. Prior to October 1999, he was Executive Vice President and Chief Operating Officer of Liberty Funds Group.

Robert P. Vrolyk, 48, Vice President and Actuary (1986)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He currently is the Vice President and Chief Actuary of Sun Life Assurance Company of Canada; Vice President and Actuary of Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; Vice President and Director of Sun Life of Canada - U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., Sun Canada Financial Co., Sun Life of Canada (U.S.) Holdings General Partner, Inc. Sun Life of Canada (U.S.) SPE 97-I, Inc. Sun Life Financial (U.S.) Finance, Inc., and Sun Life Financial (U.S.) Holdings, Inc.; a Director of Sun Benefit Services Company, Inc.; a Vice President of Sun Life Financial (U.S.) Investments LLC.; and a Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I.

Peter F. Demuth, 43, Vice President and Chief Strategy and Business Development Officer (1998)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Vice President and Chief Strategy and Business Development Officer for Sun Life Assurance Company of Canada, Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; a Director of Sun Life Financial (U.S.) Finance, Inc., Sun Life Financial (U.S.) Holdings, Inc., Sun Life Financial (U.S.) Investments LLC, Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Financial (Japan), Inc., Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. and Vision Financial Corporation; and a Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I. Prior to February 1998, he was a Shareholder at the firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.

Ronald J. Fernandes, 44, Vice President, Retirement Products and Services (1999)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Vice President, Retirement Products and Services of Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York, Keyport Benefit Life Insurance Company and Sun Life Assurance Company of Canada. He is also President and Director of Sunesco Insurance Agency, Inc.; and Director of Clarendon Insurance Agency, Inc., and Sun Life of Canada (U.S.) Distributors, Inc. Prior to October 1999, Mr. Fernandes was Senior Vice President and Director, Retirement Products and Services of Wheat First Union in Richmond, Virginia.

Philip K. Polkinghorn, -- Vice President, Retirement Products and Services (2001)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Vice President, Retirement Products and Services of Keyport Life Insurance Company, Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company. Prior to November 2001, Mr. Polkinghorn was formerly Interim Chairman and President of Keyport Life Insurance Company.

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

			Annual Compensation
	1	2	3	4	5	6	7	8
					L/T Incentive	Securities Underlying	Other Annual	All Other
	Name and Principal Position	Year	Salary	Bonus	Payouts	Options (#)	Compensation

	James A. McNulty, III * - President and Director	2001	$170,311	$ 0		$ 160,000	$ 73,058	$ 3,974
	James A. McNulty, III * - EVP United States Operations	2000	171,187	63,687			79,967	10,188
	James A. McNulty, III * - SVP	1999	101,868	43,519			7,171
	and General Manger, US

1	Ronald J. Fernandes*	2001	309,224	0		67,000	10,155	5,184
	Vice President, Retirement Product	2000	320,000	188,800			119,742	969
	& Services	1999	69,500	40,000			110,000

2	Peter F. Demuth *	2001	98,634	0	41,124	68,500	11,602	1,924
	Vice President & Chief Strategy and	2000	103,980	65,286			3,630	2,149
	Business Development Officer	1999	66,517	26,122			1,690

3	Davey S. Scoon *	2001	121,671	0	9,565	61,000	13,130	1,768
	Vice President & Chief Administrative	2000	122,737	75,114			4,789	1,989
	& Financial Officer & Treasurer	1999	27,966	20,198			20,593

4.	James M.A. Anderson *	2001	103,847	0		69,500	38,858	2,150
	Vice President, Investments	2000	100,462	40,443			68,997	3,251
		1999	60,593	27,280			0	4,710

* Allocated compensation amounts based on estimated time devoted to duties as executive officers of the Company. Allocated percentages change each year based on changes in duties.
5	Incentive bonuses are reported in the year earned rather than paid. The 2001 performance bonuses were not available at the time of filing.
Amounts deferred under this plan are reported in the Other Annual Compensation column (6).

6	Long term incentive amounts are reported in the year paid versus the years earned. The bonus payments made in 2001 were for the performance years January 1, 1998 through December 31, 2000.
Any amounts deferred under this plan are reported in the Other Annual Compensation column (6).

7	2001 is the first year that Sun Life Financial Services, Inc. has issued stock grants.

8

Other Annual Compensation for Mr. McNulty for the year ended 2001 includes a deferred long-term incentive bonus in the form of Deferred Share Units ( DSU'S). The DSU's are held in Canadian dollars which at the time of deferral valued $289,105 (Canadian). For purposes of this filing, the DSU's are shown in US dollars at an exchange rate of 1.578.

Additional compensation in this column includes club dues of $8,270 and spouse travel of $17,115. The aggregate allocated amount for Mr. McNulty's Other Annual Compensation is $73,058.

Other Annual Compensation for Mr. Fernandes for the year ended 2001 includes spouse travel of $2,237; and car allowance of $8,800. The aggregate allocated amount is $10,155.

Other Annual Compensation for Mr. Demuth for the year ended 2001 includes club dues of $1,745; special recognition award of $25,000; and car allowance of $7,000 . The aggregate allocated amount is $11,602.

Other Annual Compensation for Mr. Scoon for the year ended 2001 includes club dues of $4,000; special recognition award of $25,000; and car allowance of $8,882. The aggregate allocated amount is $13,130.

Other Annual Compensation for Mr. Anderson for the year ended 2001 includes a deferred long-term incentive bonus in the form of Deferred Share Units ( DSU'S). The DSU's are held in Canadian dollars which at the time of deferral valued $176,915 (Canadian). For purposes of this filing, the DSU's are shown in US dollars at an exchange rate of 1.578. The allocated amount for Mr. Anderson's Other Annual Compensation is $38,858.

9	Other Compensation for Mr. McNulty for the year ended 2001 includes group term life and individual life insurance payments of $2,322 and $4,044 respectively; 401k company contributions of $5,100.
The aggregate allocated amount for these items is $3,974

Other Compensation for Mr. Fernandes for the year ended 2001 includes group term life of $534 and 401k company contributions of $5,100; The aggregate allocated amount for these items is $5,184.

Other Compensation for Mr. Demuth for the year ended 2001 includes group term life of $451 and 401k company contributions of $5,100. The aggregate allocated amount for these items is $1,924.

Other Compensation for Mr. Scoon for the year ended 2001 includes a 401k company contributions of $5,100. The allocated amount for this item is $1,880.

Other Compensation for Mr. Anderson for the year ended 2001 includes group term life of $1,104 and 401k company contributions of $5,100. The aggregate allocated amount for these items is $2,150.

Directors of the Company who are also officers of Sun Life Assurance Company of Canada or its affiliates receive no compensation in addition to their compensation as officers of Sun Life Assurance Company of Canada or its affiliates. Outside directors for the year 2001 received $7,500 annual fees plus $625 for board meetings and $625 for committee meetings.

No shares of the Company are owned by any executive officer or director. The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc., One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, which is in turn a wholly-owned subsidiary of Sun Life Financial (U.S.) Investments LLC, a wholly-owned subsidiary of Sun Life Financial (U.S.) Holdings, Inc., a wholly owned subsidiary of Sun Life Assurance Company of Canada-U.S. Operations Holdings, Inc., a wholly-owned subsidiary of Sun Life Assurance Company of Canada. Sun Life Financial Services of Canada Inc. is the ultimate parent of the Company.

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

Pensionable earnings for this purpose are calculated using the highest average of base earnings and officer incentive payment, up to target, earned over the highest consecutive 36 month period in the last 120 months. The pension benefit is determined by years of service (maximum of 30) multiplied by 50% of the pensionable earnings, plus .5% of pensionable earnings in excess of 30 years (maximum 40). Compensation allocated to the Company covered by the Plan for 2001 was as follows: Mr. McNulty $230,520, Mr. Fernandes $177,044, Mr. Demuth $144,244, Mr. Scoon $168,085 and Mr. Anderson $148,702.

In no event can the pension benefit exceed 140,000 at the normal retirement age as defined by the United States Social Security Office. The maximum pensionable earnings that can be used to determine this benefit are $170,000. The table does not reflect these limits. The Company has adopted a plan that is not a tax-qualified plan to provide the benefits that would have been provided under the Company's retirement plan but for these limits.
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

The purpose of the Unit Value Appreciation Plan ("UVA Plan") was to more directly align the interests of participants with the long-term interests of the Corporation, to focus participants on long-term value creation, to foster and support an ownership culture and to provide a competitive total compensation package to attract and retain leadership talent. The UVA Plan, designed to pay out in cash or equivalent value, generates an award based on the increase in the value of the Corporation over a multi-year period. No further units will be granted under the UVA Plan, as it was replaced by the Executive Stock Option Plan.

The following table sets forth information concerning Long Term incentive grants awarded in previous years but not the year paid out. There were no new grants awarded in 2001.
Name	Units	Performance Period

James A. McNulty, III	51,500	1998 - 4 Year Grant	The performance period for the 4 year grant was January 1, 1998 to December 31, 2001
	104,500	2000 - 3 Year Grant	The performance period for the 3 year grant was January 1, 2000 to December 31, 2002

Ronald J. Fernandes	4,000	1998 - 4 Year Grant	The performance period for the 4 year grant was January 1, 1998 to December 31, 2001
	50,000	2000 - 3 Year Grant	The performance period for the 3 year grant was January 1, 2000 to December 31, 2002

Peter F. Demuth	21,500	1998 - 4 Year Grant	The performance period for the 4 year grant was January 1, 1998 to December 31, 2001
	40,000	2000 - 3 Year Grant	The performance period for the 3 year grant was January 1, 2000 to December 31, 2002

Davey S. Scoon	5,000	1998 - 4 Year Grant	The performance period for the 4 year grant was January 1, 1998 to December 31, 2001
	45,000	2000 - 3 Year Grant	The performance period for the 3 year grant was January 1, 2000 to December 31, 2002

James Anderson	20,500	1998 - 4 Year Grant	The performance period for the 4 year grant was January 1, 1998 to December 31, 2001
	50,000	2000 - 3 Year Grant	The performance period for the 3 year grant was January 1, 2000 to December 31, 2002

EXECUTIVE STOCK OPTION PLAN

The Executive Stock Option Plan (the "Plan") authorizes the Management Resources Committee of the Board of Sun Life Financial ("the Committee") to make discretionary grants of options to purchase common shares to employees of Sun Life Financial and its affiliates. The Plan is designed to reward eligible employees in relation to increases in shareholder value.

Under the Plan, stock options have a maximum exercise period of 10 years. The exercise price will be the closing price of the common shares on the TSE on the trading day preceding the date of the grant. Stock options will normally vest at 25% per year commencing on the first anniversary of the date of the grant, subject to the terms of each grant set by the Committee. Options vest immediately on the death of a participant. Grants under the Plan are subject to early termination in the event that a participant's employment is terminated.

Under the first year of the Plan selected Executives were eligible for a special award. This award vests 50% after three years and the balance after five years. The exercise price for this enhanced grant was established by using the closing price on The Toronto Stock Exchange ("TSE") on the trading day preceding the grant.
	Number of	Percent of			Potential Realizable
	Securities	Total Options			Value at Assumed
	Underlying	Granted to	Exercise		Annual Rates of Stock
	Options	Employees in	Price Per	Expiration	Price Appreciation of
Name	Granted (#)	2001	Share	Date	Option Term ($)1
					5%	10%

James McNulty	160,000	2.8%	18.76	30-Mar-11	$ 1,887,690	$ 4,783,777

Peter F. Demuth.	51,000	0.9%	18.76	30-Mar-11	601,701	1,524,829
	17,500	0.3%	23.23	6-Dec-11	255,661	647,896

Davey Scoon	46,000	0.8%	18.76	30-Mar-11	542,711	1,375,336
	15,000	0.3%	23.23	6-Dec-11	219,138	555,340

Ronald J. Fernandes	67,000	1.2%	18.76	30-Mar-11	790,470	2,003,207

James M. A. Anderson	69,500	1.2%	18.76	30-Mar-11	819,965	2,077,953

1 Amounts represent hypothetical gains that could be achieved for the respective options if such options are not exercised until the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% in accordance with applicable SEC regulations, compounded annually from the dates the options were granted until their expiration dates and, therefore, are not intended to forecast possible future appreciation in the Common Stock. This table does not take into account changes in the price of the Common Stock after the date of grant.

THE SENIOR EXECUTIVES' DEFERRED SHARE UNIT PLAN

Sun Life Financial and affiliates established a Deferred Share Unit Plan in 2000. The objective of the plan is to enhance the alignment of senior management's and shareholders' interests by providing an opportunity to increase ownership in Sun Life Financial shares. There are three components of the plan:

Each senior management employee may elect to receive 0, 50, 75 or 100% of his or her annual incentive in the form of deferred share units ("DSUs"), subject to the approval of the Committee. An executive must elect to participate in the plan prior to the beginning of the calendar year for which the annual incentive award is paid. When incentive awards are determined, the amount elected is converted to DSUs which have a value equal to the average market price of a Sun Life Financial share immediately before the calendar year for which the incentive award is paid.

The Committee may also require the value of a payout from the UVA Plan to be converted to DSUs. In this case, the DSUs will have a value equal to the average market price of a Sun Life Financial share at the end of the Plan performance period to which the payout relates.

In addition, special discretionary DSU awards may be made to the Board to recognize singular achievements or to support certain corporate objectives.

The DSUs attract dividends in the form of additional DSUs at the same rate as dividends on Sun Life Financial shares. The executive is not allowed to convert the DSUs until termination, death or retirement. The value of the DSUs may be converted to and paid in the form of cash or shares purchased on the market. The value of the DSUs at payment will be based on an average market price of Sun Life Financial shares immediately before their conversion to cash or shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This item is not applicable since the Company is indirectly wholly-owned by Sun Life Assurance Company of Canada.

Item 13. Certain Relationships and Related Transactions

Reinsurance

See discussion of Reinsurance in Item 1.

Service Contract

The Company and its subsidiaries have agreements with Sun Life Assurance Company of Canada which provides that Sun Life Assurance Company of Canada will furnish, as requested, personnel as well as certain services and facilities on a cost reimbursement basis. Expenses under these agreements amounted to approximately $40,290,000 in 2001.

Leases

The Company leases office space to Sun Life Assurance Company of Canada under lease agreements with terms expiring in September, 2005 and options to extend the terms for each of twelve successive five year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending.

Rent received by the Company under the leases for 2001 amounted to approximately $8,773,000.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial statements (set forth in Item 8):

- Consolidated Statements of Income for each of the three years ended December 31, 2001, December 31, 2000 and December 31, 1999.

- Consolidated Balance Sheets at December 31, 2001 and December 31, 2000.

- Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2001, December 31, 2000 and December 31, 1999.

- Consolidated Statements of Stockholder's Equity for each of the three years ended December 31, 2001, December 31, 2000 and December 31, 1999.

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001, December 31, 2000 and December 31, 1999.

- Notes to Financial Statements.

- Independent Auditors' Report.

- Supplemental Data

(a) (2) Financial statement schedules (set forth below):

- Schedule I-Summary of Investments, Other than Investments in Related Parties.

- Schedule III-Supplementary Insurance Information.

- Schedule VI-Reinsurance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

SCHEDULE I

SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

(in 000's)
			Amount at which
			shown in the
Type of Investment	Cost	Value	balance sheet

Available-for-sale fixed maturities:
United States government and government
agencies and authorities	$ 111,804	$ 116,596	$ 116,596
States, municipalities and political subdivisions	4,794	5,033	5,033
Mortgage-backed securities	149,138	150,583	150,583
Public utilities	340,386	356,412	356,412
Transportation	219,793	211,931	211,931
Finance	263,273	268,309	268,309
Corporate	950,496	988,923	988,923
Total available-for-sale fixed maturities	2,039,684	2,097,787	2,097,787

Trading fixed maturities:
States, municipalities and political subdivisions	$ 2,750	$ 3,113	$ 3,113
Mortgage-backed securities	47,067	48,038	48,038
Public utilities	154,402	157,236	157,236
Transportation	107,660	108,980	108,980
Finance	219,314	228,709	228,709
Corporate	488,980	495,414	495,414
Total trading fixed maturities	1,020,173	1,041,490	1,041,490

Held-to-maturity fixed maturities:
Sun Life of Canada (U.S.) Holdings, Inc.,
8.526% subordinated debt, due 2027	$ 600,000	$ 619,656	$ 600,000

Mortgage loans on real estate	915,730	977,857	915,730
Real estate	83,545	83,545	83,545
Other invested assets	66,771	66,771	66,771
Policy loans	42,686	42,686	42,686
Short-term investments	103,296	103,296	103,296

Total investments	$ 4,871,885	$ 5,033,088	$4,951,305

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

(in 000's)

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses		Other Policy Claims and Benefits Payable(1)

Wealth Management
2001	$ 738,750	$ 3,613,529		$ 3,314
2000
746,919
		3,848,515		162

Group Protection
2001	$ -	$ 27,300		$ 4,888
2000	-	23,300		3,092

Individual Protection
2001	$ 26,966	$ 196,302		$ 1,252
2000
15,069
		155,876		998

Corporate
2001	$ -	$ -		$ -
2000	-	-		-

Segment	Net Investment Income (2)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses

Wealth Management
2001	$ 252,947	$ 291,366	$ 121,877	$ 114,172
2000	259,090	320,584	123,663	112,617
1999	351,399	315,426	65,153	80,209

Group Protection
2001	$ 1,752	$ 10,682	$ -	$ 5,248
2000	1,633	10,482	-	4,868
1999	1,254	10,753	-	4,788

Individual Protection
2001	$ 13,301	$ 7,439	$ (1,144)	$ 22,088
2000
13,515
		7,261	168	37,048
1999	10,347	8,685	2,662	6,654

Corporate
2001	$ 14,492	$ -	$ -	$ 104,691
2000	13,473	-	-	55,025
1999	1,978	-	-	52,731

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

SCHEDULE IV

REINSURANCE

(in 000's)

Ceded to

Gross

Other

Net

Amount

Companies

Amount

2001

Life Insurance in Force

$      1,076,254

$    13,823,077

$         7,253,277

Premiums

   Life Insurance

$           37,543

$             1,843

$              35,700

   Accident and Health
6,437	1,129	5,308
Total Premiums

$           43,980

$             2,972

$              41,008

2000

Life Insurance in Force

$    14,686,694

$      8,579,849

$          6,106,845

Premiums

   Life Insurance

$           45,706

$             5,277

$               40,429

   Accident and Health

5,352

978

4,374

Total Premiums

$           51,058

$             6,255

$               44,803

1999

Life Insurance in Force

$      6,586,143

$       2,057,388

$          4,528,755

Premiums

   Life Insurance

$           49,839

$              8,739

$               41,100

   Accident and Health

4,823

856

3,967

Total Premiums

$           54,662

$              9,595

$               45,067

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDER

Sun Life Assurance Company of Canada (U.S.)

Wellesley Hills, Massachusetts

We have audited the consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholder's equity, comprehensive income and of cash flows for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 15, 2002 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a)2 in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Boston, Massachusetts

February 15, 2002

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

Sun Capital Advisers, Inc. (Delaware)

Clarendon Insurance Agency, Inc. (Massachusetts)

Sun Life Financial Services Limited (Bermuda)

Sun Life of Canada (U.S.) Holdings General Partner, Inc. (Delaware)

Sun Life of Canada (U.S.) SPE 97-I, Inc. (Delaware)

Sun Life Finance Corporation (Delaware)

Vision Financial Corporation (New Hampshire)

(a) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Sun Life Assurance Company of Canada (U.S.), has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.) (Registrant)

By:	/s/ James McNulty, III
James McNulty, III
PRESIDENT

Date:	March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
/s/ James McNulty, III
President and Director

James McNulty, III
(Principal Executive Officer)

March 29, 2002

/s/ Davey S. Scoon
Vice President & Chief Administrative

Davey S. Scoon
  & Financial Officer and Treasurer

(Principal Financial & Accounting

   Officer)

March 29, 2002

/s/ James C. Baillie
Director

James C. Baillie
March 29, 2002

/s/ David D. Horn
Director

David D. Horn
March 29, 2002

/s/ Angus A. MacNaughton
Director

Angus A. MacNaughton
March 29, 2002

/s/ C. James Prieur
Director

C. James Prieur
March 29, 2002

/s/ S. Caesar Raboy
Director

S. Caesar Raboy
March 29, 2002

/s/ Donald A. Stewart
Director

Donald A. Stewart
March 29, 2002

/s/ William W. Stinson
Director

William W. Stinson
March 29, 2002