Form 10-Q
period 2002-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2002-05-15
CIK 745544

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended March 31, 2002	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853 and 333-11699

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of Principal Executive Offices)		(Zip Code)

Registrant's telephone number, including area code	(781) 237-6030

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

Registrant has 6,437 shares of common stock outstanding on May 15, 2002, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A WHOLLY-OWNED SUBSIDIARY OF

SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

INDEX

PAGE
NUMBER

PART I: Financial Information

Item 1: Unaudited Financial Statements:
Consolidated Statements of Income (Unaudited)-Three Months Ended March 31, 2002
and March 31, 2001	3

Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001 (Audited)	4

Consolidated Statements of Comprehensive Income (Unaudited)-Three Months Ended
March 31, 2002 and March 31,	5

Consolidated Statements of Stockholder's Equity (Unaudited)-Three Months Ended
March 31, 2002 and March 31, 2001	6

Consolidated Statements of Cash Flows (Unaudited)-Three Months Ended
March 31, 2002 and March 31,2001	7-8

Notes to Unaudited Consolidated Financial Statements	9
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	16-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25-28

PART II: Other Information
Item 4: Submission of Matters to a Vote of Security Holders	29

Item 6: Exhibits and Reports on Form 8-K	29


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

For the three months ended March 31, 2002 and 2001
	Unaudited
	2002	2001

Revenues

Premiums and annuity considerations	$ 12	$ 9
Net investment income	57	76
Net realized investment gains (losses)	9	14
Fee and other income	87	63

Total revenues	165	162

Benefits and Expenses

Policyowner benefits	76	81
Other operating expenses	48	34
Amortization of deferred policy acquisition costs	34	53

Total benefits and expenses	158	168

Income (loss) from operations	7	(6)

Interest expense	24	24

Loss before income tax benefit and
cumulative effect of change in accounting principle	(17)	(30)

Income tax benefit	(8)	(13)

Net loss before cumulative effect of change
in accounting principle	(9)	(17)

Cumulative effect of change in accounting
principle, net of taxes	-	5

Net loss	$ (9)	$ (12)

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in millions except per share data)
	Unaudited
ASSETS	March 31, 2002	December 31, 2001
Investments
Fixed maturities available-for-sale at fair value (amortized cost
of $2,014 and $2,040 in 2002 and 2001, respectively)	$2,054	$2,098
Trading fixed maturities at fair value (amortized cost of $1,029
and $1,020 in 2002 and 2001, respectively)	1,033	1,041
Subordinated note from affiliate held-to-maturity (fair value of $621
and $620 in 2002 and 2001, respectively)	600	600
Short-term investments	65	103
Mortgage loans	855	915
Real estate	83	84
Policy loans	42	43
Other invested assets	66	67
Total investments	4,798	4,951

Cash and cash equivalents	259	180
Accrued investment income	76	64
Deferred policy acquisition costs	758	766
Outstanding premiums	2	4
Other assets	183	112
Separate account assets	16,197	16,233
Total assets	$22,273	$22,310

LIABILITIES
Future contract and policy benefits	$686	$691
Contractholder deposit funds and other policy liabilities	3,180	3,146
Unearned revenue	11	12
Accrued expenses and taxes	20	116
Deferred federal income taxes	145	99
Long-term debt payable to affiliates	565	565
Partnership capital securities	621	608
Other liabilities	136	108
Separate account liabilities	16,197	16,233
Total liabilities	21,561	21,578

STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	6	6
Additional paid-in capital	265	265
Accumulated other comprehensive income	27	38
Retained earnings	414	423
Total stockholder's equity	712	732

Total liabilities and stockholder's equity	$22,273	$22,310

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

For the three months ended March 31, 2002 and 2001

	Unaudited
	2002	2001

Net loss	$ (9)	$ (12)
Other comprehensive income (loss)
Net change in unrealized investment gains, net of related
offsets, reclassification adjustments, and income taxes	(11)	4

Comprehensive loss	$ (20)	$ (8)

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in millions)

For the three months ended March 31, 2002 and 2001

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2000	$6	$265	$39	$451	$761

Comprehensive income:
Net loss				(12)	(12)
Other comprehensive income			4		4

Balance at March 31, 2001	$6	$265	$43	$439	$753

Balance at December 31, 2001	$6	$265	$38	$423	$732

Comprehensive income:
Net loss				(9)	(9)
Other comprehensive income			(11)		(11)

Balance at March 31, 2002	$6	$265	$27	$414	$712

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the three months ended March 31, 2002 and 2001
	Unaudited
	2002	2001

Cash Flows From Operating Activities:
Net income (loss)	$ (9)	$ (12)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1	1
Net realized (gains) losses on investments	(9)	(14)
Net unrealized (gains) on trading securities	17	(20)
Interest credited to contractholder deposits	33	45
Deferred federal income taxes	51	(16)
Cumulative effect of change in accounting principle	-	(5)
Changes in assets and liabilities:
Deferred acquisition costs	8	5
Accrued investment income	(13)	(14)
Other assets	(69)	(57)
Future contract and policy benefits	(6)	(6)
Other, net	(53)	110

Net cash provided by (used in) operating activities	(49)	17

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	228	270
Trading fixed maturities	104	85
Mortgage loans	118	19
Real estate	2	-
Other invested assets	-	1
Purchases of:
Available-for-sale fixed maturities	(202)	(170)
Trading fixed maturities	(110)	(328)
Subsidiaries	-	(5)
Mortgage loans	(53)	(2)
Real estate	(1)	(4)
Changes in other investing activities, net	-	(1)
Net change in policy loans	1	-
Net change in short term investments	39	(16)

Net cash provided by (used in) investing activities	126	(151)

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in millions)

For the three months ended March 31, 2002 and 2001

	Unaudited
	2002	2001

Cash Flows From Financing Activities:
Deposits and interest credited to contractholder deposit funds	$ 372	$ 628
Withdrawals from contractholder deposit funds	(370)	(583)

Net cash provided by financing activities	2	45

Net change in cash and cash equivalents	79	(89)

Cash and cash equivalents, beginning of period	180	390

Cash and cash equivalents, end of period	$ 259	$ 301

Supplemental Cash Flow Information:
Income taxes paid (refunded)	$ 45	$ (36)

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2002 and 2001

1. DESCRIPTION OF BUSINESS

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") was incorporated in 1970 as a life insurance company domiciled in the state of Delaware. Effective January 31, 2001, the Company became authorized to do business in 49 states. In addition, the Company's wholly-owned insurance subsidiary, Sun Life Insurance and Annuity Company of New York, is licensed in New York. The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts, group life and disability insurance, excess major medical stop-loss contracts, and other asset management services.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements include the accounts of the Company and its subsidiaries. As of March 31, 2002, the Company owned all of the outstanding shares of Sun Life Insurance and Annuity Company of New York, Sun Life of Canada (U.S.) Distributors, Inc., Sun Life Financial Services Limited, Sun Benefit Services Company, Inc., Sun Capital Advisers, Inc., Sun Life of Canada (U.S.) SPE 97-I, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Vision Financial Corporation and Clarendon Insurance Agency, Inc. The results are also consolidated with Sun Life of Canada Funding, LLC, which is owned by a trust sponsored by the Company and Sun Life of Canada (U.S.) Limited Partnership I, for which Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2002 and 2001

Sun Life Insurance and Annuity Company of New York is engaged in the sale of individual fixed and variable annuity contracts and group life, disability insurance and stop loss contracts in its state of domicile, New York. Sun Life of Canada (U.S.) Distributors, Inc. is a registered investment adviser and broker-dealer. Sun Life Financial Services Limited serves as the marketing administrator for the distribution of the offshore products of Sun Life Assurance Company of Canada, an affiliate. Sun Capital Advisers, Inc. is a registered investment adviser. Sun Life of Canada (U.S.) SPE 97-I, Inc. was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I. Clarendon Insurance Agency, Inc. is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. Sun Benefit Services Company, Inc. is inactive. Sun Life of Canada Funding, LLC was organized for the purpose of engaging in activities incidental to establishing the new guaranteed investment products of the Company. Sun Life of Canada (U.S.) Limited Partnership I was established to purchase subordinated debentures issued by the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., and to issue Partnership Capital Securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I.

On March 12, 2001, the Company purchased Vision Financial Corporation for approximately $5.0 million and acquired approximately $1.6 million of goodwill. Vision Financial Corporation, based in Keene, N.H., is a third-party administrator that specializes in the administration of insurance products sold at the worksite. The Company has recorded the acquisition using the purchase method of accounting. The results of operations of Vision Financial Corporation for the three months ended March 31, 2002 and 2001 were insignificant to the Company.

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

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2002 presentation.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2002 and 2001

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". These Statements will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002. Adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2002 and 2001

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" to update, clarify and simplify existing accounting pronouncements pertaining to extinguishment of debt and certain lease modifications. Adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2002 and 2001

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with Sun Life Assurance Company of Canada ("SLOC") which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $8,674,000 and $10,851,000 for the three month periods in 2002 and 2001.

Effective January 2002, essentially all United States employees of Keyport Life Insurance Company ("Keyport Life"), an affiliate, and SLOC became employees of the Company. As a result, the Company has assumed most other operating expenses of Keyport Life, including salaries and benefits, as well as the salaries and benefits previously incurred by SLOC in the United States. Salaries, benefits, and other general expenses increased by $15,658,000 for the period ended March 31, 2002 as compared to the same period in 2001 primarily due to this transfer. In accordance with a tri-party management service agreement between the Company, Keyport Life, and SLOC, the Company provides personnel and certain services to Keyport Life and SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $13,370,000 for the three months ended March 31, 2002.

The Company leases office space to SLOC under lease agreements with terms expiring in September, 2005 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for the three month period amounted to approximately $2,914,000 in 2002 and $2,193,000 in 2001.

3. SEGMENT INFORMATION

The Company offers financial products and services such as fixed and variable annuities, guaranteed investment contracts, retirement plan services, and life insurance on an individual and group basis, as well as disability insurance and excess major medical stop-loss contracts on a group basis. Within these areas, the Company conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the three operating segments and to engage in other financing related activities. Net investment income is allocated based on segmented assets by line of business.

The Individual Protection segment markets and administers a variety of life insurance products sold to individuals and corporate owners of life insurance. The products include whole life, universal life and variable life products.

The Group Protection segment markets and administers group life and long-term disability insurance to small and mid-size employers in the State of New York.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2002 and 2001

3. SEGMENT INFORMATION (CONTINUED)

The Wealth Management segment markets and administers individual and group variable annuity products, individual and group fixed annuity products which include market value adjusted annuities, other retirement benefit products, and guaranteed investment contracts ("GICs") which are marketed to unrelated third parties in overseas markets. The GICs may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies. The Company uses derivative instruments to manage the risks inherent in the contract options.

The following amounts pertain to the various business segments:
(in millions)	Period ended March 31, 2002				March 31, 2002

			Pretax	Net
	Total	Total	Income	Income	Total
	Revenues	Expenditures	(Loss)	(Loss)*	Assets

Individual Protection	$ 14	$ 14	$ -	$ -	$ 1,852
Group Protection	5	4	1	1	37
Wealth Management	152	139	13	9	20,170
Corporate	(6)	25	(31)	(19)	214
Total	$ 165	$ 182	$ (17)	$ (9)	$ 22,273

	Period ended March 31, 2001				December 31, 2001

Individual Protection	$ 2	$ 2	$ -	$ -	$ 1,686
Group Protection	4	4	-	-	38
Wealth Management	123	158	(35)	(21)	20,281
Corporate	33	28	5	4	305
Total	$ 162	$ 192	$ (30)	$ (17)	$ 22,310

*Net income (loss) before the cumulative effect of change in accounting principle.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2002 and 2001

4. COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company has syndicated two lines of credit each in the amount of $250 million. There are 14 banks in the syndicate of lenders, which is led by Chase Bank, New York. The banks have committed to lend funds of up to $500 million when requested by the Company at prevailing rates determined in accordance with the line of credit agreements. One line of credit terminates October 2002, the other in October 2003. As of March 31, 2002, no amounts have been borrowed.


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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that of its significant accounting, the following may involve a higher degree of judgement and complexity.

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


Investments - Derivatives

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, to alter investment rate exposures arising from mismatches between assets and liabilities, and to minimize the Company's exposure to fluctuations in interest rates, foreign currency exchange rates and general market conditions. The derivative instruments used by the Company include swaps and options. The Company does not employ hedge accounting treatment. As a result, the unrealized gains and losses are recognized immediately in net investment income. Changes in the level of interest rates or equity markets will cause the value of these derivatives to change and can cause quarterly fluctuations in earnings.

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


RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to 2001:

Net Income

The Company's net loss of $9 million for the three months ended March 31, 2002 was a $3 million improvement from a net loss of $12 million for same period in 2001. The results improved by $13 million on a pretax basis before the cumulative change in accounting principle that was recorded in 2001 related to the adoption of Statement of Financial Accounting Standards No. 133. The primary reason for the increase in earnings during the three months ended 2002 was a net decrease in amortization and cumulative adjustments of deferred acquisition costs ("DAC") totaling $20 million. Market conditions during the first quarter of 2001 had deteriorated significantly since December 31, 2000. The downturn of the market reduced the estimated future gross profits that are used to amortize DAC. Newer products with large unamortized DAC balances were significantly impacted during this period in 2001 resulting in a reduction of their DAC balances.

Policyowner benefits of $76 million and $81 million for the three months ended March 31, 2002 and 2001, respectively, also decreased, primarily the result of lower sales. Policyowners receive a bonus payment upon initial deposit into certain products which is expensed as incurred; these bonus payments were $7 million lower for the three months ended March 31, 2002 as compared to the same period in 2001 due to decreased deposits into these products.

Other operating expenses were $48 million and $34 million for the three months ended March 31, 2002 and 2001, respectively. Most of the $14 million increase related to increased commissions that could not be deferred.

Total revenues for the three months ended March 31, 2002 remained consistent with the prior year period. Fees increased by $24 million, despite increased withdrawals and market depreciation of variable account assets, primarily due to new distribution and service contracts with affiliates outside of the consolidated group. Unrealized losses on the Company's trading fixed maturities portfolio coupled with lower net investment realized gains offset the increased fee income.

Net Income (Loss) From Operations By Segment

The Company's net income (loss) from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of net income (loss) from operations by segment (after tax, before cumulative change in accounting principle), which is discussed more fully below.
			% Change
	2002	2001	2002/2001
Wealth Management
$   9

$       (21)
			143%
Individual Protection	-	-	-
Group Protection	1	-	-
Corporate	(19)	4	(575%)
	$ (9)	$ (17)	47%


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

In 1997, the Company decided to no longer market group pension and GIC products in the U.S. Although these pension products are not currently sold in the U.S., there continues to be a small block of U.S. group retirement business in-force, including GICs, pension plans and group annuities. A significant portion of these pension contracts is non-surrenderable, resulting in limited liquidity exposure to the Company. GICs were marketed directly in the U.S. through independent managers. Beginning in the second quarter of 2000, the Company began marketing GICs to unrelated third parties in overseas markets.

Wealth Management net income (loss) was $9 million and ($21) million for the three months ended March 31, 2002 and 2001, respectively. The income (loss) on a pretax basis, before cumulative changes in accounting principles, was $13 million and ($35) for the three months ended March 31, 2002 and 2001, respectively. The $48 million pretax increase is primarily due to three factors: 1) decreased amortization of deferred acquisition costs on annuity products; 2) decreased policyholder bonus payments associated with the introduction of new products; and 3) changes in the market values of derivatives used to manage Wealth Management liabilities. Changes in estimated future gross profit assumptions used to amortize deferred acquisition costs result in cumulative adjustments that are included with current period amortization. The bonus credits on the new products are expensed as they are credited to the policyholders' account values, fewer new deposits results in lower payments. The changes in market values of derivative instruments are included in investment income.

Following are additional details of the major factors affecting the Wealth Management segment's results for the three months ended March 31, 2002 as compared to the same period in 2001.
o

Fee income for the three months ended March 31, 2002 increased by approximately $2 million as compared to the same period in 2001. Fees which are based on the average net assets of variable annuity accounts declined $5 million as a result of the lower variable annuity account balances, but this unfavorable variance was offset by $7 million of distribution fees earned from a new service contract with an affiliate. Variable annuity assets have decreased by approximately $2 billion or 13% since December 31, 2000. Net deposits of annuity products decreased by $0.6 billion compared with 2001. The decrease in net deposits results primarily from decreased variable annuity sales due to the unfavorable condition of the equity markets in general. The Company's results follow that of the variable annuity marketplace, which continues to experience decreased sales during 2002 as compared to the first quarter of 2001.

o

Net deposits in the Futurity line of products represented $199 million of total annuity deposits for the three months ended March 31, 2002; a decrease of $36 million as compared to 2001. The Company expects that sales of the Futurity product will increase in the future, based on management's beliefs that (i) market demand will continue to grow for multi-manager variable annuity products despite the negative impact of volatile equity markets, (ii) there will be increased productivity from an expanded wholesale distribution network, (iii) recently acquired affiliate, Independent Financial Marketing Group, will provide cross-selling opportunities within its retail bank distribution network, and (iv) the marketplace will continue to respond favorably to introductions of new Futurity products, strong asset allocation capabilities, and product enhancements. During the second and third quarters of 2002, the Company will introduce a new generation of Futurity Products.

o

The Company also expects increased sales in the future with the launch of a new Regatta multi-manager annuity product to be distributed by an affiliate, MFS Fund Distributors, Inc. This product will complement the current line of Regatta products managed by an affiliate, Massachusetts Financial Services Company.

o

During the second quarter of 2002, the Company will introduce its first proprietary product; a four year variable annuity product to be distributed solely by Liberty Fund Distributors ("LFD"). Then, in the third quarter of 2002, two additional products to be distributed by LFD will be launched: a seven year variable annuity product and a bonus variable annuity product

o

Annuity surrenders increased in 2002 by $28 million. The surrenders are primarily from older products which are no longer actively marketed. Management has implemented a conservation program to reduce the flow of surrenders.

o

Net investment income and realized gains for the Wealth Management segment increased by $25 million for the three months ended March 31, 2002 as compared to 2001. The GIC products that are marketed to overseas investors are primarily responsible for the increase as they generated an increase of $59 million from derivative income offset by $37 million of unrealized losses on its trading bond portfolio. Wealth Management uses various derivative instruments as part of its asset-liability management programs. Despite significant volatility on derivatives associated with the new GICs, the Company's exposure is limited due to the structure of payment terms at maturity. The contract liabilities are carried at account value and are included with policyholder liabilities.

o

Policyholder benefits decreased by approximately $4 million for the three months ended March 31, 2002 as compared to 2001. The decrease in policyholder benefits is attributed to lower bonus payments credited to policyholder accounts as noted above. The bonus annuity products credit the policyholder's account with a bonus payment upon receipt of the deposit; the expense is included in annuity payments. As a result of the reduced sales of the annuity products, bonus payments of $3 million for 2002 were a $7 million decrease from the $10 million of bonus payments made during the first quarter of 2001. Partially offsetting these decreases in policyowner benefits were increases in death benefits paid over policyholder account balances.

o

Underwriting, acquisition and other operating expenses increased by $9 million for the three months ended March 31, 2002 as compared to the same period in 2001. $7 million of the increase pertains to increased operating expenses within the investment adviser subsidiaries reflecting increased volumes of new business, most of which can be attributed to the acquisition of Keyport Life Insurance Company and affiliates by the Company's parent. The increases in subsidiaries' operating expenses are offset in increased fees.


o

Amortization of DAC decreased by $24 million for the three months ended March 31, 2002 as compared to the same period in 2001. The Wealth Management segment has been significantly impacted by changes in the market. As noted above, during the first quarter of 2001, market conditions sharply declined. Market depreciation on variable assets generated lower fees which, in turn, had a negative impact on the unamortized balance of DAC, especially with regard to some of the newer products. Estimated future gross profits used to amortize DAC were reduced, based on the lower fees and expected investment income, resulting in cumulative adjustments of approximately $30 million in 2001.

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

Earnings from the Individual Protection segment for the three months ended March 31, 2002 remained consistent with the three months ended March 31, 2001. Pretax net income decreased slightly by $0.3 million. This minor decrease was attributed to many factors including the net impact of changes in deferred acquisition costs. Amortization of deferred acquisition costs increased by $4.5 million during the three months ended March 31, 2002 as compared to the same period in 2001. Amortization of DAC is higher in 2002 due to significant favorable cumulative adjustments to DAC recorded in 2001. Operating expenses also increased by $7 million, primarily from increased commissions that could not be deferred and premium taxes generated from increased new business. Offsetting these unfavorable variances in benefits and expenses were increases in fees and other income, also a result of the increased in-force business. Investment income and net realized gains and losses were consistent with the prior year period. The Company received $100 million of new deposits into its privately placed COLI variable life product for the period ended March 31, 2002.

Group Protection Segment

The Group Protection segment focuses on providing life and disability insurance to small and medium sized employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income from the Group Protection segment increased by $673,000 for the three months ended March 31, 2002 as compared to 2001 due to increased premiums. Rate increases on renewals and new business, together with increased volume in the life products and persistency in the in-force block of life business, resulted in increased premiums. Claims were comparable to 2001. During the three months ended March 31, 2002, the Company began selling Stop-Loss insurance. The introduction of this product increased premiums by $613,000 but the additional income was offset by newly established reserves.


Corporate Segment

The Corporate segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The Corporate segment had a net loss of $19 million for the three months ended March 31, 2002 as compared to net income of $4 million for the same period in 2001. This $23 million decrease reflects $28 million of derivative losses. During the last six months of 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy. A $33 million unfavorable change in the fair value of these options since December 31, 2001 was included in investment income for the quarter ended March 31, 2002 and was partially offset by increases in net realized gains. Reduced income taxes of $14 million also partially mitigated the losses.

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

The following table summarizes changes in asset balances during the three months ended March 31, 2002.

Assets ($ in millions)
			% Change
	March 31, 2002	December 31, 2001	2001/2000

General account assets	$ 6,076	$ 6,077	-
Separate account assets	16,197	16,233	(0.2%)

Total assets	$ 22,273	$ 22,310	(0.2%)

Both general account and variable assets remained consistent with December 31, 2001 with insignificant changes during the first quarter of 2002. The slight decline in variable separate account assets reflects the continued unfavorable market conditions that prevailed during all of 2001. Variable account assets have declined 9% since December 31, 2000.


The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash, invested assets, and deferred policy acquisition costs, which represented essentially all of general account assets at March 31, 2002. Major types of invested asset holdings included fixed maturity securities, short-term investments, mortgages, real estate and other invested assets. The Company's fixed maturity securities, totaling $3,687 million, comprised 76.9% of the Company's portfolio of invested assets at March 31, 2002, and included both public and private issues as well as $600 million of subordinated debentures from the Company's parent. It is the Company's policy to acquire only investment-grade securities in the general account. As a result, the overall quality of the fixed maturity portfolio is high. At March 31, 2002, only 4.3% of the fixed maturity portfolio was rated below-investment-grade. Short-term investments of $65 million represented 1.3% of the total portfolio. The Company's mortgage holdings amounted to $855 million at March 31, 2002 representing 17.8% of the total portfolio. All of the Company's mortgage holdings at March 31, 2002 were in good standing. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At March 31, 2002, investment real estate amounted to $83 million, representing about 1.7% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Other invested assets amounted to $66 million, representing about 1.4% of the portfolio. These holdings comprised mainly leveraged lease investments and limited partnerships. Policy loans represent the remaining 0.9% of invested assets.

Liabilities

As with assets, the variable separate account liabilities and general account liabilities had been decreasing during 2001 due to the unfavorable market conditions but changed only 0.1% during the quarter. Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds. During 2001, the new GIC products marketed overseas were introduced which have increased general account liabilities by approximately $1 billion from inception to date. The Company would expect the general account liabilities related to annuity contracts and deposit funds to decline more than separate account liabilities because it believes that in the future, net deposits to variable products will exceed net deposits for the fixed contracts associated with these liabilities.

Capital Markets Risk Management

See Item 3 "Quantitative and Qualitative Disclosures About Market Risk", in this quarterly report on Form 10-Q for a discussion of the Company's capital markets risk management.

Capital resources

Capital adequacy

The National Association of Insurance Commissioners (''NAIC'') adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital (''RBC'') formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to assets, insurance, interest rates, and business risks. According to the RBC calculation, the Company met its capital requirements at March 31, 2002 and December 31, 2001.


Liquidity

The Company's liquidity requirements are generally met by funds from operations. The Company's main uses of funds are to pay out death benefits and other maturing insurance and annuity contract obligations; to make pay-outs on contract terminations; to purchase new investments; to fund new business ventures; and to pay normal operating expenditures and taxes. The Company's main sources of funds are premiums and deposits on insurance and annuity products; proceeds from the sale of investments; income from investments; and repayments of investment principal. Reimbursements and fees from affiliates are also used to pay normal operating expenditures.

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

The Company's liquidity targets are intended to enable it to meet its day-to-day cash requirements. On a quarterly basis, the Company compares its total "liquifiable" assets to its total demand liabilities. Liquifiable assets comprise cash and assets that could quickly be converted to cash should the need arise. These assets include short-term investments and other liquid assets and investment-grade bonds. The Company's policy is to maintain a liquidity ratio in excess of 100%. Based on its ongoing liquidity analyses, the Company believes that its available liquidity is more than sufficient to meet its liquidity needs.

Contractual Obligations and Commercial Commitments

The Company's cash contractual obligations are as follows (in 000's):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Surplus notes	$ 565,000	$ -	$ -	$ -	$ 565,000
Partnership Capital Securities	600,010	-	-	-	600,010
Operating Leases	490	294	196	-	-

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

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $11,200,000 and $39,800,000 at March 31, 2002 and December 31, 2001, respectively.

OTHER MATTERS

Purchase and Sale of subsidiaries

On March 12, 2001, the Company purchased all of the outstanding shares of Vision Financial Corporation ("Vision") for approximately $5 million. Vision is a third party administrator incorporated in New Hampshire that provides insurance services throughout the United States.


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


Types of market risks

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's practice, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands. The Company does hold real estate and equity options in its portfolios. (At March 31, 2002, investment real estate holdings represented approximately 1.7% of the Company's total general account investment portfolio.) The management of interest rate risk exposure is discussed below.

Interest rate risk management

The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's practice is to limit MBS holdings to less than 10% of total portfolio assets. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches. As a result of a securitization transaction which occurred in 2000, the Company retained a Class B subordinated interest certificate as well as a Class I interest only certificate.

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


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

Liabilities categorized as financial instruments and held in the Company's general account at March 31, 2002 had a fair value of $4,339.1 million. Fixed income investments supporting those liabilities had a fair value of $4,924.1 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on March 31, 2002. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $182.7 million (for an adjusted total of approximately $4,521.8 million) and the corresponding assets would show a net increase of $176.4 million (for an adjusted total of approximately $5,100.5 million).

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


During 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy. At March 31, 2002, the fair value of the options was $55.8 million. The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options at March 31, 2002 by $32.7 million. A negative shift in the market of 10% would increase the market value by $92.7 million at March 31, 2002.


PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	A written consent in lieu of a meeting of the shareholders of the Company was executed on February 7, 2002.

(b)	The following directors of the Company were re-elected by unanimous written consent:

James C. Baillie

David D. Horn

Angus A. MacNaughton

James A. McNulty, III

C. James Prieur

S. Caesar Raboy

Donald A. Stewart

William W. Stinson

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
(a)	The Company had no exhibits that are incorporated by reference.

(b)	The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.)

May 15, 2002

____________/s/ Davey S. Scoon _____________
Davey S. Scoon, Vice President, Chief Administrative and
Financial Officer and Treasurer

May 15, 2002

____________/s/ Michael K. Moran_ ____________
Michael K. Moran, Vice President Finance