Form 10-Q
period 2002-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2002-08-14
CIK 745544

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended June 30, 2002	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853 and 333-11699

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of Principal Executive Offices)		(Zip Code)
Registrant's telephone number, including area code	(781) 237-6030

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

Registrant has 6,437 shares of common stock outstanding on August 14, 2002, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A WHOLLY-OWNED SUBSIDIARY OF

SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

INDEX

PAGE
NUMBER

PART I: Financial Information

Item 1: Unaudited Financial Statements:
Consolidated Statements of Income for the - six months ended June 30, 2002
and 2001 (Unaudited)	3

Consolidated Statements of Income for the - three months ended June 30, 2002 and 2001 (Unaudited)	4

Consolidated Balance Sheets as of - June 30, 2002 (Unaudited) and December 31, 2001 (Audited)	5

Consolidated Statements of Comprehensive Income for the - six months and three months ended June 30, 2002 and 2001 (Unaudited)	6

Consolidated Statements of Stockholder's Equity for the - six months ended
June 30, 2002 and 2001 (Unaudited)	7

Consolidated Statements of Cash Flows for the - six months ended
June 30, 2002 and 2001 (Unaudited)	8-9

Notes to Unaudited Consolidated Financial Statements	10-16
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	17-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28-30

PART II: Other Information
Item 4: Submission of Matters to a Vote of Security Holders	31

Item 6: Exhibits and Reports on Form 8-K	31

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

For the six months ended June 30
	Unaudited
	2002	2001

Revenues

Premiums and annuity considerations	$ 22	$ 19
Net investment income	156	176
Net realized investment gains	13	17
Fee and other income	171	134

Total revenues	362	346

Benefits and Expenses

Policyowner benefits	139	152
Other operating expenses	86	74
Amortization of deferred policy acquisition costs	102	73

Total benefits and expenses	327	299

Income from operations	35	47

Interest expense	47	47

Income (Loss) before income tax benefit and
cumulative effect of change in accounting principle	(12)	0

Income tax benefit	(15)	(6)

Net income before cumulative effect of change
in accounting principle	3	6

Cumulative effect of change in accounting
principle, net of taxes	-	5

Net income	$ 3	$ 11

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

For the three months ended June 30,

	Unaudited
	2002	2001

Revenues

Premiums and annuity considerations	$ 10	$ 10
Net investment income	99	100
Net realized investment gains	4	3
Fee and other income	84	71

Total revenues	197	184

Benefits and Expense

Policyowner benefits	63	71
Other operating expenses	38	41
Amortization of deferred policy acquisition costs	68	18

Total benefits and expenses	169	130

Income from operations	28	54

Interest expense	23	23

Income before income tax expense (benefit)	5	31

Income tax expense (benefit)	(7)	8

Net income	$ 12	$ 23

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in millions except per share data)
	Unaudited
ASSETS	June 30, 2002	December 31, 2001
Investments
Fixed maturities available-for-sale at fair value (amortized cost
of $1,895 and $2,040 in 2002 and 2001, respectively)	$1,943	$2,098
Trading fixed maturities at fair value (amortized cost of $1,404
and $1,020 in 2002 and 2001, respectively)	1,403	1,041
Subordinated note from affiliate held-to-maturity (fair value of $620
in 2002 and 2001)	600	600
Short-term investments	129	103
Mortgage loans	809	915
Real estate	82	84
Policy loans	40	43
Other invested assets	100	67
Total investments	5,106	4,951

Cash and cash equivalents	312	180
Accrued investment income	65	64
Deferred policy acquisition costs	737	766
Outstanding premiums	3	4
Other assets	197	112
Separate account assets	14,528	16,233
Total assets	$20,948	$22,310

LIABILITIES
Future contract and policy benefits	$684	$691
Contractholder deposit funds and other policy liabilities	3,573	3,146
Unearned revenue	11	12
Accrued expenses and taxes	96	116
Deferred federal income taxes	97	99
Long-term debt payable to affiliate	565	565
Partnership capital securities	608	608
Other liabilities	50	108
Separate account liabilities	14,528	16,233
Total liabilities	20,212	21,578

STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	6	6
Additional paid-in capital	265	265
Accumulated other comprehensive income	39	38
Retained earnings	426	423
Total stockholder's equity	736	732

Total liabilities and stockholder's equity	$20,948	$22,310

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

For the six months ended June 30,
	Unaudited
	2002	2001

Net income	$ 3	$ 11
Other comprehensive income (loss):
Net change in unrealized investment gains, net of related
offsets, reclassification adjustments, and income taxes	1	(1)

Comprehensive income	$ 4	$ 10

For the three months ended June 30,
	Unaudited
	2002	2001

Net income	$ 12	$ 23
Other comprehensive income (loss)
Net change in unrealized investment gains, net of related
offsets, reclassification adjustments, and income taxes	12	(5)

Comprehensive income	$ 24	$ 18

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in millions)

For the six months ended June 30, 2002 and 2001

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2000	$6	$265	$39	$451	$761

Comprehensive income:
Net income				11	11
Other comprehensive loss			(1)		(1)
Dividends to stockholder				(15)	(15)

Balance at June 30, 2001	$6	$265	$38	$447	$756

Balance at December 31, 2001	$6	$265	$38	$423	$732

Comprehensive income:
Net income				3	3
Other comprehensive income			1		1

Balance at June 30, 2002	$6	$265	$39	$426	$736

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the six months ended June 30,
	Unaudited
	2002	2001

Cash Flows From Operating Activities:
Net income	$ 3	$ 11
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	7	4
Net realized (gains) losses on investments	(13)	(17)
Net unrealized (gains) on trading securities and derivatives	(65)	37
Interest credited to contractholder deposits	65	95
Deferred federal income taxes	(2)	6
Cumulative effect of change in accounting principle	-	(5)
Changes in assets and liabilities:
Deferred acquisition costs	40	(13)
Accrued investment income	(2)	(3)
Other assets	(96)	(90)
Future contract and policy benefits	(7)	(14)
Other, net	(19)	104

Net cash provided by (used in) operating activities	(89)	115

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	508	707
Trading fixed maturities	163	145
Mortgage loans	170	35
Real estate	4	9
Other invested assets	-	8
Purchases of:
Available-for-sale fixed maturities	(356)	(527)
Trading fixed maturities	(545)	(463)
Subsidiaries	-	(5)
Mortgage loans	(59)	(40)
Real estate	(3)	(8)
Other invested assets	-	(16)
Changes in other investing activities, net	(1)	(1)
Net change in policy loans	3	-
Net change in short term investments	(26)	(26)

Net cash provided by (used in) investing activities	(142)	(182)

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in millions)

For the six months ended June 30,
	Unaudited
	2002	2001

Cash Flows From Financing Activities:
Deposits and interest credited to contractholder deposit funds	$ 905	$ 1,056
Withdrawals from contractholder deposit funds	(542)	(1,096)
Dividends Paid to Stockholder	-	(15)

Net cash provided by financing activities	363	(55)

Net change in cash and cash equivalents	132	(122)

Cash and cash equivalents, beginning of period	180	390

Cash and cash equivalents, end of period	$ 312	$ 268

Supplemental Cash Flow Information:
Interest Paid	$ 47	$ 47
Income taxes paid (refunded)	$ 15	$ (3)

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements include the accounts of the Company and its subsidiaries. As of June 30, 2002, the Company owned all of the outstanding shares of Sun Life Insurance and Annuity Company of New York, Sun Life of Canada (U.S.) Distributors, Inc., Sun Life Financial Services Limited, Sun Benefit Services Company, Inc., Sun Capital Advisers, Inc., Sun Life of Canada (U.S.) SPE 97-I, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Vision Financial Corporation and Clarendon Insurance Agency, Inc. The results are also consolidated with Sun Life of Canada Funding, LLC, which is owned by a trust sponsored by the Company and Sun Life of Canada (U.S.) Limited Partnership I, for which Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner.

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

On March 12, 2001, the Company purchased Vision Financial Corporation for approximately $5.0 million and acquired approximately $1.6 million of goodwill. Vision Financial Corporation, based in Keene, N.H., is a third-party administrator that specializes in the administration of insurance products sold at the worksite. The Company has recorded the acquisition using the purchase method of accounting. The results of operations of Vision Financial Corporation for the six months ended June 30, 2002 and 2001 were insignificant to the Company.

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

RECLASSIFICATIONS

Certain amounts in the prior year's financial statements have been reclassified to conform to the 2002 presentation.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities including fair value hedges and cash flow hedges. All derivatives, whether designated in hedging relationships or not, required to be recorded on the balance sheet at fair value. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". These Statements will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement, which for companies with calendar year ends, was January 1, 2002. Adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company.

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

The FASB recently issued an exposure draft of an interpretation of SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to provide additional guidance to assist companies in identifying and accounting for special purpose entities ("SPEs") including when SPEs should be consolidated by the investor. The exposure draft introduces a concept that consolidation would be required unless the SPE can meet certain substantive independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the accounting treatment of these entities.

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

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with Sun Life Assurance Company of Canada ("SLOC") which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $7,820,000 and $16,493,000 for the three and six month periods ended June 30, 2002, respectively, and $11,680,000 and $22,531,000 for the same periods in 2001.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (Continued)

Effective January 2002, essentially all United States employees of Keyport Life Insurance Company ("Keyport Life"), an affiliate, and SLOC became employees of the Company. As a result, the Company has assumed most other operating expenses of Keyport Life, including salaries and benefits, as well as the salaries and benefits previously incurred by SLOC in the United States. Salaries, benefits, and other general expenses increased by $14,321,000 and $29,979,000 for the three and six month periods ended June 30, 2002 as compared to the same period in 2001 primarily due to this transfer. In accordance with a tri-party management service agreement between the Company, Keyport Life, and SLOC, the Company provides personnel and certain services to Keyport Life and SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $11,087,000 and $24,456,000 for the three and six month periods ended June 30, 2002. Management believes intercompany revenues and expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a standalone basis.

The Company leases office space to SLOC under lease agreements with terms expiring in September, 2005 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for the three and six month periods amounted to approximately $2,914,000 and $5,828,000 in 2002 and $2,193,000 and $4,386,000 in 2001.

On May 29, 2002, the Company sold its $100,000,000 note from Massachusetts Financial Services Company, an affiliate, to Keyport Life Insurance Company, another affiliate, for approximately $107,000,000. The note was included in fixed maturities available-for-sale at December 31, 2001.

See Note 5. for an additional transaction with an affiliate which occurred after the balance sheet date.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (Continued)

The following amounts pertain to the various business segments:
(in millions)			Pretax	Net
	Total	Total	Income	Income	Total
	Revenues	Expenditures	(Loss)	(Loss)*	Assets

	Six Months Ended June 30, 2002				June 30, 2002
Individual Protection	$ 25	$ 24	$ 1	$ 1	$ 1,920
Group Protection	11	7	4	3	38
Wealth Management	243	290	(47)	(30)	18,657
Corporate	83	53	30	29	333
Total	$ 362	$ 374	$ (12)	$ 3	$ 20,948

	Six Months ended June 30, 2001				December 31, 2001

Individual Protection	$ 12	$ 11	$ 1	$ 1	$ 1,686
Group Protection	9	7	2	1	38
Wealth Management	281	275	6	8	20,281
Corporate	44	53	(9)	(4)	305
Total	$ 346	$ 346	$ -	$ 6	$ 22,310
	Three Months Ended June 30, 2002				June 30, 2002

Individual Protection	$ 11	$ 10	$ 1	$ 1	$ 1,920
Group Protection	6	3	3	2	38
Wealth Management	91	151	(60)	(39)	18,657
Corporate	89	28	61	48	333
Total	$ 197	$ 192	$ 5	$ 12	$ 20,948

	Three Months ended June 30, 2001				December 31, 2001

Individual Protection	$ 10	$ 9	$ 1	$ 1	$ 1,686
Group Protection	5	4	1	1	38
Wealth Management	158	115	43	29	20,281
Corporate	11	25	(14)	(8)	305
Total	$ 184	$ 153	$ 31	$ 23	$ 22,310

*Net income (loss) before the cumulative effect of change in accounting principle in 2001.

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

The Company has syndicated two lines of credit each in the amount of $250 million. There are 14 banks in the syndicate of lenders, which is led by J.P. Morgan Chase Bank, New York. The banks have committed to lend funds of up to $500 million when requested by the Company at prevailing rates determined in accordance with the line of credit agreements. One line of credit terminates October 2002, the other in October 2003. As of June 30, 2002, no amounts have been borrowed.

5. SUBSEQUENT EVENT

On July 25, 2002, the Company issued an $80,000,000 promissory note at 5.71% to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) Ltd"), which matures on June 30, 2012. The Company will pay interest semi-annually to Sun Life (Hungary) Ltd beginning December 31, 2002. The proceeds of the note will be used to purchase fixed rate corporate and government bonds.

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

Investments - Derivatives

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, to alter investment rate exposures arising from mismatches between assets and liabilities, and to minimize the Company's exposure to fluctuations in interest rates, foreign currency exchange rates and general market conditions. The derivative instruments used by the Company include swaps and options. The Company does not employ hedge accounting treatment. As a result, the unrealized gains and losses are recognized immediately in net investment income. Changes in the level of interest rates, foreign currency exchange rates or equity markets will cause the value of these derivatives to change and can cause quarterly fluctuations in earnings.

The Company believes that its derivatives provide economic hedges against the risks noted. Since the majority of the liabilities that are being hedged are not carried at fair value, the changes in the fair value of the derivatives will cause fluctuation in the reported earnings from period to period as interest rates, foreign currency exchange rates and equity markets change.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2002 compared to six months ended June 30, 2001:

Net Income

Net income was $3 million for the six months ended June 30, 2002 as compared to $11 million for the six months ended June 30, 2001. The results declined by $12 million on a pretax basis before the cumulative change in accounting principle that was recorded in the first quarter of 2001 related to the adoption of Statement of Financial Accounting Standards No. 133. Key factors of the decline in earnings relate to lower net investment income and increased amortization of deferred acquisition costs ("DAC").

Total revenues of $362 million for the six months ended June 30, 2002 increased $16 million as compared to the six months ended June 30, 2001.

o

Fee and other income increased by $37 million, despite reduced mortality and expense fees. Mortality and expense fees are earned as a percentage of variable account asset balances. Variable account assets have been declining due to lower sales and market depreciation, resulting in decreased fees for the six month period of $11 million as compared to the same period in 2001. The increase in total fees and other income is primarily due to new distribution and service contracts with affiliates outside of the consolidated group that were effective July 1, 2001. Operating expenses associated with some of these contracts increased $15 million, offsetting the benefit from the increased intercompany fees.

o

Net investment income and net realized investment gains decreased by $24 million. The decline in market value of certain telecommunication sector bonds toward the end of the second quarter that were deemed other than temporary in nature accounted for $23 million of the decrease.

Total benefits and expenses of $327 million for the six months ended June 30, 2002 increased by $28 million as compared to the six months ended June 30, 2001.

o

Amortization expense of DAC, primarily associated with the Company's annuity products within the Wealth Management segment, increased by $29 million. Market conditions during the first half of 2002 have continued to deteriorate. The downturn of the market from period to period reduces the estimated future gross profits that are used to amortize DAC, resulting in increased amortization and a lower DAC asset balance.

o

Policyowner benefits of $139 million and $152 million for the six months ended June 30, 2002 and 2001, respectively, decreased as customers shifted their preferences among annuity products. Products in which policyowners receive a bonus payment upon initial deposit dropped significantly in 2002 for the Company and the annuity marketplace in general. These bonus payments that are expensed as incurred were $11 million lower for the six months ended June 30, 2002 as compared to the same period in 2001 due to decreased deposits into these products.

o

Operating expenses of $86 million for the six months ended June 30, 2002 increased $12 million as compared to the $74 million for the six months ended June 30, 2001. Most of this increase pertains to the new contracts between subsidiaries of the Company and affiliates outside of the consolidated group as noted above.

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
			% Change
	2002	2001	2002/2001
Wealth Management
$        (30)

$        8
			(475%)
Individual Protection	1	1	-
Group Protection	3	1	200%
Corporate	29	(4)	825%
	$ 3	$ 6	(50%)

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

The Company sells its annuity products via two affiliated wholesale distribution organizations, Massachusetts Financial Distributors (Regatta products) and Sun Life of Canada (U.S.) Distributors, Inc., a subsidiary of the Company (Futurity products). During the second quarter of 2002, a third, non-affiliated distributor organization, Liberty Fund Distributors, initiated sales with the inception of a new product, All Star. The annuity products are then distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents, and financial advisers.

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

Wealth Management net income (loss) was ($30) million and $13 million for the six months ended June 30, 2002 and 2001, respectively. The income (loss) on a pretax basis, before cumulative changes in accounting principles, was ($47) million and $6 million for the six months ended June 30, 2002 and 2001, respectively. The $53 million pretax decrease is primarily due to three factors: 1) decline in market value of bonds in the Wealth Management portfolio which are classified as trading securities; and 2) increased amortization of DAC on annuity products; and a decrease in the market value of derivatives used in asset/liability management.

Total Revenues were $243 million and $281 million for the six months ended June 30, 2002 and 2001, respectively.

o

Unrealized gains (losses) on trading securities changed by ($22) million and $11 million for the six months ended June 30, 2002 and 2001, respectively, accounting for $33 million of the decline in pretax earnings of Wealth Management for the first half of 2002. $17 million of the losses in the current period were due to certain telecommunications sector bonds that significantly lost value toward the end of the quarter.

o	Net investment realized gains (losses) decreased by $10 million for the six month period ended June 30, 2002 as compared to the same period in 2001.

o

Fee and other income were $137 million and $132 million for the six months ended June 30, 2002 and 2001. Fees that are based on the average net assets of variable annuity accounts ("mortality and expense fees") declined $12 million as a result of lower variable annuity account balances. Variable annuity assets have decreased by approximately $2 billion or 13% since December 31, 2001 due to both market depreciation and lower net deposits. Net deposits of fixed and variable annuity products decreased by $0.8 billion compared with the six months ended June 30, 2001. The decrease in deposit activity reflects lower variable annuity sales due to the unfavorable condition of the equity markets in general. The Company's results follow that of the variable annuity marketplace, which continues to experience decreased sales during 2002 as compared to the first half of 2001. The reduced mortality and expense fees were offset by $13 million of distribution fees earned from a new service contract between a subsidiary and an affiliate outside of the consolidated group; however, operating expenses associated with this new contract increased by $9 million. Other contracts with affiliates increased fee income by $4 million for the six months ended June 30, 2002 as compared to the same period in 2001.

Total Benefits and Expenditures were $290 million and $275 million for the six months ended June 30, 2002 and 2001.

o

Amortization of DAC increased by $22 million for the six months ended June 30, 2002 as compared to the same period in 2001. The Wealth Management segment has been significantly impacted by changes in the market. As noted above, during the first half of 2002, market conditions continued to decline. Market depreciation and lower net deposit activity of variable assets generated lower fees that, in turn, had a negative impact on the unamortized balance of DAC, especially with regard to some of the newer products. Estimated future gross profits used to amortize DAC were reduced, based on the lower fees and expected investment income, resulting in increased amortization.

o

Policyholder benefits decreased by approximately $14 million for the six months ended June 30, 2002 as compared to 2001. The decrease in policyholder benefits is attributed primarily to lower bonus payments credited to policyholder accounts. The bonus annuity products credit the policyholder's account with a bonus payment upon receipt of the deposit; the expense is included in annuity payments. As a result of the reduced sales of the annuity products, year to date bonus payments of $6 million for 2002 were an $11 million decrease from the $17 million of bonus payments made during the six months ended June 30, 2001. Partially offsetting these decreases in policyowner benefits were increases in death benefits paid over policyholder account balances.

o

Underwriting, acquisition and other operating expenses increased by $11 million for the six months ended June 30, 2002 as compared to the same period in 2001. The Company experienced increased operating expenses within the investment adviser subsidiaries reflecting increased volumes of new business, most of which can be attributed to the acquisition of Keyport Life Insurance Company and affiliates by the Company's parent. The increases in subsidiaries' operating expenses are offset in increased fees as noted above.

Other items to note regarding the Wealth Management segment:
o

Net deposits in the Futurity line of products represented $379 million of total annuity deposits for the six months ended June 30, 2002; a decrease of $62 million as compared to 2001. The Company expects that sales of the Futurity product will increase in the future, based on management's beliefs that (i) market demand will continue to grow for multi-manager variable annuity products despite the negative impact of volatile equity markets, (ii) there will be increased productivity from an expanded wholesale distribution network, (iii) recently acquired affiliate, Independent Financial Marketing Group, will provide cross-selling opportunities within its retail bank distribution network, and (iv) the marketplace will continue to respond favorably to introductions of new Futurity products, strong asset allocation capabilities, and product enhancements. During the third quarter of 2002, the Company will introduce a new generation of Futurity Products.

o

The Company also expects increased sales in the future with the launch of a new Regatta multi-manager annuity product to be distributed by an affiliate, MFS Fund Distributors, Inc. This product will complement the current line of Regatta products managed by an affiliate, Massachusetts Financial Services Company.

o

During the second quarter of 2002, the Company introduced its first proprietary product; a four year variable annuity product to be distributed solely by Liberty Fund Distributors ("LFD"). In the third quarter of 2002, two additional products to be distributed by LFD will be launched: a seven year variable annuity product and a bonus variable annuity product

Individual Protection Segment

The Company currently markets variable life insurance products. These products include variable universal life products marketed to the corporate-owned life insurance ("COLI") market, which were first introduced in late 1997. In September 1999, the Company introduced a new variable life product as part of the Futurity product portfolio. The Company's management expects the variable life business to grow and become more significant.

Earnings from the Individual Protection segment for the six months ended June 30, 2002 remained consistent with the six months ended June 30, 2001. Pretax net income increased slightly by $0.4 million. This minor increase was attributed to many factors including increased fee income offset by the net impact of changes in DAC. New and existing business in the COLI and Futurity variable universal life product lines increased fee and other income by $7 million for the six months ended June 30, 2002 as compared to the same period in 2002. Amortization of DAC also increased by $7 million during the six months ended June 30, 2002 as compared to the same period in 2001. Amortization of DAC is higher in 2002 due to significant favorable cumulative adjustments to DAC recorded in 2001. Investment income and net realized gains and losses were consistent with the prior year period.

Group Protection Segment

The Group Protection segment focuses on providing life and disability insurance to small and medium sized employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income was $2.7 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively. Pretax income for the six months ended June 30, 2002 increased by $2.4 million as compared to the same period in 2001 primarily as a result of increased premiums. During the six months ended June 30, 2002, the Company began selling Stop-Loss insurance. Rate increases on renewals and new business, together with increased volume in the life products and persistency in the in-force block of life business, resulted in increased premiums by $2.5 million ($1.0 million pertaining to Stop-Loss). Improvements in commissions and operating expenses also contributed to the increased earnings. Claims were comparable to 2001.

Corporate Segment

The Corporate segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The Corporate segment had a net income of $29 million for the six months ended June 30, 2002 as compared to a net loss of ($4) million for the same period in 2001. This $33 million increase reflects $36 million of derivative income earned during the six months ended June 30, 2002 as compared to $9 million of losses recognized in 2001. During the last six months of 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy. The fair value of these options increased by $31 million since December 31, 2001. Realized gains on bonds decreased by $6 million primarily due to the recognition of the decline in market value of certain available-for-sale securities which was deemed other than temporary.

Three months ended June 30, 2002 compared to three months ended June 30, 2001:

Net Income

Net income was $12 million for the three months ended June 30, 2002 as compared to $23 million for the three months ended June 30, 2001. The results declined by $26 million on a pretax basis due to a significant increase in the amortization of DAC offset by lower payments to policyholders and increased fee income. The Company experienced significant swings in the market value of various derivative instruments used in its business segments; however, when comparing the current quarter to the prior year quarter on a consolidated basis, these fluctuations had an insignificant impact on earnings.

Total revenues of $197 million for the three months ended June 30, 2002 increased $13 million as compared to the three months ended June 30, 2001. Fee and other income increased by $13 million, despite reduced mortality and expense fees of $6 million for the quarter as compared to the same quarter in 2001. The increase in total fees and other income is primarily due to new distribution and service contracts with affiliates outside of the consolidated group that were effective July 1, 2001. Operating expenses associated with some of these contracts increased $8 million, offsetting the benefit from the increased intercompany fees.

Total benefits and expenses of $169 million for the three months ended June 30, 2002 increased by $39 million as compared to the three months ended June 30, 2001.
o

Amortization expense of DAC, primarily associated with the Company's annuity products within the Wealth Management segment, increased by $50 million. Market conditions during the quarter ended June 30, 2002 have continued to deteriorate; however, at the end of the second quarter of 2001, there was a slight improvement. The volatility of the market from period to period affects the estimated future gross profits that are used to amortize DAC, resulting in cumulative adjustments to the DAC asset balance that are netted with current period amortization expense.

o

Policyowner benefits of $63 million and $71 million for the three months ended June 30, 2002 and 2001, respectively, decreased as a result of lower sales. $4 million of the decrease is due to lower bonus payments made to policyowners due to decreased deposits into the bonus paying products.

o

Operating expenses of $38 million for the three months ended June 30, 2002 decreased $3 million as compared to the $41 million for the three months ended June 30, 2001. Lower premium taxes and commissions (net of deferrals) offset the increased operating expenses noted above that relate to the new contracts between subsidiaries of the Company and affiliates outside of the consolidated group.

Net Income (Loss) from Operations By Segment

The following table provides a summary of net income for the three months ended June 30, 2002 and 2001 by segment (after tax), which is discussed more fully below.
	Three Months	Three Months	% Change
	2002	2001	2002/2001
Wealth Management
$         (39)

$            29
			(234%)
Individual Protection	1	1	-
Group Protection	2	1	100%
Corporate	48	(8)	700%
	$ 12	$ 23	(48%)

Wealth Management Segment

Net income (loss) for the quarter declined $68 million as compared to the second quarter of 2001; the decline was $102 million on a pretax basis. The volatility of market conditions in general have significantly impacted Wealth Management as evidenced by lower derivative income, market depreciation of certain trading securities, and increased amortization of deferred acquisition costs.

$66 million of the decline in pretax net income (loss) is related to the program which offers guaranteed investment contracts ("GICs") to unrelated third parties in overseas markets. This program began during the second quarter of 2000 and has grown from initial deposits of $177 million to approximately $1.4 billion inception to date. Due to the nature of the contracts and the investment portfolio backing the contract holder liabilities, the program has the potential to be significantly impacted by changes in market conditions from quarter to quarter including changes in interest rates, currency exchange rates and investment spread. Wealth Management uses various derivative instruments as part of its asset-liability management programs. The Company does not employ hedge accounting for its derivatives. The changes in the fair values of the derivatives are reflected in the income while the liabilities are maintained at book value. This introduces volatility into the earnings. Despite significant volatility on derivatives associated with the new GICs, the Company's exposure is limited due to the structure of payment terms at maturity.

Following are other major factors affecting the Wealth Management segment's results in the second quarter of 2002 as compared to 2001.
o

Amortization of DAC increased by $46 million for the three months ended June 30, 2002 as compared to the same period in 2001. As noted above, during the second quarter of 2002, market conditions continued to decline. Market depreciation and lower net deposit activity of variable assets generated lower fees that, in turn, had a negative impact on the unamortized balance of DAC, especially with regard to some of the newer products. Estimated future gross profits used to amortize DAC were reduced, based on the lower fees and expected investment income, resulting in increased amortization.

o	Net investment realized gains (losses) decreased by $3 million for the three month period ended June 30, 2002 as compared to the same period in 2001.

o

Policyholder benefits decreased by approximately $11 million for the three months ended June 30, 2002 as compared to 2001. Lower interest credited to policyowners accounts for $16 million of the decrease due to the lower fixed annuity account balances; however, there is minimal impact on earnings since net investment income earned on the bonds related to the account balances also declined. $4 million of the decrease is due to lower bonus payments made to policyowners due to decreased deposits into the bonus paying products. These decreases are offset by increased death payments made over account value of $8 million for the quarter as compared to the quarter ended June 30, 2001.

Individual Protection Segment

Earnings from the Individual Protection segment for the second quarter of 2002 remained consistent with the same period in 2001. Pretax net income increased by $0.7 million primarily due to increased fees from new and existing business in the COLI and Futurity variable universal life product lines. Investment income and net realized gains and losses were consistent with the prior year period.

Group Protection Segment

Net income of $2.0 million for the quarter increased $1.0 million over the same period in 2001; the increase was $1.4 million on a pretax basis. Rate increases on renewals and new business, together with increased volume in the life products and persistency in the in-force block of life business, resulted in increased premiums of $0.8 million ($0.3 pertaining to Stop-Loss). Improvements in commissions and operating expenses also contributed to the increased earnings. Claims were comparable to 2001.

Corporate Segment

The Corporate segment had net income of $48 million for the three months ended June 30, 2002 as compared to a net loss of $8 million for the same period in 2001. This significant increase reflects the change in fair value of the S&P index put options that the Company purchased as part of its overall risk management strategy. The market value of these options increased $63 million during the quarter. Realized gains on bonds decreased by $4 million primarily due to the recognition of the decline in market value of certain available-for-sale securities which was deemed other than temporary.

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

The following table summarizes changes in asset balances during the six months ended June 30, 2002.

Assets ($ in millions)
			% Change
	June 30, 2002	December 31, 2001	2002/2001

General account assets	$ 6,420	$ 6,077	5.6%
Separate account assets	14,528	16,233	(10.5%)

Total assets	$ 20,948	$ 22,310	(6.1%)

General account assets increased by 5.6% in 2002, while variable separate account assets decreased by 10.5%. The growth in general account assets is primarily due to the new GIC products marketed to foreign investors which had net deposits of approximately $397 million during the six months ended June 30, 2002. The decline in variable separate accounts as compared to the general account reflects depreciation of the funds held in the variable separate accounts, which was significant during the first half of 2001, as well as increased surrenders. Net deposit activity reduced variable account assets by $256 million since December 31, 2001.

The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash, invested assets, and deferred policy acquisition costs, which represented essentially all of general account assets at June 30, 2002. Major types of invested asset holdings included fixed maturity securities, short-term investments, mortgages, real estate and other invested assets. The Company's fixed maturity securities, totaling $3,946.2 million, comprised 77.3% of the Company's portfolio of invested assets at June 30, 2002, and included both public and private issues as well as $600 million of subordinated debentures from the Company's parent. It is the Company's policy to acquire only investment-grade securities in the general account. As a result, the overall quality of the fixed maturity portfolio is high. At June 30, 2002, only 4.8% of the fixed maturity portfolio was rated below-investment-grade. Short-term investments of $129 million represented 2.5% of the total portfolio. The Company's mortgage holdings amounted to $809 million at June 30, 2002 representing 15.8% of the total portfolio. All of the Company's mortgage holdings at June 30, 2002 were in good standing. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At June 30, 2002, investment real estate amounted to $82 million, representing about 1.6% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Other invested assets amounted to $100 million, representing about 2.0% of the portfolio. These holdings comprised mainly leveraged lease investments, limited partnerships and unrealized gains on derivatives. Policy loans represent the remaining 0.8% of invested assets.

Liabilities

As with assets, the variable separate account liabilities have been decreasing during 2002 due to the unfavorable market conditions. Liabilities decreased 6.3% during the first half of 2002. Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds. During 2001, the new GIC products marketed overseas were introduced which have increased general account liabilities by approximately $1.4 billion from inception to date. The Company would expect the general account liabilities related to annuity contracts and deposit funds to decline more than separate account liabilities because it believes that in the future, net deposits to variable products will exceed net deposits for the fixed contracts associated with these liabilities.

Capital Markets Risk Management

See Item 3 "Quantitative and Qualitative Disclosures About Market Risk", in this quarterly report on Form 10-Q for a discussion of the Company's capital markets risk management.

Capital resources

Capital adequacy

The National Association of Insurance Commissioners (''NAIC'') adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital (''RBC'') formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to assets, insurance, interest rates, and business risks. According to the RBC calculation, the Company met its capital requirements at June 30, 2002 and December 31, 2001.

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

The Company has syndicated two lines of credit each in the amount of $250 million. There are 14 banks in the syndicate of lenders, which is led by J. P. Chase Manhattan Bank, New York. The banks have committed to lend funds upon request by the Company, with interest at prevailing rates determined in accordance with the line of credit agreements. One line of credit terminates October 2002, the other in October 2003. As of June 30, 2002, no amounts have been borrowed.

The Company has made commitments of mortgage loans on real estate and private limited partnerships into the future. The outstanding commitments at June 30, 2002 amount to $10,080,000 for mortgages and $11,996,000 for private limited partnerships, respectively.

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

SUBSEQUENT EVENT

On July 25, 2002, the Company issued an $80,000,000 promissory note at 5.71% to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) Ltd"), which matures on June 30, 2012. The Company will pay interest semi-annually to Sun Life (Hungary) Ltd beginning December 31, 2002. The proceeds of the note will be used to purchase fixed rate corporate and government bonds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This discussion covers market risks associated with investment portfolios that support the Company's general account liabilities including non-unitized fixed product liabilities. This discussion does not cover market risks associated with those investment portfolios that support unitized separate account products. For these products, the policyholder, rather than the Company, assumes these market risks.

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

Types of market risks

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's practice, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands. The Company does hold real estate and equity options in its portfolios. (At June 30, 2002, investment real estate holdings represented approximately 1.6% of the Company's total general account investment portfolio.) The management of interest rate risk exposure is discussed below.

Interest rate risk management

The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches. As a result of commercial mortgage securitization transactions, the Company retained subordinated interest certificates as well as interest only certificates.

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

Liabilities categorized as financial instruments and held in the Company's general account as of June 30, 2002 had a fair value of $4,659.6 million. Fixed income investments supporting those liabilities had a fair value of $5,279.6 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of June 30, 2002. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $193.2 million (for an adjusted total of approximately $4,852.8 million) and the corresponding assets would show a net increase of $148.6 million (for an adjusted total of approximately $5,428.2 million).

By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 2001 had a fair value of $4,347.0 million. Fixed income investments supporting those liabilities had a fair value of $5,020.2 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of December 31, 2001. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $206.2 million (for an adjusted total of approximately $4,553 million) and the corresponding assets would show a net increase of $172.5 million (for an adjusted total of approximately $5,193 million).

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

During 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy. At June 30, 2002, the fair value of the options was $117.2 million. The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options at June 30, 2002 by $43.2 million. A negative shift in the market of 10% would increase the market value by $61.2 million at June 30, 2002.

PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
(a)	The Company had no exhibits incorporated by reference

(b)	The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.)

August 14, 2002

____________/s/ James McNulty, III _____________
James McNulty III, President

August 14, 2002

____________/s/ Davey S. Scoon _____________
Davey S. Scoon, Vice President, Chief Administrative and
Financial Officer and Treasurer