Form 10-Q
period 2002-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2002-11-14
CIK 745544

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended September 30, 2002	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853 and 333-11699

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of Principal Executive Offices)		(Zip Code)
Registrant's telephone number, including area code	(781) 237-6030

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

Registrant has 6,437 shares of common stock outstanding on November 14, 2002, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A WHOLLY-OWNED SUBSIDIARY OF

SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

INDEX

PAGE
NUMBER

PART I: Financial Information

Item 1: Financial Statements:
Consolidated Statements of Income for the nine months ended September 30, 2002
and 2001 (Unaudited)	3

Consolidated Statements of Income for the three months ended September 30, 2002 and 2001 (Unaudited)	4

Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001 (Audited)	5

Consolidated Statements of Comprehensive Income for the nine months and three months ended September 30, 2002 and 2001 (Unaudited)	6

Consolidated Statements of Stockholder's Equity for the nine months ended
September 30, 2002 and 2001 (Unaudited)	7

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2002 and 2001 (Unaudited)	8-9

Notes to Unaudited Consolidated Financial Statements	10-17
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	18-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31-33

Item 4. Controls and Procedures	34

PART II: Other Information
Item 4: Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6: Exhibits and Reports on Form 8-K	34


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

For the nine months ended September 30,
	Unaudited
	2002	2001

Revenues

Premiums and annuity considerations	$ 33	$ 31
Net investment income	173	243
Net realized investment gains	133	20
Fee and other income	258	207

Total revenues	597	501

Benefits and Expenses

Policyowner benefits	183	228
Other operating expenses	130	111
Amortization of deferred policy acquisition costs	198	104

Total benefits and expenses	511	443

Income from operations	86	58

Interest expense	72	71

Income (1oss) before income tax benefit and
cumulative effect of change in accounting principle	14	(13)

Income tax benefit	(14)	(13)

Net income before cumulative effect of change
in accounting principle	28	-

Cumulative effect of change in accounting
principle, net of taxes	-	5

Net income	$ 28	$ 5

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

For the three months ended September 30,

	Unaudited
	2002	2001

Revenues

Premiums and annuity considerations	$ 11	$ 11
Net investment income	17	67
Net realized investment gains	120	3
Fee and other income	87	74

Total revenues	235	155

Benefits and Expense

Policyowner benefits	43	77
Other operating expenses	45	37
Amortization of deferred policy acquisition costs	96	30

Total benefits and expenses	184	144

Income from operations	51	11

Interest expense	25	24

Income (loss) before income tax expense (benefit)	26	(13)

Income tax expense (benefit)	1	(7)

Net income (loss)	$ 25	$ (6)

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in millions except per share data)
	Unaudited
ASSETS	September 30, 2002	December 31, 2001
Investments
Fixed maturities available-for-sale at fair value (amortized cost
of $2,055 and $2,040 in 2002 and 2001, respectively)	$2,134	$2,098
Trading fixed maturities at fair value (amortized cost of $1,378
and $1,020 in 2002 and 2001, respectively)	1,376	1,041
Subordinated note from affiliate held-to-maturity (fair value of $614
and $620 in 2002 and 2001, respectively)	600	600
Short-term investments	138	103
Mortgage loans	791	915
Real estate	81	84
Policy loans	40	43
Other invested assets	152	67
Total investments	5,312	4,951

Cash and cash equivalents	583	180
Accrued investment income	85	64
Deferred policy acquisition costs	633	766
Outstanding premiums	3	4
Other assets	170	112
Separate account assets	12,892	16,233
Total assets	$19,678	$22,310

LIABILITIES
Future contract and policy benefits	$681	$691
Contractholder deposit funds and other policy liabilities	3,513	3,146
Unearned revenue	12	12
Accrued expenses and taxes	55	116
Deferred federal income taxes	179	99
Long-term debt payable to affiliates	645	565
Partnership capital securities	621	608
Other liabilities	216	108
Separate account liabilities	12,892	16,233
Total liabilities	18,814	21,578

STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	6	6
Additional paid-in capital	365	265
Accumulated other comprehensive income	42	38
Retained earnings	451	423
Total stockholder's equity	864	732

Total liabilities and stockholder's equity	$19,678	$22,310

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

For the nine months ended September 30,
	Unaudited
	2002	2001

Net income	$ 28	$ 5
Other comprehensive income
Net change in unrealized investment gains, net of related
Offsets, reclassification adjustments, and income taxes	4	19

Comprehensive income	$ 32	$ 24

For the three months ended September 30,
	Unaudited
	2002	2001

Net income (loss)	$ 25	$ (6)
Other comprehensive income
Net change in unrealized investment gains, net of related
offsets, reclassification adjustments, and income taxes	3	20

Comprehensive income	$ 28	$ 14

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in millions)

For the nine months ended September 30, 2002 and 2001

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2000	$6	$265	$39	$451	$761

Comprehensive income:
Net income				5	5
Other comprehensive income			19		19
Dividends to stockholder				(15)	(15)

Balance at September 30, 2001	$6	$265	$58	$441	$770

Balance at December 31, 2001	$6	$265	$38	$423	$732

Comprehensive income:
Net income				28	28
Other comprehensive income			4		4
Additional capital contribution		100			100

Balance at September 30, 2002	$6	$365	$42	$451	$864

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the nine months ended September 30,
      	Unaudited
	2002	2001

Cash Flows From Operating Activities:
Net income	$ 28	$ 5
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Amortization of discount and premiums	7	2
Depreciation and amortization	1	1
Net realized gains on investments	(133)	(20)
Net unrealized (gains) losses on trading securities and derivatives	5	(27)
Interest credited to contractholder deposits	62	134
Deferred federal income taxes	77	66
Cumulative effect of change in accounting principle	-	(5)
Changes in assets and liabilities:
Deferred acquisition costs	118	(7)
Accrued investment income	(21)	(15)
Other assets	(68)	(103)
Future contract and policy benefits	(11)	(18)
Other, net	123	111

Net cash provided by operating activities	188	124

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	948	956
Trading fixed maturities	251	260
Mortgage loans	200	67
Real estate	4	9
Other invested assets	240	3
Purchases of:
Available-for-sale fixed maturities	(957)	(631)
Trading fixed maturities	(607)	(619)
Subsidiaries	-	(5)
Mortgage loans	(70)	(107)
Real estate	(3)	(11)
Other invested assets	(233)	-
Changes in other investing activities, net	(11)	(3)
Net change in policy loans	3	-
Net change in short term investments	(35)	2

Net cash used in investing activities	(270)	(79)

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in millions)

For the nine months ended September 30,
	Unaudited
	2002	2001

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 1,049	$ 1,330
Withdrawals from contractholder deposit funds	(744)	(1,503)
Issuance of long-term debt and borrowed funds	80	-
Capital Contribution	100	-
Dividends paid to stockholder	-	(15)

Net cash provided by (used in) financing activities	485	(188)

Net change in cash and cash equivalents	403	(143)

Cash and cash equivalents, beginning of period	180	390

Cash and cash equivalents, end of period	$ 583	$ 247

Supplemental Cash Flow Information:
Interest paid	$ 47	$ 47
Income taxes paid (refunded)	(24)	2

The accompanying notes are an integral part of the consolidated financial statements.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") was incorporated in 1970 as a life insurance company domiciled in the state of Delaware. Effective January 31, 2001, the Company became authorized to do business in all states, except New York. The Company's wholly-owned insurance subsidiary, Sun Life Insurance and Annuity Company of New York, is licensed in New York. The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts, group life and disability insurance, stop-loss contracts, and other asset management services.

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc., which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada. Sun Life Assurance Company of Canada is a life insurance company domiciled in Canada, which reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc. ("SLC"), is now the ultimate parent of Sun Life Assurance Company of Canada and the Company.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements include the accounts of the Company and its subsidiaries. As of September 30, 2002, the Company owned all of the outstanding shares of Sun Life Insurance and Annuity Company of New York, Sun Life of Canada (U.S.) Distributors, Inc., Sun Life Financial Services Limited, Sun Benefit Services Company, Inc., Sun Capital Advisers, Inc., Sun Life of Canada (U.S.) SPE 97-I, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Vision Financial Corporation and Clarendon Insurance Agency, Inc. The results are also consolidated with Sun Life of Canada Funding, LLC, which is owned by a trust sponsored by the Company and Sun Life of Canada (U.S.) Limited Partnership I, for which Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sun Life Insurance and Annuity Company of New York is engaged in the sale of individual fixed and variable annuity contracts and group life, disability insurance and stop loss contracts in its state of domicile, New York. Sun Life of Canada (U.S.) Distributors, Inc. is a registered broker-dealer. Sun Life Financial Services Limited serves as the marketing administrator for the distribution of the offshore products of Sun Life Assurance Company of Canada, an affiliate. Sun Capital Advisers, Inc. is a registered investment adviser. Sun Life of Canada (U.S.) SPE 97-I, Inc. was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. Sun Life of Canada (U.S.) Holdings General Partner, Inc. is the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I. Clarendon Insurance Agency, Inc. is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. Sun Benefit Services Company, Inc. is inactive. Sun Life of Canada Funding, LLC was organized for the purpose of engaging in activities incidental to establishing the new guaranteed investment products of the Company. Sun Life of Canada (U.S.) Limited Partnership I was established to purchase subordinated debentures issued by the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., and to issue Partnership Capital Securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I.

On March 12, 2001, the Company purchased Vision Financial Corporation for approximately $5.0 million. Vision Financial Corporation, based in Keene, N.H., is a third-party administrator that specializes in the administration of insurance products sold at the worksite. The Company has recorded the acquisition using the purchase method of accounting and goodwill associated with this acquisition was approximately $1.6 million. The results of operations of Vision Financial Corporation for the nine months ended September 30, 2002 and 2001 were insignificant to the Company.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. As a result, the Company recorded as a change in accounting principle in the accompanying consolidated statements of income, a cumulative transition adjustment of $5.2 million, net of tax, that increased earnings relating to embedded derivatives. Prior to the adoption of SFAS No. 133, the Company had been recognizing changes in fair value of derivatives in earnings; however, embedded derivatives in insurance contracts had not been accounted for separately.

During 2001, the Company adopted the requirements of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance and Documentation Issues". The adoption of SAB No. 102 had no material effect on the Company's financial position or results of operations.

In July 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other than temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. The Company adopted EITF No. 99-20 in June 2001; it had no material impact on the Company's financial condition or results of operations.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". These Statements changed the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that statement, which for companies with calendar year ends, was January 1, 2002. Adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In September 2001, the EITF discussed Issue No. 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" which gives accounting guidance and recommended disclosures. Following this guidance, the Company has reviewed its insurance contracts to quantify potential losses, if any, as a result of the tragedy and has determined that there were no material claims exposure to the Company. The national tragedy of September 11, 2001 has also had an adverse impact on the airline, hotel and hospitality businesses. The Company has investments associated with these industries. For the three and nine month periods ended September 30, 2002 the Company recorded a $6.5 million write-down of its airline industry investments for "other -than-temporary declines" due to the decrease in market value. The Company will continue to monitor these investments to determine if any further adjustments are necessary.

The FASB recently issued an exposure draft of an interpretation of SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to provide additional guidance to assist companies in identifying and accounting for special purpose entities ("SPEs") including when SPEs should be consolidated by the investor. The exposure draft introduces a concept that consolidation would be required unless the SPE can meet certain substantive independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the Company's accounting treatment of these entities.

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

In July 2002, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Separate Accounts". This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The Company is in the process of evaluating the provisions of this SOP and its impact to the Company's financial position or results of operations.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with Sun Life Assurance Company of Canada ("SLOC") which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $8,770,000 and $25,264,000 for the three and nine month periods ended September 30, 2002, respectively, and $11,400,000 and $33,931,000 for the same periods in 2001.

Effective January 2002, essentially all United States employees of Keyport Life Insurance Company ("Keyport Life"), an affiliate, and SLOC became employees of the Company. As a result, the Company has assumed most of the operating expenses of Keyport Life, including salaries and benefits, as well as the salaries and benefits previously incurred by SLOC in the United States. In accordance with a tri-party management service agreement between the Company, Keyport Life, and SLOC, the Company provides personnel and certain services to Keyport Life and SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $11,996,000 and $36,453,000 for the three and nine month periods ended September 30, 2002, respectively. Management believes intercompany revenues and expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a standalone basis.

The Company leases office space to SLOC under lease agreements with terms expiring in September, 2005, and has options to extend the terms for each of twelve successive five-year terms at a fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the leases for the three and nine month periods ended September 30, 2002 amounted to approximately $2,914,000 and $8,742,000 in 2002 and $2,193,000 and $6,579,000 in 2001.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which Massachusetts Financial Services Company serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5,480,000 and $18,670,000 for the three and nine months ended September 30, 2002, respectively, and $7,125,000 for each of the same periods in 2001.

The Company has agreements with Keyport Life and certain of its subsidiaries ("Keyport") under which the Company provides wholesale distribution services in connection with certain annuity products offered by Keyport. Amounts received under this agreement amounted to approximately $5,440,000 and $17,390,000 for the three and nine months ended September 30, 2002, respectively.

On May 29, 2002, the Company sold its $100,000,000 note from Massachusetts Financial Services Company, an affiliate, to Keyport Life Insurance Company, another affiliate, for approximately $107,000,000. The note was included in fixed maturities available-for-sale at December 31, 2001. The note was sold at a gain of $7,000,000.

On July 25, 2002, the Company issued an $80,000,000 promissory note at 5.71% to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) Ltd"), which matures on June 30, 2012. The Company will pay interest semi-annually to Sun Life (Hungary) Ltd beginning December 31, 2002. The proceeds of the note were used to purchase fixed rate corporate and government bonds. Interest expense on the note is included in interest expense and amounted to $851,000 for the three and nine month periods ended September 30, 2002.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

On September 24, 2002, the Company received a $100,000,000 capital contribution from its parent, Sun Life of Canada (US) Holdings, Inc.

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

The Group Protection segment markets and administers group life, long-term disability, and stop-loss insurance to small and mid-size employers in the State of New York.

The Wealth Management segment markets and administers individual and group variable annuity products, individual and group fixed annuity products which include market value adjusted annuities, other retirement benefit products, and guaranteed investment contracts ("GICs") that are marketed to unrelated third parties in overseas markets. The GICs may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies. The Company uses derivative instruments to manage the risks inherent in the GIC contract options.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (Continued)

The following amounts pertain to the various business segments:
(in millions)			Pretax	Net
	Total	Total	Income	Income	Total
	Revenues	Expenditures	(Loss)	(Loss)*	Assets

	Nine months ended September 30, 2002				September 30, 2002
Individual Protection	$ 41	$ 34	$ 7	$ 4	$ 2,053
Group Protection	15	12	3	2	36
Wealth Management	437	458	(21)	(15)	17,243
Corporate	104	79	25	37	346
Total	$ 597	$ 583	$ 14	$ 28	$ 19,678

	Nine months ended September 30, 2001				December 31, 2001

Individual Protection	$ 20	$ 17	$ 3	$ 2	$ 1,686
Group Protection	13	12	1	1	38
Wealth Management	359	405	(46)	(23)	20,281
Corporate	109	80	29	20	305
Total	$ 501	$ 514	$ (13)	$ -	$ 22,310
	Three months ended September 30, 2002				September 30, 2002

Individual Protection	$ 16	$ 10	$ 6	$ 3	$ 2,053
Group Protection	4	5	(1)	(1)	36
Wealth Management	194	168	26	15	17,243
Corporate	21	26	(5)	8	346
Total	$ 235	$ 209	$ 26	$ 25	$ 19,678

	Three months ended September 30, 2001				December 31, 2001

Individual Protection	$ 8	$ 6	$ 2	$ 1	$ 1,686
Group Protection	4	5	(1)	(1)	38
Wealth Management	78	130	(52)	(31)	20,281
Corporate	65	27	38	25	305
Total	$ 155	$ 168	$ (13)	$ (6)	$ 22,310

*Net income (loss) before the cumulative effect of change in accounting principle in 2001.


SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is not aware of any contingent liabilities arising from litigation, income taxes and other matters that could have a material effect upon the financial condition or liquidity of the Company.

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

The Company has syndicated two lines of credit each in the amount of $250 million. There are 15 banks in the syndicate of lenders, which is led by J.P. Morgan Chase Bank, New York. The banks have committed to lend funds of up to $500 million when requested by the Company at prevailing rates determined in accordance with the line of credit agreements. One line of credit terminates October 2003, the other in October 2007. As of September 30, 2002, no amounts have been borrowed.

5. SUBSEQUENT EVENTS

On October 9, 2002, Sun Life Insurance and Annuity Company of New York ("SLNY") and Keyport Benefit Life Insurance Company ("KBL"), a wholly owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department (the "Department"). Pursuant to the Merger Agreement, KBL will merge with and into SLNY. SLNY will be the surviving company ("the Surviving Company"). On November 7, 2002, the respective Boards of Directors of SLNY and KBL approved the merger. The merger will be effective December 31, 2002, pending final approval from the Department and receipt of certain other state regulatory approvals.

The Surviving Company will be licensed and authorized to write all the business that is today being written by KBL. KBL will cease to exist and the Surviving Company will carry on the business that SLNY now conducts along with that now conducted through KBL.

Based upon a Pro Forma Plan of Operations and Actuarial Projections submitted to the Department in October, 2002 as part of the approval process, the Surviving Company will require a capital contribution in January, 2003 in order to sustain future target surplus levels required by the Department. The total amount of the capital contribution is approximately $45 million. The parent companies of SLNY and KBL will each contribute a percentage of that amount equal to their respective ownership percentage of the Surviving Company. That percentage is based upon the pro forma statutory book value of the Surviving Company as of September 30, 2002, the most current value available, and would result in a contribution of approximately $16 million by the Company.

On November 7, 2002, after the close of the quarterly period to which this report relates, the Board of Directors of the Company voted to transfer the Company's wholly-owned subsidiary, Sun Life of Canada (U.S.) Distributors, Inc. ("SLD"), to the Company's parent, Sun Life Financial (U.S.) Holdings, Inc. ("SLF Holdings"), for consideration equal to the book value of SLD at the time of transfer (approximately $13 million on November 7, 2002). It is anticipated that SLF Holdings will, in turn, transfer one-half of the ownership interest in SLD to the Company's affiliate Massachusetts Financial Services Company ("MFS"), so that the existing annuity distribution operations of the Company and MFS can be combined to provide enhanced revenue from increased distribution for both the Company and MFS. The transfer of SLD and the related changes in the Company's distribution arrangements are scheduled for completion in the fourth quarter of 2002.

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


RESULTS OF OPERATIONS

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001:

Net Income

Net income was $28 million for the nine months ended September 30, 2002 as compared to $5 million for the nine months ended September 30, 2001. Earnings increased by $27 million on a pretax basis before the cumulative change in accounting principle that was recorded in the first quarter of 2001 related to the adoption of Statement of Financial Accounting Standards No. 133. Key factors of the increase in earnings relate to higher fee and other income, and higher realized investment gains.

Total revenues of $597 million for the nine months ended September 30, 2002 increased $96 million as compared to the nine months ended September 30, 2001.

o

Fee and other income increased by $51 million, despite reduced mortality and expense fees. Mortality and expense fees are earned as a percentage of variable account asset balances. Variable account assets have been declining due to lower sales and market depreciation, resulting in decreased fees of $20 million for the nine month period ended September 30, 2002 as compared to the same period in 2001. The increase in total fees and other income is primarily due to new distribution and service contracts with affiliates outside of the consolidated group that were effective July 1, 2001 and November 1, 2001. The distribution fees earned on these contracts had a net income impact of $6.5 million.

o	Net investment income declined by $70 million, as a result of the decrease in the fair value of derivatives.

o

Net realized investment gains increased by $113 million due to the sale of S&P 500 put options during the third quarter of 2002. The proceeds of the sale were used to purchase similar put options with a longer term.

Total benefits and expenses of $511 million for the nine months ended September 30, 2002 increased by $68 million as compared to the nine months ended September 30, 2001.

o

Amortization expense of deferred policy acquisition costs (DAC), primarily associated with the Company's annuity products within the Wealth Management segment, increased by $94 million. Market conditions during the first nine months of 2002 have continued to deteriorate. The downturn of the market from period to period reduces the estimated future gross profits that are used to amortize DAC, resulting in increased amortization and a lower DAC asset balance.

o

Policyowner benefits of $183 million and $228 million for the nine months ended September 30, 2002 and 2001, respectively, decreased as customers shifted their preferences among annuity products. Products in which policyowners receive a bonus payment upon initial deposit dropped significantly in 2002 for the Company. These bonus payments that are expensed as incurred were $14 million lower for the nine months ended September 30, 2002 as compared to the same period in 2001 due to decreased deposits into these products. Benefits on Guaranteed Investment Contracts that pay variable rates and have equity index options declined as rates and equity markets have declined. Death benefits paid above contract values increased $22 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

o

Operating expenses of $130 million for the nine months ended September 30, 2002 increased $19 million as compared to the $111 million for the nine months ended September 30, 2001. Most of this increase pertains to the new contracts between subsidiaries of the Company and affiliates outside of the consolidated group as noted above.


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
			Dollar Change
	2002	2001	2002/2001
Wealth Management
$       (15)

$      (23)
			$ 8
Individual Protection	4	2	2
Group Protection	2	1	1
Corporate	37	20	17
	$ 28	$ -	$ 28

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

The Company sells its annuity products via two affiliated wholesale distribution organizations, Massachusetts Financial Distributors, Inc. (Regatta products) and Sun Life of Canada (U.S.) Distributors, Inc., a subsidiary of the Company (Futurity products). During the second quarter of 2002, a third, non-affiliated distributor organization, Liberty Fund Distributors, Inc., initiated sales with the inception of a new product, All Star. The annuity products are then distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents, and financial advisers. In 2002, an affiliated retail distributor, Independent Financial Marketing Group, Inc., became a significant distribution source within the bank channel.

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


Wealth Management net loss from operations was ($15) million and $(23) million for the nine months ended September 30, 2002 and 2001, respectively. The loss on a pretax basis, before cumulative changes in accounting principles, was ($21) million and $(46) million for the nine months ended September 30, 2002 and 2001, respectively. The $25 million pretax increase is primarily due to increased realized gains on investments related to the sale of the S&P 500 put options, a decrease in interest paid to policyholders offset by the decline in market value of bonds in the Wealth Management portfolio, which are classified as trading securities, as well as increased amortization of DAC on annuity products and death benefits.

Total Revenues were $437 million and $359 million for the nine months ended September 30, 2002 and 2001, respectively.

o	Unrealized gains (losses) on trading securities changed by ($23) million and $27 million for the nine months ended September 30, 2002 and 2001, respectively.

o

Net investment realized gains increased by $103 million for the nine month period ended September 30, 2002 as compared to the same period in 2001 due to realized gains on the sale of S&P 500 put options.

o

Fee and other income was $201 million and $194 million for the nine months ended September 30, 2002 and 2001, respectively. Fees that are based on the average net assets of variable annuity accounts ("mortality and expense fees") declined $22 million as a result of lower variable annuity account balances. Variable annuity assets have decreased by approximately $4 billion or 25% since December 31, 2001 due to both market depreciation and lower net deposits. Net deposits of fixed and variable annuity products decreased by $1 billion compared with the nine months ended September 30, 2001. The decrease in deposit activity reflects lower variable annuity sales due to the unfavorable condition of the equity markets in general. The Company's results follow that of the variable annuity marketplace, which continues to experience decreased sales during 2002 as compared to the same time period in 2001. The reduced mortality and expense fees were offset by $20 million of distribution fees earned from a new service contract between a subsidiary and an affiliate outside of the consolidated group; however, operating expenses associated with this new contract increased by $11 million. Other contracts with affiliates increased fee income by $6 million for the nine months ended September 30, 2002 as compared to the same period in 2001.

Total Benefits and Expenditures were $458 million and $405 million for the nine months ended September 30, 2002 and 2001, respectively.

o

Amortization of DAC increased by $90 million for the nine months ended September 30, 2002 as compared to the same period in 2001. The Wealth Management segment has been significantly impacted by changes in the market. As noted above, during 2002, market conditions have continued to decline. Market depreciation and lower net deposit activity of variable assets generated lower fees that, in turn, had a negative impact on the unamortized balance of DAC, especially with regard to some of the newer products. Estimated future gross profits used to amortize DAC were reduced, based on the lower fees and expected investment income, resulting in increased amortization.

o

Policyholder benefits decreased by approximately $50 million for the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease in policyholder benefits is attributed to lower bonus payments credited to policyholder accounts and a decrease in interest paid to policyholders. As a result of the reduced sales of the annuity products, year to date bonus payments of $8 million for 2002 were $13 million lower than the $21 million of bonus payments made during the nine months ended September 30, 2001. Interest paid to policyholders of $56 million for the nine months ended September 30, 2002 was a decrease of $69 million from the $126 million interest paid for the nine months ended September 30, 2001. Partially offsetting these decreases in policyowner benefits were increases in death benefits paid over policyholder account balances. These amounts totaled $35 million and $13 million for the nine months ended September 30, 2002 and 2001, respectively.

o

Underwriting, acquisition and other operating expenses increased by $14 million for the nine months ended September 30, 2002 as compared to the same period in 2001. The Company experienced increased operating expenses within its investment adviser subsidiaries reflecting increased volumes of new business, most of which can be attributed to the acquisition of Keyport Life Insurance Company and affiliates by the Company's parent. The increases in subsidiaries' operating expenses were offset by increased fees as noted above.

Other items to note regarding the Wealth Management segment:
o

Deposits in the Futurity line of products represented $506 million of total annuity deposits for the nine months ended September 30, 2002; a decrease of $95 million as compared to the same period in 2001. The Company expects that sales of the Futurity product will increase in the future, based on management's beliefs that (i) market demand will continue to grow for multi-manager variable annuity products despite the negative impact of volatile equity markets, (ii) there will be increased productivity from an expanded wholesale distribution network, (iii) recently acquired affiliate, Independent Financial Marketing Group, Inc., will provide cross-selling opportunities within its retail bank distribution network, and (iv) the marketplace will continue to respond favorably to introductions of new Futurity products, strong asset allocation capabilities, and product enhancements. During the third quarter of 2002, the Company introduced a new generation of Futurity Products.

o

The Company also expects increased sales in the future with the September 2002 launch of Regatta Masters, a new multi-manager annuity product to be distributed by an affiliate, MFS Fund Distributors, Inc. This product will complement the current line of Regatta products managed by an affiliate, Massachusetts Financial Services Company.

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

Earnings from the Individual Protection segment for the nine months ended September 30, 2002 improved in comparison to the nine months ended September 30, 2001. Pretax net income increased by $4 million. This increase is attributed to several factors including increased fee income partially offset by reductions in reinsurance recoverable assets as well as increases in DAC amortization and operating expenses. New and existing business in the COLI and Futurity variable universal life product lines accounted for increased fee income of $20 million, primarily in the form of premium and cost of insurance charges. Amortization of DAC increased by $3 million during the nine months ended September 30, 2002 as compared to the same period in 2001. Other operating expenses increased by $8 million for the same period as a result of higher asset management fees and premium taxes associated with the COLI product lines.


Group Protection Segment

The Group Protection segment focuses on providing life, disability and stop-loss insurance to small and medium sized employers as part of those companies' employee benefit plans. This segment operates only in the state of New York through a subsidiary. Net income was $2 million and $1 million for the nine months ended September 30, 2002 and 2001, respectively. Pretax income for the nine months ended September 30, 2002 increased by $2 million as compared to the same period in 2001 primarily as a result of increased premiums. During the third quarter of 2001, the Company began selling stop-loss insurance. Rate increases on renewals and new business, together with increased volume in the life products and persistency in the in-force block of life business, resulted in increased premiums by $1.4 million. Improvements in policy reserves and commission expenses also contributed to the increased earnings. Claims were comparable to 2001.

Corporate Segment

The Corporate segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The Corporate segment had net income of $37 million for the nine months ended September 30, 2002 as compared to net income of $20 million for the same period in 2001. This $17 million increase reflects $36 million of derivative income earned during the nine months ended September 30, 2002 as compared to $24 million of income recognized during the same period in 2001. During the last six months of 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy. The fair value of these options increased by $31 million from December 31, 2001 to June 30, 2002. The S&P 500 put options were purchased as an economic hedge relating to the risks associated with the impact of the equity market decline on variable annuity products. Effective July 1, 2002 the puts were reallocated to the Wealth Management segment to better reflect the economics of the put purchase and the results of the Wealth Management segment. Net realized and unrealized gains totaling $123 million for the three months ended September 30, 2002 are included in the Wealth Management segment results. Realized gains on bonds decreased by $8 million.

The reduction in the effective tax rate for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 relates to the benefits of the dividend received deduction generated from the separate accounts. This reduction is related to a technical advice memorandum issued by the IRS as well as the closing of several audit years. The benefit to income for the nine months ended September 30, 2002 is $10.5 million.

Three months ended September 30, 2002 compared to three months ended September 30, 2001:

Net Income

Net income was $25 million for the three months ended September 30, 2002 as compared to a ($6) million loss for the three months ended September 30, 2001. An increase of $39 million on a pretax basis is due primarily to increases in realized investment gains, fee and other income, and lower payments to policyholders, offset by increases in amortization of DAC and lower net investment income.

Total revenues of $235 million for the three months ended September 30, 2002 increased $80 million as compared to the three months ended September 30, 2001.

o

Fee and other income of $87 million and $74 for the three months ended September 30, 2002 and 2001, respectively, increased by $13 million, despite reduced mortality and expense fees of $9 million for the quarter as compared to the same quarter in 2001. The increase in total fees and other income is primarily due to new distribution and service contracts with affiliates outside of the consolidated group that were effective July 1, 2001 and November 1, 2001. Operating expenses associated with some of these contracts increased $6 million, offsetting the benefit from the increased intercompany fees.

o

Net investment income was $17 million and $67 million for the three months ended September 30, 2002 and 2001, respectively. The $50 million decrease is due to a decrease in the fair value of derivatives and market depreciation on certain trading securities.

o

Net realized investment gains were $120 million and $3 million for the three months ended September 30, 2002 and 2001, respectively. The $117 million increase is the result of gains on the sale of S&P 500 put options during the third quarter of 2002. The proceeds of the sale were used to purchase similar put options with a longer term.

Total benefits and expenses of $184 million for the three months ended September 30, 2002 increased by $40 million as compared to the three months ended September 30, 2001.
o

Amortization expense of DAC, primarily associated with the Company's annuity products within the Wealth Management segment, increased by $65 million. Market conditions during the quarter ended September 30, 2002 have continued to deteriorate. The volatility of the market from period to period affects the estimated future gross profits that are used to amortize DAC, resulting in cumulative adjustments to the DAC asset balance that are netted with current period amortization expense.

o

Policyowner benefits decreased by $34 million for the three months ended September 30, 2002 as compared to the same period in 2001. This decrease is attributed to lower sales, the effect of lower equity markets and interest rates on both fixed, annuity and GIC products. Death Benefits paid above contract value increased by $10 million for the three month period ended September 30, 2002 as compared to the same period in 2001.

o	Operating expenses of $45 million for the three months ended September 30, 2002 increased $8 million as compared to the $37 million for the three months ended September 30, 2001.

Net Income (Loss) from Operations By Segment

The following table provides a summary of net income (loss) for the three month periods ended September 30, 2002 and 2001 by segment (after tax), which is discussed more fully below.
			Dollar Change
	2002	2001	2002/2001
Wealth Management
$         15

$         (31)
			46
Individual Protection	3	1	2
Group Protection	(1)	(1)	-
Corporate	8	25	(17)
	$ 25	$ (6)	31

Wealth Management Segment

Net income (loss) for the quarter increased by $46 million as compared to the third quarter of 2001; the increase was $78 million on a pretax basis. The increase in net income over prior year is primarily attributed to the realized gain on the sale of S&P 500 put options during the third quarter of 2002, offset by increased amortization of deferred acquisition costs and increased death benefits.


Following are the major factors affecting the Wealth Management segment's results in the third quarter of 2002 as compared to the third quarter of 2001.
o

Amortization of DAC increased by $68 million for the three months ended September 30, 2002 as compared to the same period in 2001. Market depreciation and lower net deposit activity of variable assets generated lower fees that, in turn, had a negative impact on the unamortized balance of DAC, especially with regard to some of the newer products. Estimated future gross profits used to amortize DAC were reduced, based on the lower fees and expected investment income, resulting in increased amortization.

o

Net investment realized gains (losses) increased by $113 million for the three month period ended September 30, 2002 as compared to the same period in 2001. This is primarily attributed to the realized gain on the sale of S&P 500 put options during the third quarter of 2002.

o	Death benefits paid above contract values increased by $10 million for the three month period ended September 30, 2002 as compared to the same period in 2001.

Individual Protection Segment

Earnings from the Individual Protection segment for the third quarter of 2002 were $2 million higher than the same period in 2001. Pretax net income increased by $4 million primarily due to increased fee income partially offset by higher operating expenses. New and existing business in the COLI product line accounted for increased fee income of $7 million, consisting primarily of premium charges. Operating expenses increased $3 million as a result of higher premium taxes and divisional expenses attributed to growing new business.

Group Protection Segment

Earning from the Group Protection Segment for the third quarter of 2002 remained consistent with the same period in 2001. The primary driver for the net loss $1.0 million was a reduction in premium income of $1.0 million for the third quarter of 2002 due to an adjustment to reinsurance premiums ceded.

Corporate Segment

The Corporate segment had net income of $8 million for the three months ended September 30, 2002 compared to net income of $25 million for the same period in 2001. This decrease in income is primarily attributed to a $32 million dollar decrease in derivative income. In 2001 the Company purchased S&P 500 put options as part of its overall risk management strategy. For the three month period ended September 30, 2001 the market value of these options increased $32 million. The S&P 500 put options were purchased as an economic hedge relating to the risks associated with the impact of the equity market decline on variable annuity products. Effective July 1, 2002 the puts were reallocated to the Wealth Management segment to better reflect the economics of the put purchase and the results of the Wealth Management segment. Net realized and unrealized gains totaling $123 million for the three months ended September 30, 2002 are included in the Wealth Management segment results

The reduction in the effective tax rate for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 relates to the benefits of the dividend received deduction generated from the separate accounts. This reduction is related to a technical advice memorandum issued by the IRS. The benefit to income for three months ended September 30, 2002 is $5.9 million.


FINANCIAL CONDITION & LIQUIDITY

Assets

The Company's total assets comprise those held in its general account and those held in its separate accounts. General account assets support general account liabilities. Separate accounts are investment vehicles for the Company's variable life and annuity contracts. Policyholders may choose from among various investment options offered under these contracts according to their individual needs and preferences. Policyholders assume the investment risks associated with their choices. Separate account assets are not available to fund the liabilities of the general account.

The following table summarizes changes in asset balances during the nine months ended September 30, 2002.

Assets ($ in millions)
			% Change
	September 30, 2002	December 31, 2001	2002/2001

General account assets	$ 6,787	$ 6,077	11.7%
Separate account assets	12,892	16,233	(20.6)%

Total assets	$ 19,678	$ 22,310	(11.8%)

General account assets increased by 11.7% in 2002, while variable separate account assets decreased by 20.6%. The growth in general account assets is primarily due to the new GIC products marketed to foreign investors which had net deposits of approximately $398 million during the nine months ended September 30, 2002. The decline in separate account assets reflects depreciation of the funds held in the variable separate accounts, as well as increased surrenders. Net deposit activity reduced variable account assets by $569 million since December 31, 2001.

The assets of the general account are available to support general account liabilities. For management purposes, it is the Company's practice to segment its general account to facilitate the matching of assets and liabilities. General account assets primarily comprise cash, invested assets, and deferred policy acquisition costs, which represented essentially all of general account assets at September 30, 2002. Major types of invested asset holdings included fixed maturity securities, short-term investments, mortgages, real estate and other invested assets. The Company's fixed maturity securities, totaling $4.1 billion comprised 77.4% of the Company's portfolio of invested assets at September 30, 2002, and included both public and private issues as well as $600 million of subordinated debentures from the Company's parent. It is the Company's policy to acquire only investment-grade securities in the general account. As a result, the overall quality of the fixed maturity portfolio is high. At September 30, 2002, only 6.6% of the fixed maturity portfolio was rated below-investment-grade. Short-term investments of $138 million represented 2.6% of the total portfolio. The Company's mortgage holdings amounted to $791 million at September 30, 2002 representing 14.9% of the total portfolio. All of the Company's mortgage holdings at September 30, 2002 were in good standing. The Company believes that the high quality of its mortgage portfolio is largely attributable to its stringent underwriting standards. At September 30, 2002, investment real estate amounted to $81 million, representing 1.5% of the total portfolio. The Company invests in real estate to enhance yields and, because of the long-term nature of these investments, the Company uses them for purposes of matching with products having long-term liability durations. Other invested assets amounted to $152 million, representing about 2.8% of the portfolio. These holdings comprised mainly leveraged lease investments, limited partnerships and unrealized gains on derivatives. Policy loans represent the remaining 0.8% of invested assets.


Liabilities

As with assets, the variable separate account liabilities have been decreasing during 2002 due to the unfavorable market conditions. Liabilities decreased 12.8% during the first three quarters of 2002. Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds. During 2000, the new GIC products marketed overseas were introduced which have increased general account liabilities by approximately $1.4 billion from inception to date. The Company would expect the general account liabilities related to annuity contracts and deposit funds to decline more than separate account liabilities because it believes that in the future, net deposits to variable products will exceed net deposits for the fixed contracts associated with these liabilities.

Capital Markets Risk Management

See Item 3 "Quantitative and Qualitative Disclosures About Market Risk", in this quarterly report on Form 10-Q for a discussion of the Company's capital markets risk management.

Capital resources

Capital adequacy

The National Association of Insurance Commissioners (''NAIC'') adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital (''RBC'') formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to assets, insurance, interest rates, and business risks. According to the RBC calculation, the Company met its capital requirements at September 30, 2002 and December 31, 2001. During the third quarter of 2002 the Company's parent contributed an additional $100 million to the Company.

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

The Company's liquidity targets are intended to enable it to meet its day-to-day cash requirements. On a quarterly basis, the Company compares its total "liquifiable" assets to its total demand liabilities. Liquifiable assets are comprised of cash and assets that could quickly be converted to cash should the need arise. These assets include short-term investments and other liquid assets and investment-grade bonds. The Company's policy is to maintain a liquidity ratio in excess of 100%. Based on its ongoing liquidity analyses, the Company believes that its available liquidity is more than sufficient to meet its liquidity needs.


Contractual Obligations and Commercial Commitments

The Company's cash contractual obligations are as follows (in 000's):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Surplus notes	$ 565,000	$ -	$ -	$ -	$ 565,000
Partnership Capital Securities	600,010	-	-	-	600,010
Promissory Note to Affiliates	80,000				80,000
Operating Leases	490	294	196	-	-

The Company has syndicated two lines of credit each in the amount of $250 million. There are 15 banks in the syndicate of lenders, which is led by J. P. Chase Manhattan Bank, New York. The banks have committed to lend funds upon request by the Company, with interest at prevailing rates determined in accordance with the line of credit agreements. One line of credit terminates in October 2003, and the other in October 2007. As of September 30, 2002, no amounts have been borrowed.

The Company has made commitments of mortgage loans on real estate into the future. The outstanding commitments at September 30, 2002 amount to $19.5 million.

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

Transactions with Affiliates

On July 25, 2002, the Company issued an $80,000,000 promissory note at 5.71% to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) Ltd"), which matures on June 30, 2012. The Company will pay interest semi-annually to Sun Life (Hungary) Ltd beginning December 31, 2002. The proceeds of the note were used to purchase fixed rate corporate and government bonds. Interest expense on the note is included in interest expense and amounted to $.9 million for the three and nine month periods ended September 30, 2002.


Subsequent Events

On October 9, 2002, Sun Life Insurance and Annuity Company of New York ("SLNY") and Keyport Benefit Life Insurance Company ("KBL"), a wholly owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department (the "Department"). Pursuant to the Merger Agreement, KBL will merge with and into SLNY. SLNY will be the surviving company ("the Surviving Company"). On November 7, 2002, the respective Boards of Directors of SLNY and KBL approved the merger. The merger will be effective December 31, 2002, pending final approval from the Department and receipt of certain other state regulatory approvals.

The Surviving Company will be licensed and authorized to write all the business that is today being written by KBL. KBL will cease to exist and the Surviving Company will carry on the business that SLNY now conducts along with that now conducted through KBL.

Based upon a Pro Forma Plan of Operations and Actuarial Projections submitted to the Department in October, 2002 as part of the approval process, the Surviving Company will require a capital contribution in January, 2003 in order to sustain future target surplus levels required by the Department. The total amount of the capital contribution is approximately $45 million. The parent companies of SLNY and KBL will each contribute a percentage of that amount equal to their respective ownership percentage of the Surviving Company. That percentage is based upon the pro forma statutory book value of the Surviving Company as of September 30, 2002, the most current value available, and would result in a contribution of approximately $16 million by the Company.

On November 7, 2002, after the close of the quarterly period to which this report relates, the Board of Directors of the Company voted to transfer the Company's wholly-owned subsidiary, Sun Life of Canada (U.S.) Distributors, Inc. ("SLD"), to the Company's parent, Sun Life Financial (U.S.) Holdings, Inc. ("SLF Holdings"), for consideration equal to the book value of SLD at the time of transfer (approximately $13 million on November 7, 2002). It is anticipated that SLF Holdings will, in turn, transfer one-half of the ownership interest in SLD to the Company's affiliate Massachusetts Financial Services Company ("MFS"), so that the existing annuity distribution operations of the Company and MFS can be combined to provide enhanced revenue from increased distribution for both the Company and MFS. The transfer of SLD and the related changes in the Company's distribution arrangements are scheduled for completion in the fourth quarter of 2002.


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

Types of market risks

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's practice, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands. The Company does hold real estate and equity options in its portfolios. (At September 30, 2002, investment real estate holdings represented approximately 1.5% of the Company's total general account investment portfolio.) The management of interest rate risk exposure is discussed below.

Interest rate risk management

The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches. However, as a result of commercial mortgage securitization transactions involving assets formerly owned by the Company, the Company retained subordinated interest certificates as well as interest only certificates.

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


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

Liabilities categorized as financial instruments and held in the Company's general account as of September 30, 2002 had a fair value of $4.8 billion. Fixed income investments supporting those liabilities had a fair value of $6.4 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of September 30, 2002. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $205.3 million (for an adjusted total of approximately $5.0 billion) and the corresponding assets would show a net increase of $144.8 million (for an adjusted total of approximately $6.5 billion).

By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 2001 had a fair value of $4.3 billion. Fixed income investments supporting those liabilities had a fair value of $5.0 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of December 31, 2001. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $206.2 million (for an adjusted total of approximately $4.6 billion) and the corresponding assets would show a net increase of $172.5 million (for an adjusted total of approximately $5.2 billion).

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


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

During 2001, the Company first purchased put options on the S&P 500 index as part of its overall risk management strategy. At September 30, 2002, the fair value of the options was $233.9 million. The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options at September 30, 2002 by $30.4 million. A negative shift in the market of 10% would increase the market value by $35.9 million at September 30, 2002.


Item 4. Controls and Procedures

Based on an evaluation as of a date within 90 days prior to the filing date of this quarterly report, the registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
(a)	The Company had no exhibits incorporated by reference

(b)	The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.)

November 14, 2002

/s/ James A. McNulty, III
James A. McNulty III, President

November 14, 2002

/s/ Davey S. Scoon
Davey S. Scoon, Vice President, Chief Administrative and
Financial Officer and Treasurer


Certification of Principal Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, James A. McNulty, III, certify that:
1.	I have reviewed this quarterly report on Form 10-Q;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ James A. McNulty, III
James A. McNulty, III
President


Certification of Principal Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Davey S. Scoon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Davey S. Scoon
Davey S. Scoon
Vice President, Chief Administrative and
Financial Officer and Treasurer