Form 10-K
period 2002-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2003-03-31
CIK 745544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file numbers
December 31, 2002	2-99959, 33-29851, 33-31711, 33-41858, 33-31711, 33-41858, 33-43008, 33-58853 and 333-11699

Sun Life Assurance Company of Canada (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Sun Life Executive Park,
Wellesley Hills, Massachusetts	02481
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (781) 237- 6030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Registrant has no voting stock outstanding held by non-affiliates.

Registrant has 6,437 shares of common stock outstanding on March 31, 2003, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2)(b) AND (c).

PART I

Item 1. Business.

Sun Life Assurance Company of Canada (U.S.) (the ''Company'') is a stock life insurance company incorporated under the laws of Delaware on January 12, 1970. Its Executive Office mailing address is One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, Tel. (781) 237-6030. The Company is authorized to do business in 49 states, the District of Columbia and Puerto Rico. In addition, the Company has an equity interest in an insurance affiliate, Sun Life Insurance and Annuity Company of New York ("SLNY"), which is authorized to do business in the State of New York.

The Company's wholly-owned subsidiaries include: Clarendon Insurance Agency, Inc. ("Clarendon"), a registered broker-dealer; Sun Life Financial Services Limited ("SLFSL") which serves as the marketing administrator for the distribution of certain offshore products of Sun Life Assurance Company of Canada ("SLOC"), an affiliate; Sun Life of Canada (U.S.) SPE 97-1, Inc. ("SPE 97-1"), organized for the purpose of engaging in activities incidental to securitizing mortgage loans; Sun Capital Advisers, Inc. ("SCA"), a registered investment adviser; Sun Life of Canada (U.S.) Holdings General Partner, Inc. ("the General Partner"), the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I ("the Partnership"), Vision Financial Corporation ("Vision"), a third party administrator providing insurance services throughout the United States; and Sun Benefit Services Company, Inc. ("SBSC"), an inactive subsidiary.

On December 31, 2002, the operations SLNY were merged with another affiliated company, Keyport Benefit Life Insurance Company, ("KBL"). As a result of this merger Keyport Life Insurance Company ("Keyport"), the former parent company of KBL and an affiliate of the Company, owns 67% of the combined entity and the Company retained a 33% interest in the combined entity.

On December 18, 2002, the Company sold its interest in its' wholly-owned subsidiary, Sun Life of Canada (U.S.) Distributors, Inc. ("SLD") to another affiliate, Sun Life Financial (U.S.) Holdings, Inc. ("SLF Holdings"), for $10.5 million. No gain or loss was realized on this transaction. Effective January 1, 2003, SLD changed its name to MFS/Sun Life Financial Distributors, Inc. ("MFSLF") and thereafter Massachusetts Financial Services Company ("MFS"), an affiliate of the Company, acquired a 50% ownership interest in MFSLF. MFSLF provides annuity distribution services to both the Company and MFS.

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. ("SLC (U.S.) Holdings"), which is an indirect wholly-owned subsidiary of SLOC, 150 King Street West, Toronto, Ontario, Canada.  SLOC is a life insurance company incorporated pursuant to a Special Act of Parliament of Canada in 1865 and currently transacts business in all of the Canadian provinces and territories, all of the United States (except New York), the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, and Indonesia.  On March 22, 2000, SLOC reorganized from a mutual life insurance company to a stock life insurance company as described below.

Demutualization

On January 27, 1998, SLOC announced that its Board of Directors had requested that management develop a plan to demutualize, which involves converting from a mutual structure, with ownership by policyholders, to a shareholder-owned company.  In a demutualization the ownership interest held by policyholders is distributed to them in the form of shares, without affecting their interests as policyholders.  In September 1999, the Board of Directors of SLOC approved the demutualization plan developed by management.  On December 6, 1999, SLOC received approval for its demutualization plan from the Michigan Commissioner of Insurance.  At a Special Meeting on December 15, 1999, eligible policyholders of SLOC voted in favor of the plan to demutualize.  On March 22, 2000, the reorganization from a mutual company to a stock company was complete and Sun Life Financial Services of Canada Inc., ("SLF") a new holding company which is a reporting company under the Securities Exchange Act of 1934, became the ultimate parent of SLOC and the Company.  The demutualization of SLOC did not have any significant impact on the Company.

General

The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual and group fixed and variable annuities, group pension contracts, guaranteed investment contracts, group life, group disability and stop loss insurance, and other asset management services.  These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets.

The following table sets forth, for each of the last three years, (i) total statutory premiums and deposits, which is the premium the Company and its subsidiaries report on the annual statements filed with insurance regulators, and (ii) reserves for each major operating segment using accounting principles generally accepted in the United States of America ("GAAP").  Premiums include variable annuity premiums, which are reported as separate account liabilities. Statutory premiums and deposits differ from GAAP premiums.  GAAP requires that premiums on variable and universal life insurance products and most annuity products be accounted for using deposit accounting, which excludes from revenue the premiums received on these products and generally includes as revenue the fees earned from the same products.  See Item 7, Management's Discussion and Analysis, and Notes to Financial Statements included in Item 8 for additional industry segment information and discussion.

2002

2001

2000

(In Thousands)

Total Statutory Premiums and Deposits:

Wealth Management

$ 1,573,866

$ 2,682,230

$ 4,548,326

Individual Protection

978,901

394,665

938,436

Group Protection

18,093

17,627

15,698

$ 2,570,860

$ 3,094,522

$ 5,502,460

GAAP Reserves:

Wealth Management

$ 3,970,455

$ 3,613,529

$ 3,848,515

Individual Protection

224,428

196,302

155,876

Group Protection

-

27,300

23,300

$ 4,194,883

$ 3,837,131

$ 4,027,691

Separate Account Liabilities

$ 13,383,358

$ 16,233,130

$ 17,874,249

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

The Company also acts as the reinsurer of risk under the lapse protection benefit under certain universal life contracts issued by SLOC.  One hundred percent of such risk is retroceded to Sun Life Financial Insurance and Annuity Company (Bermuda) Ltd.

Reserves

The Company has established and reported liabilities for future policy benefits in accordance with GAAP in order to meet its obligations on its outstanding contracts.  Liabilities for variable annuity contracts, variable life insurance and variable universal life insurance policies are considered separate account liabilities and are carried at fair value (the policyholder bears the investment risk).  Universal life policies, deferred fixed annuity contracts, and guaranteed investment contracts are classified as general account liabilities, and are carried at account value (the Company bears the investment risk).  Account values of the contracts include deposits plus credited interest, less expense and mortality fees and withdrawals.  Reserves for individual life, group life, group disability and stop loss contracts are based on mortality and morbidity tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at assumed rates, will be sufficient to meet the Company's policy obligations.

Investments

The Company's consolidated total assets were $20.0 billion at December 31, 2002; 66.9% consisted of separate account assets, 22.0% were invested in bonds and similar securities, 3.9% in mortgages, .40% in real estate, and the remaining 6.8% in cash and other assets.

Competition

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products.  A.M. Best Company, Inc. has assigned the Company and its affiliate, SLNY, its highest financial strength rating, A++.  Fitch, Inc. has assigned the Company and SLNY a rating of AA.  Standard & Poor's, a division of The McGraw-Hill Companies, has assigned the Company and SLNY each a rating of AA+ (with negative outlook).  Moody's Investor Service, Inc. has assigned the Company a rating of Aa2.

Employees

Effective January 2002, essentially all United States employees of Keyport, an affiliate, and SLOC became employees of the Company.   As a result, the Company has assumed most of the operating expenses of Keyport, including salaries and benefits, as well as the salaries and benefits previously incurred by SLOC in the United States. In accordance with a tri-party management service agreement among the Company, Keyport, and SLOC, the Company provides personnel and certain services to Keyport and SLOC, as requested. The Company is reimbursed for the cost of these services.  As of December 31, 2002, the Company and its subsidiaries had 2,290 direct employees who are employed at its Principal Executive Office in Wellesley Hills, Massachusetts, in Keene, New Hampshire, in Lincoln Rhode Island and in Hamilton, Bermuda.

Regulation

The Company and its insurance affiliate, SLNY, are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. The laws of the various jurisdictions address such issues as licensing, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, establishing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amount of investments permitted.  On or before March 1st each year, the Company and SLNY file annual statements relating to their operations for the preceding year and their financial condition at the end of such year with state insurance regulatory authorities in each jurisdiction where the entity is licensed.

The annual statements include financial statements and exhibits in conformity with statutory accounting principles, which differ from GAAP.  Effective January 1, 2001, the laws of the respective state departments required that insurance companies domiciled in the respective state prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures manual, version effective January 1, 2001, subject to any deviation prescribed or permitted by the Insurance Commissioner of the respective state. The books and records of the Company and SLNY are subject to review or examination by their respective state departments of insurance at any time and a full examination of their operations is conducted at periodic intervals.

In addition, many states regulate affiliated groups of insurers, such as the Company, SLOC and its affiliates, under insurance holding company legislation.  Under such laws, inter-company transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies involved.  Under insurance guaranty fund laws in most states, insurers doing business in a given state can be assessed (up to prescribed limits) for policyholder losses incurred by another insolvent insurance company in that state.  However, most of these laws provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength and many also permit the deduction of all or a portion of any such assessment from any future premium or similar taxes.

Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways.  Current and proposed federal measures which may significantly affect the insurance business include employee benefit regulation, removal of barriers preventing banks from engaging in the insurance business, and tax law changes affecting the taxation of insurance companies and insurance products, which may impact the relative desirability of various personal investment vehicles.  The current proposals regarding estate taxes may also impact the desirability of the Company's joint survivor life insurance products if enacted.

On February 3, 2003, President Bush unveiled his fiscal year 2004 budget, which contains a number of new provisions impacting the life insurance and annuity industry.  The "economic growth" provisions of this budget have been introduced in the House of Representatives as H.R. 2, The Jobs and Growth Tax Act of 2003.  Passage of these provisions in their current form could have an adverse impact on the annuity industry.

Item 2. Properties.

The Company's home office consists of four buildings located in Wellesley Hills, Massachusetts.  The Company owns this facility and leases it to SLOC for lease terms not exceeding five years.  During 2001, the operations of the Company's Wealth Management segment were moved to the home office in Wellesley Hills.  Prior to May 2001, the Wealth Management operations were primarily conducted from office space in Boston, Massachusetts, which was leased by the Company from unrelated parties.  The home office of SLNY consists of office space in New York, New York, and is leased from an unrelated party.  The home office of SLFSL consists of office space in Hamilton, Bermuda, and is leased from an unrelated party.  Vision leases office space in Keene, New Hampshire from an unrelated party.

Item 3. Legal Proceedings.

The Company and its subsidiaries are engaged in various kinds of routine litigation, which, in management's judgment, are not expected to have a material impact on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

The Company is a wholly-owned subsidiary of SLC (U.S.) Holdings; there is no market for its common stock.

The Company did not pay any dividends in 2002 and paid $15 million and $10 million in dividends to its parent, SLC (U.S.) Holdings, in 2001 and 2000, respectively.  There are legal limitations governing the extent to which the Company may pay dividends as described in Note 14 of the consolidated financial statements contained in Item 8.

Item 6. Selected Financial Data.

The following tables set forth certain selected historical financial data.

For the Years Ended December 31,

2002

2001

2000

1999

1998

(In Thousands)

Revenues

Premiums and other

Revenue

$ 395,977

$ 325,120

$ 342,664

$ 262,576

$ 382,469

Net investment income

and realized gains

401,974

306,186

267,769

367,296

464,226

797,951

631,306

610,433

629,872

846,695

Benefits and expenses

Policyholder benefits

337,305

309,688

338,328

334,864

588,109

Other expenses

524,713

366,933

333,389

212,197

233,713

862,018

676,621

671,717

547,061

821,822

Operating gain (loss)

(64,067)

(45,315)

(61,284)

82,811

24,873

Income tax (benefit)

Expense

(44,909)

(27,433)

(63,778)

29,079

10,767

Net (loss) income from

Continuing operations

$ (19,158)

$ (17,882)

$ 2,494

$ 53,732

$ 14,106

Assets

$20,005,573

$22,309,739

$24,057,668

$ 21,484,913

$18,248,262

Long-term debt payable to

Affiliates

$ 645,000

$ 565,000

$ 565,000

$ 565,000

$ 565,000

Partnership Capital

Securities

$ 607,826

$ 607,826

$ 607,826

$ -

$ -

Cash dividends declared to

parent company

$ -

$ 15,000

$ 10,000

$ 80,000

$ 50,000

The results for the year ended December 31, 2002, 2001 and 2000 reflect $51 million, $51 million and $1.4 million, respectively, of interest earned on $600 million of affiliated notes owned by the Company through a limited partnership, the Partnership, controlled by a subsidiary, the General Partner.  The interest earned is completely offset by interest expense on Partnership capital securities that were issued by the Partnership.  The Company acquired the General Partner during December 2000 and recorded the acquisition using the purchase method of accounting; therefore, only $1.4 million of interest income and offsetting interest expense were consolidated in the Company's financials for the year ended December 31, 2000.

On December 31, 2002, the operations SLNY were merged with KBL.  As a result of this merger Keyport, an affiliate of the Company, owns 67% of the combined entity and the Company retained a 33% interest in the combined entity.  For the year ended December 31, 2002, the results of operations for SLNY have been consolidated with the Company's results.  As of December 31, 2002, the assets and liabilities of SLNY are no longer consolidated with the Company's.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in Item 8).  The Company believes that of its significant accounting policies (see Note 1 to the consolidated financial statements included in Item 8), the following may involve a higher degree of judgement and complexity.

Deferred Acquisition Costs

Acquisition costs related to fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to the ratio of annual gross profits to the estimated total gross profits over the lives of the contracts.  Estimated gross profits are reviewed quarterly and adjusted retrospectively when the Company revises its estimates.  Estimated gross profits include assumptions related to mortality, lapse, expense, and asset growth rates.  Although realization of deferred policy acquisition costs ("DAC") is not assured, the Company believes it is more likely than not that all of these costs will be realized.  The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced.  The average long-term rate of assumed separate account fund performance used in estimating gross profits for the variable annuity products was 9% at December 31, 2002 and 2001.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period.  This will cause fluctuation in earnings from period to period. During 2002, DAC amortization was increased by $96.0 million due to actual results and revised estimates of future gross profits.  The change in the market value of separate accounts assets (approximately $57.0 million) and revised cash flow assumptions (approximately $39.0 million) were the major items affecting the change in gross profit assumptions.

Investments - Derivatives

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, to alter investment rate exposures arising from mismatches between assets and liabilities, and to minimize the Company's exposure to fluctuations in interest rates, foreign currency exchange rates and general market conditions.  The derivative instruments used by the Company include swaps and options.  The Company does not employ hedge accounting treatment.  The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, was not justified.  As a result, the unrealized gains and losses are recognized immediately in net investment income.  Changes in the level of interest rates or equity markets will cause the value of these derivatives to change and can cause quarterly fluctuations in earnings.

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

Certain of the fixed maturities are classified as trading and others as available-for-sale.  The changes in fair value of trading securities are recorded as a component of net investment income.  The changes in fair value of available-for-sale securities are recorded in other comprehensive income.

The Company's ability to liquidate positions in privately placed fixed securities and mortgages will be impacted to a significant degree by the lack of an actively traded market.  Although the Company believes that its estimates reasonably reflect the fair value of those instruments, key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

Policy Liabilities and Accruals

The liabilities associated with traditional life insurance (individual life, group life and group disability insurance products) are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency.  The assumptions used are based upon the Company's experience and industry standards.

Once these assumptions are made for a given group of policies they will not be changed over the life of the policies unless the Company recognizes a loss on the entire line of business.  The Company periodically reviews its policies for loss recognition based upon management's best estimates.  From time to time the Company may recognize a loss on certain lines of business.  During 2002, the mortality assumptions related to the single premium pension contracts were adjusted to reflect expected payment and as a result a loss of  $38 million was recognized on the Company's group pension line of business.

Other than Temporary Declines

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional impairment, if necessary.

During 2002 and 2001 and 2000, the Company incurred realized losses totaling $27.5 million, $5.5 million and $15.0 million, respectively, for other-than-temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature.  During 2002, $1.4 million of the 2001 losses were recovered and are included in realized gains.  The Company has stopped accruing income on several of its holdings for issuers that are in default.  $1.9 million, $0.4 million and $0.2 million of interest income on these holdings was not accrued during 2002, 2001, and 2000, respectively.

RESULTS OF OPERATIONS

Net Income

The Company's net (loss) income was $(19.2), $(12.7) and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 pretax loss before the cumulative change in accounting principle was $18.8 million greater than 2001.  This increased loss was primarily due to a $183.3 million increase in benefits and expenses, and a $17.2 million decrease in net investment income in 2002, offset by a $113.0 million increase in net realized investment gains and a $68.3 million increase in fee income over 2001.  The 2001 loss before cumulative effect of change in accounting principle and income taxes was an improvement of $16.0 million over 2000. This increase was primarily due to net realized investment gains of $23.7 million in 2001 compared to net realized investment losses of $20.0 million in 2000.  A decrease of $13.1 million in other operating expenses also contributed to the pretax increase in 2001.  Offsetting these increases were unfavorable decreases in net investment income and fee income.

Net Income From Operations By Segment

The Company's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.  Prior years segmented results have been restated to include the results of the Company's investment advisor subsidiary, SCA, with the Wealth Management segment instead of the Corporate segment.

The following sections provide a summary of operations by segment.

Wealth Management Segment

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired and, through the second quarter of 2002, marketed guaranteed investment contracts (''GICs'') to unrelated third parties in overseas markets. In the United States, the segment primarily markets to affluent consumers, selling individual and group fixed and variable annuities. Its major product lines, ''Regatta'' and ''Futurity,'' are combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta products are managed by MFS, an affiliate of the Company. Investment funds available under Futurity and Regatta Masters products are managed by several investment managers, including MFS and SCA, a subsidiary of the Company.

In September of 2002 the Company launched its new Regatta Masters product series. Regatta Masters is a multi-manager offering combining MFS fund options with non-affiliated fund options.  The Regatta Masters product offerings include products with a seven-year, four-year or no contingent deferred sales charge.  Additionally, in October 2002, the product series was expanded to include a bonus variable annuity product.

The Company sells its annuity products via two affiliated wholesale distribution organizations, MFS Fund Distributors, Inc. (Regatta and Regatta Masters products) and MFSLF (Futurity products). The annuity products are then distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents, and financial advisers.

In 1997, the Company decided to discontinue the marketing of group pension and GIC products in the U.S.  Although these pension products are not currently sold in the U.S., there continues to be a block of U.S. group retirement business in-force, including GICs, pension plans and group annuities.  A significant portion of these pension contracts is non-surrenderable, resulting in limited liquidity exposure to the Company.  GICs were marketed directly in the U.S. through independent managers.  From the second quarter of 2000 until the second quarter of 2002, when the Company withdrew from this line of business, the Company marketed GICs to unrelated third parties in overseas markets.

The following is a summary of operations for the Wealth Management Segment for the years ended December 31:

(in thousands)

2002

2001

2000

Total Revenues

$     584,408

$       500,992

$     536,630

Total Expenditures

696,458

530,671

558,375

Pretax (Loss)

(112,050)

(29,679)

(21,745)

Net Operating Loss

$ (71,691)

$ (11,093)

$     (5,971)

Total Assets

$ 16,659,420

$ 20,286,398

$ 22,098,372

Year ended December 31, 2002 compared to 2001:

The Wealth Management segment has been significantly impacted by unfavorable changes in the financial markets.  The pre-tax loss of $112.1 million for the year ended December 31, 2002 was $82.4 million greater than the $29.7 million pre-tax loss for the year ended December 31, 2001.  The increased loss over 2001 is primarily due to increased amortization of deferred acquisition costs, changes in the market values of derivatives used to manage Wealth Management liabilities,  and increased policyholder benefits offset by increased net realized gains on investments.

Total Revenues were $584.4 million and $501.0 million for the years ended December 31, 2002 and 2001, respectively.  The increase of $83.4 million is primarily due to the following:

o

Fee income was $283 million and $260 million for the years ended December 31, 2002 and 2001, respectively.  The increase of $23 million is primarily the result of increased fee income earned on service contracts between the Company's subsidiaries and affiliates outside of the consolidated group, offset by decreased mortality and expense fees.  In 2002 the Company's distribution fees increased $24 million, administration and service fees increased $15 million, and the Company's investment advisor subsidiary's fees increased $10 million. These increases were primarily due to new service agreements entered into at the end of 2001.  Offsetting the increased fees were decreased mortality and expense fees of $32 million in 2002. Mortality and expense fees are based on the average net assets of variable annuity accounts. Variable annuity assets have decreased by approximately $2.4 billion since December 31, 2001 due to market depreciation and lower net deposits. Deposits to annuity products decreased by $1.1 billion compared to 2001.

Surrenders for 2002 were $183 million greater than 2001. The surrenders are primarily attributable to a mature block of business emerging from its surrender charge period.

Deposits in the Futurity and Regatta Master line of products (multi-manager products) represented $627 million of total annuity deposits for the year ended December 31, 2002.

o

Net investment income and realized gains for the Wealth Management segment increased by $58.6 million for the year ended December 31, 2002 as compared to 2001. This is primarily attributed to the following:

-

Net realized investment gains increased $80 million over the prior year. This increase is attributed to a $124 million gain on the sale of S&P 500 put options during the third quarter.  The proceeds of this sale were used to purchase similar options with a longer term. Offsetting this gain is a $24 million increase in realized losses related to other-than-temporary declines in the value of certain fixed maturities, and a $14 million increased loss on the disposal of fixed maturity investments in the trading portfolio.  Continued unfavorable market conditions could produce additional losses.

-

Total unrealized losses on derivatives in the investment portfolio decreased Wealth Management net investment income by $106 million for the year ended December 31, 2002, as compared to a total reduction of $84 million for the year ended December 31, 2001.  The majority of the derivative instruments swap fixed for floating rates and reflected unrealized losses as a result of decreasing floating rates. Corporate bond spreads in the portfolio widened significantly and swap spreads tightened despite decreasing interest rates. As a result, the trading portfolio did not have offsetting appreciation of its bonds, thereby reducing investment income. Despite significant losses on derivatives associated with the GIC's, the Company's exposure is limited due to the structure of payment terms at maturity. The contract liabilities are carried at account value and are included with policyholder liabilities.

Total benefits and expenditures were $696.5 million and $530.7 million for the years ended December 31, 2002 and 2001, respectively.  The increase of $165.8 million is primarily due to the following:

o

Policyholder benefits increased by approximately $21 million for the year ended December 31, 2002 as compared to 2001.  Reserves related to the single premium pension policies increased by $38 million as a result of changes in the mortality assumptions used to calculate the reserves.  The mortality was adjusted to reflect expected payment and as a result a loss was recognized on that line of business.  Additionally, benefits paid over policyholder account balances due to the guaranteed minimum death benefit contracts increased by $32 million over 2001.  Offsetting these increases were lower bonus payments and lower interest credited to policyholder accounts.  One set of annuity products credit the policyholder's account with a bonus payment upon receipt of the deposit; the expense is included in annuity payments.  As a result of the reduced sales of the bonus annuity products, bonus payments of $10 million for the year 2002 were $15 million lower than the $25 million of bonus payments made during the year 2001. Additionally, interest credited to policyholders declined by $46 million over prior year as a result of lower account values and lower interest rates.

o

Underwriting, acquisition and other operating expenses increased by $17 million for the year ended December 31, 2002, as compared to the same period in 2001. The Company experienced increased operating expenses within its investment adviser and distribution subsidiaries reflecting increased volumes of new business, most of which can be attributed to the acquisitions of Keyport and its affiliates by the Company's parent.  The increase in the subsidiaries operating expenses were offset by the increase fees noted above.

o

Amortization of DAC increased by $116 million for the year ended December 31, 2002, as compared to the same period in 2001. This increase is the result of unfavorable changes in actual and estimated future gross profit assumptions used to calculate amortization of DAC. The significant changes affecting future gross profit assumptions that increased DAC amortization during 2002 were the decline in the market value of separate account assets ($57.0 million) and revised cash flow assumptions ($39.0 million).

Year ended December 31, 2001 compared to 2000:

The Wealth Management segment was significantly impacted by unfavorable changes in the financial markets.  The net loss of $11.1 million for the year ended December 31, 2001 was $5.1 million greater than the $6.0 million net loss for the year ended December 31, 2000.  The losses in both years were primarily due to three factors: 1) increased amortization of DAC on annuity products; 2) increased strain associated with the successful introduction of new products which credit the policyholder with a bonus upon receipt of the deposit; 3) and changes in the market values of derivatives used to manage Wealth Management liabilities.  Changes in estimated future gross profit assumptions used to amortize DAC resulted in cumulative adjustments that were included with current period amortization.  The bonus credits on the new products were expensed as they were credited to the policyholders' account values.  The changes in market values of derivative instruments were included in investment income. Additional details of the major factors affecting the Wealth Management segment's results for the year ended December 31, 2001 as compared to the same period in 2000 are as follows:

o

Fee income for the year 2001 was lower than 2000 by approximately $20 million, primarily as a result of lower variable annuity account balances.  Market depreciation and reduced net deposit activity were key factors in the decline in the account balances.  Variable annuity assets  decreased by approximately $1.5 billion since December 31, 2000.  Since fees are determined based on the average net assets held in these accounts, fee income decreased.  Net deposits of annuity products decreased by $1.0 billion compared with 2000.  The decrease in net deposits results primarily from decreased variable annuity sales.  The successful introduction of new products during 2000 significantly increased deposits into the variable accounts, particularly in the fourth quarter of 2000.  Sales during 2001 were not strong due to the unfavorable condition of the equity markets in general.  The Company's results followed that of the variable annuity marketplace, which experienced a decrease in sales during 2001 as compared to 2000.

Annuity surrenders decreased in 2001 by $269 million.  The surrenders were primarily from older products which are no longer actively marketed and the decrease was mainly due to the decline in market values of the variable annuity assets.

o

Net investment income and realized gains for the Wealth Management segment decreased by $7.5 million for the year ended December 31, 2001, as compared to 2000.  The new GIC products that were introduced during the second quarter of 2000 generated an increase of $22 million of net investment income and net realized gains during 2001 as compared to $11 million of losses in 2000.  Offsetting the increase from the new GIC products was a reduction in net investment income, reflecting the Company's 1997 decision to no longer market group pension and GIC products in the U.S., which caused an overall reduction in the block of in-force business of U.S. issued GIC's.

Wealth Management's net investment income was also reduced by the unrealized losses of the various derivative instruments which the Company used as part of its asset-liability management programs.  The investment portfolio experienced unrealized gains on fixed bonds due to lower interest rates at December 31, 2001; however, the majority of the derivative instruments swapped fixed for floating rates and reflected unrealized losses.  The swap spreads decreased more than the bond spreads increased, thereby reducing investment income.  Total net losses on derivatives reduced Wealth Management pretax net income by $90 million for the year ended December 31, 2001, as compared to a total reduction of $61 million in 2000.  Despite significant losses on derivatives associated with the new GIC's, the Company's exposure was limited due to the structure of payment terms at maturity.  The contract liabilities were carried at account value and were included with policyholder liabilities.

o

Policyholder benefits decreased by approximately $32 million for the year ended December 31, 2001, as compared to 2000.  As U.S. issued GICs matured and were surrendered, related reserves decreased by $8 million and interest credited on deposits also declined by $20 million despite the $18 million increase on interest credited to policyholders of the new GIC contracts.  Also contributing to the decrease in policyholder benefits were lower bonus payments credited to policyholder accounts.  One set of annuity products credit the policyholder's account with a bonus payment upon receipt of the deposit; the expense is included in annuity payments.  As a result of the reduced sales of the annuity products, bonus payments of $25 million for the year 2001 were a $19 million decrease from the $44 million of bonus payments made during the year 2000.  Partially offsetting these decreases in policyowner benefits were increases in death benefits paid over policyholder account balances.

o

Underwriting, acquisition and other operating expenses decreased by $8 million for the year ended December 31, 2001, as compared to the same period in 2000, reflecting the decreased volumes of both new business and in-force business.

o

Amortization of DAC decreased by $2 million for the year ended December 31, 2001 as compared to the same period in 2000.  Both years experienced significant cumulative adjustments to amortization as a result of unfavorable changes in estimated future gross profit assumptions used to calculate amortization of DAC.

Individual Protection Segment

The Company currently markets variable life insurance products.  These products include variable universal life ("VUL") products marketed to the corporate-owned life insurance ("COLI") and bank-owned life insurance ("BOLI") markets, which were first introduced in late 1997 and 1999, respectively. In September 1999, the Company introduced a new VUL product as part of the Futurity product portfolio. VUL products are insurance products that allow for flexible premiums and the policyholder directs how the cash value is invested, and thus bears the investment risk. The Company's management expects the variable life business to grow and become more significant in the future.

The following provides a summary of operations for the Individual Protection Segment for the years ended

December 31:

($ in thousands)

2002

2001

2000

Total Revenues

$       62,030

$      32,345

$ 44,206

Total Expenditures

61,445

28,383

   44,477

Pretax Income (Loss)

585

3,962

(271)

Net Operating Income (Loss)

$ 464

$        3,443

$ (176)

Total Assets

$ 2,704,635

$ 1,685,589

$ 1,242,549

Year ended December 31, 2002 compared to 2001:

Earnings from the Individual Protection segment decreased by $2.9 million in 2002 as compared to 2001. Net income was $0.5 million for the year ended December 31, 2002 and $3.4 million for the year ended December 31, 2001. During 2002, the Company received $981 million of deposits into its COLI VUL and Futurity variable universal life products and its privately placed BOLI product. This new business combined with existing business in these product lines resulted in increased fee income of approximately $30 million for the year ended December 31, 2002. These fee increases were partially offset by increased operating expenses of $17.6 million, primarily due to growth in new business with premium taxes contributing $12.3 million of the total increase.  Additionally, DAC amortization expense for the year ended December 31, 2002 was $7.1 million greater than the year ended December 31, 2001 due to significant favorable cumulative adjustments to DAC recorded in 2001.  Reserves for the year ended December 31, 2002 increased by $6.8 million over the year ended December 31, 2001, primarily as the result of revised cash flows for reinsurance recoverables.

Year ended December 31, 2001 compared to 2000:

Earnings from the Individual Protection segment increased by $3.6 million, from a net loss of $0.2 million for the year ended December 31, 2000 to net income of $3.4 million for the year ended December 31, 2001, due primarily to increases in cost of insurance charges, and favorable DAC amortization as a result of favorable cumulative adjustments.  During 2000, the Company received $850 million of deposits to its new privately placed BOLI VUL products.  This resulted in increased fee income of $17 million that was offset by increased acquisition costs associated with the sales.  During the year ended December 31, 2001, the Company received deposits of $380 million.

Group Protection Segment

The Group Protection segment focuses on providing life, disability and stop loss insurance to small and medium sized employers as part of those companies' employee benefit plans.  This segment operates only in the state of New York through a subsidiary, SLNY.  Effective December 31, 2002, SLNY's operations were merged with another affiliate, KBL.  As a result of this merger, Keyport, the former parent company of KBL and an affiliate of the Company, owns 67% of the combined entity and the Company retained a 33% interest in the combined entity.  As of December 31, 2002, the assets and liabilities of SLNY are no longer consolidated with the Company.

The following provides a summary of operations for the Group Protection Segment for the years ended

December 31:

($ in thousands)

2002

2001

2000

Total Revenues

$   20,181

$  19,407

$ 17,194

Total Expenditures

15,630

15,930

   15,350

Pretax Income

4,551

3,477

1,844

Net Operating Income

$ 3,195

$    2,641

$ 1,199

Total Assets

$ -

$  38,105

$  30,514

Year ended December 31, 2002 compared to 2001:

Net income from the Group Protection segment increased by $0.6 million for the year ended December 31, 2002 as compared to 2001. Rate increases on renewals and new business, together with increased volume associated with the entrance of stop loss business sold in New York, effective June 2001, resulted in increased premiums of $0.7 million. Improvements in policy reserves and commission expense also contributed to the increased earnings.

Year ended December 31, 2001 compared to 2000:

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

The following provides a summary of operations for the Corporate Segment for the years ended December 31:

($ in thousands)

2002

2001

2000

Total Revenues

$   131,332

$     78,562

$ 12,403

Total Expenditures

88,485

101,637

   53,515

Pretax Income (Loss)

42,847

(23,075)

(41,112)

Net Operating Income (Loss)

$ 48,874

$   (12,873)

$ 7,442

Total Assets

$ 641,518

$   299,647

$  686,233

Year ended December 31, 2002 compared to 2001:

The Corporate segment had a pre-tax net income of $42.8 million for the year ended December 31, 2002, compared to a net loss of $23.1 million for the year ended December 31, 2001.  The $65.9 million pre-tax increase is primarily attributed to $36 million of derivative income earned during the year ended December 31, 2002, compared to $25 million of net derivative losses for the year ended December 31, 2001.  During the last six months of 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy.  These options were purchased as a hedge relating to the risks associated with the impact of the equity market decline on the variable annuity products.  Effective July 1, 2002, the puts were reallocated to the Wealth Management segment to better reflect the economics of the put purchase and the results of the Wealth Management segment.

The reduction in the effective tax rate for the year ended December 31, 2002, compared to the year ended December 31, 2001, relates to the benefits of the dividend received deduction generated from the separate accounts.  This reduction is related to a technical advice memorandum issued by the IRS, as well as the closing of several audit years. The benefit to income for the year ended December 31, 2002 was $12.5 million.

Year ended December 31, 2001 compared to 2000:

The Corporate segment had a net loss of $12.9 million for the year ended December 31, 2001, as compared to net income of $7.4 million for the year 2000.  This $20.3 million decrease reflects an income tax benefit realized in 2000 related to issues in tax years which had been examined by the Internal Revenue Service.  During 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy.  A $29 million unfavorable change in the fair value of these options, included in investment income, was partially offset by increases of $4 million in net realized gains.

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

The following summarizes the asset balances at December 31:

($ in thousands)

2002

2001

General account assets

$ 6,622,215

$ 6,076,609

Separate account assets

13,383,358

16,233,130

Total assets

$ 20,005,573

$ 22,309,739

General account assets increased by 9.0% in 2002 and separate account assets decreased by 17.6%.  The significant decline in separate account assets reflects the unfavorable financial market conditions that prevailed during 2002.  Decreased net deposits into variable annuity product accounts combined with market depreciation of variable account assets have significantly reduced assets. The growth in the general account is primarily due to GIC products marketed overseas which had net deposits of $501 million for the year ended December 31, 2002.

Invested Assets

The Company held $5.57 billion and $4.98 billion in invested assets at December 31, 2002 and 2001, respectively. The Company pursues a high-quality, well diversified portfolio strategy that is appropriate for its general fund obligations.  The investment function is a critical component of the Company's business given the role invested assets play in supporting its product lines and the direct impact of investment results on profitability.

Asset/Liability Risk Management

The Company's primary investment objective is to maximize after-tax returns on the products it issues within acceptable risk parameters. The Company is exposed to two primary types of investment risk:

o

Interest rate risk, meaning changes in the market value of fixed maturity securities and certain interest-sensitive liabilities as interest rates change over time, and

o

Credit risk, meaning uncertainties associated with the continued ability of an obligor to make timely payments of principal and interest.

For a more detailed discussion of the Company's interest rate risk management policies, practices and procedures, please see the Interest Rate Risk Management section in the Quantitative and Qualitative Disclosures about Market Risk section of this annual report (Item 7A).

The Company manages its exposure to credit risk through internal analyses of a given investment.  The Company's corporate bond staff applies a wide range of qualitative input and quantitative tools in assessing an issuer's credit risk.  The credit analysts apply industry and financial knowledge to assess an issuer's ability to succeed within a broader economic framework. Analysts work with legal staff and portfolio management to assess transaction structure and risks to promote appropriate covenant protection as well as investment diversification and asset allocation. The Company relies on its credit team's ability to analyze a wide range of public and private bond issues and structures and to acquire the investments needed to profitably fund the Company's liability requirements.

The Company regularly reviews its bond portfolios relative to any change in specific issuer performance, external and internal ratings, industry conditions, financial ratios, and changes in investment value.  Such analysis is undertaken to determine that the integrity of the Company's investments remains sound and to review for other-than-temporary impairments.

Within the pricing of the Company's products it has embedded provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the provision.  However, actual losses may prove to be above or below the expected loss rate.  The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle.  The Company's credit function and capital base generally permit it to pursue a buy and hold strategy which balances the Company's assets and liabilities with the intent of withstanding near-term swings in the broader economy.

The composition of the investments in the general account portfolio is as follows as of December 31, (in 000's):

2002

2001

Carrying Value

% of Total

Carrying Value

% of Total

Fixed maturity securities

$ 4,216,661

75.8%

$ 3,772,178

75.7%

Mortgage loans

778,962

14.0%

915,730

18.4%

Policy loans

39,317

0.7%

42,686

0.9%

Equity investment in affliate

95,803

1.7%

-

0.0%

Real estate

79,783

1.4%

83,545

1.7%

Other invested assets

185,440

3.3%

66,771

1.3%

Short-term investments

171,627

3.1%

103,296

2.0%

Total Invested Assets

$ 5,567,593

100.0%

$ 4,984,206

100.0%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities.  The Company diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgaged-back and asset-backed securities.  Asset-backed securities include structured equipment and receivable investments.

The following provides the composition of the Company's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of December 31, 2002 (in 000's):

 Total
Fair Value

Net Unrealized Gain (Loss)

Fair Value of Securities with Gross Unrealized Gains

Gross Unrealized Gains

Fair Value of Securities with Gross Unrealized Losses

Gross Unrealized Losses

Corporate Securities:

Basic Industry

$ 175,558

$ 15,091

$ 165,128

$ 16,566

$ 10,430

$ (1,475)

Capital Goods

166,965

14,047

133,430

15,936

33,535

(1,889)

Communications

216,273

11,455

181,860

15,346

34,413

(3,891)

Consumer cyclical

272,832

15,588

252,829

19,081

20,003

(3,493)

Consumer non-cyclical

145,763

9,040

127,465

14,915

18,298

(5,875)

Energy

171,681

10,759

151,657

15,994

20,024

(5,235)

Finance

729,078

39,850

627,345

45,275

101,733

(5,425)

Industrial other

148,572

16,085

139,462

16,283

9,110

(198)

Technology

8,593

6

4,943

161

3,650

(155)

Transportation

205,259

(10,095)

131,359

14,621

73,900

(24,716)

Utilities

532,763

3,186

401,075

38,210

131,688

(35,024)

Total corporate

2,773,337

125,012

2,316,553

212,388

456,784

(87,376)

Other:

   Asset backed and mortgage
backed securities

462,434

17,518

429,435

19,102

32,999

(1,584)

   Foreign government and
agency

32,945

3,074

32,945

3,074

-

-

States & political subdivisions

515

15

515

15

-

-

   U.S. treasury & agency
securities

347,430

11,992

327,380

12,248

20,050

(256)

Subordinated note from affiliate

616,520

16,520

616,520

16,520

Total other

1,459,844

49,119

1,406,795

50,959

53,049

(1,840)

Total fixed maturity securities

$ 4,233,181

$ 174,131

$ 3,723,348

$ 263,347

$ 509,833

$ (89,216)

As of December 31, 2002, the portfolio carried $263.3 million in gross unrealized gains relative to $89.2 million in unrealized losses. As a percent of carrying value, the largest contributors of unrealized losses were found in the Transportation, Utilities, Consumer-Noncyclical, and Energy sectors.  Finance and Basic Industries stand out as experiencing the smallest gross unrealized losses as a percent of total carrying value. Below is a brief discussion concerning the industry segments of the Company's corporate bond holdings:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals and paper and forest products industries.  Broadly, these sectors supply commodity products for use as an end product or as input for higher value-added goods.  Demand typically fluctuates with the strength of the economy.  As would be expected, continued weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants.  Those companies with highly-leveraged balance sheets may have experienced ratings deterioration to below investment grade classifications, or are at risk for such.  A rebound in industry profitability may be delayed until the domestic and/or world economies show prolonged strength and capital spending resumes.  In the interim, the portfolios are comprised of well-run companies with specialty niches or with dominant industry positions that have allowed them to withstand the market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing, and environmental sectors.  In 2002, aerospace continued to be negatively effected by the events of September 11 further exacerbated by weak economic conditions.  Defense, on the other hand, benefited from the recent military buildup and increased budgets for homeland defense.  Building materials was weaker due to reduced commercial construction.  Although construction machinery demand had been underperforming, in general, the Company has seen improved balance sheets and operational efficiencies as these firms position for market recovery.  In the environmental service sector  poor economic conditions have affected volume and revenue growth, yet companies in this sector continue to apply strong free cash flow to improve their financial flexibility. While the capital goods subsectors have had varying operating histories, the Company is comfortable with issuer concentration and prospects.

o

Communications:  The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline.  Communications, especially telecommunications, came under severe pressure in 2002. Significant overcapacity in certain business lines, technological substitution, intense competition, general economic weakness, and, accounting scandals led to extreme volatility in bond prices and high-profile defaults. The Company's portfolio was not immune to these developments.  The Company's overall strategy has been to overweight companies with stronger and improving balance sheets, such as the regional bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector. A significant portion of the portfolio is invested at the operating company level, which generally fares better under difficult scenarios. Pressures on these sectors have moderated to a significant extent, and the Company expects to see further improvements to credit quality from increased free cash flows, further boosted by any improvement in the economy.  The Company intends to hold stressed but performing investments until they recover.

o

Consumer Cyclicals: Consumer Cyclicals is a large diverse industrial category comprising the automotive, entertainment, gaming, home construction, service, and textile sectors. In 2002, the automotive sector experienced significant pricing pressures, reduced earnings and balance sheet problems.  Automotive companies suffered significant balance sheet deterioration from underfunded pension plans resulting from declining capital markets. Although auto demand in 2003 is expected to be similar to 2002, improvement is expected for 2004.  Many retailers experienced a particularly challenging environment due to industry consolidation, guarded consumer spending, increased competition, and limited pricing power.  Entertainment and gaming sectors had a relatively strong year. The Company has no exposure to the textile industry and limited exposure to the services industry.  The Company continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders or bond issues with attractive collateral.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer product, food and beverage, healthcare, pharmaceutical, and supermarket companies.  In a year of economic weakness and record debt defaults, the consumer products sector continued to be characterized as one of a safe haven, and, thus outperformed most sectors in 2002.  The Company's analysis suggests that the broad sector will continue be a good relative performer under most economic scenarios.  Sector weakness was concentrated in the supermarket sub sector for 2002.  Supermarkets suffered from both a weaker economy and a change in the competitive structure of the industry.  As consumers have become price sensitive in weak economic times, many have turned away from traditional grocers and turned to non-traditional food retailers such as supercenters and membership clubs. Yet, healthy free cash flow levels provide supermarket operators with financial flexibility and support investment stability.

o

Energy: The Energy sector encompasses the oil and gas industries.  Higher commodity prices in the second half of 2002 contributed to the earnings of most oil and gas companies - namely exploration and production, integrateds and, to a lesser extent, refineries.  Investments in these sectors, in general, provided solid returns during the year. Oil field services, however, did not fare as well due to a redirection by the integrateds towards increasing reserves through acquisition rather than exploration. Political turmoil in Venezuela caused that country's oil production to suffer near complete shutdown after workers went on strike at the oilfields and refineries. Although bond values of Venezuela's national oil company suffered considerable declines, the structure of the Company's holdings in this entity continues to provide investment protection.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs").  With a few notable exceptions, bonds in this broad sector performed well in 2002.  Banks benefited from near historic low interest rates, which served to improve net interest margins.  Banks continued to show restraint in commercial lending, focusing on consumer lending for growth.  Deteriorating credit quality, especially in commercial and industrial portfolios, led to marked increases in provisioning and charge-offs.  Bonds of independent finance companies were quite volatile in 2002, owing mostly to the on-again, off-again divestiture of one large commercial finance company and to the myriad of negative headlines of one large consumer finance company.  Bond prices rallied in the latter part of 2002.  Finance companies exposed to aircraft leasing suffered the effects of the downturn in air travel and the bankruptcies of major airlines.  The performance of the captive finance bonds largely followed that of their parents.  The bonds of life insurance companies under-performed in 2002 owing mostly to the dismal stock market performance which eroded variable annuity sales and account values.  Life insurers were forced to accelerate deferred costs and to increase reserves for guaranteed minimum death benefits.  Life insurers were also affected by lower interest rates, which lowered the yield on bond portfolios, and by the wave of downgrades and defaults of corporate bonds.  Property-casualty insurers benefited from a hardening of prices, tempered somewhat by renewed asbestos headline risk, lower interest rates which lowered bond portfolio yields, and downgrades and defaults of corporate bond portfolios.

The bonds of broker-dealers fared well despite a very difficult operating environment characterized by a drought of equity initial public offerings ("IPOs"), equity underwriting and merger and acquisition activity.  Broker-dealers were also plagued by negative headlines concerning biased research reports, conflicts of interest and IPO allocation processes.  The recent performance of REITs has been strong, due to the defensive nature of the underlying assets and the sector's adherence to conservative credit covenants and policies.  While real estate fundamentals may continue to weaken, it is anticipated that REIT debt will continue to be insulated from any significant credit or market value deterioration.

o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers as well as computer software and services manufacturers. The fundamentals of the technology sector remained weak as global information technology ("IT") spending remained severely depressed in 2002.  Industry analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of personal computers, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. Most industry analysts expect a modest improvement in IT spending this year after several years of depressed demand.  The Company remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies.  Most of these sectors are experiencing some effects from the cyclical downturn. However, the airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy and structural changes to the industry. As such, the domestic airline industry posted a historic loss of $9.0 billion in 2002.  Two major airlines, United Airlines and U.S. Airways, filed for Chapter 11 protection.  The Company generally lends to the industry on a secured basis.  Thus, the emphasis of recovery values is based on the collateral backing the secured financings.  These secured airline financing are of two types: Equipment Trust Certificates ("ETCs") and Enhanced Equipment Trust Certificates ("EETCs").  The ETCs have an initial 80% loan-to-value ratio and the EETCs senior tranches had an initial 40-50% loan-to-value ratio and include a provision for a third party to pay interest for eighteen months from default. Although the Company has experienced a fair amount of deterioration in the airline component of its transportation portfolio in 2002, it is provided protection due to the secured nature of its holdings.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. The continuation of unresolved California energy crisis issues as well as the fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission investigations, accounting restatements, accounting rule changes, shareholder litigation, and depressed commodity prices placed unprecedented pressure on the sector.  Liquidity became the primary focus for the sector, a situation greatly exacerbated by rapid, and in some cases, multiple level downgrades by the credit rating agencies.  The Company's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies that have been less affected during the year.  In the cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics drive the Company's investment conclusions.  In fact, the Company expects the industry to benefit in the intermediate term from a focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance.  The ongoing progress in industry restructuring supports the Company's intention to hold its positions until maturity or recovery.

The Securities Valuation Office ("SVO") of the NAIC evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's ("S&P") and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities.

The majority of the Company's fixed maturity investments are investment grade, with 92.6% of fixed maturity securities classified as Category 1 and 2 by the SVO as of December 31, 2002. Below investment grade bonds were 7.4% of fixed maturity investments, and 5.6 % of total invested assets as of December 31, 2002. The following table provides the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating designation as of December 31, 2002 (in 000's):

SVO Rating

S&P Equivalent Designation

Fair Value

% of Total

1

AAA/AA/A

$ 2,348,410

55.5%

2

BBB

1,571,728

37.1%

3

BB

187,249

4.4%

4

B

58,912

1.4%

5

CCC and Lower

14,789

0.4%

6

In or near default

52,093

1.2%

$ 4,233,181

100%

The composition by credit quality of the securities with gross unrealized losses in the fixed maturity securities portfolio was as follows at December 31, 2002 (in 000's):

SVO Rating

S&P Equivalent Designation

Fair Value of Securities with Unrealized Losses

% of Total

Unrealized Losses

% of Total

1

AAA/AA/A

$ 111,470

21.9%

$ (5,135)

5.8%

2

BBB

185,813

36.4%

(17,299)

19.4%

3

BB

121,066

23.7%

(32,774)

36.7%

4

B

48,790

9.6%

(11,445)

12.8%

5

CCC and Lower

14,779

2.9%

(10,102)

11.3%

6

In or near default

27,915

5.5%

(12,461)

14.0%

$ 509,833

100.0%

$ (89,216)

100.0%

At December 31, 2002, $22.4 million, or 25.2%, of the gross unrealized losses are on securities that are rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and are generally temporary. The Company's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset impairment process.  Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed.  An analysis is undertaken to determine whether this decline in market value is other- than-temporary. The Company's process focuses on issuer operating performance as well as overall industry and market conditions.  Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, the Company's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Chief Investment Officer and the Chief Financial Officer review the results of the impairment analysis.

Securities that have been triggered for the impairment review process may either be determined to be impaired or placed on a watchlist for monitoring.  Should it be determined that a security is impaired, the Company may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value to reflect expected recovery. During 2002 and 2001, the Company incurred write-downs of fixed maturities totaling $27.5 million and $5.5 million, respectively, for other-than-temporary impairment.  The 2002 write-downs reflect impairments primarily relating to the Transportation, Energy and Utilities sectors. Realized losses on the voluntary sale of fixed maturity securities totaled $6.3 million in 2002 compared to $7.0 million in 2001.

The fair value of fixed maturity securities with unrealized losses by maturity date as of December 31, 2002 was as follows (in 000's):

Fair Value of Securities with Unrealized Losses

Gross Unrealized Losses

Due in one year or less

$ 25,884

$ (698)

Due after one year through five years

117,413

(27,364)

Due after five years through ten years

193,101

(37,997)

Due after ten years

140,436

(21,573)

476,834

(87,632)

Asset-backed securities

32,999

(1,584)

Total

$ 509,833

$ (89,216)

The Company's mortgage holdings amounted $779.0 million at December 31, 2002, representing 14.0% of total invested assets.  All but one of the Company's mortgage holdings at December 31, 2002 were in good standing.  The one restructured mortgage carried at $6.7 million is current on all principal and interest payments.

Liabilities

The following summarizes liability balances at December 31 (in 000's):

2002

2001

General account liabilities

$ 5,775,715

$ 5,343,977

Separate account liabilities

13,383,358

16,233,130

Total liabilities

$ 19,159,073

$ 21,577,107

Liabilities decreased 11.2% during the year ended December 31, 2002. As with separate account assets, the separate account liabilities decreased during 2002 due to the unfavorable financial market conditions. Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds.  The Company would expect the general account liabilities to decline more than separate account liabilities because it believes that in the future, net deposits to variable products will exceed net deposits for the fixed contracts associated with these liabilities. During 2002, however, the GIC products marketed overseas increased general account liabilities by $501 million (for a total net deposits of approximately $1.5 billion from inception to date).

Capital Markets Risk Management

See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in this Annual Report on Form 10-K for a discussion of the Company's capital markets risk management.

CAPITAL RESOURCES

Capital adequacy

The NAIC adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital (''RBC'') formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to assets, insurance, interest rates, and business risks.  According to the RBC calculation, the Company met its capital requirements at December 31, 2002 and 2001.  During the year ended December 31, 2002, the Company's parent contributed an additional $100 million to the paid in capital of the Company to strengthen its RBC position.

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

The Company's liquidity targets are intended to enable it to meet its day-to-day cash requirements.  On a quarterly basis, the Company compares its total "liquid" assets to its total demand liabilities. Liquid assets comprise cash and assets that could quickly be converted to cash should the need arise.  These assets include short-term investments and other current assets and investment-grade bonds.  The Company's policy is to maintain a liquidity ratio in excess of 100%.  The Company believes that its available liquidity is sufficient to meet its liquidity needs.

On July 25, 2002, the Company issued an $80,000,000 promissory note at 5.71% to an affiliate, Sun Life (Hungary) Group Financing Limited  Liability Company ("Sun Life (Hungary) Ltd").  The Company pays interest semi-annually to Sun Life (Hungary), Ltd. On December 31, 2002, the Company paid $1.9 million in interest.  The proceeds of the note were used to purchase fixed rate government and corporate bonds.

Contractual Obligations and Commercial Commitments

The Company's contractual obligations are as follows (in 000's):

Total

Less Than1 Year

1-3 Years

4-5 Years

After 5 Years

Surplus notes

$ 565,000

$ -

$ -

$ 157,500

$ 407,500

Partnership Capital Securities

600,010

-

-

-

600,010

Promissory Note to Affiliates

80,000

-

-

-

80,000

Operating Leases

1,457

241

750

264

202

The Company has syndicated two lines of credit each in the amount of $250 million.  There are 15 banks in the syndicate of lenders. The banks have committed to lend funds upon request by the Company at prevailing rates determined in accordance with the line of credit agreements.  One line of credit terminates October 2003, the other in October 2007.  As of December 31, 2002, no amounts have been borrowed.

The Company has made commitments of mortgage loans on real estate into the future. The outstanding commitments for these mortgages amount to $12.1 million and $39.8 million at December 31, 2002 and 2001, respectively.

OTHER MATTERS

Demutualization

The Company's ultimate parent as of December 31, 1999, SLOC, completed its demutualization on March 22, 2000.  As a result of the demutualization, a new holding company, SLF, is now the ultimate parent of SLOC and the Company.  SLF, a corporation organized in Canada, is a reporting company under the Securities Exchange Act of 1934, as amended, with common shares listed on the Toronto, New York, London, and Manila stock exchanges.

Purchase and Sale of subsidiaries

On December 18, 2002, the Company sold all of the outstanding shares of SLD, a registered broker-dealer and investment advisor, to SLF Holdings, an affiliate. Effective January 1, 2003, SLD changed its name to MFSLF, and thereafter MFS, an affiliate of the Company, acquired a 50% ownership interest in MFSLF.  The proceeds from this sale were $10.5 million and no gain or loss was realized on this transaction.

On December 31, 2002, the operations of SLNY were merged with another affiliate, KBL.  As a result of this merger Keyport, the former parent company of KBL and an affiliate of the Company, owns 67% of the combined entity and the Company retained a 33% interest in the combined entity.

On March 12, 2001, the Company purchased all of the outstanding shares of Vision for approximately $5 million.  Vision is a third party administrator incorporated in New Hampshire that provides insurance services throughout the United States.

On June 1, 2000, the Company sold all of the outstanding shares of Sun Life Information Services Ireland, Limited ("SLISL") to SLOC.  SLISL provides information systems development services to SLOC and its subsidiaries.  The Company realized a post-tax gain of approximately $293,000 on this transaction.

Corporate Restructuring

In October 2001, SLC (U.S.) Holdings transferred its ownership in the Company's surplus notes totaling $565 million to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company, at book value.

On December 21, 2000, the Company's parent, SLC (U.S.) Holdings, transferred its 100% ownership in the General Partner to the Company in exchange for 537 shares of the Company's common stock totaling $537,000 plus $65.5 million of additional paid in capital.  There was no gain or loss realized on this transaction.  The General Partner is the sole general partner of the Partnership which holds, as an investment, $600 million of subordinated debentures of SLC (U.S.) Holdings, the Company's parent.  The Partnership also has $607.8 million of Partnership capital securities issued to an affiliated business trust, representing the limited partner interest.

On December 21, 2000, the Company's parent, SLC (U.S.) Holdings, transferred its $350 million SLOC subordinated note to Sun Canada Financial Co., an affiliate, in the form of additional capitalization.  On the same day, Sun Canada Financial Co. transferred its ownership in the Company's surplus notes totaling $315 million to SLC (U.S.) Holdings in the form of a dividend.  As a result, the Company had $565 million of surplus notes issued to its parent, SLC (U.S.) Holdings, as of December 31, 2000.

Transactions with Affiliates

On December 31, 2002, prior to the completion of the merger, the Company contributed capital in the amount of $14.85 million to SLNY.

During 2002, the Company contributed $6 million of additional paid-in capital to SLD, formerly a wholly-owned subsidiary.

On September 24, 2002, the Company received a $100 million capital contribution from its parent, SLC (U.S.) Holdings.

On July 25, 2002, the Company issued an $80 million promissory note at 5.71% to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company (" Sun Life (Hungary) Ltd").  The Company pays interest semi-annually to Sun Life (Hungary), Ltd. On December 31, 2002 the Company paid $1.9 million in interest.  The proceeds of the note were used to purchase fixed rate government and corporate bonds.

On May 29, 2002, the Company sold its $100 million note from MFS, an affiliate, to Keyport, another affiliate, for approximately $108 million.  The note was included in fixed maturities available-for-sale at December 31, 2001.  A gain of $8 million was recognized on this transaction.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This discussion covers market risks associated with investment portfolios that support the Company's general account liabilities. This discussion does not cover market risks associated with those investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes any market risks.

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

Types of market risks

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's practice, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands.  The Company does hold real estate and equity options in its portfolios. (At December 31, 2002, investment real estate holdings represented approximately 1.4% of the Company's total general account investment portfolio.) The management of interest rate risk exposure is discussed below.

Interest rate risk management

The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments.  They are also supported by holdings of real estate and floating rate notes.  All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans.  Public bonds can include Treasury bonds, corporate bonds, and money market instruments.  The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities.  These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's practice is to limit MBS holdings to less than 10% of total portfolio assets.  In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility.  The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches.  As a result of commercial mortgage securitization transactions involving assets formerly owned by the Company (discussed in Note 3 of the consolidated financial statements included in Item 8 of this Form 10-K), the Company has retained subordinated interest certificates and interest-only certificates.

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

Asset strategies may include the use of Treasury futures or interest rate swaps to adjust the duration profiles for particular portfolios.  All derivative transactions are conducted under written operating guidelines and are marked to market.  Total positions and exposures are reported to the Board of Directors on a quarterly basis.  The counterparties to hedging transactions are highly rated financial institutions, with respect to which the risk of the Company's incurring losses related to credit exposures is considered remote.

Liabilities categorized as financial instruments and held in the Company's general account at December 31, 2002 had a fair value of $4,702.7 million.  Fixed income investments supporting those liabilities had a fair value of $5,576.5 million at that date.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2002.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $186.9 million and the corresponding assets would show a net increase of $128.7 million.

By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 2001 had a fair value of $4,347.0 million.  Fixed income investments supporting those liabilities had a fair value of $5,053.1 million at that date.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2001.  The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $206.2 million and the corresponding assets would show a net increase of $172.5 million.

The Company produced these estimates using computer models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models' estimates of duration and market values may not reflect what actually would occur.  The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results. The Company believes that, all other things being equal, this limitation will tend to cause the models to produce estimates that are generally worse than one might actually expect.

Based on its processes for analyzing and managing interest rate risk, the Company believes its exposure to interest rate changes will not materially affect its near-term financial position, results of operations, or cash flows.

Equity and foreign currency exchange risk

The Company's GIC products introduced exposure to equity and foreign currency exchange risk.  This is in addition to the traditional interest rate risk discussed previously.  This economic exposure has been substantially hedged through interest rate, currency, and equity swaps.  The terms of each GIC, such as interest rate, interest payment dates, maturity and redemption dates, and currency denomination, are identical to the terms of the swaps.  The GIC liability is swapped back to a U.S. dollar fixed liability. All foreign currency is swapped back to fixed U.S. dollars, certain floating rate payments are swapped to fixed rate payments, and any equity returns that the Company is required to pay (or receive) on the GIC are received from (or paid to) the swap counterparty.

During 2002 and 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy.  At December 31, 2002, the fair value of the options was $213.2 million.  The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options at December 31, 2002 by $29.0 million.  A negative shift in the market of 10% would increase the market value by $35.0 million at December 31, 2002.

Item 8.  Financial Statements and Supplementary Data.

Financial statements in the form required by Regulation S-X, are set forth below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the years ended December 31,

2002

2001

2000

Revenues

Premiums and annuity considerations

$ 43,574

$ 41,009

$ 44,803

Net investment income

265,277

282,492

287,674

Net realized investment gains (losses)

136,697

23,694

(19,905)

Fee and other income

352,403

284,111

297,861

Total revenues

797,951

631,306

610,433

Benefits and expenses

Policyowner benefits

337,305

309,688

338,328

Other operating expenses

184,289

151,778

164,870

Amortization of deferred policy acquisition costs

243,927

120,733

123,832

Total benefits and expenses

765,521

582,199

627,030

Income (loss) from operations

32,430

49,107

(16,597)

Interest expense

96,497

94,422

44,687

Loss before income tax expense

(64,067)

(45,315)

(61,284)

Income tax (benefit) expense:

Federal

(46,174)

(26,120)

(61,681)

State

1,265

(1,313)

(2,097)

Income tax benefit

(44,909)

(27,433)

(63,778)

Net (loss) income before cumulative

effect of change in accounting principle

(19,158)

(17,882)

2,494

Cumulative effect of change in accounting principle, net of tax

-

5 ,198

-

Net (loss) income

$ (19,158)

$ (12,684)

$ 2,494

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

December 31,

ASSETS

2002

2001

Investments

 Available-for-sale fixed maturities at fair value (amortized cost of
$2,104,081 and $2,072,585 in 2002 and 2001, respectively)

$ 2,211,836

$ 2,130,688

 Trading fixed maturities at fair value (amortized cost of $1,354,969 and
$1,020,173 in 2002 and 2001, respectively)

1,404,825

1,041,490

 Subordinated note from affiliate held-to-maturity (fair value of $616,520 and $619,656 in 2002 and 2001, respectively)

600,000

600,000

Equity investment in affiliate

95,803

-

Short-term investments

171,627

103,296

Mortgage loans

778,962

915,730

Real estate

79,783

83,545

Policy loans

39,317

42,686

Other invested assets

185,440

66,771

Total investments

5,567,593

4,984,206

Cash and cash equivalents

277,104

180,141

Accrued investment income

66,771

63,428

Deferred policy acquisition costs

585,815

765,716

Outstanding premiums

-

3,591

Other assets

124,932

79,527

Separate account assets

13,383,358

16,233,130

Total assets

$ 20,005,573

$ 22,309,739

LIABILITIES

Future contract and policy benefits

$ 677,163

$ 691,406

Contractholder deposit funds and other policy liabilities

3,517,720

3,145,725

Unearned revenue

8,628

11,610

Accrued expenses and taxes

117,519

115,466

Deferred federal income taxes

104,736

99,164

Long-term debt payable to affiliates

645,000

565,000

Partnership Capital Securities

607,826

607,826

Other liabilities

97,123

107,780

Separate account liabilities

13,383,358

16,233,130

Total liabilities

19,159,073

21,577,107

Commitments and contingencies - Note 15

STOCKHOLDER'S EQUITY

 Common stock, $1,000 par value -  10,000 shares authorized; 6,437 shares issued and outstanding in 2002 and 2001

$ 6,437

$ 6,437

Additional paid-in capital

388,672

265,411

Accumulated other comprehensive income

47,384

37,619

Retained earnings

404,007

423,165

Total stockholder's equity

846,500

732,632

Total liabilities and stockholder's equity

$ 20,005,573

$ 22,309,739

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the years ended December 31,

2002

2001

2000

Net (loss ) income

$ (19,158)

$ (12,684)

$ 2,494

Other comprehensive income

Net change in unrealized holding gains (losses) on

       available-for-sale securities, net of tax and
policyholder amounts

27,448

4,589

20,697

    Reclassification adjustments of realized investment (gains)
losses into net income (loss)

(14,177)

(5,519)

9,725

Other comprehensive income (loss)

13,271

(930)

30,422

Comprehensive (loss) income

$ (5,887)

$ (13,614)

$ 32,916

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the years ended December 31,

Accumulated

Additional

Other

Total

Common

Paid-In

Comprehensive

Retained

Stockholder's

Stock

Capital

Income

Earnings

Equity

Balance at December 31, 1999

$ 6,437

$ 199,355

$ 8,127

$ 458,355

$ 672,274

Net income

2,494

2,494

Dividends declared

(10,000)

(10,000)

Additional paid-in-capital

66,056

66,056

Other comprehensive income

30,422

30,422

Balance at December 31, 2000

$ 6,437

$ 265,411

$ 38,549

$ 450,849

$ 761,246

Net loss

(12,684)

(12,684)

Dividends declared

(15,000)

(15,000)

Other comprehensive loss

(930)

(930)

Balance at December 31, 2001

$ 6,437

$ 265,411

$ 37,619

$ 423,165

$ 732,632

Net loss

(19,158)

(19,158)

Additional paid-in-capital

100,000

100,000

Other comprehensive income

13,271

13,271

Deconsolidation of SLNY

23,261

(3,506)

19,755

Balance at December 31, 2002

$ 6,437

$ 388,672

$ 47,384

$ 404,007

$ 846,500

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31,

2002

2001

2000

Cash Flows From Operating Activities:

Net (loss) income from operations

$ (19,158)

$ (12,684)

$ 2,494

Adjustments to reconcile net income (loss) to net cash used

in operating activities:

Amortization of discount and premiums

11,181

3,230

(790)

Depreciation and amortization

1,876

1,602

2,846

Net realized (gains) losses on investments

(136,697)

(23,676)

19,906

Net unrealized (gains) on trading fixed maturities

(47,565)

(8,651)

(14,905)

Interest credited to contractholder deposits

129,610

175,916

195,533

Deferred federal income taxes

28,529

55,700

(53,139)

Cumulative effect of change in accounting principle, net of tax

-

(5,198)

-

Changes in assets and liabilities:

Deferred acquisition costs

148,684

(17,146)

(83,037)

Accrued investment income

(5,324)

1,481

(5,732)

Other assets

(29,116)

(45,919)

14,984

Future contract and policy benefits

26,174

(23,255)

(14,462)

Other, net

25,971

55,150

40,980

Net purchases of trading fixed maturities

(369,794)

(372,352)

(634,365)

Net cash used in operating activities

(235,629)

(215,802)

(529,687)

Cash Flows From Investing Activities:

Sales, maturities and repayments of:

Available-for-sale fixed maturities

1,333,976

1,250,971

1,001,902

Net cash from sale of subsidiary

3,331

-

-

Other invested assets

239,737

4,392

-

Mortgage loans

234,191

112,422

208,542

Real estate

6,036

10,009

35,951

Purchases of:

Available-for-sale fixed maturities

(1,532,791)

(823,289)

(738,259)

Subsidiaries

-

(4,965)

-

Other invested assets

(233,255)

(1,087)

(2,221)

Mortgage loans

(112,479)

(184,787)

(121,897)

Real estate

(3,634)

(16,284)

(14,997)

Changes in other investing activities, net

(8,109)

1,261

2,768

Net change in policy loans

3,098

128

(799)

Net change in short-term investments

(81,713)

8,782

34,924

Net cash (used in) provided by investing activities

(151,612)

357,553

405,914

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31, 2001, 2000 and 1999

2002

2001

2000

Cash Flows From Financing Activities:

Deposits to contractholder deposit funds

1,178,908

1,557,468

1,962,257

Withdrawals from contractholder deposit funds

(855,834)

(1,894,134)

(1,988,702)

Issuance of long-term debt

80,000

Dividends paid to stockholder

-

(15,000)

(10,000)

Additional capital contributed

100,000

-

-

Net cash provided by (used in) financing activities

503,074

(351,666)

(36,445)

Net change in cash and cash equivalents

115,833

(209,915)

(160,218)

Cash and cash equivalents, beginning of year

180,141

390,056

550,274

Cash from deconsolidation of subsidiary

(18,870)

-

-

Cash and cash equivalents, end of year

$ 277,104

$ 180,141

$ 390,056

Supplemental Cash Flow Information

Interest paid

$ 96,414

$ 94,422

$ 43,266

Income taxes (refunded) paid

(14,904)

10,887

63,692

Non-cash Transactions

On December 21, 2000, the Company's parent, Sun Life of Canada (U.S.) Holdings, Inc., transferred its 100% ownership in Sun Life of Canada (U.S.) Holdings General Partner, Inc. to the Company in exchange for 537 shares of the Company's common stock totaling $537,000 plus $65.5 million of additional paid in capital.

On December 31, 2002, the operations of Sun Life Assurance and Annuity Company of New York, were merged with another affiliated company, Keyport Benefit Life Insurance Company.  As a result of this merger Keyport Life Insurance Company, the former parent company of Keyport Benefit Life Insurance Company and an affiliate of the Company, owns 67% of the combined entity and the Company retained a 33% interest in the combined entity.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") was incorporated in 1970 as a life insurance company domiciled in the state of Delaware.  As of December 31, 2002, the Company was licensed in 48 states and certain other territories.  Effective January 31, 2001, the Company became authorized to do business in 49 states.   In addition, the Company's insurance affiliate, Sun Life Insurance and Annuity Company of New York ("SLNY"), is licensed in New York.  The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts ("GICs"), group life, group disability and stop loss insurance, third party insurance administration, and other asset management services.

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. ("SLC (U.S.) Holdings"), which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC").  SLOC is a life insurance company domiciled in Canada that reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc. ("SLF"), is now the ultimate parent of SLOC.

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for stockholder-owned life insurance companies.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  As of December 31, 2002, the Company owned all of the outstanding shares of Sun Life Financial Services Limited ("SLFSL"), Sun Benefit Services Company, Inc. ("SBSC"), Sun Capital Advisers, Inc. ("SCA"), Sun Life of Canada (U.S.) SPE 97-1, Inc. ("SPE 97-1), Sun Life of Canada (U.S.) Holdings General Partner, Inc. ("the General Partner"), Vision Financial Corporation ("Vision") and Clarendon Insurance Agency, Inc ("Clarendon").  The results are also consolidated with Sun Life of Canada Funding, LLC ("SLOC Funding"), which is owned by a trust sponsored by the Company and Sun Life of Canada (U.S.) Limited Partnership I ("the Partnership"),  for which the General Partner is the sole general partner.

On December 31, 2002, the operations of SLNY were merged with another affiliated company, Keyport Benefit Life Insurance Company, ("KBL").  As a result of this merger Keyport Life Insurance Company ("Keyport"), the former parent company of KBL and an affiliate of the Company, owns 67% of the combined entity and the Company retained a 33% interest in the combined entity.  For the year ended December 31, 2002, the results of operations for SLNY were consolidated with the Company's results.  As of December 31, 2002, the assets and liabilities of SLNY are no longer consolidated with the Company.

On December 18, 2002 the Company sold its interest in its' wholly-owned subsidiary, Sun Life of Canada (U.S.) Distributors, Inc. ("SLD") to another affiliate, Sun Life Financial (U.S.) Holdings, Inc. ("SLF Holdings"), for $10.5 million.  No gain or loss was realized on this transaction.  Effective January 1, 2003, SLD changed its name to MFS/Sun Life Financial Distributors, Inc. ("MFSLF") and thereafter Massachusetts Financial Services Company ("MFS"), an affiliate of the Company, acquired a 50% ownership interest in MFSLF.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SLNY is engaged in the sale of individual fixed and variable annuity contracts and group life, group disability insurance and stop loss contracts in its state of domicile, New York. SLFSL serves as the marketing administrator for the distribution of the offshore products of SLOC, an affiliate.  SCA is a registered investment adviser.  SPE 97-I, was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. The General Partner is the sole general partner of the Partnership.  Clarendon is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates.  As of December 31, 2002, SBSC was inactive.  SLOC Funding, was organized for the purpose of engaging in activities incidental to establishing the new guaranteed investment products of the Company.  The Partnership was established to purchase subordinated debentures issued by the Company's parent, SLF Holdings, and to issue Partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I, ("Capital Trust I").

On March 12, 2001, the Company purchased Vision for approximately $5.0 million.  Vision, based in Keene, N.H., is a third-party administrator that specializes in the administration of insurance products sold at the worksite.  The Company has recorded the acquisition using the purchase method of accounting and in connection with the acquisition recorded approximately $1.6 million of goodwill.  The results of operations of Vision for the years ended December 31, 2002 and 2001 were not material to the consolidated financial statements.

In June 2000, the Company sold Sun Life Information Services Ireland, Limited ("SLISL") to SLOC.  SLISL provides information systems development services to SLOC and its subsidiaries.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates are those used in determining deferred policy acquisition costs ("DAC"), investment allowances and the liabilities for future policyholder benefits. Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily include cash, commercial paper, money market investments, and short-term bank participations.  All such investments have maturities of three months or less when purchased and are considered cash equivalents for purposes of reporting cash flows.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  At the time of purchase, fixed maturity securities are classified based on intent, as held-to-maturity, trading, or available-for-sale. In order for the security to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity. Securities held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading.  Securities that do not meet this criterion are classified as available-for-sale.  Available-for-sale securities are carried at aggregate fair value with changes in unrealized gains or losses reported net of amortization of DAC and of deferred income taxes in a separate component of other comprehensive income. Trading securities are carried at aggregate fair value with changes in unrealized gains or losses reported as a component of net investment income. Fair values for publicly traded securities are obtained from external market quotations. For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturities repayment and liquidity characteristics. All security transactions are recorded on a trade date basis.

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other-than-temporarily impaired securities for additional impairment, if necessary.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other invested assets consist primarily of a leveraged lease, derivative investments and tax credit partnerships.

The Company uses derivative financial instruments including swaps and options as a means of hedging exposure to interest rate, currency and equity price risk.

Investment income is recognized on an accrual basis.  Realized gains and losses on the sales of investments are recognized in operations at the date of sale and are determined using the specific cost identification method.  When an impairment of a specific investment or a group of investments is determined to be other-than-temporary, a realized investment loss is recorded.  Changes in the provision for estimated losses on mortgage loans and real estate are included in net realized investment gains and losses.

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

Deferred acquisition costs for each product are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized.  The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

POLICY LIABILITIES AND ACCRUALS

Future policy benefits are liabilities for traditional life and, health products.  Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.  The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon the Company's experience and industry standards.

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities and guaranteed investment contracts ("GICS").  The liabilities are determined using the retrospective deposit method and consist of net deposits and investment earnings less administrative charges.  The liability is before the deduction of any applicable surrender charges.

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

REVENUE AND EXPENSES

Premiums for traditional individual life products are considered revenue when due. Premiums related to group life, stop loss, and group disability insurance are recognized as revenue pro-rata over the contract period. The unexpired portion of these premiums is recorded as unearned premiums. Revenue from universal life-type products and investment-related products includes charges for cost of insurance (mortality), initiation and administration of the policy and surrender charges. Revenue is recognized when the charges are assessed except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

Other than DAC, benefits and expenses related to traditional life, annuity, and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and spread income recognition over expected policy lives.  For universal life-type and investment-type contracts, benefits include interest credited to policyholders' accounts and death benefits in excess of account values, which are recognized as incurred.

Fees from investment advisory services are recognized as revenues when the services are provided.  Revenues from fixed and variable annuities and single-premium whole life policies include mortality charges, surrender charges, policy fees and contract fees and are recognized when earned.

INCOME TAXES

The Company and its subsidiaries participate in a consolidated federal income tax return with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. and other affiliates.  Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by  SFAS No. 109, "Accounting for Income Taxes".  These differences result primarily from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities including fair value hedges and cash flow hedges.  All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value.  For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets".  These Statements changed the accounting for business combinations and goodwill in two significant ways.  First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  Second, SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142, which was January 1, 2002.  Adopting SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company.

In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45").  FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others.  Disclosure requirements under FIN No. 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN No. 45.  The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company does not expect the adoption of FIN No. 45 to have a significant impact on the Company's consolidated financial statements.  FIN No. 45 did not require the Company to include any additional disclosures related to guarantees in the financial statements for the year ended December 31, 2002.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January of 2003 the FASB issued FASB Interpretation No. 46,  "Consolidation of Variable Interest Entities" ("FIN No. 46").  FIN No. 46 addresses off-balance sheet financing entities.  The Company will adopt FIN No. 46 as required in fiscal 2003 and is currently evaluating its effect on the consolidated financial statements. Although the Company is still evaluating the effect of FIN No. 46, it is reasonably possible that FIN No. 46 may require consolidation of, or additional disclosures related to, the entity described below.

The Company, through its subsidiary, SCA, may have to consolidate, Solar Investment Grade CBO II Limited, the special purpose entity ("SPE") used to facilitate the collateralized debt offering SOLAR CBO II.  As of December 31, 2002 the assets and liabilities of this entity were approximately $409.0 million and $407.0 million, respectively.  The actual amount that may be consolidated is dependent on the analysis of expected losses and residual returns as compared to the other equity holders and sub-collateral managers.  The Company's maximum exposure to loss as a result of its investment is approximately $9.8 million at December 31, 2002.

Additionally, the Company and its affiliates act as collateral manager in several other collateralized debt and mortgage obligation transactions in which the Company is the transferor of assets to a Qualified SPE. In these transactions, the Company establishes a trust, as a Qualified SPE, that purchases a portfolio of assets and issues trust certificates that represent interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company also may retain certain trust certificates.  These transactions will not require consolidation because a Qualified SPE was used to facilitate the transactions.

In July 2002, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Separate Accounts."  This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts.  The Company is in the process of evaluating the provisions of this SOP and its impact to the Company's financial position or results of operations.

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

On December 31, 2002, KBL, a wholly owned subsidiary of Keyport, an affiliate, merged with and into the Company's wholly-owned life insurance subsidiary, SLNY.  Keyport and its subsidiaries, including KBL, were purchased on October 31, 2001 by SLC (U.S.) Holdings, an upstream parent of the Company.  As a result of the merger, the Company continued to hold 2,000 shares of SLNY's common stock; however, the par value of the common stock was converted to $350 per share.  In exchange for its investment in KBL, SLNY issued Keyport 4,001 shares of its common stock valued at $350 per share. As a result of the share issuance and change in par value, the Company's ownership percentage of SLNY became 33%, with Keyport holding the remaining 67%.  The accounting for this transaction resulted in $23.3 million of additional paid-in-capital to the Company.

On December 31, 2002, prior to the completion of the merger, the Company contributed capital in the amount of $14.85 million to SLNY. Keyport contributed capital totaling $30.15 million to KBL.  These contributions were approved by the respective boards of directors in anticipation of the merger transaction.

On December 18, 2002 the Company sold its' wholly-owned subsidiary, SLD to another affiliate, SLF Holdings, for $10.5 million.  No gain or loss was realized on this transaction.

On September 24, 2002, the Company received a $100 million capital contribution from its parent, SLC (U.S.) Holdings.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which MFS serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement amounted to approximately $24.0 million and $13.8 million for the years ended December 31, 2002 and 2001, respectively.

The Company has agreements with Keyport and certain of its subsidiaries under which the Company provides wholesale distribution services in connection with certain annuity products offered by Keyport. Amounts received under this agreement amounted to approximately $22.4 million for the year ended December 31, 2002.

On January 14, 2000, the Company purchased two separate $100 million notes from MFS, one with an interest rate of 8.60% due August 11, 2004, and the other with an interest rate of 7.93% due August 11, 2003.  On November 1, 2000, MFS repaid the $100 million note with an original maturity of August 11, 2003.

On May 29, 2002, the Company sold its $100 million note from MFS, an affiliate, to Keyport, another affiliate, for approximately $108 million.  The note was included in fixed maturities available-for-sale at December 31, 2001.  The note was sold at a gain of $8 million.

On June 27, 2000, the Company sold SLISL to SLOC.  The Company realized a pretax gain of $451,000 on the sale.

During 2001 and 2000, the Company declared and paid dividends in the amount of  $15 million, and $10 million, respectively, to its parent, SLC (U.S.) Holdings.   The Company did not make any dividend payments in 2002.

The Company and its subsidiaries have management services agreements with SLOC which provide that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $37.1 million in 2002, $40.3 million in 2001, and $31.9 million in 2000.

On December 21, 2000, the Company's parent, SLC (U.S.) Holdings, transferred its ownership in all 200 shares issued and outstanding of the General Partner to the Company in exchange for 537 shares of the Company's common stock totaling $537,000, plus $65.5 million of additional paid in capital.  As a result of the acquisition of the General Partner on December 21, 2000, and its ownership interest in the Partnership, the Company became the owner of a $600 million 8.526% subordinated debenture due May 6, 2027 issued by the Company's parent, SLC (U.S.) Holdings.  The Company also assumed the liability of the partnership capital securities issued to Capital Trust I, a Delaware business trust sponsored by the Company's parent.  Partnership capital securities issued of $600.01 million accrue interest at 8.526% and have no scheduled maturity date.  The partnership capital securities, which represent the limited partner interest of the Partnership, may be redeemed on or after May 6, 2027.  The Company has accounted for the acquisition of the General Partner using the purchase method of accounting.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following proforma statement of income for the year ended December 31, 2000 illustrates the Company's results of operations as if the acquisition of the General Partner took place at the beginning of the year.

Proforma

2000

Revenues

Premiums and annuity considerations

$ 45

Net investment income

339

Net realized investment gains (losses)

(20)

Fee and other income

298

Total revenues

662

Benefits and expenses

Policyowner benefits

338

Other operating expenses

165

Amortization of deferred policy acquisition costs

124

Total benefits and expenses

627

Income (loss) from operations

35

Interest expense

95

Income (loss) before income tax expense and discontinued

Operations

(60)

Income tax expense (benefit):

Federal

(62)

State

(2)

Income tax expense (benefit)

(64)

Net income from continuing operations

4

Net loss on disposal of subsidiaries, after tax

-

Discontinued operations

-

Net income

$ 4

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Effective January 2002, essentially all United States employees of Keyport, an affiliate, and SLOC became employees of the Company.   As a result, the Company has assumed most of the operating expenses of Keyport, including salaries and benefits, as well as the salaries and benefits previously incurred by SLOC in the United States. In accordance with a tri-party management service agreement between the Company, Keyport, and SLOC, the Company provides personnel and certain services to Keyport and SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $51.7 million for the year ended December 31, 2002.  Management believes inter-company revenues and expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a standalone basis.

The Company leases office space to SLOC under lease agreements with terms expiring in September 2005 and options to extend the terms for each of twelve successive five year terms at fair market value of the fixed rent for the term which is ending.  Rent received by the Company under the leases amounted to approximately $11.7 million, $8.8 million, and $7.8 million in 2002, 2001 and 2000, respectively.

As more fully described in Note 7, the Company has been involved in several reinsurance transactions with SLOC.

On July 25, 2002, the Company issued an $80 million promissory note at 5.71%, maturing June 30, 2012 to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) Ltd").  The Company pays interest semi-annually to Sun Life (Hungary), Ltd. On December 31, 2002 the Company paid $1.9 million in interest.  The proceeds of the note were used to purchase fixed rate government and corporate bonds.

The Company had $565 million of surplus notes issued to its parent, SLC (U.S.) Holdings, as of December 31, 2000.  In October 2001, SLC (U.S.) Holdings transferred its ownership in the Company's surplus notes totaling $565 million to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company, at book value.

The Company has accrued $4.3 million for unpaid interest on surplus notes held by an affiliate at December 31, 2002 and 2001, respectively.  The Company expensed $43.3 million for interest on these surplus notes for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table lists the details of notes due to affiliates:

Principal

Maturity

Rate

$ 150,000

12/15/07

6.625%

150,000

12/15/15

7.250%

7,500

12/15/15

6.125%

7,500

12/15/07

5.750%

80,000

06/30/12

5.710%

250,000

11/06/27

8.625%

$ 645,000

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3. INVESTMENTS

FIXED MATURITIES

The amortized cost and fair value of fixed maturities were as follows:

December 31, 2002

Gross

Gross

Estimated

Amortized

Unrealized

Unrealized

Fair

Cost

Gains

Losses

Value

Available-for-sale fixed maturities:

 Asset Backed and Mortgage Backed Securities

$ 357,446

$ 11,085

$ (1,584)

$ 366,947

 Foreign Government & Agency Securities

25,303

2,062

-

27,365

 States & Political Subdivisions

500

15

-

515

 U.S. Treasury & Agency Securities

311,947

11,825

(256)

323,516

Corporate securities:

 Basic Industry

101,266

10,283

(1,178)

110,371

 Capital Goods

96,485

10,681

(289)

106,877

 Communications

84,698

4,658

(3,271)

86,085

 Consumer Cyclical

111,070

6,837

(3,286)

114,621

 Consumer Noncyclical

111,617

14,240

(2,924)

122,933

 Energy

70,451

8,566

(1,830)

77,187

 Finance

337,750

17,911

(4,737)

350,924

 Industrial Other

68,302

10,677

(79)

78,900

 Technology

4,782

161

-

4,943

 Transportation

134,799

8,140

(14,005)

128,934

 Utilities

287,665

28,129

(4,076)

311,718

Total Corporate

1,408,885

120,283

(35,675)

1,493,493

Total available-for-sale fixed maturities

$ 2,104,081

$ 145,270

$ (37,515)

$ 2,211,836

Trading fixed maturities

 Asset Backed and Mortgage Backed Securities

$ 87,470

$ 8,017

$ -

$ 95,487

 Foreign Government & Agency Securities

4,568

1,012

-

5,580

 States & Political Subdivisions

-

-

-

-

 U.S. Treasury & Agency Securities

23,491

423

-

23,914

Corporate securities:

 Basic Industry

59,201

6,283

(297)

65,187

 Capital Goods

56,432

5,255

(1,600)

60,087

 Communications

120,120

10,688

(620)

130,188

 Consumer Cyclical

146,174

12,244

(207)

158,211

 Consumer Noncyclical

25,106

675

(2,951)

22,830

 Energy

90,471

7,428

(3,405)

94,494

 Finance

351,478

27,364

(688)

378,154

 Industrial Other

64,185

5,606

(119)

69,672

 Technology

3,805

-

(155)

3,650

 Transportation

80,555

6,481

(10,711)

76,325

 Utilities

241,913

10,081

(30,948)

221,046

Total Corporate

1,239,440

92,105

(51,701)

1,279,844

Total trading fixed maturities

$ 1,354,969

$ 101,557

$ (51,701)

$ 1,404,825

Held-to-maturity fixed maturities:

Sun Life of Canada (U.S.) Holdings, Inc.,

8.526% subordinated debt, due 2027

$ 600,000

$ 16,520

$ -

$ 616,520

Total held-to-maturity fixed maturities

$ 600,000

$ 16,520

$ -

$ 616,520

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (CONTINUED)

December 31, 2001

Gross

Gross

Estimated

Amortized

Unrealized

Unrealized

Fair

Cost

Gains

Losses

Value

Available-for-sale fixed maturities:

 Asset Backed and Mortgage Backed Securities

$ 282,151

$ 5,123

$ (2,352)

$ 284,922

 Foreign Government & Agency Securities

24,105

1,344

-

25,449

 States & Political Subdivisions

254

15

-

269

 U.S. Treasury & Agency Securities

142,892

5,695

(951)

147,636

Corporate securities:

 Basic Industry

102,983

5,935

(7,092)

101,826

 Capital Goods

132,343

7,406

(90)

139,659

 Communications

108,810

5,926

(517)

114,219

 Consumer Cyclical

138,538

6,688

(2,080)

143,146

 Consumer Noncyclical

121,149

9,243

(904)

129,488

 Energy

82,913

5,029

(1,245)

86,697

 Finance

378,522

11,257

(3,518)

386,261

 Industrial Other

80,099

6,791

(294)

86,596

 Technology

6,988

280

-

7,268

 Transportation

151,613

9,663

(15,697)

145,579

 Utilities

319,225

18,200

(5,752)

331,673

Total Corporate

1,623,183

86,418

(37,189)

1,672,412

Total available-for-sale fixed maturities

$ 2,072,585

$ 98,595

$ (40,492)

$ 2,130,688

Trading fixed maturities

 Asset Backed and Mortgage Backed Securities

$ 84,928

$ 1,336

$ (283)

$ 85,981

 Foreign Government & Agency Securities

4,513

453

-

4,966

 States & Political Subdivisions

-

-

-

-

 U.S. Treasury & Agency Securities

-

-

-

-

Corporate securities:

 Basic Industry

46,541

1,916

(319)

48,138

 Capital Goods

41,396

2,315

(70)

43,641

 Communications

131,840

4,847

(3,913)

132,774

 Consumer Cyclical

117,892

4,351

(1,186)

121,057

 Consumer Noncyclical

21,539

1,146

(62)

22,623

 Energy

76,145

2,019

(1,793)

76,371

 Finance

267,355

12,355

(929)

278,781

 Industrial Other

45,959

1,746

(430)

47,275

 Technology

2,977

3

-

2,980

 Transportation

82,740

2,974

(2,635)

83,079

 Utilities

96,348

1,626

(4,150)

93,824

Total Corporate

930,732

35,298

(15,487)

950,543

Total trading fixed maturities

$ 1,020,173

37,087

(15,770)

1,041,490

Held-to-maturity fixed maturities:

Sun Life of Canada (U.S.) Holdings, Inc.,

8.526% subordinated debt, due 2027

$ 600,000

$ 19,656

$ -

$ 619,656

Total held-to-maturity fixed maturities

$ 600,000

$ 19,656

$ -

$ 619,656

`SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments are shown below.  Actual maturities may differ from contractual maturities on asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

December 31, 2002

 Amortized
Cost

 Estimated
Fair Value

Maturities of available-for-sale fixed securities:

Due in one year or less

$ 85,272

$ 86,299

Due after one year through five years

597,290

619,761

Due after five years through ten years

653,675

702,306

Due after ten years

410,398

436,523

Subtotal - Maturities available-for-sale

$ 1,746,635

$ 1,844,889

Asset-backed securities

357,446

366,947

Total Available-for-sale

$ 2,104,081

$ 2,211,836

Maturities of trading fixed securities:

Due in one year or less

$ 11,122

$ 11,007

Due after one year through five years

482,935

492,081

Due after five years through ten years

529,771

541,779

Due after ten years

243,671

264,471

Subtotal - Maturities of trading

$ 1,267,499

$ 1,309,338

Asset-backed securities

87,470

95,487

Total Trading

$ 1,354,969

$ 1,404,825

Maturities of held-to-maturity fixed securities:

Due after ten years

$ 600,000

$ 616,520

Gross gains of $28.1 million, $15.5 million and $9.1 million and gross losses of $6.3 million, $7.0 million and $24.0 were realized on the voluntary sale of fixed maturities for the years ended December 31, 2002, 2001, and 2000, respectively.

Fixed maturities with an amortized cost of approximately $2.7 million and $3.1 million at December 31, 2002 and 2001, respectively, were on deposit with federal and state governmental authorities as required by law.

At December 31, 2002 and 2001, $37.0 million and $32.9 million of fixed maturities were pledged as collateral and are included with fixed maturities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (CONTINUED)

As of December 31, 2002 and 2001, 93% and 96%, respectively, of the Company's fixed maturities were investment grade.  Investment grade securities are those that are rated "BBB" or better by nationally recognized rating agencies.  During 2002, 2001, and 2000 the Company incurred realized losses totaling $27.5 million, $5.5 million, and $15.0 million, respectively for other than temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature.  During 2002, $1.4 million of the 2001 losses was recovered and is included in realized gains.  The Company has stopped accruing income on several of its holdings for issuers that are in default.  $1.9 million, $0.4 million and $0.2 million of interest income on these holdings was not accrued during 2002, 2001, and 2000, respectively.

MORTGAGE LOANS AND REAL ESTATE

The Company invests in commercial first mortgage loans and real estate throughout the United States.  Investments are diversified by property type and geographic area.  Mortgage loans are collateralized by the related properties and generally are no more than 70% of the properties' value at the time that the original loan is made. Real estate investments classified as held-for-sale have been obtained primarily through foreclosure.  The carrying value of mortgage loans and real estate investments net of applicable reserves and accumulated depreciation on real estate were as follows:

December 31,

2002

2001

Total mortgage loans

$ 778,962

$ 915,730

Real estate:

Held-for-sale

-

1,490

Held for production of income

79,783

82,055

Total real estate

$ 79,783

$ 83,545

Real estate held for the production of income primarily consists of the Sun Life office park located in Wellesley Hills, MA. Accumulated depreciation on real estate was $17.9 million and $16.1 million at December 31, 2002 and 2001, respectively.

The Company monitors the condition of the mortgage loans in its portfolio.  In those cases where mortgages have been restructured, values are impaired or values are impaired but mortgages are performing, appropriate allowances for losses have been made.  The Company has restructured mortgage loans, impaired mortgage loans and impaired but performing mortgage loans totaling $9.0 million and $17.9 million at December 31, 2002 and 2001, respectively, against which there are allowances for losses of $7.0 million and $7.1 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (CONTINUED)

The investment valuation allowances, which have been deducted in arriving at investment carrying values as presented in the consolidated balance sheets, were as follows:

Balance at

Balance at

January 1,

Additions

Subtractions

December 31,

2002

Mortgage loans

$ 7,140

$ 483

$ (607)

$ 7,016

2001

Mortgage loans

$ 4,675

$ 3,095

$ (630)

$ 7,140

Mortgage loans and real estate investments comprise the following property types and geographic regions:

December 31,

2002

2001

Property Type:

Office building

$ 322,957

$ 369,535

Residential

32,114

39,254

Retail

314,750

389,972

Industrial/warehouse

178,777

190,672

Other

17,163

16,982

Valuation allowances

(7,016)

(7,140)

Total

$ 858,745

$ 999,275

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3.   INVESTMENTS (CONTINUED)

December 31,

2002

2001

Geographic region:

Arizona

$ 17,999

$ 21,221

California

70,370

95,861

Colorado

7,324

8,245

Connecticut

26,418

37,208

Delaware

6,322

6,707

Florida

32,009

40,359

Georgia

61,742

71,037

Indiana

13,295

15,015

Kentucky

9,537

13,824

Louisiana

14,101

15,221

Maryland

14,545

19,730

Massachusetts

114,019

116,971

Michigan

35,662

44,549

Nevada

4,581

3,891

New Jersey

16,333

24,047

New York

94,205

88,812

North Carolina

23,479

14,889

Ohio

39,405

29,137

Oregon

5,415

8,131

Pennsylvania

98,990

122,275

Tennessee

9,236

15,345

Texas

17,351

29,071

Utah

16,582

18,179

Virginia

24,433

27,840

Washington

52,207

62,439

All other

40,201

56,411

Valuation allowances

(7,016)

(7,140)

Total

$ 858,745

$ 999,275

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (CONTINUED)

At December 31, 2002, scheduled mortgage loan maturities were as follows:

2003

$ 22,707

2004

27,585

2005

64,054

2006

25,711

2007

69,860

Thereafter

569,045

Total

$ 778,962

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $12.1 million and $39.8 million at December 31, 2002 and 2001, respectively.

During 2002 and 2000, the Company sold commercial mortgage loans in securitization transactions. In these transactions the Company established a trust, as a Qualified SPE to purchase the assets and issue the trust certificates. In the transactions, the Company retained investment tranches as well as servicing rights.  The investors in the securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due.  The value of the Company's retained interest is subject to credit and interest rate risk on the transferred financial assets.  The Company recognized a pretax gain of $4.5 million and $763,000 for the 2002 and 2000 securitization transactions, respectively.

Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year ended December 31, 2002 were as follows:

Class AA

Class A

Class BBB

Prepayment speed

0

0

0

Weighted average life in years

6.532

6.843

8.417

Expected credit losses

0

0

0

Residual cash flows discount rate

6.064%

6.511%

7.562%

Treasury rate interpolated for average life

4.571%

4.600%

4.682%

Spread over treasuries

1.493%

1.911%

2.880%

Duration in years

5.22

5.263

6.013

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (CONTINUED)

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions are as follows:

Commercial Mortgages

Class AA

Class A

Class BBB

Carrying amount of retained

Interests

$ 2,911

$ 1,391

$ 1,980

Fair value of retained interests

3,427

1,599

2,282

Weighted average life in years

4.99

5.04

5.76

Expected Credit Losses

Impact on fair value of .20% of adverse change

2,862

1,269

1,725

Impact on fair value of .30% of adverse change

2,861

1,267

1,616

Residual Cash flows Discount Rate

Impact on fair value of 10% of adverse change

2,811

1,248

1,768

Impact on fair value of 20% of adverse change

2,760

1,224

1,734

The total principal amount of the commercial mortgage loans was $72.7 million at December 31, 2002, none of which were 60 days or more past due.  There were no net credit losses incurred relating to the commercial mortgage loans at the date of securitization and at December 31, 2002.

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

3.611

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (CONTINUED)

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions are as follows:

Commercial Mortgages

Class B

Class I

Carrying amount of retained

Interests

$ 14,933

$ 8,818

Fair value of retained interests

16,460

8,099

Weighted average life in years

9.57

3.80

Expected Credit Losses

Impact on fair value of .025% of adverse change

0

0

Impact on fair value of 20% of adverse change

0

0

Residual Cash flows Discount Rate

Impact on fair value of 10% of adverse change

16,250

7,810

Impact on fair value of 20% of adverse change

16,037

7,754

The total principal amount of the commercial mortgage loans was $165.8 million at December 31, 2002, none of which were 60 days or more past due.  There were no net credit losses incurred relating to the commercial mortgage loans at the date of securitization and at December 31, 2002.

SECURITIES LENDING

The Company has a securities lending program operated on its behalf by the Company's primary custodian, Chase Manhattan Bank of New York. The custodian has indemnified the Company against losses arising from this program. There were no securities out on loan at December 31, 2002 and 2001.   The income resulting from this program was $252,000, $126,000, and $48,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (CONTINUED)

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

Year ended December 31,

2002

2001

Lease contract receivable

$ 56,760

$ 68,418

Less: non-recourse debt

(23,485)

(36,096)

Net Receivable

33,275

32,322

Estimated value of leased assets

21,420

21,420

Less: unearned and deferred income

(17,323)

(18,231)

Investment in leveraged leases

37,372

35,511

Less: fees

(187)

(212)

Net investment in leveraged leases

$ 37,185

$ 35,299

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (CONTINUED)

In 2000, the Company launched a new GIC program.  Each deal is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity linked cross currency swaps.  The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

The net (decrease) increase in net investment income related to swap settlement payments was $(34.2) million, $(23.5) million, and $.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company does not employ hedge accounting treatment.  As a result, changes in the fair value of swaps are reported in current period operations as a component of net investment income.  The net decrease to net investment income due to changes in the fair value of swaps was $73.1 million, $64.3 million and $53.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company recognized gross realized gains on swaps of  $3.9 million, $6.2 million and $3.9 million in 2002, 2001, and 2000, respectively, as well as gross realized losses of $12.0 million, $8.9 million, and $1.2 million during 2002, 2001, and 2000, respectively.

The Company's primary risks associated with these transactions are exposure to potential credit loss in the event of non-performance by counter-parties and market risk. The Company regularly assesses the strength of the counter-parties and generally enters into transactions with counter-parties rated "A" or better by nationally recognized ratings agencies. Management believes that the risk of incurring losses related to credit risk is remote. As of December 31, 2002 and 2001, the Company's derivatives had no significant concentration of credit risk.

The Company is required to pledge and receive collateral for open derivative contracts.  The amount of collateral that is required is determined by agreed upon thresholds with the counter-parties.  The Company currently pledges cash and U.S. Treasury bonds to satisfy this collateral requirement.  At December 31, 2002 and 2001, $37.0 million and $32.9 million, respectively, of fixed maturities were pledged as collateral and are included with fixed maturities.

OPTIONS

Options are legal contracts that give the contractholder the right to buy or sell a specific amount of the underlying interest at a strike price upon exercise of the option.  The Company also utilizes options to hedge against stock market exposure inherent in the mortality and expense risk charges and guaranteed minimum death benefit features of the Company's variable annuities.

The net increase (decrease) in net investment income related to changes in the fair value of options was $9.0 million, $(28.9) million and $(13.5) million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company does not employ hedge accounting treatment.  As a result, changes in the fair value of swaps are reported in current period operations as a component of net investment income.

The Company recognized gross realized gains on options of $140.5 million, $4.0 million and $0 in 2002, 2001, and 2000, respectively, as well as gross realized losses of $10.9 million, $0, and $0 during 2002, 2001, and 2000, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (CONTINUED)

The Company's underlying notional or principal amounts associated with open derivatives positions were as follows:

 Outstanding at
December 31, 2002

Notional

Fair Value

Principal

Asset (Liability)

Amounts

Interest rate swaps

$

1,683,250

$      (182,204)

Currency swaps

761,424

97,398

Equity swaps

293,994

(3,171)

Equity index options

1,153,168

213,174

Total

$

3,891,836

$ 125,197

 Outstanding at
December 31, 2001

Notional Principal Amounts

 Fair Value
Asset (Liability)

Interest rate swaps

$

1,327,496

$        (73,495)

Currency swaps

697,557

(22,918)

Equity swaps

259,607

(34,008)

Equity index options

1,428,323

81,000

Total

$

3,712,983

$ (49,421)

At December 31, 2002, the net unrealized gains on derivatives are included with other invested assets.  As of December 31, 2001, the net unrealized losses are included with other liabilities on the financial statements.

4. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains (losses) consisted of the following:

2002

2001

2000

Fixed maturities

$ 37,633

$ 29,694

$ (14,962)

Mortgage and other loans

4,648

(2,557)

2,057

Real estate

514

1,150

5,211

Derivative instruments

121,445

1,261

2,768

Short term investments

2

196

(22)

Write-down of fixed maturities

(27,545)

(6,050)

(14,957)

Total

$ 136,697

$ 23,694

$ (19,905)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

5. NET INVESTMENT INCOME

Net investment income consisted of the following:

2002

2001

2000

Fixed maturities

$ 289,196

$ 320,810

$ 265,608

Equity securities

-

-

-

Mortgage and other loans

69,802

73,050

77,807

Real estate

7,855

5,961

8,868

Policy loans

2,645

2,967

3,047

Derivatives

(98,363)

(116,779)

(66,944)

Other

(2,714)

189

4,798

Gross investment income

268,421

286,198

293,184

Less: Investment expenses

3,144

3,706

5,510

Net investment income

$ 265,277

$ 282,492

$ 287,674

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements.  The fair value amounts presented herein do not include the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items.  Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value to the Company.  Likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001:

December 31, 2002

December 31, 2001

Carrying

Estimated

Carrying

Estimated

Amount

Fair Value

Amount

Fair Value

Financial assets:

Cash and cash equivalents

$ 277,104

$ 277,104

$ 180,141

$ 180,141

Fixed maturities

4,216,661

4,233,181

3,772,178

3,791,834

Short-term investments

171,627

171,627

103,296

103,296

Mortgages

778,962

894,608

915,730

977,857

Derivatives

125,197

125,197

(49,421)

(49,421)

Policy loans

39,317

39,317

42,686

42,686

Other invested assets

60,243

60,243

66,771

66,771

Financial liabilities:

Guaranteed investment contracts

$ 1,768,854

$ 1,681,797

$ 1,320,278

$ 1,336,594

Contractholder deposit funds

1,507,601

1,522,820

1,603,391

1,591,474

Fixed annuity contracts

71,517

70,977

88,400

86,031

Interest sensitive life insurance

116,086

121,908

116,967

117,045

Long-term debt

645,000

688,647

565,000

596,218

Partnership Capital Securities

607,826

616,520

607,826

619,656

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The fair values of cash and cash equivalents are estimated to be cost plus accrued interest.  The fair values of short-term bonds are estimated to be amortized cost.  The fair values of publicly traded fixed maturities are based upon market prices or dealer quotes.  For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturity, repayment and liquidity characteristics.  The fair values of mortgage and other loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

7. REINSURANCE

INDIVIDUAL INSURANCE

The Company has agreements with SLOC and several unrelated companies which provide for reinsurance of portions of the net-amount-at-risk under certain individual variable universal life, bank owned life insurance ("BOLI"), and corporate owned life insurance ("COLI") policies. These amounts are reinsured on either a monthly renewable or a yearly renewable term basis.

The Company also acts as the reinsurer of risk under the lapse protection benefit under certain universal life contracts issued by SLOC.  One hundred percent of such risk is retroceded to Sun Life Financial Insurance and Annuity Company (Bermuda) Ltd.

GROUP INSURANCE

SLNY has an agreement with SLOC whereby SLOC reinsures the mortality risks of the group life insurance contracts. Under this agreement, certain death benefits are reinsured on a yearly renewable term basis.   The agreement provides that SLOC will reinsure mortality risks in excess of $50,000 per claim for group life contracts ceded by SLNY.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 1999

7. REINSURANCE (CONTINUED)

SLNY has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of SLNY's group long-term disability contracts.  Under this agreement, certain long-term disability benefits are reinsured on a yearly renewable term basis.   The agreement provides that the unrelated company will reinsure amounts in excess of $4,000 per claim per month for long-term disability contracts ceded by SLNY.

The effects of reinsurance were as follows:

For the Years Ended December 31,

2002

2001

2000

Insurance premiums:

Direct

$ 49,190

$ 43,980

$ 51,058

Assumed

-

-

-

Ceded

5,616

2,971

6,255

Net premiums

$ 43,574

$ 41,009

$ 44,803

 Insurance and other individual policy benefits and
Claims:

Direct

$ 341,429

$ 314,750

$ 346,411

Assumed

-

-

-

Ceded

4,125

5,063

8,077

Net policy benefits and claims

$ 337,304

$ 309,687

$ 338,334

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

8. RETIREMENT PLANS

PENSION PLANS

Through December 31, 2001, the Company was a participant in a non-contributory defined benefit pension plan for employees sponsored by SLOC.  Consistent with the transfer of all employees to Sun Life of Canada U.S. on January 1, 2002, the plan sponsorship for the employee and the agent pension plan was transferred to the Company.  Expenses are allocated to participating companies based on a manner consistent with the allocation of employee compensation expenses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

8.  RETIREMENT PLANS (CONTINUED)

The Company's funding policies for the pension plans are to contribute amounts which at least satisfy the minimum amount required by the Employee Retirement Income Security Act of 1974 ("ERISA"); currently the plans are fully-funded.  Most pension plan assets consist of separate accounts of SLOC or other insurance company contracts.

The following table sets forth the change in the pension plan's projected benefit obligations and assets, as well as the plan's funded status at December 31 (in 000's):

2002

Change in projected benefit obligation:

Projected benefit obligation at beginning of year

$ 149,595

Service cost

8,436

Interest cost

10,673

Actuarial (gain)

(8,075)

Benefits paid

(4,925)

Plan amendments

3,946

Projected benefit obligation at end of year

$ 159,650

Change in fair value of plan assets:

Fair value of plan assets at beginning of year

$ 212,965

Other

(888)

Actual return on plan assets

(27,682)

Benefits paid

(4,925)

Transfer due to change in plan sponsor

-

Fair value of plan assets at end of year

$ 179,470

Funded status

$ 19,820

Unrecognized net actuarial loss

38,632

Unrecognized transition obligation

(19,545)

Unrecognized prior service cost

9,132

Prepaid benefit cost

$ 48,039

The Company's share of the projected benefit obligation for the years ended December 31, 2001 and 2000 was $140.6 million and $109.7 million, respectively.

The Company's share of the fair value of plan assets at December 31, 2001 and 2000 was $177.3 million and $163.2 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

8.  RETIREMENT PLANS (CONTINUED)

The Company's share of the prepaid benefit costs at December 31, 2001 and 2000 was $29.2 million and $26.8 million, respectively.

The following table sets forth the components of the net periodic pension cost for the year ended December 31 (in 000's)

2002

Components of net periodic benefit cost:

Service cost

$ 8,437

Interest cost

10,674

Expected return on plan assets

(18,395)

Amortization of transition obligation asset

(3,051)

Amortization of prior service cost

216

Recognized net actuarial loss (gain)

120

Net periodic benefit cost

$ (1,999)

The Company's share of net periodic benefit cost

$ 3,834

The projected benefit obligations were based on calculations that utilize certain assumptions. The assumed weighted average discount rate was 6.75%, 7.00% and 7.50% for the years ended December 31, 2002, 2001 and 2000, respectively. The expected return on plan assets for 2002, 2001 and 2000 was 8.75% and the assumed rate of compensation increase was 4.0% for 2002, and 4.5% for 2001 and 2000.  The Company's share of the net periodic benefit costs for the years ended December 31, 2001 and 2000 were $1.0 million and $0.81 million, respectively.

The Company sponsors and participates in a 401(k) savings plan for which substantially all employees of at least age 21 are eligible for at date of hire. Under the plan, the Company matches up to specified amounts, the employees' contributions to the plan.  The amount of the 2002 employer contributions under plan sponsorship for the Company and its affiliates was $4.03 million.  Amounts are allocated to affiliates based on employees' contributions.  The Company's portion of the expense was $956,000, $462,000 and $354,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

OTHER POST-RETIREMENT BENEFIT PLANS

Through December 31, 2001, the Company was a participant in a post-retirement benefit pension plan for employees sponsored by SLOC providing certain health, dental, and life insurance benefits ("post-retirement benefits") for retired employees and dependents.  Consistent with the transfer of all employees to Sun Life of Canada U.S. on January 1, 2002, the plan sponsorship was transferred to the Company.  Expenses are allocated to participating companies based on the number of participants.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

8. RETIREMENT PLANS (CONTINUED)

Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition.  Life insurance benefits are generally set at a fixed amount.  The following table sets forth the change in other post-retirement benefit plans' obligations and assets, as well as the plans' funded status at December 31, 2002 (in 000's):

Change in benefit obligation:

Benefit obligation at beginning of year

$ 45,515

Service cost

1,195

Interest cost

2,488

Actuarial (gain)

(7,586)

Benefits paid

(2,202)

Plan Amendments

(3,429)

Benefit obligation at end of year

$ 35,981

Change in fair value of plan assets:

Fair value of plan assets at beginning of year

$ -

Employer contributions

2,202

Benefits paid

(2,202)

Fair value of plan assets at end of year

$ -

Funded Status

$ (35,981)

Unrecognized net actuarial loss

12,477

Unrecognized prior service cost

(3,138)

Accrued benefit cost

$ (26,642)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

8.  RETIREMENT PLANS (CONTINUED)

The following table sets forth the components of the net periodic post-retirement benefit costs for the year ended December 31 (in 000's):

2002

Components of net periodic benefit cost

Service cost

$ 1,195

Interest cost

2,488

Amortization of prior service cost

(241)

Recognized net actuarial loss

933

Net periodic benefit cost

$ 4,375

The Company's share of net periodic benefit cost

$ 380

The Company's share of the benefit obligation for the years ended December 31, 2001 and 2000 was $29.2 million and $17.1 million, respectively.

The Company's share of the accrued benefit cost at December 31, 2001 and 2000 was $13.4 million and $12.1 million, respectively.

The Company's share of the net periodic benefit costs for the years ended December 31, 2001 and 2000 was $256,000 and $219,000 respectively.

In order to measure the post-retirement benefit obligation at December 31, 2002, the Company assumed a 12.0% annual rate of increase in the per capita cost of covered health care benefits.  In addition, medical cost inflation is assumed to be 11% in 2003 and assumed to decrease gradually to 5.5% for 2013 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  For example, increasing the health care cost trend rate assumptions by one percentage point in each year would increase the accumulated post-retirement benefit obligation at December 31, 2002 by $4.3 million, and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2002 by $0.6 million.  Conversely, decreasing assumed rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation at December 31, 2002 by $3.6 million, and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2002 by $0.5 million.  The assumed weighted average discount rate used in determining the post-retirement benefit obligation was 6.75% for 2002, 7.00% for 2001 and 7.50% for 2000.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

9. FEDERAL INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return with Sun Life Assurance Company of Canada- U.S. Operations Holdings, Inc.  Federal income taxes are calculated as if the Company was filing a separate federal income tax return.  A summary of the components of federal income tax expense (benefit) in the consolidated statements of income for the years ended December 31 was as follows:

2002

2001

2000

Federal income tax expense (benefit):

Current

$

(74,702)

$

(81,820)

$

(8,536)

Deferred

28,528

58,498

(53,145)

Total

$

(46,174)

$

(23,322)

$

(61,681)

Federal income taxes attributable to the consolidated operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%. The Company's effective rate differs from the federal income tax rate as follows:

2002

2001

2000

Expected federal income tax benefit

$

(22,423)

$

(13,435)

$

(21,455)

Low income housing credit

(6,138)

(6,138)

(5,805)

Additional tax benefit

(16,700)

(4,200)

(35,897)

Other

(913)

451

1,476

Federal income tax benefit

$

(46,174)

$

(23,322)

$

(61,681)

The deferred income tax (asset) liability represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax (assets) and liabilities as of December 31, 2002 and 2001 were as follows:

2002

2001

Deferred tax assets:

Actuarial liabilities

$ 54,928

$ 92,323

Other

18,462

38,870

Total deferred tax assets

$ 73,390

$ 131,193

Deferred tax liabilities:

Deferred policy acquisition costs

(104,199)

(181,647)

Investments, net

(73,927)

(48,710)

Total deferred tax liabilities

$ (178,126)

$ (230,357)

Net deferred tax liabilities

$ (104,736)

$ (99,164)

The Company makes payments under the tax sharing agreements as if it were filing as a separate company.

The Company's federal income tax returns are routinely audited by the Internal Revenue Service, and provisions are made in the consolidated financial statements in anticipation of the results of these audits. The Company is currently under audit by the IRS for the years 1998 through 2000.  In the Company's opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on the Company's financial statements. However, the amounts of these tax liabilities could be revised in the future if estimates of the Company's ultimate liability are revised.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

10. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses related to the Company's group life and group disability products is summarized below:

2002

2001

Balance at January 1

$ 23,615

$ 20,574

Less reinsurance recoverable

(6,078)

(5,067)

Net balance at January 1

17,537

15,507

Incurred related to:

Current year

12,062

11,354

Prior years

(1,946)

(786)

Total incurred

10,116

10,568

Paid losses related to:

Current year

(6,660)

(5,446)

Prior years

(3,320)

(3,092)

Total paid

(9,980)

(8,538)

Balance at December 31

24,294

23,615

Less reinsurance recoverable

(6,621)

(6,078)

Deconsolidation of SLNY

(17,673)

-

Net balance at December 31

$ -

$ 17,537

The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustment expenses as new information becomes available and further events occur which may impact the resolution of unsettled claims for its group disability lines of business. Changes in prior estimates are recorded in results of operations in the year such changes are determined to be needed.  As a result of the merger of SLNY and KBL, the liabilities of SLNY, including all of the group liabilities for  Company, are no longer consolidated with the liabilities of the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

11. DEFERRED POLICY ACQUISITION COSTS

The following illustrates the changes to the DAC:

2002

2001

Balance at January 1

$ 765,716

$ 761,988

Acquisition costs deferred

95,244

137,879

Amortized to expense during the year

(243,927)

(120,733)

Adjustment for unrealized investment gains (losses) during the year

(19,059)

(13,418)

Deconsolidation of SLNY

(12,159)

-

Balance at December 31

$ 585,815

$ 765,716

During 2002, DAC amortization was increased as a result of actual results and revised estimates of future gross profits.  The change in the market value of separate accounts assets (approximately $57.0 million) and revised cash flow assumptions (approximately $39.0 million) were the major items affecting the change in gross profit assumptions.

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

Management evaluates the results of the operating segments on an after-tax basis.  The Company does not depend on one or a few customers, brokers or agents for a significant portion of its operations.

The Wealth Management segment markets and administers individual and group variable annuity products, individual and group fixed annuity products which include market value adjusted annuities, and other retirement benefit products. The Company began offering GICS to unrelated third parties in overseas markets during the second quarter of 2000.  These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies.  The Company uses derivative instruments to manage the risks inherent in the contract options.

The Individual Protection segment markets and administers a variety of life insurance products sold to individuals and corporate owners of life insurance. The products include whole life, universal life and variable life products.

The Group Protection segment markets and administers group life, long-term disability and stop loss insurance to small and mid-size employers in the State of New York.  As of December 31, 2002, as a result of the SLNY/KBL merger, the results of the Group Protection segment will no longer be consolidated with the Company.

The Corporate segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

12. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments. Prior years segmented results have been restated to include the results of the Company's investment advisor subsidiary, SCA, with the Wealth Management segment instead of the Corporate segment:

Year ended December 31, 2002

Wealth

Individual

Group

Management

Protection

Protection

Corporate

Totals

Total Revenues

$ 584,408

$ 62,030

$ 20,181

$ 131,332

$ 797,951

Total Expenditures

696,458

61,445

15,630

88,485

862,018

Pretax Income (Loss)

(112,050)

585

4,551

42,847

(64,067)

Net Operating Income (Loss)

(71,691)

464

3,195

48,874

(19,158)

Total Assets

$ 16,659,420

$ 2,704,635

$ -

$ 641,518

$ 20,005,573

Year ended December 31, 2001

Total Revenues

$ 500,992

$ 32,345

$ 19,407

$ 78,562

$ 631,306

Total Expenditures

530,671

28,383

15,930

101,637

676,621

Pretax Income (Loss)

(29,679)

3,962

3,477

(23,075)

(45,315)

Net Operating Income (Loss)

(11,093)

3,443

2,641

(12,873)

(17,882)

Total Assets

$20,286,398

$ 1,685,589

$ 38,105

$ 299,647

$ 22,309,739

Year ended December 31, 2000

Total Revenues

$ 536,630

$ 44,206

$ 17,194

$ 12,403

$ 610,433

Total Expenditures

558,375

44,477

15,350

53,515

671,717

Pretax Income (Loss)

(21,745)

(271)

1,844

(41,112)

(61,284)

Net Operating Income (Loss)

(5,971)

(176)

1,199

7,442

2,494

Total Assets

$22,098,372

$ 1,242,549

$ 30,514

$ 686,233

$ 24,057,668

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

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

The Company's statutory surplus and net income (loss) were as follows:

Year ended December 31,

2002

2001

2000

Statutory surplus and capital

$      686,561

$     769,520

$ 940,335

Statutory net loss

$ (131,012)

$ (137,139)

$ (236)

The Company prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Delaware.  Effective January 1, 2001, the State of Delaware required that insurance companies domiciled in the State of Delaware prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001, subject to any deviations prescribed or permitted by the Delaware Commissioner of Insurance.

Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001, are reported as changes in accounting principles in the statutory financial statements. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle.  The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods.  As a result of these changes, the Company reported a change of accounting principle in its statutory financial statements, as an adjustment that increased unassigned funds (surplus), by $25.9 million as of January 1, 2001.  This adjustment is due to $25.5 million of net deferred tax assets established as of January 1, 2001, offset by a decrease of $470,000 in the valuation of the Company's obligation for post-retirement benefits other than pensions on an NAIC basis as of January 1, 2001.

14. DIVIDEND RESTRICTIONS

The Company's and its insurance affiliate's ability to pay dividends are subject to certain restrictions. Delaware and New York have enacted laws governing the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of the Company and SLNY.  Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that an insurer may pay in any twelve-month period, without prior approval of the Delaware Commissioner of Insurance, is limited to the greater of (i) 10% of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year (if such insurer is a life company), or its net income (not including realized capital gains) for the preceding calendar year (if such insurer is not a life company).  Any dividends to be paid by an insurer, whether or not in excess of the aforementioned threshold, from a source other than statutory surplus, would also require the prior approval of the Delaware Commissioner of Insurance.  The Company did not pay any dividends in 2002 and paid $15.0 million and $10.0 million of dividends to its parent, SLC (U.S.) Holdings, during 2001, and 2000, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

14. DIVIDEND RESTRICTIONS (CONTINUED)

On September 20, 2000, New York insurance law was amended to permit a domestic stock life insurance company to distribute a dividend to its shareholders, without notice to the New York Superintendent of Insurance, where the aggregate amount of such dividend in any calendar year does not exceed the lesser of:  (1) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (2) its net gain from operations for the immediately preceding calendar year, not including realized capital gains.  Under the previous law, domestic stock life insurers were prohibited from distributing any dividends to shareholders unless the insurer filed a notice of its intention to declare a dividend and its amount with the superintendent at least 30 days in advance of the proposed declaration, and such proposed distribution was not disapproved by the superintendent.  No dividends were paid during 2002 or 2001.  Dividends in the amount of $4.7 million were declared and paid during 2000 by the SLNY to the Company.  These dividends were approved by the Board of Directors and the State of New York Insurance Department.

15. COMMITMENTS AND CONTINGENCIES

REGULATORY AND INDUSTRY DEVELOPMENTS

Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision.  This may result in an increase in mandatory assessments by state guaranty funds, or voluntary payments by solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through reduction in future premium taxes in some states. Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments.  Part of the assessments paid by the Company pursuant to these laws may be used as credits for a portion of the associated premium taxes.

LITIGATION

The Company is not aware of any contingent liabilities arising from litigation, income taxes and other matters that could have a material effect upon the financial condition of the Company.

LINES OF CREDIT

The Company has syndicated two lines of credit each in the amount of $250 million.  There are 15 banks in the syndicate of lenders. The banks have committed to lend funds of up to $500 million when requested by the Company at prevailing rates determined in accordance with the line of credit agreements.  One line of credit terminates October 2003, the other in October 2007.  As of December 31, 2002, no amounts have been borrowed.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2002, 2001 and 2000

LEASE COMMITMENTS

The Company leases various facilities and equipment under operating leases with terms of up to 25 years. As of December 31, 2002, minimum future lease payments under such leases are as follows:

2003

241

2004

243

2005

250

2006

257

2007

264

Thereafter

202

Total

$ 1,457

Total rental expense for the years ended December 31, 2002, 2001 and 2000 was $7.6 million, $6.9 million and $5.0 million, respectively.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Sun Life Assurance Company of Canada (U.S.)

Wellesley, Massachusetts

We have audited the accompanying consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun life Assurance Company of Canada (U.S.) and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

Deloitte & Touche LLP

Boston, Massachusetts

February 21, 2003

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000's):

2002 Quarters

March 31

June 30

September 30

December 31

Premiums and other revenue

99,259

94,152

97,152

105,414

Net investment income and net realized

gains

65,657

103,097

137,698

95,522

164,916

197,249

234,850

200,936

Policyholder and other expenses

181,600

192,087

209,162

279,169

(Loss) income before taxes

(16,684)

5,162

25,688

(78,233)

Net (loss) income

(8,743)

11,772

25,636

(47,823)

2001 Quarters

March 31

June 30

September 30

December 31

Premiums and other revenue

71,894

80,664

84,785

87,777

Net investment income and net realized

gains

90,062

103,291

70,375

42,458

161,956

183,955

155,160

130,235

Policyholder and other expenses

192,744

153,292

168,201

162,384

(Loss) income before taxes

(30,788)

30,663

(13,041)

(32,149)

Net (loss) income

(17,444)

23,056

(5,639)

(17,855)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No events have occurred which are required to be reported by Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

Item 11.  Executive Compensation.

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

Item 14. Controls and Procedures.

Based on an evaluation as of a date within 90 days prior to the filing date of this annual report, the registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) Financial statements (set forth in Item 8):

- Consolidated Statements of Income for each of the three years ended December 31, 2002, December 31, 2001 and December 31, 2000.

- Consolidated Balance Sheets at December 31, 2002 and December 31, 2001.

- Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2002, December 31, 2001 and December 31, 2000.

- Consolidated Statements of Stockholder's Equity for each of the three years ended December 31, 2002, December 31, 2001 and December 31, 2000.

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002, December 31, 2001 and December 31, 2000.

- Notes to Financial Statements.

- Independent Auditors' Report.

- Supplementary financial information

(a) (2) Financial statement schedules (set forth below):

- Schedule I - Summary of Investments, Other than Investments in Related Parties.

- Schedule III - Supplementary Insurance Information.

- Schedule IV - Reinsurance.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

SCHEDULE I

SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

(in 000's)

Amount at which

Shown in the

Type of Investment

Cost

Value

Balance sheet

Available-for-sale fixed maturities:

 Asset Backed and Mortgage Backed Securities

$ 357,446

$ 366,947

$ 366,947

 Foreign Government & Agency Securities

25,303

27,365

27,365

 States & Political Subdivisions

500

515

515

 U.S. Treasury & Agency Securities

311,947

323,516

323,516

Corporate securities:

 Basic Industry

101,266

110,371

110,371

 Capital Goods

96,485

106,877

106,877

 Communications

84,698

86,085

86,085

 Consumer Cyclical

111,070

114,621

114,621

 Consumer Noncyclical

111,617

122,933

122,933

 Energy

70,451

77,187

77,187

 Finance

337,750

350,924

350,924

 Industrial Other

68,302

78,900

78,900

 Technology

4,782

4,943

4,943

 Transportation

134,799

128,934

128,934

 Utilities

287,665

311,718

311,718

Total Corporate

1,408,885

1,493,493

1,493,493

Total available-for-sale fixed maturities

$ 2,104,081

$ 2,211,836

$ 2,211,836

Trading fixed maturities:

 Asset Backed and Mortgage Backed Securities

$ 87,470

$ 95,487

$ 95,487

 Foreign Government & Agency Securities

4,568

5,580

5,580

 U.S. Treasury & Agency Securities

23,491

23,914

23,914

Corporate securities:

 Basic Industry

59,201

65,187

65,187

 Capital Goods

56,432

60,087

60,087

 Communications

120,120

130,188

130,188

 Consumer Cyclical

146,174

158,211

158,211

 Consumer Noncyclical

25,106

22,830

22,830

 Energy

90,471

94,494

94,494

 Finance

351,478

378,154

378,154

 Industrial Other

64,185

69,672

69,672

 Technology

3,805

3,650

3,650

 Transportation

80,555

76,325

76,325

 Utilities

241,913

221,046

221,046

Total Corporate

1,239,440

1,279,844

1,279,844

Total trading fixed maturities

$ 1,354,969

$ 1,404,825

$ 1,404,825

Held-to-maturity fixed maturities:

Sun Life of Canada (U.S.) Holdings, Inc.,

8.526% subordinated debt, due 2027

$ 600,000

$ 616,520

$ 600,000

Mortgage loans on real estate

778,962

894,608

778,962

Real estate

79,783

79,783

79,783

Other invested assets

185,440

185,440

185,440

Policy loans

39,317

39,317

39,317

Short-term investments

171,627

171,627

171,627

Total investments

$ 5,314,179

$ 5,603,956

$ 5,471,790

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

(in 000's)

Segment

Deferred Acquisition Costs

Future Policy Benefits, Losses, Claims and Loss Expenses

Other Policy Claims and Benefits Payable(1)

Wealth Management

2002

$ 548,156

$ 3,970,455

$ 8,504

2001

738,750

3,613,529

3,314

Group Protection

2002

$ -

$ -

$ -

2001

-

27,300

4,888

Individual Protection

2002

$ 37,659

$ 224,428

$ 1,081

2001

26,966

196,302

1,252

Corporate

2002

$                             -

$ -

$ -

2001

-

-

-

Segment

Net Investment Income (2)

Benefits, Claims, Losses and Settlement Expenses

Amortization of Deferred Acquisition Costs

Other Operating Expenses

Wealth Management

2002

$ 231,601

$ 310,453

$ 237,972

$ 148,034

2001

252,947

291,366

121,877

114,172

2000

259,090

320,584

123,663

112,617

Group Protection

2002

$ 1,986

$ 10,383

$ -

$ 5,247

2001

1,752

10,682

-

5,248

2000

1,633

10,482

-

4,868

Individual Protection

2002

$ 14,370

$ 15,781

$ 5,955

$ 39,709

2001

13,301

7,439

(1,144)

22,088

2000

13,515

7,261

168

37,048

Corporate

2002

$ 17,320

$ 688

$ -

$ 87,796

2001

14,492

-

-

104,691

2000

13,473

-

-

55,025

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

SCHEDULE IV

REINSURANCE

(in 000's)

Ceded to

Gross

Other

Net

Amount

Companies

Amount

2002

Life Insurance in Force

$       20,086,981

$       16,883,604

$            3,203,377

Premiums

   Life Insurance

$              40,285

$                4,133

$                 36,152

   Accident and Health

8,904

1,482

7,422

Total Premiums

$              49,189

$                5,615

$                 43,574

2001

Life Insurance in Force

$      21,076,254

$      13,823,077

$         7,253,177

Premiums

   Life Insurance

$             37,543

$                1,843

$              35,700

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued).

(a) (3) Exhibits required by Item 601 of Regulation S-K:

The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.

3

Certificate of Incorporation and by-laws (filed as Exhibit 6 to the Registration Statement on Form N-4 (Registration No. 333-37903), filed October 14, 1997)

4.1

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract ( Incorporated by reference to Exhibit 4(a) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.2

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract ( Incorporated by reference to Exhibit 4(b) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.3

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on Form N-4, File No. 333-74844, filed on December 10, 2001)

4.4

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 5 to the Registration Statement of the Registrant on Form N-4, File No 33-41628, filed on April 28, 1998)

4.5

Form of Certificate  to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 9 to the Registration Statement of the Registrant on Form N-4, File No. 33-41628, filed on March 2, 1998)

4.6

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.7

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of the Registrant on Form N-4, File No. 333-37907, filed on October 14, 1997)

4.8

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-41438, filed on September 25, 2000)

4.9

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement of the Registrant on Form N-4, File No. 333-05227, filed on April 10, 1998)

4.10

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-30844, filed on June 9, 2000)

4.12

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of the Registrant on Form N-4, File No. 333-82957, filed September 29, 1999)

4.13

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-31248, Filed June 14, 2000)

4.14

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.15

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on Form N-4, File No. 333-74972, filed on December 12, 2001)

4.16

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 9 to the Registration Statement on Form N-4, File No. 33-29852, filed on April 16, 1998 and incorporated herein by reference)

21

Subsidiaries of the Company omitted pursuant to Instruction I (2) (b) to Form 10-K

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

(c) Exhibits required by Item 601 of Regulation S-K:

See Item 15 (a) (3) above.

(d) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3 (b):

Other than the financial statement schedules set forth in Item 15 (a) (2) above, no other financial statement schedules are required to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Sun Life Assurance Company of Canada (U.S.), has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Sun Life Assurance Company of Canada (U.S.)
(Registrant)

By:

/s/ Robert C. Salipante

Robert C. Salipante

President

Date:

March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Robert C. Salipante

President and Director

March 31, 2003

Robert C. Salipante

(Principal Executive Officer)

/s/ Davey S. Scoon

Vice President & Chief Administrative

March 31, 2003

Davey S. Scoon

  & Financial Officer and Treasurer

(Principal Financial Officer)

/s/ James C. Baillie

Director

March 31, 2003

James C. Baillie

/s/ Paul W. Derksen

Director

March 31, 2003

Paul W. Derksen

/s/ David D. Horn

Director

March 31, 2003

David D. Horn

/s/ James McNulty, III

Director

March 31, 2003

James McNulty, III

/s/ C. James Prieur

Director

March 31, 2003

C. James Prieur

/s/ S. Caesar Raboy

Director

March 31, 2003

S. Caesar Raboy

/s/ David K. Stevenson

Director

March 31, 2003

David K. Stevenson

/s/ Donald A. Stewart

Director

March 31, 2003

Donald A. Stewart

/s/ William W. Stinson

Director

March 31, 2003

William W. Stinson

Certification of Principal Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert C. Salipante, certify that:

1.

I have reviewed this annual report on Form 10-K of Sun Life Assurance Company of Canada (U.S.);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 31, 2003

/s/ Robert C. Salipante

Robert C. Salipante

President

Certification of Principal Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Davey S. Scoon, certify that:

1.

I have reviewed this annual report on Form 10-K of Sun Life Assurance Company of Canada (U.S.);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 31, 2003

/s/ Davey S. Scoon

Davey S. Scoon

Vice President, Chief Administrative and

Financial Officer and Treasurer

Supplemental Information to be Furnished With Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

The registrant is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc. and does not send annual reports or proxy material to its sole security holder.