Form 10-Q
period 2003-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2003-05-15
CIK 745544

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended March 31, 2003	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853 and 333-11699

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of Principal Executive Offices)		(Zip Code)

Registrant's telephone number, including area code	(781) 237-6030

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
Yes |X|	No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Registrant has 6,437 shares of common stock outstanding on May 15, 2003, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A WHOLLY-OWNED SUBSIDIARY OF

SUN LIFE OF CANADA (U.S.) HOLDINGS, INC.)

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003

TABLE OF CONTENTS

Page

PART I - Financial Information

Item 1: Financial Statements:
Consolidated Statements of Income (Unaudited) - Three Months Ended March 31, 2003
and March 31, 2002	3

Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002 (Audited)	4

Consolidated Statements of Comprehensive Income (Unaudited) - Three Months Ended
March 31, 2003 and March 31, 2002	5

Consolidated Statements of Stockholder's Equity (Unaudited) - Three Months Ended
March 31, 2003 and March 31, 2002	6

Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended
March 31, 2003 and March 31,2002	7-8

Notes to Unaudited Consolidated Financial Statements	9-15
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	16-31

Item 3: Quantitative and Qualitative Disclosures About Market Risk	32-34

Item 4: Controls and Procedures	34

PART II - Other Information
Item 1: Legal Proceedings	35

Item 2: Changes in Securities and Use of Proceeds	35

Item 3: Defaults Upon Senior Securities	35

Item 4: Submission of Matters to a Vote of Security Holders	35

Item 5: Other Information	35

Item 6: Exhibits and Reports on Form 8-K	35-36

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the three months ended March 31,

	Unaudited
	2003	2002

Revenues

Premiums and annuity considerations	$ 9,483	$ 11,929
Net investment income	86,723	90,268
Net realized investment gains (losses)	3,233	(7,752)
Derivative income (loss)	35,050	(16,859)
Fee and other income	65,074	87,330

Total revenues	199,563	164,916

Benefits and Expenses

Policyowner benefits	79,549	75,575
Other operating expenses	29,606	47,831
Amortization of deferred policy acquisition costs	44,522	34,587

Total benefits and expenses	153,677	157,993

Income from operations	45,886	6,923

Interest expense	24,748	23,607

Income (loss) before income tax expense (benefit)	21,138	(16,684)

Income tax expense (benefit)	4,328	(7,941)

Net income (loss)	$ 16,810	$ (8,743)

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)
	Unaudited
ASSETS	March 31, 2003	December 31, 2002
Investments
Fixed maturities available-for-sale at fair value (amortized cost
of $2,262,801 and $2,104,081 in 2003 and 2002, respectively)	$2,373,523	$2,211,836
Trading fixed maturities at fair value (amortized cost of $1,362,974
and $1,354,969 in 2003 and 2002, respectively)	1,420,389	1,404,825
Subordinated note from affiliate held-to-maturity (fair value of $685,040 and $616,520 in 2003 and 2002, respectively)	600,000	600,000
Equity investment in affiliate	98,032	95,803
Short-term investments	112,079	171,627
Mortgage loans	760,112	778,962
Real estate	79,417	79,783
Policy loans	38,272	39,317
Other invested assets	232,768	185,440
Total investments	5,714,592	5,567,593

Cash and cash equivalents	296,006	277,104
Accrued investment income	80,116	66,771
Deferred policy acquisition costs	560,323	585,815
Other assets	207,741	124,932
Separate account assets	12,864,444	13,383,358
Total assets	19,723,222	20,005,573

LIABILITIES
Future contract and policy benefits	672,973	677,163
Contractholder deposit funds and other policy liabilities	3,634,343	3,517,720
Unearned revenue	9,885	8,628
Accrued expenses and taxes	61,434	117,519
Deferred federal income taxes	120,331	104,736
Long-term debt payable to affiliates	645,000	645,000
Partnership capital securities	620,615	607,826
Other liabilities	216,236	97,123
Separate account liabilities	12,864,444	13,383,358
Total liabilities	18,845,261	19,159,073

STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	6,437	6,437
Additional paid-in capital	388,672	388,672
Accumulated other comprehensive income	62,035	47,384
Retained earnings	420,817	404,007
Total stockholder's equity	877,961	846,500

Total liabilities and stockholder's equity	$19,723,222	$20,005,573

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the three months ended March 31,

	Unaudited
	2003	2002

Net income (loss)	$ 16,810	$ (8,743)
Other comprehensive income (loss):
Change in unrealized investment gains (losses) on available- for-sale securities, net of tax and policyholder amounts	21,124	(7,602)
Reclassification adjustments of realized investment (gains) into net investment income (loss), net of tax	(7,930)	(3,269)
Change in unrealized gains on equity investment	1,457	-
	14,651	(10,871)

Comprehensive income (loss)	$ 31,461	$ (19,614)

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the three months ended March 31, 2003 and 2002

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2001	$6,437	$265,411	$37,619	$423,165	$732,632

Comprehensive loss:
Net loss				(8,743)	(8,743)
Other comprehensive loss			(10,871)		(10,871)

Balance at March 31, 2002	$6,437	$265,411	$26,748	$414,422	$713,018

Balance at December 31, 2002	$6,437	$388,672	$47,384	$404,007	$846,500

Comprehensive income:
Net income				16,810	16,810
Other comprehensive income			14,651		14,651

Balance at March 31, 2003	$6,437	$388,672	$62,035	$420,817	$877,961

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the three months ended March 31,

	Unaudited
	2003	2002

Cash Flows From Operating Activities:
Net income (loss)	$ 16,810	$ (8,743)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	4,318	1,403
Net realized (gains) losses on investments	(3,233)	7,752
Net unrealized (gains) losses on derivatives	(48,096)	13,396
Equity income in affiliate	(772)	-
Interest credited to contractholder deposits	38,589	33,125
Deferred federal income taxes	(18,268)	51,443
Changes in assets and liabilities:
Deferred acquisition costs	25,539	8,286
Accrued investment income	(13,345)	(12,830)
Other assets	(82,896)	(82,642)
Future contract and policy benefits	(4,190)	(5,606)
Other, net	102,809	(54,706)
Net sales (purchases) of trading fixed maturities	7,694	(5,422)

Net cash provided by (used in) operating activities	24,959	(54,544)

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	561,173	227,739
Mortgage loans	31,933	118,336
Real estate	-	1,512
Other invested assets	225	-
Purchases of:
Available-for-sale fixed maturities	(724,826)	(201,815)
Mortgage loans	(13,110)	(52,843)
Real estate	(231)	(1,241)
Other invested assets	-	(55)
Changes in other investing activities, net	(165)	924
Net change in policy loans	1,045	61
Net change in short term investments	59,548	38,611

Net cash (used in) provided by investing activities	(84,408)	131,229

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the three months ended March 31,

	Unaudited
	2003	2002

Cash Flows From Financing Activities:
Deposits and interest credited to contractholder deposit funds	199,365	371,806
Withdrawals from contractholder deposit funds	(121,014)	(370,054)

Net cash provided by financing activities	78,351	1,752

Net change in cash and cash equivalents	18,902	78,437

Cash and cash equivalents, beginning of period	277,104	180,141

Cash and cash equivalents, end of period	$ 296,006	$ 258,578

Supplemental Cash Flow Information:
Income taxes paid	$ 18,152	$ 45,457

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") was incorporated in 1970 as a life insurance company domiciled in the state of Delaware. The Company is authorized to do business in 49 states. In addition, the Company's insurance affiliate, Sun Life Insurance and Annuity Company of New York ("SLNY"), is licensed in New York. The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts ("GICS"), third party insurance administration, and other asset management services.

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. ("SLC (U.S.) Holdings"), which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company domiciled in Canada which reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934, is now the ultimate parent of SLOC and the Company.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated financial statements include the accounts of the Company and its subsidiaries. As of March 31, 2003, the Company owned all of the outstanding shares of Sun Life Financial Services Limited ("SLFSL"), Sun Benefit Services Company, Inc. ("SBSC"), Sun Capital Advisers, Inc. ("SCA"), Sun Life of Canada (U.S.) SPE 97-1, Inc. ("SPE 97-1"), Sun Life of Canada (U.S.) Holdings General Partner, Inc. ("the General Partner"), Vision Financial Corporation ("Vision") and Clarendon Insurance Agency, Inc. ("Clarendon"). The results are also consolidated with Sun Life of Canada Funding, LLC ("SLOC Funding"), which is owned by a trust sponsored by the Company and Sun Life of Canada (U.S.) Limited Partnership I ("the Partnership"), for which the General Partner is the sole general partner.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SLFSL serves as the marketing administrator for the distribution of the offshore products of SLOC, an affiliate. SCA is a registered investment adviser. SPE 97-1 was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. The General Partner is the sole general partner of the Partnership. Clarendon is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. As of March 31, 2003, SBSC was inactive. SLOC Funding, was organized for the purpose of engaging in activities incidental to establishing the new guaranteed investment products of the Company. The Partnership was established to purchase subordinated debentures issued by the Company's parent, SLF Holdings, and to issue Partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I, ("Capital Trust I"). Vision is a third-party administrator that specializes in the administration of insurance products sold at the worksite.

On December 31, 2002, SLNY, formerly a wholly-owned subsidiary of the Company, was merged with another affiliated company, Keyport Benefit Life Insurance Company ("KBL"). As a result of this merger, Keyport Life Insurance Company ("Keyport"), the former parent company of KBL and an affiliate of the Company, owns 67% of the combined entity and the Company retained a 33% interest in the combined entity. As a result of this transaction, the Company's investment in SLNY is accounted for utilizing the equity method of accounting. For the period ended March 31, 2002, the Company's results include total revenues of $9.7 million, total expenses of $9.1 million and net income of $0.6 million related to SLNY.

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

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2003 presentation.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NEW ACCOUNTING PRONOUNCEMENTS

In November of 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. Disclosure requirements under FIN No. 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN No. 45. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 addresses off-balance sheet financing entities. Qualified Special-Purpose Entities ("QSPE") subject to the reporting requirements of FASB Statement No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", do not consolidate variable interest entities. The Company will adopt FIN No. 46 as required in fiscal 2003 and is currently evaluating its effect on the consolidated financial statements. Although the Company is still evaluating the effect of FIN No. 46, it is reasonably possible that FIN No. 46 may require consolidation of, or additional disclosures related to, the entity described below.

The Company, through its subsidiary, SCA, may have to consolidate Solar Investment Grade CBO II Limited, the Special Purpose Entity ("SPE") used to facilitate the collateralized debt offering SOLAR CBO II. As of March 31, 2003, the assets and liabilities of this entity were approximately $411.0 million and $408.0 million, respectively. The actual amount that may be consolidated is dependent on the analysis of expected losses and residual returns as compared to the other equity holders and sub-collateral managers. The Company's maximum exposure to loss as a result of its investment is approximately $9.2 million at March 31, 2003.

In July of 2002, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Separate Accounts." This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The Company is in the process of evaluating the provisions of this SOP and its impact to the Company's financial position and results of operations.

On March 14, 2003, the AICPA issued a proposed SOP, "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements other than those specifically described in FASB Statement No. 97". This statement provides guidance on accounting by insurance companies for deferred acquisition cost on internal replacements other than those specifically described in FASB statement No.97. This SOP is effective for fiscal years beginning after December 15, 2003. The Company is in the process of evaluating the provision of this SOP and its impact to the Company's financial position and results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $18.5 million and $14.2 million for the three months ended March 31, 2003 and 2002, respectively.

Effective January 2002, the Company became the employer of record for most United States affiliates of SLF. As a result, the Company assumed most of the operating expenses of Keyport, including salaries and benefits, as well as the salaries and benefits previously incurred by SLOC in the United States. In accordance with administrative services agreements, the Company provides, as requested, certain services to Keyport and SLOC. Reimbursements under these agreements which are recorded as a reduction of other operating expenses, were approximately $40.7 million and $48.7 million for the three month periods ended March 31, 2003 and 2002, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December, 2004 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the lease for the three months ended March 31, amounted to approximately $3.0 million in 2003 and $2.9 million in 2002.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which Massachusetts Financial Services Company ("MFS") serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.1 million and $6.8 million for the three months ended March 31, 2003 and 2002, respectively.

Management believes inter-company revenues and expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a standalone basis.

3. SEGMENT INFORMATION

The Company offers financial products and services such as fixed and variable annuities, GICS, retirement plan services, and individual life insurance. Within these areas, the Company conducts business principally in two operating segments, the Wealth Management segment and the Individual Protection segment and maintains a Corporate segment to provide for the capital needs of the two operating segments and to engage in other financing related activities. Net investment income is allocated based on segmented assets.

Prior to 2003, the Company had a third operating segment, the Group protection segment, which marketed and administered group life, disability and stop-loss insurance to employers in the State of New York through the Company's formerly wholly-owned subsidiary SLNY. As a result of the SLNY/KBL merger, the results of the

Group protection segment are no longer consolidated with the Company's results.

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

The Wealth Management segment markets and administers individual and group variable annuity products, individual and group fixed annuity products and other retirement benefit products, and from the second quarter of 2000 through the second quarter of 2002, the Company marketed GICs to unrelated third parties in overseas markets. The GICs may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies. The Company uses derivative instruments to manage the risks inherent in the contract options.

The following amounts pertain to the various business segments:

(in 000's)
	Three months ended March 31, 2003

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 179,930	$ 10,543	$ -	$ 9,090	$ 199,563
Total Expenditures	145,024	9,774	-	23,627	178,425
Pretax Income (Loss)	34,906	769	-	(14,537)	21,138

Net Income (Loss)	$ 22,530	$ 467	$ -	$ (6,187)	$ 16,810

Total Assets	$ 15,967,010	$ 2,684,796	$ -	$ 1,071,416	$19,723,222

	Three months ended March 31, 2002

Total Revenues	$ 155,466	$ 14,321	$ 5,610	$ (10,481)	$ 164,916
Total Expenditures	142,224	14,604	4,200	20,572	181,600
Pretax Income (Loss)	13,242	(283)	1,410	(31,053)	(16,684)

Net Income (Loss)	$ 9,139	$ (288)	$ 991	$ (18,585)	(8,743)

Total Assets December 31, 2002	$ 16,659,420	$ 2,704,635	$ -	$ 641,518	$ 20,005,573

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

LINES OF CREDIT

The Company has syndicated two lines of credit each in the amount of $250 million. There are 15 banks in the syndicate of lenders. The banks have committed to lend funds of up to $500 million when requested by the Company at prevailing rates determined in accordance with the line of credit agreements. One line of credit terminates October 2003, and the other in October 2007. As of March 31, 2003, no amounts have been borrowed.

INDEMNITIES

In the normal course of its business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. Due to the nature of these indemnification agreements, it is not possible to estimate the Company's potential liability.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. SUBSEQUENT EVENT

On April 2, 2003, the Company and its affiliate, Keyport, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, the Company and Keyport filed similar documents with the Delaware Department of Insurance. Both filings seek regulatory approval for a contemplated merger of Keyport with and into the Company. The Company and Keyport are both direct wholly-owned subsidiaries of SLC (U.S.) Holdings and indirect wholly-owned subsidiaries of SLF. The boards of directors of both the Company and Keyport voted to approve the merger at their meetings on April 24, 2003. Assuming regulatory approval, the current plan calls for the merger to be effective after the close of business on December 31, 2003. Although there can be no assurance of regulatory approval, the management of both companies currently anticipate completing the merger as planned.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that of its significant accounting, the following may involve a higher degree of judgement and complexity.

Deferred Acquisition Costs

Acquisition costs related to fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to the ratio of annual gross profits to the estimated total gross profits over the lives of the contracts. Estimated gross profits are reviewed quarterly and adjusted retrospectively when the Company revises its estimates. Estimated gross profits include assumptions related to mortality, lapse, expense, and asset growth rates. Although realization of deferred policy acquisition costs ("DAC") is not assured, the Company believes that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period.

Investments - Derivatives

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, to alter investment rate exposures arising from mismatches between assets and liabilities, and to minimize the Company's exposure to fluctuations in interest rates, foreign currency exchange rates and general market conditions. The derivative instruments used by the Company include swaps and options. The Company does not employ hedge accounting treatment. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the hedged assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 is not justified. As a result, the unrealized gains and losses are recognized immediately in the statement of income. Since the majority of the liabilities that are being hedged are not carried at fair value, the changes in the fair value of the derivatives will cause fluctuation in the reported earnings from period to period as interest rates and equity markets change.

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

Certain of the Company's fixed maturities are classified as trading and others as available-for-sale. The changes in fair value of trading securities are recorded as a component of net realized investment gains and losses. The changes in fair value of available-for-sale securities are recorded in other comprehensive income.

The Company's ability to liquidate its positions in privately placed fixed securities and mortgages will be impacted to a significant degree by the lack of an actively traded market. Although the Company believes its estimates reasonably reflect the fair value of those instruments, the Company's key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

Policy Liabilities and Accruals

The liabilities associated with traditional life insurance and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon the Company's experience and industry standards.

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

During the three months ended March 31, 2003 and 2002, the Company realized losses totaling $6.6 million and $3.4 million, respectively, for other-than-temporary impairment. The Company discontinued the accrual of income on several of its holdings for issuers that are in default. Investment income would have been increased by $2.0 million for the three month period ended March 31, 2003 if these holdings were performing.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to 2002:

Net Income

The Company's net income (loss) was $16.8 million and $(8.7) million for the three months ended March 31, 2003 and 2002, respectively. Income (loss) before income taxes was $21.1 million and $(16.7) million for the three months ended March 31, 2003 and 2002, respectively. The $37.8 million pretax increase was due to the improvement in the Wealth Management segment (increase of $21.7 million) and the Corporate segment (increase of $16.5 million). The results of operations are discussed more fully below in the results of operations by segment.

Results of Operations by Segment

The Company's net income (loss) from operations reflects the operations of its three business segments: the Wealth Management segment, the Individual Protection segment, and the Corporate segment. Prior years segmented results have been restated to include the results of the Company's investment advisor subsidiary, Sun Capital Advisors ("SCA"), with the Wealth Management segment instead of the Corporate Segment.

The following provides a summary of net income (loss) from operations by segment.

Wealth Management Segment

The Wealth Management segment focuses on the savings and the retirement needs of individuals preparing for retirement or who have already retired. The segment also includes the results of the guaranteed investment contracts (''GICs'') issued to unrelated third parties in overseas markets. In the U.S., the segment primarily markets its products to affluent consumers, selling individual and group fixed and variable annuities. Its major product lines, ''Regatta'' and ''Futurity,'' are combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon the investment performance of the options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and SCA.

In September of 2002 the Company launched its new Regatta Masters product series. Regatta Masters is a multi-manager offering combining the MFS fund options with non-affiliated fund options.

The Company sells its annuity products via two affiliated wholesale distribution organizations, MFS/Sun Life Financial Distributors, Inc. ("MFSLF") (Regatta, Regatta Masters and Futurity products) and Independent Financial Marketing Group, Inc. ("IFMG") (Regatta Masters and Futurity products). The annuity products are then distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents, and financial advisers.

In 1997, the Company discontinued the sale of group pension and GIC products in the U.S. Although these pension products are not currently sold in the U.S., there continues to be a small block of U.S. group retirement business in-force, including GICs, pension plans and group annuities. A significant portion of these pension contracts is non-surrenderable, resulting in limited liquidity exposure to the Company. GICs were marketed directly in the U.S. through independent managers. From the second quarter of 2000 until the second quarter of 2002, when the Company withdrew from this line of business, the Company marketed GICs to unrelated third parties in overseas markets.

The following is a summary of operations for the Wealth Management Segment for the three months ended

March 31 (in 000's):
	2003	2002
Total Revenues
$    179,930

$  155,466

Total Expenditures	145,024	142,224
Pretax Income	34,906	13,242

Net Income	$ 22,530	$ 9,139

Wealth Management net income was $22.5 million and 9.1 million for the three months ended March 31, 2003 and 2002, respectively. Pretax income was $34.9 million and $13.2 for the three months ended March 31, 2003 and 2002, respectively. The $21.7 million pretax increase is primarily due to an increase in net investment income, offset by increased realized losses on investments and a decrease in fee income.

Total Revenues were $179.9 million and $155.5 million for the three months ended March 31, 2003 and 2002, respectively. The increase of $24.4 is primarily due to the following:
o

Fee income was $51.9 million and $73.0 million for the three months ended March 31, 2003 and 2002, respectively. The decrease of $21.1 million is primarily the result of $11.5 million lower mortality and expense fees and an $8.6 million reduction in distribution fee as a result of the December 2002 sale of Sun Life of Canada (U.S.) Distributors, Inc. ("SLD"), now known as MFSLF. Mortality and expense fees are based on the average net assets of variable annuity accounts. Average variable annuity account assets were $10.7 billion and $14.7 billion for the three months ended March 31, 2003 and 2002, respectively. Net deposits to annuity products decreased by $199 million compared with 2002.

o

Net investment income and realized gains and losses increased by $42.8 million for the three months ended March 31, 2003, as compared to the same period in 2002. The changes in market value of the bonds in the trading portfolio increased investment income by approximately $56.7 million in 2003 as compared to 2002. This was offset by a $19.5 million decrease in net realized gains and losses on the disposal of bonds in the trading portfolio. The trading portfolio is carried at fair value and the increase in market value, included in earnings, is primarily related to changes in the corporate bond interest rate environment.

Total benefits and expenditures were $145.0 million and $142.2 million for the three months ended March 31, 2003 and 2002.
o

Policyholder benefits increased by approximately $8.1 million for the three months ended March 31, 2003, as compared to 2002. This is primarily attributed to benefits paid over policyholder account balances on guaranteed minimum death benefit contracts, which increased by $8.5 million over 2002.

o

Underwriting, acquisition and other operating expenses decreased by approximately $18.3 million for the three months ended March 31, 2003, compared to 2002. A significant portion of this decrease ($10.9 million) is attributed to SLD and SLNY expense that were included in results for the three months ended March 31, 2002. In 2003, as a result of the sale of SLD and the SLNY/KBL merger in December of 2002, these expenses are no longer included in the consolidated expenses of the Company. Commission expense decreased by approximately $5.8 million in the current year due to the inability to capitalize commissions paid on the sale of certain products in prior year.

o

Amortization of DAC increased by $11.4 million for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. This increase is the result of unfavorable changes in the estimated future gross profit assumptions used to calculate DAC.

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

The following provides a summary of the operations for the Individual Protection Segment for the three months ended March 31 (in 000's):
	2003	2002
Total Revenues
$    10,543

$     14,321

Total Expenditures	9,774	14,604
Pretax Income (Loss)	769	(283)

Net Income (Loss)	$ 467	$ (288)

Earnings for the Individual Protection segment increased by $0.8 million for three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Pretax net income increased by $1.1 million. This increase was attributed to many factors including the net impact of changes in DAC. Amortization of DAC decreased by $1.5 million during the three months ended March 31, 2003, as compared to the same period in 2002, due to a lower amortization rate in the Futurity VUL product, combined with a lower amortization base in the COLI-VUL product as compared to the same period in 2002. As a result of lower sales, fee income for the three months ended March 31, 2003 was $3.0 million lower than 2002. This was offset by a $1.8 million decrease in premium taxes. Favorable mortality resulted in a $0.8 million increase to income for the three months ended March 31, 2003, as compared to 2002.

Group Protection Segment

Prior to 2003, the Company had a third operating segment, the Group protection segment, which marketed and administered group life, disability and stop-loss insurance to employers in the State of New York, through the Company's formerly wholly-owned subsidiary, SLNY. As a result of the SLNY/KBL merger in December of 2002, the results of the Group protections segment are no longer consolidated with the Company's results.

Corporate Segment

The Corporate segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the three months ended

March 31 in (000's):
	2003	2002
Total Revenues
$      9,090

$   (10,481)

Total Expenditures	23,627	20,572
Pretax Loss	(14,537)	(31,053)

Net Loss	$ (6,187)	$ (18,585)

The Corporate segment had a net loss of $6.2 million and $18.6 for the three months ended March 31, 2003 and 2002, respectively. On a pre-tax basis the results improved by $16.5 million in 2003 as compared to 2002. The increase in income is primarily attributable to an increase in derivative income offset by increased realized losses on investments. The three months ended March 31, 2002, included a $34 million unfavorable change on the fair value of put options associated with the S&P 500 index. These options were purchased during 2001 to hedge the impact of the equity market decline and its effect on minimum guaranteed payments. These puts were held in the Corporate segment until July of 2002. Effective July 1, 2002, the puts were reallocated to the Wealth Management segment to better reflect the economics of the put purchase and the results of the Wealth Management segment. Offsetting the increase in derivative income in 2003 was a $19 million increase in realized losses on investments.

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

The following table summarizes the asset balances at:
(in 000's)
	March 31, 2003	December 31, 2002

General account assets	$ 6,858,778	$ 6,622,215
Separate account assets	12,864,444	13,383,358

Total assets	$ 19,723,222	$ 20,005,573

General account assets increased by 3.6% and separate account assets decreased 3.9% during the quarter ended March 31, 2003.

Invested Assets

The Company held $5.7 billion and $5.6 billion in invested assets at March 31, 2003 and December 31, 2002, respectively. The Company pursues a high-quality, well-diversified portfolio strategy that is appropriate for its general fund obligations. The investment function is a critical component of the Company's business given the role invested assets play in supporting product lines and the direct impact of investment results on profitability.

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

For a more detailed discussion of the Company's interest rate risk management policies, practices and procedures, please see the Interest rate risk management section in the Quantitative and Qualitative Disclosures about Market Risk section of this report (Part 1, Item 3).

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

Within the pricing of the Company's products it has included provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the estimate. However, actual losses may prove to be above or below the expected loss rate. The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle. The Company's credit function and capital base generally permit it to pursue a buy and hold strategy which balances the Company's assets and liabilities with the intent of withstanding near-term swings in the broader economy.

The composition of the investments in the Company's general account portfolio is as follows at March 31, 2003 and December 31, 2002 (in 000's):
	March 31, 2003		December 31, 2002
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity securities	$ 4,393,912	76.9%	$ 4,216,661	75.8%
Mortgage loans	760,112	13.3%	778,962	14.0%
Policy loans	38,272	0.7%	39,317	0.7%
Equity investment in affiliate	98,032	1.7%	95,803	1.7%
Real estate	79,417	1.4%	79,783	1.4%
Other invested assets	232,768	4.1%	185,440	3.3%
Short-term investments	112,079	1.9%	171,627	3.1%
Total Invested Assets	$ 5,714,592	100.0%	$ 5,567,593	100.0%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. The Company diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgage-backed and asset-backed securities. Asset-backed securities include structured equipment and receivable investments.

The following tables provide the composition of the Company's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of March 31, 2003 and December 31, 2002 (in 000's):

Total
Fair Value

Net Unrealized Gain (Loss)

Fair Value of Securities with Gross Unrealized Gains

Gross Unrealized Gains

Fair Value of Securities with Gross Unrealized Losses

Gross Unrealized Losses

Corporate Securities:

March 31, 2003

Basic Industry

$ 180,510

$ 16,621

$ 169,239

$ 17,675

$ 11,270

$ (1,053)

Capital Goods

160,953

15,881

149,124

16,531

11,829

(650)

Communications

217,827

16,358

201,725

19,153

16,103

(2,795)

Consumer cyclical

278,465

16,525

234,652

20,029

43,813

(3,504)

Consumer non-cyclical

155,085

8,257

134,464

12,947

20,621

(4,690)

Energy

187,066

12,450

173,343

15,780

13,724

(3,330)

Finance

770,391

39,294

640,510

47,397

129,881

(8,103)

Other

220,125

15,692

132,568

17,084

87,557

(1,393)

Technology

8,698

114

4,955

176

3,743

(62)

Transportation

197,346

(13,507)

126,767

9,798

70,579

(23,304)

Utilities

572,782

9,812

434,413

31,288

138,368

(21,477)

Total Corporate

$ 2,949,248

$ 137,497

$ 2,401,760

$ 207,858

$ 547,488

$ (70,361)

Other:

 Asset backed and mortgage
backed securities

$ 556,387

$ 15,167

$ 464,464

$ 17,207

$ 91,922

$ (2,040)

 Foreign government and
agency

23,569

2,827

22,858

2,834

711

(7)

 States & political
subdivisions

508

8

508

8

-

-

U.S. treasury & agency

264,200

12,638

254,759

12,703

9,442

(65)

 Subordinated note from
affiliate

685,040

85,040

685,040

85,040

-

-

Total other

1,529,704

115,680

1,427,629

117,792

102,075

(2,112)

Total fixed maturity securities

$ 4,478,952

$ 253,177

$ 3,829,389

$ 325,650

$ 649,563

$ (72,473)

Corporate Securities:

December 31, 2002

Basic Industry

$ 175,558

$ 15,091

$ 165,128

$ 16,566

$ 10,430

$ (1,475)

Capital Goods

166,965

14,047

133,430

15,936

33,535

(1,889)

Communications

216,273

11,455

181,860

15,346

34,413

(3,891)

Consumer cyclical

272,832

15,588

252,829

19,081

20,003

(3,493)

Consumer non-cyclical

145,763

9,040

127,465

14,915

18,298

(5,875)

Energy

171,681

10,759

151,657

15,994

20,024

(5,235)

Finance

729,078

39,850

627,345

45,275

101,733

(5,425)

Other

148,572

16,085

139,462

16,283

9,110

(198)

Technology

8,593

6

4,943

161

3,650

(155)

Transportation

205,259

(10,095)

131,359

14,621

73,900

(24,716)

Utilities

532,763

3,186

401,075

38,210

131,688

(35,024)

Total corporate

2,773,337

125,012

2,316,553

212,388

456,784

(87,376)

Other:

 Asset backed and mortgage
backed securities

462,434

17,518

429,435

19,102

32,999

(1,584)

 Foreign government and
agency

32,945

3,074

32,945

3,074

-

-

 States & political
subdivisions

515

15

515

15

-

-

U.S. treasury & agency

347,430

11,992

327,380

12,248

20,050

(256)

 Subordinated note from
affiliate

616,520

16,520

616,520

16,520

Total other

1,459,844

49,119

1,406,795

50,959

53,049

(1,840)

Total fixed maturity securities

$ 4,233,181

$ 174,131

$ 3,723,348

$ 263,347

$ 509,833

$ (89,216)

As of March 31, 2003, the portfolio carried $253.2 million in gross unrealized gains relative to $72.5 million in gross unrealized losses. The net unrealized gain as of March 31, 2003 of $253.2 million is a $79.1 million improvement over the $174.1 million in net unrealized gains at year-end 2002, reflecting improvement in corporate bond spreads, particularly in lower-rated issues and industries that suffered last year.  As a percent of fair value, the largest contributors of unrealized losses were found in the Transportation, Utilities, Energy and Consumer Noncyclical sectors. Basic Industries and Capital Goods stand out as experiencing the smallest gross unrealized losses as a percent of total carrying value. A brief discussion concerning the industry segments of our corporate bond holdings is as follows:

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

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing, and environmental sectors.  Aerospace continues to be negatively effected by the uncertain economic outlook, the war in Iraq, and extremely weak conditions in the airline industry. Defense, on the other hand, is benefiting from the recent military buildup and increased budgets for homeland defense.  Building materials are suffering from reduced commercial construction.  Although construction machinery demand has been underperforming, in general, the Company has seen improved balance sheets and operational efficiencies as these firms position for market recovery.  In the environmental service sector poor economic conditions have affected volume and revenue growth, yet companies in this sector continue to apply strong free cash flow to improve their financial flexibility. While the capital goods subsectors have had varying operating histories, the Company is comfortable with issuer concentration and prospects.

o

Communications:  The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline.  Communications, especially telecommunications, came under severe pressure in 2002. Significant overcapacity in certain business lines, technological substitution, intense competition, general economic weakness, and, accounting scandals led to extreme volatility in bond prices and high-profile defaults. The Company's portfolio was not immune to these developments. However, prices have rebounded - in many cases, sharply -- and rating pressures continue to ease with improvement in overall operating performance and reduced leverage. The Company's overall strategy has been to overweight companies with stronger and improving balance sheets, such as the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector. A significant portion of the portfolio is invested at the operating company level, which generally fares better under difficult scenarios. The Company expects to see further improvements to credit quality from increased free cash flows, further boosted by any improvement in the economy.  The Company presently intends to hold stressed but performing investments until they recover.

o

Consumer Cyclicals: Consumer Cyclicals is a large diverse industrial category comprising the automotive, entertainment, gaming, home construction, service, and textile sectors. In the recent quarter, the automotive sector continued to experience weak pricing, reduced earnings, and balance sheet problems.  Automotive companies suffered significant balance sheet deterioration from underfunded pension plans resulting from declining capital markets. Although auto demand in 2003 is expected to be slightly weaker than in 2002, improvement is expected for 2004.  Many retailers have experienced a particularly challenging environment due to industry consolidation, guarded consumer spending, increased competition, limited pricing power, and the war in Iraq. Entertainment and gaming sectors had a relatively strong year in 2002, but gaming has weakened in the first quarter as travel and tourism dipped. The Company has no exposure to the textile industry and limited exposure to the services industry.  The Company continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders or bond issues with attractive collateral.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer product, food and beverage, healthcare, pharmaceutical, and supermarket companies.  In a year of economic weakness and record debt defaults, the consumer products sector continued to be characterized as a relatively safe haven, and, thus outperformed most sectors in 2002.  Sector weakness was concentrated in the supermarket sub sector for 2002.  Supermarkets suffered from both a weaker economy and a change in the competitive structure of the industry.  As consumers have become price sensitive in weak economic times, many have turned away from traditional grocers and turned to non-traditional food retailers such as supercenters and membership clubs.  However, healthy free cash flows support investment stability in this sub sector.  The Company's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

o

Energy: The Energy sector encompasses the oil and gas industries.  Higher commodity prices in the second half of 2002 continued into 2003 as a result of geopolitical uncertainty and a colder than expected winter throughout much of the country. Investments in exploration and production, integrateds and, to a lesser extent, refineries continue to demonstrate solid investment metrics. Oilfield services is lagging the rest of the sector, but, positively there are scattered signs of increasing activity with rig counts up modestly.  The Company is comfortable with the quality and composition of its predominantly North American based energy holdings.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs").  With a few notable exceptions, bonds in this broad sector performed well in the first quarter of 2003.  Bank earnings were relatively strong, mostly owing to continued strong consumer loan demand and to lower provisioning for credit losses.  Credit quality measures - delinquencies, non-performing assets and charge-offs - showed improvement in both commercial and consumer sectors.  The bonds of independent finance companies performed quite well in the quarter with the completion of a highly publicized acquisition of a major consumer finance company by a large international bank.  Finance companies exposed to aircraft lagged their diversified peers due to concerns over geopolitical issues and to the new Severe Acute Respiratory Syndrome ("SARS") threat.  The performance of captive finance company bonds largely followed that of their parents.  The bonds of life insurance companies performed well in the first quarter as most insurers took steps to put the issues of DAC, guaranteed minimum death benefits and investment impairments behind them in 2002.  Property-casualty insurers continue to benefit from higher prices, lower catastrophes offset somewhat by lower interest rates which lowers portfolio yields and renewed focus on asbestos litigation.  The bonds of broker-dealers fared well despite a very difficult operating environment characterized by a drought of equity initial public offerings ("IPOs"), equity underwriting and merger and acquisition activity.  Broker-dealers were also plagued by negative headlines concerning biased research reports, conflicts of interest and IPO allocation processes.  The recent performance of REITs has been strong, due to the defensive nature of the underlying assets and the sector's adherence to conservative credit covenants and policies.  While real estate fundamentals may weaken, it is anticipated that REIT debt will continue to be insulated from any significant credit or market value deterioration.

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

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies.  Most of these sectors are experiencing some effects from the economic downturn. However, the airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy, the war in Iraq and the outbreak of SARS. As such, the domestic airline industry posted a historic loss of $9.0 billion in 2002 and several major airlines have filed for bankruptcy protection.  The Company generally lends to the airline industry on a secured basis.  Thus, the emphasis of recovery values is based on the collateral backing the secured financings.  These secured airline financing are of two types: Equipment Trust Certificates ("ETCs") and Enhanced Equipment Trust Certificates ("EETCs").  The ETCs have an initial 80% loan-to-value ratio and the EETCs senior tranches had an initial 40-50% loan-to-value ratio and include a provision for a third party to pay interest for eighteen months from default.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. The continuation of unresolved California energy crisis issues as well as the fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission investigations, accounting restatements, accounting rule changes, shareholder litigation, and depressed commodity prices continue to impact credit quality in the sector.  However, in the recent quarter a handful of high profile refinancings significantly improved sector liquidity.  Favorable first quarter industry dynamics driven by a return to a seasonable weather pattern and weaker than expected gas storage levels provided support to earnings and asset values. The Company's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies that continue to exhibit sound credit metrics.  In the cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics drive the Company's investment conclusions.  In fact, the Company expects the industry to benefit in the intermediate term from a focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance.  The ongoing progress in industry restructuring supports the Company's intention to hold its positions until maturity or recovery.

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

As of March 31, 2003, the majority of the fixed maturity investments are investment grade, with 92.9% of fixed maturity securities classified as Category 1 and 2 by the SVO. Below investment grade bonds were 7.1% of fixed maturity investments and 5.5% of total invested assets as of March 31, 2003. The fair value of investments in SVO categories 3-6 increased by $2.4 million as bond sales, particularly in Category 6, were offset by improvements in fair value of below investment grade holdings. The following table provides the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation at March 31, 2003 and December 31, 2002 (in 000's):

SVO Rating

S&P Equivalent Designation

March 31, 2003

December 31, 2002

Fair Value

% of Total

Fair Value

% of Total

1

AAA/AA/A

$ 2,460,742

54.9%

$ 2,348,410

55.5%

2

BBB

1,702,783

38.0%

1,571,728

37.1%

3

BB

198,621

4.4%

187,249

4.4%

4

B

55,789

1.3%

58,912

1.4%

5

CCC and Lower

17,697

0.4%

14,789

0.4%

6

In or near default

43,320

1.0%

52,093

1.2%

$ 4,478,952

100.00%

$ 4,233,181

100%

The following table shows the composition by credit quality of the securities with gross unrealized losses in the Company's fixed maturity securities portfolio at March 31, 2003 and December 31, 2002 (in 000's):

SVO Rating

S&P Equivalent Designation

Fair Value of Securities with Unrealized Losses

% of Total

Unrealized Losses

% of Total

March 31, 2003

1

AAA/AA/A

$ 182,687

28.1%

$ (6,522)

9.0%

2

BBB

242,708

37.4%

(15,993)

22.1%

3

BB

128,530

19.8%

(29,146)

40.2%

4

B

54,858

8.4%

(8,627)

11.9%

5

CCC and Lower

16,937

2.6%

(5,079)

7.0%

6

In or Near default

23,843

3.7%

(7,106)

9.8%

$ 649,563

100.0%

$ (72,473)

100.0%

December 31, 2002

1

AAA/AA/A

$ 111,470

21.9%

$ (5,135)

5.8%

2

BBB

185,813

36.4%

(17,299)

19.4%

3

BB

121,066

23.7%

(32,774)

36.7%

4

B

48,790

9.6%

(11,445)

12.8%

5

CCC and Lower

14,779

2.9%

(10,102)

11.3%

6

In or near default

27,915

5.5%

(12,461)

14.0%

$ 509,833

100.0%

$ (89,216)

100.0%

At March 31, 2003, $22.5 million or 31.1%, of the gross unrealized losses are on securities that are rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and are generally temporary. The Company's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset review process.  Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed.  An analysis is undertaken to determine whether this decline in market value is other- than-temporary. The Company's process focuses on issuer operating performance as well as overall industry and market conditions.  Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, the Company's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Chief Investment Officer and the Chief Financial Officer review the results of the impairment analysis on a quarterly basis.

Securities that have been triggered for the impairment review process may either be determined to be impaired or placed on a watchlist for monitoring.  Should it be determined that a security is impaired the Company may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value to reflect expected recovery. During the first quarter of 2003, the Company incurred write-downs of fixed maturities totaling $6.6 million for other-than-temporary impairment compared to $27.5 million in write-downs for the year ended December 31, 2002.  The write-downs taken in the first quarter of 2003 reflect impairments primarily relating to the airline sector. Gross realized losses on the voluntary disposal of fixed maturity securities totaled $19.8 million in the recent quarter reflecting sales principally in the communications industry. Gross realized losses totaled $6.3 million in 2002.

The carrying value of fixed maturity securities with unrealized losses by maturity date at March 31, 2003 and December 31, 2002 were as follows (in 000's):

Fair Value of Securities with Unrealized Losses

Gross Unrealized Losses

Fair Value of Securities with Unrealized Losses

Gross Unrealized Losses

March 31, 2003

December 31, 2002

Due in one year or less

$ 3,560

$ (250)

$ 25,884

$ (698)

Due after one year through five years

175,996

(21,823)

117,413

(27,364)

Due after five years through ten years

231,872

(28,395)

193,101

(37,997)

Due after ten years

146,213

(19,966)

140,436

(21,573)

557,641

(70,434)

476,834

(87,632)

Asset-backed securities

91,922

(2,039)

32,999

(1,584)

Total

$ 649,563

(72,473)

$ 509,833

$ (89,216)

Liabilities

The following table summarizes significant liability balances at March 31, 2003 and December 31, 2002:

(in 000's)

March 31, 2003

December 31, 2002

General account liabilities

$ 5,980,817

$ 5,775,715

Separate account liabilities

12,864,444

13,383,358

Total Liabilities

$ 18,845,261

$ 19,159,073

General account liabilities increased 3.6% and separate account liabilities decreased by 3.9% during the quarter ended March 31, 2003.  Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds.

Capital Markets Risk Management

See Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk", in this quarterly report on Form 10-Q for a discussion of the Company's capital markets risk management.

Capital resources

Capital adequacy

The National Association of Insurance Commissioners (''NAIC'') adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital (''RBC'') formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to assets, insurance, interest rates, and business risks.  According to the RBC calculation, the Company met its capital requirements at March 31, 2003 and December 31, 2002.

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

Contractual Obligations and Commercial Commitments

The Company's cash contractual obligations are as follows (in 000's):

Total

Less Than 1 Year

1-3 Years

4-5 Years

After 5 Years

Surplus notes

$ 565,000

$ -

$ -

$ -

$ 565,000

Partnership Capital Securities

600,010

-

-

-

600,010

Promissory note to affiliates

80,000

-

-

-

80,000

Operating leases

1,457

241

749

264

203

The Company has syndicated two lines of credit each in the amount of $250 million.  There are 15 banks in the syndicate of lenders, which is led by Chase Manhattan Bank, New York.  The banks have committed to lend funds upon request by the Company at prevailing rates determined in accordance with the line of credit agreements.  One line of credit terminates October 2003, and the other in October 2007.  As of March 31, 2003, no amounts have been borrowed.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $13.5 million and $12.1 million at March 31, 2003 and December 31, 2002, respectively.

SUBSEQUENT EVENT

On April 2, 2003, the Company and its affiliate, Keyport, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island.  On April 3, 2003, the Company and Keyport filed similar documents with the Delaware Department of Insurance.  Both filings seek regulatory approval for a contemplated merger of Keyport with and into the Company.  The Company and Keyport are both direct wholly-owned subsidiaries of SLC (U.S.) Holdings and indirect wholly-owned subsidiaries of SLF.  The boards of directors of both the Company and Keyport voted to approve the merger at their meetings on April 24, 2003.  Assuming regulatory approval, the current plan calls for the merger to be effective after the close of business on December 31, 2003.  Although there can be no assurance of regulatory approval, the management of both companies currently anticipate completing the merger as planned.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Types of market risks

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's practice, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands.  The Company does hold real estate and equity options in its portfolios. (At March 31, 2003, investment real estate holdings represented approximately 1.4% of the Company's total general account investment portfolio.) The management of interest rate risk exposure is discussed below.

Interest rate risk management

The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments.  They are also supported by holdings of real estate and floating rate notes.  All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans.  Public bonds can include Treasury bonds, corporate bonds, and money market instruments.  The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities.  These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's practice is to limit MBS holdings to less than 10% of total portfolio assets.  In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility.  The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches.  As a result of commercial mortgage securitization transactions involving assets formerly owned by the Company, the Company has retained subordinated interest certificates and interest-only certificates.

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

Liabilities categorized as financial instruments and held in the Company's general account at March 31, 2003 had a fair value of $4,958.7 million.  Fixed income investments supporting those liabilities had a fair value of $5,759.0 million at that date.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on March 31, 2003.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $183.1 million and the corresponding assets would show a net increase of $123.2 million.

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

Equity and foreign currency exchange risk

The Company's GIC products, previously marketed overseas, introduced exposure to equity and foreign currency exchange risk.  This is in addition to the traditional interest rate risk discussed previously.  All of this exposure has been hedged through interest rate, currency, and equity swaps.   The terms of each GIC such as interest rate, interest payment dates, maturity and redemption dates, and currency denomination are identical to the terms of the swaps.  The GIC (liability) is swapped back to a US dollar fixed liability through the requisite derivative contracts.  All foreign currency is swapped back to fixed US dollars, all floating rate payments are swapped to fixed rate payments, and any equity returns that the Company is required to pay (receive) on the GIC are received from (paid to) the swap.  These interest rate, equity-linked and currency exchange swaps effectively hedge the Company's exposure to interest, equity and foreign currency risks.

During 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy.  At March 31, 2003, the fair value of the options was $229.6 million.  The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options at March 31, 2003 by $32.5 million.  A negative shift in the market of 10% would increase the market value by $34.1 million at March 31, 2003.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Company and its subsidiaries are engaged in various kinds of ordinary routine litigation incidental to the business which, in management's judgment, is not expected to be material to the business or financial condition of the Company or its subsidiaries.

Item 2: Changes in Securities and Use of Proceeds

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 3: Defaults Upon Senior Securities

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 4: Submission of Matters to a Vote of Security Holders

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 5: Other Information

None.

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

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.)

May 15, 2003

/s/ Robert C. Salipante

Robert C. Salipante

President

May 15, 2003

/s/ Davey S. Scoon

Davey S. Scoon, Vice President, Chief Administrative and

Financial Officer and Treasurer

Certification of Principal Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert C. Salipante, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Sun Life Assurance Company of Canada, (U.S.);

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

May 15, 2003

/s/ Robert C. Salipante

Robert C. Salipante

President

Certification of Principal Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Davey S. Scoon, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Sun Life Assurance Company of Canada (U.S.);

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

May 15, 2003

/s/ Davey S. Scoon

Davey S. Scoon

Vice President, Chief Administrative and

Financial Officer and Treasurer