Form 10-Q
period 2003-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2003-08-14
CIK 745544

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended June 30, 2003	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853 and 333-11699

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of Principal Executive Offices)		(Zip Code)

Registrant's telephone number, including area code	(781) 237-6030

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

Registrant has 6,437 shares of common stock outstanding on August 14, 2003, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2003

TABLE OF CONTENTS
Page
PART I -	Financial Information

Item 1:	Financial Statements:

	Consolidated Statements of Income for the six months ended June 30, 2003 and 2002 (Unaudited)	3

	Consolidated Statements of Income for the three months ended June 30, 2003 and 2002 (Unaudited)	4

	Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002 (Audited)	5

	Consolidated Statements of Comprehensive Income for the six and three months ended June 30, 2003 and 2002 (Unaudited)	6

	Consolidated Statements of Stockholder's Equity for the six months ended June 30, 2002 and 2003 (Unaudited)	7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (Unaudited)	8-9

	Notes to Unaudited Consolidated Financial Statements	10-17

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-37

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	38-39

Item 4:	Controls and Procedures	40

PART II -	Other Information

Item 1:	Legal Proceedings	41

Item 2:	Changes in Securities and Use of Proceeds	41

Item 3:	Defaults Upon Senior Securities	41

Item 4:	Submission of Matters to a Vote of Security Holders	41

Item 5:	Other Information	41

Item 6:	Exhibits and Reports on Form 8-K	41-43

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the six months ended June 30,

	Unaudited
	2003	2002

Revenues

Premiums and annuity considerations	$ 15,985	$ 22,327
Net investment income	231,644	143,634
Net realized investment (losses) gains	(14,726)	13,053
Derivative (loss) income	(26,647)	12,067
Fee and other income	130,591	171,084

Total revenues	336,847	362,165

Benefits and Expenses

Policyowner benefits	166,582	139,373
Other operating expenses	58,142	85,562
Amortization of deferred policy acquisition costs	43,341	101,539

Total benefits and expenses	268,065	326,474

Income from operations	68,782	35,691

Interest expense	49,496	47,213

Income (loss) before income tax benefit	19,286	(11,522)

Income tax benefit	(400)	(14,551)

Net income	$ 19,686	$ 3,029

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the three months ended June 30,

	Unaudited
	2003	2002

Revenues

Premiums and annuity considerations	$ 6,502	$ 10,398
Net investment income	144,921	75,123
Net realized investment (losses) gains	(17,959)	8,067
Derivative (loss) income	(61,698)	19,907
Fee and other income	65,517	83,754

Total revenues	137,283	197,249

Benefits and Expenses

Policyowner benefits	87,033	63,798
Other operating expenses	28,535	37,731
Amortization of deferred policy acquisition costs	(1,181)	66,952

Total benefits and expenses	114,387	168,481

Income from operations	22,896	28,768

Interest expense	24,748	23,606

(Loss) income before income tax benefit	(1,852)	5,162

Income tax benefit	(4,728)	(6,610)

Net income	$ 2,876	$ 11,772

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)
	Unaudited
ASSETS	June 30, 2003	December 31, 2002
Investments
Fixed maturities available-for-sale at fair value (amortized cost
of $2,378,201 and $2,104,081 in 2003 and 2002, respectively)	$2,541,603	$2,211,836
Trading fixed maturities at fair value (amortized cost of $1,363,458
and $1,354,969 in 2003 and 2002, respectively)	1,473,240	1,404,825
Subordinated note from affiliate held-to-maturity (fair value of $700,683 and $616,520 in 2003 and 2002, respectively)	600,000	600,000
Equity investment in affiliate	105,455	95,803
Short-term investments	55,932	171,627
Mortgage loans	745,878	778,962
Real estate	78,422	79,783
Policy loans	35,518	39,317
Other invested assets	219,118	185,440
Total investments	5,855,166	5,567,593

Cash and cash equivalents	371,275	277,104
Accrued investment income	63,819	66,771
Deferred policy acquisition costs	563,717	585,815
Other assets	173,800	124,932
Separate account assets	13,940,370	13,383,358
Total assets	$20,968,147	$20,005,573

LIABILITIES
Future contract and policy benefits	672,074	677,163
Contractholder deposit funds and other policy liabilities	3,734,971	3,517,720
Unearned revenue	8,283	8,628
Accrued expenses and taxes	46,808	117,519
Deferred federal income taxes	164,575	104,736
Long-term debt payable to affiliates	645,000	645,000
Partnership capital securities	607,826	607,826
Other liabilities	240,377	97,123
Separate account liabilities	13,940,370	13,383,358
Total liabilities	$20,060,284	$19,159,073

Commitments and contingencies - Note 4

STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	6,437	6,437
Additional paid-in capital	388,672	388,672
Accumulated other comprehensive income	89,061	47,384
Retained earnings	423,693	404,007
Total stockholder's equity	$907,863	$846,500

Total liabilities and stockholder's equity	$20,968,147	$20,005,573

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the six months ended June 30,

	Unaudited
	2003	2002

Net income	$ 19,686	$ 3,029
Other comprehensive income:
Change in net unrealized investment gains (losses) on available- for-sale securities, net of tax and policyholder amounts	46,094	5,868
Reclassification adjustments of realized investment gains into net investment income, net of tax	(10,782)	(4,586)
Change in net unrealized gains on equity investment	6,365	-
	41,677	1,282

Comprehensive income	$ 61,363	$ 4,311

For the three months ended June 30,

	Unaudited
	2003	2002

Net income	$ 2,876	$ 11,772
Other comprehensive income:
Change in net unrealized investment gains (losses) on available- for-sale securities, net of tax and policyholder amounts	24,970	13,471
Reclassification adjustments of realized investment gains into net investment income, net of tax	(2,852)	(1,317)
Change in net unrealized gains on equity investment	4,908	-
	27,026	12,154

Comprehensive income	$ 29,902	$ 23,926

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the six months ended June 30, 2003 and 2002

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2001	$6,437	$265,411	$37,619	$423,165	$732,632

Comprehensive income:
Net income				3,029	3,029
Other comprehensive income			1,282		1,282

Balance at June 30, 2002	$6,437	$265,411	$38,901	$426,194	$736,943

Balance at December 31, 2002	$6,437	$388,672	$47,384	$404,007	$846,500

Comprehensive income:
Net income				19,686	19,686
Other comprehensive income			41,677		41,677

Balance at June 30, 2003	$6,437	$388,672	$89,061	$423,693	$907,863

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the six months ended June 30,

	Unaudited
	2003	2002

Cash Flows From Operating Activities:
Net income	$ 19,686	$ 3,029
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	11,736	6,827
Net realized losses (gains) on investments	17,785	(13,351)
Net unrealized (gains) on trading securities and derivatives	(119,467)	(65,441)
Equity income in affiliate	(3,286)	-
Interest credited to contractholder deposits	82,971	65,450
Deferred federal income taxes	13,953	(2,515)
Changes in assets and liabilities:
Deferred acquisition costs	968	40,083
Accrued investment income	2,952	(1,729)
Other assets	(49,120)	(96,076)
Future contract and policy benefits	(5,089)	(6,793)
Other, net	99,697	(18,782)
Net sales (purchases) of trading fixed maturities	7,341	(382,726)

Net cash provided by (used in) operating activities	80,127	(472,024)

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	1,115,460	508,384
Mortgage loans	59,992	170,292
Real estate	1,985	4,061
Other invested assets	7,347	20
Purchases of:
Available-for-sale fixed maturities	(1,393,660)	(356,351)
Mortgage loans	(26,441)	(58,893)
Real estate	(618)	(2,524)
Changes in other investing activities, net	(634)	(574)
Net change in policy loans	3,799	2,594
Net change in short term investments	115,695	(26,178)

Net cash (used in) provided by investing activities	$ (117,075)	$ 240,831

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the six months ended June 30,

	Unaudited
	2003	2002

Cash Flows From Financing Activities:
Deposits and interest credited to contractholder deposit funds	$ 351,513	$ 905,035
Withdrawals from contractholder deposit funds	(220,394)	(542,358)

Net cash provided by financing activities	131,119	362,677

Net change in cash and cash equivalents	94,171	131,484

Cash and cash equivalents, beginning of period	277,104	180,141

Cash and cash equivalents, end of period	$ 371,275	$ 311,625

Supplemental Cash Flow Information:
Interest paid	$ 47,560	$ 47,211
Income taxes (refunded) paid	$ (4,568)	$ 15,000

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") was incorporated in 1970 as a life insurance company domiciled in the state of Delaware. The Company is authorized to do business in 49 states. In addition, the Company's insurance affiliate, Sun Life Insurance and Annuity Company of New York ("SLNY"), is licensed in New York. The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts ("GICS"), third party insurance administration and other asset management services.

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. ("SLC (U.S.) Holdings"), which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company domiciled in Canada which reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Inc. ("SLF" formerly known as Sun Life Financial Services of Canada Inc.), a reporting company under the Securities Exchange Act of 1934, is now the ultimate parent of SLOC and the Company.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated financial statements include the accounts of the Company and its subsidiaries. As of June 30, 2003, the Company owned all of the outstanding shares of Sun Life Financial Services Limited ("SLFSL"), Sun Benefit Services Company, Inc. ("SBSC"), Sun Capital Advisers, Inc. ("SCA"), Sun Life of Canada (U.S.) SPE 97-1, Inc. ("SPE 97-1"), Sun Life of Canada (U.S.) Holdings General Partner, Inc. ("the General Partner"), Vision Financial Corporation ("Vision") and Clarendon Insurance Agency, Inc. ("Clarendon"). The results are also consolidated with Sun Life of Canada Funding, LLC ("SLOC Funding"), which is owned by a trust sponsored by the Company and Sun Life of Canada (U.S.) Limited Partnership I ("the Partnership"), for which the General Partner is the sole general partner.

SLFSL served as the marketing administrator for the distribution of the offshore products of SLOC, an affiliate. On April 1, 2003, SLFSL ceased operations and the Company is currently in the process of liquidating SLFSL. This process should be completed during the third quarter of 2003.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 31, 2002, SLNY, formerly a wholly-owned subsidiary of the Company, was merged with another affiliated company, Keyport Benefit Life Insurance Company ("KBL"). As a result of this merger, Keyport Life Insurance Company ("Keyport"), the former parent company of KBL and an affiliate of the Company, owns 67% of the combined entity and the Company retained a 33% interest in the combined entity. As a result of this transaction, the Company's investment in SLNY is accounted for utilizing the equity method of accounting. For the period ended June 30, 2002, the Company's results included total revenues of $19.2 million, total expenses of $18.2 million and net income of $1.0 million related to SLNY. For the period ended June 30, 2003, the Company's results included equity income of $3.3 million related to SLNY.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This SFAS is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective July 1, 2003 for calendar quarter companies. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial position or results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

On March 14, 2003, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements other than those specifically described in FASB Statement No. 97". This proposed SOP provides guidance on accounting by insurance companies for deferred acquisition cost on internal replacements other than those specifically described in FASB Statement No. 97. This proposed SOP is effective for fiscal years beginning after December 15, 2003. The Company is in the process of evaluating the provision of this proposed SOP and its impact to the Company's financial position and results of operations.

In March 2003, the Accounting Standards Executive Committee ("AcSEC") approved SOP "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Separate Accounts." This SOP provides guidance on accounting and reporting by insurance companies for certain non-traditional, long-duration contracts and for separate accounts. This SOP is effective for fiscal years beginning after December 15, 2003. The Company is in the process of evaluating the provisions of this SOP and its impact on the Company's financial position and results of operations.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") to improve financial reporting by enterprises involved with variable interest entities. FIN No. 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Company will adopt FIN No. 46 as required during the third quarter of 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's financial position or results of operations.

In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. Disclosure requirements under FIN No. 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN No. 45. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $18.2 million and $36.6 million for the three and six month periods ended June 30, 2003, respectively, and $12.8 million and $26.9 million for the three and six month periods ended June 30, 2002, respectively.

Effective January 2002, the Company became the employer of record for most United States affiliates of SLF. As a result, the Company assumed most of the operating expenses of Keyport, including salaries and benefits, as well as the salaries and benefits previously incurred by SLOC in the United States. In accordance with administrative services agreements, the Company provides, as requested, certain services to Keyport and SLOC. Reimbursements under these agreements, which are recorded as a reduction of other operating expenses, were approximately $47.0 million and $87.7 million for the three and six month periods ended June 30, 2003, respectively, and $42.4 million and $91.1 million for the three and six month periods ended June 30, 2002, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

The Company leases office space to SLOC under lease agreements with terms expiring in December 2004 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the lease for the three and six months periods ended June 30 amounted to approximately $3.0 million and $6.0 million, respectively, in 2003 and $2.9 million and $5.8 million, respectively, in 2002.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which Massachusetts Financial Services Company ("MFS") serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.3 million and $10.4 million for the three and six months ended June 30, 2003, respectively, and $6.4 million and $13.2 million for the three and six months ended June 30 2002, respectively.

On May 27, 2003, the Company loaned $20 million to MFS, which issued to the Company a promissory note with a term of five years and an interest rate of 2.988%. Interest on the unpaid principal of the promissory note is due and payable quarterly in arrears, on the first day of each April, July, October and January, commencing July 1, 2003. The promissory note is included within fixed maturities available for sale in the financial statements. In connection with this loan, the Company also entered into a separate agreement with SLOC, under which SLOC agreed to provide additional payments to the Company, so that the total of interest paid on the note plus the payment from SLOC would be consistent with the yield the Company would seek in loans to non-affiliates.

Management believes intercompany revenues and expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a standalone basis.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION

The Company offers financial products and services such as fixed and variable annuities, GICS, retirement plan services, and individual life insurance. Within these areas, the Company conducts business principally in two operating segments, the Wealth Management segment and the Individual Protection segment. The Company maintains a Corporate segment to provide for the capital needs of the two operating segments and to engage in other financing related activities. Net investment income is allocated based on segmented assets.

Prior to 2003, the Company had a third operating segment, the Group protection segment, which marketed and administered group life, disability and stop-loss insurance to employers in the State of New York through the Company's formerly wholly-owned subsidiary SLNY. As a result of the SLNY/KBL merger on December 31, 2002, the results of the Group protection segment are no longer consolidated with the Company's results.

The Individual Protection segment markets and administers variable universal life insurance products sold to individuals and corporate owners of life insurance. The Individual protection segment also administers closed blocks of single premium whole life, universal life and variable life insurance business.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments:

	Six months ended June 30, 2003
	(in thousands)

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 279,652	$ 23,464	$ -	$ 33,731	$ 336,847
Total Expenditures	245,172	24,214	-	48,175	317,561
Pretax Income (Loss)	34,480	(750)	-	(14,444)	19,286

Net Income (Loss)	$ 19,865	$ (699)	$ -	$ 520	$ 19,686

Total Assets	$ 16,888,498	$ 2,854,995	$ -	$ 1,224,654	$20,968,147

	Six months ended June 30, 2002

Total Revenues	$ 250,920	$ 25,442	$ 11,011	$ 74,792	$ 362,165
Total Expenditures	296,988	24,076	7,224	45,399	373,687
Pretax Income (Loss)	(46,068)	1,366	3,787	29,393	(11,522)

Net Income (Loss)	$ (29,342)	$ 739	$ 2,656	$ 28,976	$ 3,029

Total Assets December 31, 2002	$ 16,659,420	$ 2,704,635	$ -	$ 641,518	$20,005,573

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

	Three months ended June 30, 2003
	(in thousands)

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 99,722	$ 12,920	$ -	$ 24,641	$ 137,283
Total Expenditures	100,148	14,440	-	24,547	139,135
Pretax Income (Loss)	(426)	(1,520)	-	94	(1,852)

Net Income (Loss)	$ (2,664)	$ (1,166)	$ -	$ 6,706	$ 2,876

Total Assets	$ 16,888,498	$ 2,854,995	$ -	$1,224,654	$20,968,147

	Three months ended June 30, 2002

Total Revenues	$ 95,454	$ 11,121	$ 5,401	$ 85,273	$ 197,249
Total Expenditures	154,764	9,472	3,024	24,827	192,087
Pretax Income (Loss)	(59,310)	1,649	2,377	60,446	5,162

Net Income (Loss)	$ (38,481)	$ 1,027	$ 1,665	$ 47,561	$ 11,772

Total Assets December 31, 2002	$ 16,659,420	$ 2,704,635	$ -	$ 641,518	$20,005,573

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

LITIGATION, INCOME TAXES AND OTHER MATTERS

The Company is not aware of any contingent liabilities arising from litigation, income taxes and other matters that could have a material effect upon the financial condition of the Company.

LINES OF CREDIT

The Company has syndicated two lines of credit each in the amount of $250 million. There are 15 banks in the syndicate of lenders. The banks have committed to lend funds of up to $500 million when requested by the Company at prevailing rates determined in accordance with the line of credit agreements. One line of credit terminates October 2003, and the other in October 2007. As of June 30, 2003, no amounts have been borrowed.

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

5. PLAN FOR MERGER

On April 2, 2003, the Company and its affiliate, Keyport, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, the Company and Keyport filed similar documents with the Delaware Department of Insurance. Both filings seek regulatory approval for a contemplated merger of Keyport with and into the Company. The Company and Keyport are both direct wholly-owned subsidiaries of SLC (U.S.) Holdings and indirect wholly-owned subsidiaries of SLF. The boards of directors of both the Company and Keyport voted to approve the merger at their meetings on April 24, 2003. Regulatory approval from the States of Rhode Island and Delaware was received on June 11, 2003 and July 21, 2003 respectively. The management of both companies currently anticipate completing the merger as planned on December 31, 2003.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

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

Other than Temporary Declines

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to return to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional impairment, if necessary.

During the three and six months ended June 30, 2003, the Company realized losses totaling $2.1 million and $8.7 million, respectively, for other-than-temporary impairment. During the three and six months ended June 30, 2002, the Company realized losses totaling $2.5 million and $5.9 million, respectively, for other-than-temporary impairment. The Company discontinued the accrual of income on several of its holdings for issuers that are in default. Investment income would have been increased by $1.6 million and $3.6 million for the three and six month period ended June 30, 2003, respectively, if these holdings were performing.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Income Taxes

Federal income tax (benefit)/expense was $(0.4) million and $(14.5) million for the six months ended June 30, 2003 and 2002, respectively, and $(4.7) million and $(6.6) million for the three months ended June 30, 2003 and 2002, respectively. The decrease in the tax benefit in 2003 resulted from release of a prior year tax reserve in 2002, lower permanent differences in 2003 and the change in net income.

RESULTS OF OPERATIONS

Six months ended June 30, 2003 compared to 2002:

Net Income

The Company's net income was $19.7 million and $3.0 million for the six months ended June 30, 2003 and 2002, respectively. Income (loss) before income taxes was $19.3 million and $(11.5) million for the six months ended June 30, 2003 and 2002, respectively. The $30.8 million pretax increase was due to the improvement in the Wealth Management segment (increase of $80.5 million) offset by lower earnings in the Corporate segment (decrease of $43.8 million). The results of operations are discussed more fully below in the "Results of Operations by Segment."

Results of Operations by Segment

The Company's net income (loss) from operations reflects the operations of its three business segments: the Wealth Management segment, the Individual Protection segment, and the Corporate segment. Prior years segmented results have been restated to include the results of the Company's investment advisor subsidiary, Sun Capital Advisers, Inc. ("SCA"), in the Wealth Management segment instead of the Corporate Segment.

The following provides a summary of net income (loss) from operations by segment.

Wealth Management Segment

The Wealth Management segment focuses on the savings and the retirement needs of individuals preparing for retirement or who have already retired. The segment also includes the results of the guaranteed investment contracts (''GICs'') issued overseas from 2000 through 2002. In the U.S., the segment primarily markets its products to affluent consumers, selling individual and group fixed and variable annuities. Its major product lines, ''Regatta'' and ''Futurity,'' are combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon the investment performance of the options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and SCA.

In September 2002, the Company launched its new Regatta Masters product series. Regatta Masters is a multi-manager offering combining the MFS and SCA fund options with non-affiliated fund options.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

In 1997, the Company discontinued the sale of group pension and GIC products in the U.S. Although these pension products are not currently sold in the U.S., there continues to be a small block of U.S. group retirement business in-force, including GICs, pension plans and group annuities. A significant portion of these pension contracts is non-surrenderable, resulting in limited liquidity exposure to the Company. GICs were marketed directly in the U.S. through independent managers. The Company also marketed GICs to unrelated third parties in overseas markets, from the second quarter of 2000 until the second quarter of 2002.

The following is a summary of operations for the Wealth Management Segment for the six months ended

June 30 (in 000's):
	2003	2002
Total Revenues
$                   279,652

$             250,920

Total Expenditures	245,172	296,988
Pretax Income (Loss)	34,480	(46,068)

Net Income (Loss)	$ 19,865	$ (29,342)

Wealth Management net income (loss) was $19.9 million and $(29.3) million for the six-months ended June 30, 2003 and 2002, respectively. Pretax income was $34.5 million and $(46.1) for the six-months ended June 30, 2003 and 2002, respectively. The $80.6 million pretax increase is primarily due to an increase in realized gains and decreases in DAC amortization and operating expenses partially offset by an increase in interest credited.

Total Revenues were $279.7 million and $250.9 million for the six-months ended June 30, 2003 and 2002, respectively. The increase of $28.8 million is primarily due to the following:
o

Fee income was $106.5 million and $145.5 million for the six-months ended June 30, 2003 and 2002, respectively. The decrease of $39.0 million is primarily the result of $19.1 million lower mortality and expense fees and a $16.0 million reduction in distribution fees as a result of the December 2002 sale of Sun Life of Canada (U.S.) Distributors, Inc. ("SLD"), now known as MFSLF. Mortality and expense fees are based on the average net assets of variable annuity accounts. Average variable annuity account assets were $11.2 billion and $13.8 billion for the six months ended June 30, 2003 and 2002, respectively. Net deposits to annuity products decreased by $147 million in 2003, as compared with the same six month period in 2002.

o

Net investment income, realized gains and losses and derivative income increased by $64.0 million for the six months ended June 30, 2003, as compared to the same period in 2002. The changes in market value of the bonds in the trading portfolio increased investment income by approximately $97.9 million in 2003, as compared to the same six month period in 2002. The trading portfolio is carried at fair value and the increase in market value included in earnings is primarily related to changes in the corporate bond interest rate environment. This is offset by a $37.6 million decrease in income as a result of changes in the fair value of the put options associated with the S&P 500 index. These put options were purchased during 2001 to hedge the impact of the equity market decline and its effect on minimum guaranteed payments, and were held in the Corporate segment until July 2002. Effective July 1, 2002, the put options were reallocated to the Wealth Management segment to better reflect the economics of the put purchase and the results of the Wealth Management Segment. The increase in income is partially offset by the increase in expense on the liabilities in the GIC program.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Total benefits and expenditures were $245.2 million and $297.0 million for the six months ended June 30, 2003 and 2002, respectively. The decrease of $$51.8 million is primarily due to the following:
o

Policyholder benefits increased by approximately $31.2 million for the six months ended June 30, 2003, as compared to 2002. This is primarily attributed to benefits paid over policyholder account balances on guaranteed minimum death benefit contracts, which increased by $11.1 million over 2002. Additionally, interest credited increased by approximately $21.8 million over 2002 relating primarily to an increase in the expense on the liabilities in the program that offers GICs in the overseas markets; the GIC products introduced exposure to equity and foreign currency exchange risk which is in addition to the traditional interest rate risk. This increase in expense is offset by the increase in investment income mentioned above.

o

Underwriting, acquisition and other operating expenses decreased by approximately $32.6 million for the six months ended June 30, 2003, compared to 2002. A significant portion of this decrease ($22.5 million) is attributed to SLD and SLNY expenses that were included in results for the six months ended June 30, 2002. In 2003, as a result of the sale of SLD and the SLNY/KBL merger in December of 2002, such expenses are no longer included in the consolidated expenses of the Company. Commission expense decreased by approximately $4.2 million in the current year due to the inability to capitalize commissions paid on the sale of certain products in the prior year. General operating expenses also decreased by approximately $3.2 million in the current year due to improved expense management.

o

Amortization of DAC decreased by $54.3 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. This decrease is the result of favorable market performance during 2003 which has led to favorable changes in the estimated future gross profit assumptions used to calculate DAC.

Individual Protection Segment

The Company currently markets variable life insurance products. These products include variable universal life ("VUL") products marketed to the corporate-owned life insurance ("COLI") and bank-owned life insurance ("BOLI") markets, which were first introduced in late 1997 and 1999, respectively. The Company previously marketed a universal life product ("Universal Life") and a variable life product ("Variable Life"). The Company stopped selling these products in 1996 and 1992, respectively, and they now represent a closed block of business within the Individual Protection segment. In September 1999, the Company introduced a new variable life product as part of the Futurity product portfolio. VUL products are insurance products that allow for flexible premiums and the policyholder directs how the cash value is invested, and thus bears the investment risk.

The following provides a summary of the operations for the Individual Protection Segment for the six months ended June 30 (in 000's):
	2003	2002
Total Revenues
$                     23,464

$               25,442

Total Expenditures	24,214	24,076
Pretax (Loss) Income	(750)	1,366

Net (Loss) Income	$ (699)	$ 739

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Individual Protection Segment (continued)

Earnings for the Individual Protection segment decreased by $1.4 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Pretax net income decreased by $2.1 million. The decrease in earnings is attributed to higher payments to policyholders of $2.0 million originating from unfavorable mortality in the closed block of Universal Life and Variable Life products, combined with increased credited interest to policyholders in the COLI product. Fee income, consisting of loads and cost of insurance charges, decreased by $1.3 million due to a decline in front end loads in the COLI product given lower sales as compared to the prior year. This decrease in fee income was offset by favorable changes in DAC driven by lower amortization rates.

Group Protection Segment

Prior to 2003, the Company had a third operating segment, the Group protection segment, which marketed and administered group life, disability and stop-loss insurance to employers in the State of New York, through the Company's formerly wholly-owned subsidiary, SLNY. As a result of the SLNY/KBL merger in December 2002, the results of the Group protection segment are no longer consolidated with the Company's results. For the period ended June 30, 2003, the Company's results include equity income of $3.3 million related to SLNY which is included as a part of the Corporate segment.

Corporate Segment

The Corporate segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the six months ended

June 30 in (000's):
	2003	2002
Total Revenues
$                     33,731

$                 74,792

Total Expenditures	48,175	45,399
Pretax (Loss) Income	(14,444)	29,393

Net Income	$ 520	$ 28,976

The Corporate segment had net income of $0.5 million and $29.0 million for the six months ended June 30, 2003 and 2002, respectively. On a pre-tax basis the results changed by $43.8 million in 2003, as compared to 2002. The decrease in income is primarily attributable to a decrease in derivative income and an increase in realized losses on investments partially offset by an increase in investment income. The six months ended June 30, 2002, included a $31.0 million favorable change on the fair value of put options associated with the S&P 500 Index. These put options were purchased during 2001 to hedge the impact of the equity market decline and its effect on minimum guaranteed payments. These puts were held in the Corporate segment until July 2002. Effective July 1, 2002, the puts were reallocated to the Wealth Management segment to better reflect the economics of the put purchase and the results of the Wealth Management segment. In addition to the unfavorable change on the fair value of the put options, the segment incurred an unfavorable change of $11.6 million in realized losses on investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Three months ended June 30, 2003 compared to 2002:

Net Income

The Company's net income was $2.9 million and $11.8 million for the three months ended June 30, 2003 and 2002, respectively. (Loss) income before income taxes was $(1.9) million and $5.2 million for the three months ended June 30, 2003 and 2002, respectively. The $7.1 million pretax decrease was due to unfavorable changes in the Corporate segment (decrease of $60.3 million), Individual segment (decrease of $3.2 million) and Group segment (decrease of $2.4 million) which were offset by improvements in the Wealth Management segment (increase of $58.9 million). The results of operations for each segment are discussed more fully below.

Wealth Management Segment

The following is a summary of operations for the Wealth Management Segment for the three months ended

June 30 (in 000's):
	2003	2002
Total Revenues
$                     99,722

$               95,454

Total Expenditures	100,148	154,764
Pretax Loss	(426)	(59,310)

Net Loss	$ (2,664)	$ (38,481)

The Wealth Management Segment's net loss was $2.7 million and $38.5 million for the three-months ended June 30, 2003 and 2002, respectively. Pretax loss was $0.4 million and $59.3 million for the three-months ended June 30, 2003 and 2002, respectively. The $58.9 million pretax increase is primarily due to a decrease in amortization of DAC, offset by a decrease in fee income.

Total Revenues were $99.7 million and $95.5 million for the three-months ended June 30, 2003 and 2002, respectively. The increase of $4.2 million is primarily due to the following:
o

Fee income was $54.5 million and $72.4 million for the three months ended June 30, 2003 and 2002, respectively. The decrease of $17.9 million is primarily the result of a decrease of $7.6 million in mortality and expense fees due to lower net assets for the variable annuity account products and a $7.5 million reduction in distribution fees as a result of the December 2002 sale of SLD, now known as MFSLF.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)
o

Net investment income, realized gains and losses and derivative income were $21.1 million greater for the three months ended June 30, 2003 as compared to the same period in 2002. This increase is primarily driven by the derivatives and trading bonds used in the program which offers GICS to in overseas markets, offset by losses on the S&P 500 Index put options used to hedge the impact of the equity market decline on minimum guaranteed payments.

Derivatives used in the GIC program increased income by $17.2 million for the three months ended June 30, 2003 as compared to the same period in 2002. Additionally, the changes in the fair value of the bonds in the trading portfolio backing these GICS increased income by $60.6 million for the three months ended June 30, 2003 as compared to the same period in 2002. The Company does not employ hedge accounting for its derivatives and the bonds in the trading portfolio are carried at fair value. As a result, the changes in fair value of the derivatives and the trading portfolio are reflected in income, while the liabilities are maintained at book value, which introduces volatility into earnings. Despite the significant volatility associated with this program, the Company's exposure is limited due to the structure of the payment terms.

Offsetting the increases to income as a result of the derivatives and trading portfolio noted above was a decrease to income of $54.0 million related to changes in the fair value of the put options associated with the S&P 500 Index. These put options were purchased during 2001 to hedge the impact of the equity market decline and its effect on minimum guaranteed payments. As the market has increased during 2003, the market value of these options has declined. In the prior year income from these puts was reported in the Corporate Segment. Effective July 1, 2002, the puts were reallocated to the Wealth Management segment to better reflect the economics of the put purchase and the results of the Wealth Management segment.

Total benefits and expenditures were $100.1 million and $154.8 million for the three months ended June 30, 2003 and 2002. The decrease is primarily due to the following:
o

Policyholder benefits increased by approximately $23.2 million for the three months ended June 30, 2003, as compared to 2002. This is primarily attributed to an increase in interest credited of approximately $21.9 million over 2002. Additionally, benefits paid over policyholder account balances on guaranteed minimum death benefit contracts, which increased by $2.1 million over 2002. These increases in expenses are offset by the increase in investment income mentioned above.

o

Underwriting, acquisition and other operating expenses decreased by approximately $14.2 million for the three months ended June 30, 2003, as compared to 2002. A significant portion of this decrease ($11.5 million) is attributed to SLD and SLNY expense that were included in results for the three months ended June 30, 2002. In 2003, as a result of the sale of SLD and the SLNY/KBL merger in December 2002, such expenses are no longer included in the consolidated expenses of the Company. General operating expenses decreased by approximately $3.1 million in the current year due to improved expense management.

o

Amortization of DAC decreased by $65.7 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. This decrease is the result of favorable market performance during 2003, which has lead to favorable changes in the estimated future gross profit assumptions used to calculate DAC.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Individual Protection Segment

The following provides a summary of the operations for the Individual Protection Segment for the three months ended June 30 (in 000's):
	2003	2002
Total Revenues
$                     12,920

$                11,121

Total Expenditures	14,440	9,472
Pretax (Loss) Income	(1,520)	1,649

Net (Loss) Income	$ (1,166)	$ 1,027

Earnings for the Individual Protection segment decreased by $2.2 million for three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Pretax net income decreased by $3.2 million. The decrease in income is primarily due to an increase in death benefits of $1.9 million and interest credited of $1.1 million for the three months ended June 30, 2003, as compared to the same period in 2002. As a result of increased sales, fee income for the three months ended June 30, 2003 was $1.8 million higher than 2002. This was offset by a $1.5 million increase in premium taxes.

Group Protection Segment

Prior to 2003, the Company had a third operating segment, the Group protection segment, which marketed and administered group life, disability and stop-loss insurance to employers in the State of New York through the Company's formerly wholly-owned subsidiary, SLNY. As a result of the SLNY/KBL merger in December of 2002, the results of the Group protection segment are no longer consolidated with the Company's results. For the three months ended June 30, 2003, the Company's results included equity income of $2.5 million related to SLNY which is included as a part of the Corporate segment.

Corporate Segment

The following provides a summary of operations for the Corporate Segment for the three months ended

June 30 in (000's):
	2003	2002
Total Revenues
$                     24,641

$                85,273

Total Expenditures	24,547	24,827
Pretax Income	94	60,446

Net Income	$ 6,706	$ 47,561

The Corporate segment had net income of $6.7 million and $47.6 million for the three months ended June 30, 2003 and 2002, respectively. On a pre-tax basis, the results changed by $60.4 million in 2003, as compared to 2002. The decrease in income is primarily attributable to a decrease in derivative income of $90.2 million offset by an increase in investment income of $18.9 million and an increase in realized gains of $14.7 million. The three months ended June 30, 2002 included a $62.7 million unfavorable change on the fair value of the put options associated with the S&P 500 Index. These options were purchased during 2001 to hedge the impact of the equity market decline and its effect on minimum guaranteed payments. These puts were held in the Corporate segment until July of 2002. Effective July 1, 2002, the puts were reallocated to the Wealth Management segment to better reflect the economics of the put purchase and the results of the Wealth Management segment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

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

The following table summarizes the asset balances at:
(in 000's)
	June 30, 2003	December 31, 2002

General account assets	$ 7,027,777	$ 6,622,215
Separate account assets	13,940,370	13,383,358

Total assets	$ 20,968,147	$ 20,005,573

General account assets increased by 6.1% and separate account assets increased 4.2% during the six months ended June 30, 2003, as compared to 2002.

Invested Assets

The Company held $5.9 billion and $5.6 billion in invested assets at June 30, 2003 and December 31, 2002, respectively. The Company pursues a high-quality, well-diversified portfolio strategy that is appropriate for its general fund obligations. The investment function is a critical component of the Company's business given the role invested assets play in supporting product lines and the direct impact of investment results on profitability.

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

For a more detailed discussion of the Company's interest rate risk management policies, practices and procedures, please see the "Quantitative and Qualitative Disclosures About Market Risk - Interest rate risk management" section below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The Company manages its exposure to credit risk through internal analyses of a given investment. The Company's fixed income credit analysts apply a wide range of qualitative input and quantitative tools in assessing an issuer's credit risk. The credit analysts apply industry and financial knowledge to assess an issuer's ability to succeed within a broader economic framework. Analysts work with legal staff and portfolio management to assess transaction structure and risks to promote appropriate covenant protection as well as investment diversification and asset allocation. The Company relies on its credit team's ability to analyze a wide range of public and private bond issues and structures and to acquire the investments needed to profitably fund the Company's liability requirements.

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

The composition of the investments in the Company's general account portfolio is as follows at June 30, 2003 and December 31, 2002 (in 000's):
	June 30, 2003		December 31, 2002
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity securities	$ 4,614,843	78.82%	$ 4,216,661	75.74%
Mortgage loans	745,878	12.74%	778,962	13.99%
Policy loans	35,518	0.61%	39,317	0.71%
Equity investment in Affiliate	105,455	1.80%	95,803	1.72%
Real estate	78,422	1.34%	79,783	1.43%
Other invested assets	219,118	3.74%	185,440	3.33%
Short-term investments	55,932	0.95%	171,627	3.08%
Total Invested Assets	$ 5,855,166	100.00%	$ 5,567,593	100.0%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. The Company diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgage-backed and asset-backed securities. Asset-backed securities include structured equipment and receivable investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The following tables provide the composition of the Company's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of June 30, 2003 and December 31, 2002 (in 000's):

Total
Fair Value

Net Unrealized Gain (Loss)

Fair Value of Securities with Gross Unrealized Gains

Gross Unrealized Gains

Fair Value of Securities with Gross Unrealized Losses

Gross Unrealized Losses

Corporate Securities:

June 30, 2003

Basic Industry

$ 190,956

$ 20,525

$ 176,636

$ 21,270

$ 14,320

$ (745)

Capital Goods

181,446

20,317

177,464

20,400

3,982

(83)

Communications

250,352

25,502

234,332

28,111

16,020

(2,609)

Consumer cyclical

296,364

29,042

274,739

30,619

21,625

(1,577)

Consumer non-cyclical

154,369

9,459

140,582

17,561

13,787

(8,102)

Energy

185,800

19,092

170,470

20,414

15,330

(1,322)

Finance

873,508

60,454

760,853

66,572

112,655

(6,118)

Technology

6,029

448

6,029

448

-

-

Transportation

201,716

3,098

137,090

16,264

64,626

(13,166)

Utilities

602,469

32,705

501,501

54,925

100,968

(22,220)

Other

188,220

18,358

182,882

18,427

5,338

(69)

Total corporate

$ 3,131,229

$ 239,000

$ 2,762,578

$ 295,011

$ 368,651

$ (56,011)

 Asset backed and mortgage
backed securities

630,749

17,067

483,668

19,071

147,081

(2,004)

 Foreign government and
agency

26,053

3,100

26,053

3,100

-

-

 States & political
Subdivisions

515

16

515

16

-

-

U.S. treasury & agency

226,297

14,001

199,723

14,410

26,574

(409)

 Subordinated note from
Affiliate

700,683

100,683

700,683

100,683

-

-

Total fixed maturity securities

$ 4,715,526

$ 373,867

$ 4,173,220

$ 432,291

$ 542,306

$ (58,424)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

Corporate Securities:

December 31, 2002

Basic Industry

$ 175,558

$ 15,091

$ 165,128

$ 16,566

$ 10,430

$ (1,475)

Capital Goods

166,965

14,047

133,430

15,936

33,535

(1,889)

Communications

216,273

11,455

181,860

15,346

34,413

(3,891)

Consumer cyclical

272,832

15,588

252,829

19,081

20,003

(3,493)

Consumer non-cyclical

145,763

9,040

127,465

14,915

18,298

(5,875)

Energy

171,681

10,759

151,657

15,994

20,024

(5,235)

Finance

729,078

39,850

627,345

45,275

101,733

(5,425)

Technology

8,593

6

4,943

161

3,650

(155)

Transportation

205,259

(10,095)

131,359

14,621

73,900

(24,716)

Utilities

532,763

3,186

401,075

38,210

131,688

(35,024)

Other

148,572

16,085

139,462

16,283

9,110

(198)

Total corporate

$ 2,773,337

$ 125,012

$ 2,316,553

$ 212,388

$ 456,784

$ (87,376)

 Asset backed and mortgage
backed securities

462,434

17,518

429,435

19,102

32,999

(1,584)

 Foreign government and
agency

32,945

3,074

32,945

3,074

-

-

 States & political
subdivisions

515

15

515

15

-

-

U.S. treasury & agency

347,430

11,992

327,380

12,248

20,050

(256)

 Subordinated note from
Affiliate

616,520

16,520

616,520

16,520

-

-

Total fixed maturity securities

$ 4,233,181

$ 174,131

$ 3,723,348

$ 263,347

$ 509,833

$ (89,216)

As of June 30, 2003, the portfolio carried $432.3 million in gross unrealized gains relative to $58.4 million in gross unrealized losses. The $373.9 million net unrealized gain as of June 30, 2003 is a $199.8 million improvement over the $174.1 million in net unrealized gains at year-end 2002, reflecting improvement in corporate bond spreads, particularly in lower-rated issues and industries that suffered last year. As a percent of fair value, the largest contributor of unrealized losses was the Transportation sector, driven by the severe downturn in the airline sub-sector. A brief discussion concerning the industry segments of our corporate bond holdings is as follows:

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals, paper and forest products industries.  Broadly, these sectors supply commodity products for use as an end product or as input for higher value-added goods.  Demand typically fluctuates with the strength of the economy.  Weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants.  Those companies with highly-leveraged balance sheets may have experienced ratings deterioration to below investment grade.  Any rebound in industry profitability may be delayed until the domestic and/or world economies show prolonged strength and capital spending resumes.  In the interim, the Company's portfolio is comprised of companies with specialty niches or dominant industry positions that may allow them to withstand market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing and environmental sectors.  Aerospace continues to be negatively affected by the uncertain economic outlook, geopolitical concerns and weak conditions in the airline industry. Defense, on the other hand, is benefiting from the recent military buildup and increased budgets for homeland defense.  Building materials are suffering from reduced commercial construction.  Although construction machinery demand has been underperforming, in general, the sector has seen improved balance sheets and operational efficiencies as these firms position for market recovery.  In the environmental service sector, poor economic conditions have affected volume and revenue growth, yet companies in this sector continue to apply free cash flow to improve their financial flexibility. While the capital goods subsectors have had varying operating histories, the Company is comfortable with issuer concentration and prospects.

o

Communications:  The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline.  Communications, especially telecommunications, came under pressure in 2002. Overcapacity in certain business lines, technological substitution, intensified competition, general economic weakness, and accounting scandals led to volatility in bond prices and high-profile defaults. The Company's portfolio was not immune to these developments. However, prices have rebounded - in many cases, sharply - and rating pressures have eased with improvement in overall operating performance and reduced leverage. The Company's overall strategy has been to overweight companies with stronger and improving balance sheets, such as:  the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector.  The Company believes that further improvements to credit quality may result from increased free cash flows, further boosted by any improvement in the economy.  The Company presently intends to hold stressed but performing investments in this section through recovery.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

o

Consumer Cyclicals: Consumer Cyclicals is a large and diverse category comprising the automotive, entertainment, gaming, home construction, service and textile sectors. The automotive sector continues to experience weak pricing, reduced earnings, and declining credit measures.  Exposure to underfunded pension plans has resulted in significant cash funding requirements. Auto demand in 2003 is expected to be slightly weaker than in 2002. Entertainment and gaming sectors had a relatively strong year in 2002, but gaming weakened in the first half of 2003. The homebuilding industry continues to perform well, driven by the low interest rate environment.  The Company continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer product, food and beverage, healthcare, pharmaceutical, and supermarket companies. The Company's primary exposure to this sector is in supermarkets.  Supermarket operating performance continues to be negatively impacted from a weak economy and a change in the competitive structure of the industry.  As consumers have become price sensitive in weak economic times, many have turned away from traditional grocers and towards non-traditional food retailers such as supercenters and membership clubs.  However, free cash flows support investment quality in the supermarket sub sector.  The Company has limited exposure to consumer products, food and beverage, healthcare and pharmaceuticals.  The Company's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

o

Energy: The Energy sector encompasses the oil and gas industries.  These industries can be further divided into exploration and production ("E&P"), refining and marketing ("R&M") and oilfield services.  The Company's exposure is concentrated in E&P and large integrated companies which have benefited from a sustained period of high commodity prices resulting from geopolitical uncertainty, disruptions to production, a colder than expected winter and reduced finding efforts. In an effort to reduce the political risk associated with politically unstable regions, the portfolio is concentrated in global enterprises or large to medium North American players.  A notable exception is an investment in a cash-trapped, dollar-based receivable structure of a Venezuelan oil company.  In 2002 political uncertainty and related disruptions to oil production caused significant deterioration in Venezuelan credit ratings. Recovering Venezuelan oil exports in 2003, however, has supported recovery in investment value. The Company is comfortable with the quality and composition of its predominantly North American-based energy holdings.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs").  With few exceptions, bonds in this broad sector performed well in the second quarter of 2003.  Bank earnings were relatively strong, mostly owing to continued strong consumer loan demand and to lower provisioning for credit losses.  Credit quality measures - delinquencies, non-performing assets and charge-offs - showed improvement in both commercial and consumer sectors.  Second quarter earnings of finance companies continue to be positively impacted by low interest rates, which increases net interest margins at these companies.  Life insurers are facing challenges from the spread compression between low interest rates and minimum guaranteed crediting rates.  The recent performance of REITs has been strong, due to the defensive nature of the underlying assets and conservative credit covenants and policies.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers as well as computer software and services manufacturers. The fundamentals of the technology sector remain weak.   Industry analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of personal computers, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. Some industry analysts forecast a modest improvement in IT spending this year after several years of depressed demand.  The Company remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies.  Most of these sectors have experienced some effects from general economic weakness. The airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy, the war in Iraq and SARS. The Company generally lends to the airline industry on a secured basis.  Thus, the emphasis of recovery values is based on the collateral backing the secured financings.  These secured airline financings are of two types: Equipment Trust Certificates ("ETCs") and Enhanced Equipment Trust Certificates ("EETCs").  The ETCs have an initial 80% loan-to-value ratio and the EETCs senior tranches had an initial 40-50% loan-to-value ratio and include a provision for a third party to pay interest for eighteen months in the case of default.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. Ongoing issues surrounding the California energy crisis, fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission investigations, accounting restatements, accounting rule changes and shareholder litigation continue to impact credit quality in the sector.  Additionally, the recent quarter saw the expected prepackaged bankruptcy filing of a major independent power producer.  However, a handful of high profile refinancings has improved sector liquidity and, in general, prices of power sector bonds also have improved.  The Company's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies.  In cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics continue to support the Company's investment exposure.  The Company expects the industry to benefit in the intermediate term from a focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance.  Progress in industry restructuring supports the Company's intention to hold its positions until maturity or recovery.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

As of June 30, 2003, the majority of the fixed maturity investments are investment grade, with 92.7% of fixed maturity securities classified as Category 1 and 2 by the SVO. Below investment grade bonds were 7.3% of fixed maturity investments and 5.9% of total invested assets as of June 30, 2003. The fair value of investments in SVO categories 3-6 increased by $31.6 million since December 31, 2002 as bond sales, particularly in Category 6, were offset by improvements in fair value of below investment grade holdings. The following table provides the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation at June 30, 2003 and December 31, 2002 (in 000's):

SVO

S&P Equivalent

June 30, 2003

December 31, 2002

Rating

Designation

Fair Value

% of Total

Fair Value

% of Total

1

AAA/AA/A

$ 2,635,615

55.9%

$ 2,348,410

55.5%

2

BBB

1,735,292

36.8%

1,571,728

37.1%

3

BB

184,946

3.9%

187,249

4.4%

4

B

88,763

1.9%

58,912

1.4%

5

CCC and Lower

42,107

0.9%

14,789

0.4%

6

In or near default

28,803

0.6%

52,093

1.2%

$ 4,715,526

100.0%

$ 4,233,181

100%

The following table shows the composition by credit quality of the securities with gross unrealized losses in the Company's fixed maturity securities portfolio at June 30, 2003 and December 31, 2002 (in 000's):

SVO Rating

S&P Equivalent Designation

Fair Value of Securities with Unrealized Losses

% of Total

Unrealized Losses

% of Total

June 30, 2003

1

AAA/AA/A

$ 275,919

50.9%

$ (8,443)

14.5%

2

BBB

57,306

10.6%

(1,341)

2.3%

3

BB

69,523

12.8%

(10,279)

17.6%

4

B

83,614

15.4%

(15,115)

25.9%

5

CCC and Lower

37,544

6.9%

(9,960)

17.0%

6

In or Near default

18,400

3.4%

(13,286)

22.7%

$ 542,306

100.0%

$ (58,424)

100.0%

December 31, 2002

1

AAA/AA/A

$ 111,470

21.9%

$ (5,135)

5.8%

2

BBB

185,813

36.4%

(17,299)

19.4%

3

BB

121,066

23.7%

(32,774)

36.7%

4

B

48,790

9.6%

(11,445)

12.8%

5

CCC and Lower

14,779

2.9%

(10,102)

11.3%

6

In or near default

27,915

5.5%

(12,461)

14.0%

$ 509,833

100.0%

$ (89,216)

100.0%

At June 30, 2003, $9.8 million or 16.8%, of the gross unrealized losses are on securities that are rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and are generally temporary. The Company's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset review process.  Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed.  An analysis is undertaken to determine whether this decline in market value is other- than-temporary. The Company's process focuses on issuer operating performance and overall industry and market conditions.  Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants. The Company's analysis also assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Chief Investment Officer and the Chief Financial Officer review the results of the impairment analysis on a quarterly basis.

Securities that have been triggered for the asset review process may be determined to be impaired or placed on a watchlist for monitoring.  Should it be determined that a security is impaired the Company may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value. The Company incurred write-downs of fixed maturities totaling $2.1 million for other-than-temporary impairment in the second quarter of 2003 and $8.7 million year-to-date, compared to $27.5 million in write-downs for the year ended December 31, 2002.  The write-downs taken in the second quarter of 2003 reflect impairments primarily relating to the airline sector. Realized losses on the voluntary disposal of fixed maturity securities totaled $1.3 million for the recent quarter and $2.6 year-to-date, reflecting sales principally in the communications industries. Realized losses on sale were $6.3 million for the year ended December 31, 2002.

The carrying value of fixed maturity securities with unrealized losses by maturity date at June 30, 2003 and December 31, 2002 were as follows (in 000's):

Fair Value of Securities with Unrealized Losses

Gross Unrealized Losses

Fair Value of Securities with Unrealized Losses

Gross Unrealized Losses

June 30, 2003

December 31, 2002

Due in one year or less

$ 881

$ (47)

$ 25,884

$ (698)

Due after one year through five years

100,121

(21,957)

117,413

(27,364)

Due after five years through ten years

127,261

(20,683)

193,101

(37,997)

Due after ten years

166,962

(13,734)

140,436

(21,573)

395,225

(56,421)

476,834

(87,632)

Asset-backed securities

147,081

(2,003)

32,999

(1,584)

Total

$ 542,306

$ (58,424)

$ 509,833

$ (89,216)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Liabilities

The following table summarizes significant liability balances at June 30, 2003 and December 31, 2002:

(in 000's)

June 30, 2003

December 31, 2002

General account liabilities

$ 6,119,914

$ 5,775,715

Separate account liabilities

13,940,370

13,383,358

Total Liabilities

$ 20,060,284

$ 19,159,073

General account liabilities increased 6.0% and separate account liabilities increased by 4.2% during the six months ended June 30, 2003.  Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds.

Capital Markets Risk Management

See Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk" above for a discussion of the Company's capital markets risk management.

Capital resources

Capital adequacy

The National Association of Insurance Commissioners (''NAIC'') adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital (''RBC'') formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to assets, insurance, interest rates, and business risks.  According to the RBC calculation, the Company met its capital requirements at June 30, 2003 and December 31, 2002.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Liquidity (continued)

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

Contractual Obligations and Commercial Commitments

The Company's cash contractual obligations are as follows (in 000's):

Total

Less Than 1 Year

1-3 Years

4-5 Years

After 5 Years

Surplus notes

$ 565,000

$ -

$ -

$ 157,500

$ 407,500

Partnership Capital Securities

600,010

-

-

-

600,010

Promissory note to affiliates

80,000

-

-

-

80,000

Operating leases

1,457

241

749

264

203

The Company has syndicated two lines of credit, each in the amount of $250 million.  There are 15 banks in the syndicate of lenders, which is led by JP Morgan Chase Bank, New York.  The banks have committed to lend funds upon request by the Company at prevailing rates determined in accordance with the line of credit agreements.  One line of credit terminates October 2003, and the other in October 2007.  As of June 30, 2003, no amounts have been borrowed.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $11.5 million and $12.1 million at June 30, 2003 and December 31, 2002, respectively.

PLAN FOR MERGER

On April 2, 2003, the Company and its affiliate, Keyport, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island.  On April 3, 2003, the Company and Keyport filed similar documents with the Delaware Department of Insurance.  Both filings seek regulatory approval for a contemplated merger of Keyport with and into the Company.  The Company and Keyport are both direct wholly-owned subsidiaries of SLC (U.S.) Holdings and indirect wholly-owned subsidiaries of SLF.  The boards of directors of both the Company and Keyport voted to approve the merger at their meetings on April 24, 2003.  Regulatory approval from the States of Rhode Island and Delaware was received on June 11, 2003 and July 21, 2003 respectively.  The management of both companies currently anticipate completing the merger as planned on December 31, 2003.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

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

Types of market risks

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's practice, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands.  The Company does hold real estate and equity options in its portfolios. (At June 30, 2003, investment real estate holdings represented approximately 2.2% of the Company's total general account investment portfolio.) The management of interest rate risk exposure is discussed below.

Interest rate risk management

The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments.  They are also supported by holdings of real estate and floating rate notes.  All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans.  Public bonds can include Treasury bonds, corporate bonds and money market instruments.  The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities.  These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's practice is to limit MBS holdings to less than 10% of total portfolio assets.  In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility.  The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater or residual tranches.  As a result of commercial mortgage securitization transactions involving assets formerly owned by the Company, the Company has retained subordinated interest certificates and interest-only certificates.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Interest rate risk management (continued)

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

The Company's Interest Rate Risk Committee meets monthly.  After reviewing duration analyses, market conditions and forecasts, the Committee develops specific asset management strategies for the interest-sensitive portfolios.  These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between liabilities and related assets of particular segments.  The Company manages these mismatches to a tolerance range of plus or minus 1.0.

Asset strategies may include the use of Treasury futures or interest rate swaps to adjust the duration profiles for particular portfolios.  All derivative transactions are conducted under written operating guidelines and are marked to market.  Total positions and exposures are reported to the Company's board of directors on a quarterly basis.  The counterparties to hedging transactions are highly rated financial institutions, with respect to which the risk of the Company incurring losses related to credit exposures is considered remote.

Fixed interest liabilities held in the Company's general account at June 30, 2003 had a fair value of $3,845.9 million.  Fixed income investments supporting those liabilities had a fair value of $4,016.4 million at that date.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on June 30, 2003.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $88.4 million and the corresponding assets would show a net increase of $94.7 million.

By comparison, fixed interest liabilities held in the Company's general account at December 31, 2002 had a fair value of $3,843.4 million.  Fixed income investments supporting those liabilities had a fair value of $3,879.2 million at that date.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2002.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $89.4 million and the corresponding assets would show a net increase of $93.8 million.

The Company produced these estimates using computer models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models' estimates of duration and market values may not reflect what actually would occur.  The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results. The Company believes that, all other factors being equal, this limitation will tend to cause the models to produce estimates that are generally worse than one might actually expect.

Based on its processes for analyzing and managing interest rate risk, the Company's management believes its exposure to interest rate changes will not materially affect its near-term financial position, results of operations, or cash flows.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Equity and foreign currency exchange risk

The Company's GIC products, previously marketed overseas, introduced exposure to equity and foreign currency exchange risk.  This is in addition to the traditional interest rate risk discussed previously.  All of this exposure has been hedged through interest rate, currency, and equity swaps.   The terms of each GIC such as interest rate, interest payment dates, maturity and redemption dates and currency denomination are identical to the terms of the swaps.  The GIC (liability) is swapped back to a US dollar fixed liability through the requisite derivative contracts.  All foreign currency is swapped back to fixed US dollars, all floating rate payments are swapped to fixed rate payments, and any equity returns that the Company is required to pay (receive) on the GIC are received from (paid to) the swap.  These interest rate, equity-linked and currency exchange swaps effectively hedge the Company's exposure to interest, equity and foreign currency risks.

During 2001, the Company purchased put options on the S&P 500 index as part of its overall risk management strategy.  At June 30, 2003, the fair value of the options was $166.0 million.  The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options at June 30, 2003 by $29.0 million.  A negative shift in the market of 10% would increase the market value by $36.0 million at June 30, 2003.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets, including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Item 4. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

(a) The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.

3

Certificate of Incorporation and by-laws (filed as Exhibit 6 to the Registration Statement on Form N-4 (Registration No. 333-37903), filed on October 14, 1997)

4.1

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract ( Incorporated by reference to Exhibit 4(a) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.2

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract ( Incorporated by reference to Exhibit 4(b) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.3

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on Form N-4, File No. 333-74844, filed on December 10, 2001)

4.4

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 5 to the Registration Statement of the Registrant on Form N-4, File No 33-41628, filed on April 28, 1998)

4.5

Form of Certificate  to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 9 to the Registration Statement of the Registrant on Form N-4, File No. 33-41628, filed on March 2, 1998)

4.6

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.7

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of the Registrant on Form N-4, File No. 333-37907, filed on October 14, 1997)

4.8

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-41438, filed on September 25, 2000)

4.9

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement of the Registrant on Form N-4, File No. 333-05227, filed on April 10, 1998)

4.10

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-30844, filed on June 9, 2000)

4.12

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of the Registrant on Form N-4, File No. 333-82957, filed September 29, 1999)

4.13

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-31248, filed on June 14, 2000)

4.14

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.15

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on Form N-4, File No. 333-74972, filed on December 12, 2001)

4.16

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 9 to the Registration Statement on Form N-4, File No. 33-29852, filed on April 16, 1998)

31.1

Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On April 7, 2003, the Company filed Form 8-K to announce the proposed merger between the Company and Keyport Life Insurance Company, with the Company as the surviving entity.  On April 2, 2003, the Company and its affiliate, Keyport, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island.  On April 3, 2003, the Company and Keyport filed similar documents with the Delaware Department of Insurance.  Both filings sought regulatory approval for a contemplated merger of Keyport with and into the Company.  The Company and Keyport are both direct wholly-owned subsidiaries of SLC (U.S.) Holdings and indirect wholly-owned subsidiaries of SLF.  The boards of directors of both the Company and Keyport voted to approve the merger at their meetings on April 24, 2003.  Regulatory approval from the States of Rhode Island and Delaware was received on June 11, 2003 and July 21, 2003 respectively.  The management of both companies currently anticipate completing the merger as planned on December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.)

August 14, 2003

/s/ Robert C. Salipante

Robert C. Salipante

President

August 14, 2003

/s/ Gary Corsi

Gary Corsi, Vice President and Chief Financial Officer