Form 10-Q
period 2003-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2003-11-14
CIK 745544

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended September 30, 2003	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853 and 333-11699

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of Principal Executive Offices)		(Zip Code)

(781) 237-6030

(Registrant's telephone number, including area code)

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

Registrant has 6,437 shares of common stock outstanding on November 14, 2003, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS
Page
PART I -	Financial Information

Item 1:	Financial Statements:

	Condensed Consolidated Statements of Income for the nine months ended September 30, 2003 and 2002 (Unaudited)	3

	Condensed Consolidated Statements of Income for the three months ended September 30, 2003 and 2002 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002 (Audited)	5

	Condensed Consolidated Statements of Comprehensive Income for the nine and three months ended September 30, 2003 and 2002 (Unaudited)	6

	Condensed Consolidated Statements of Stockholder's Equity for the nine months ended September 30, 2002 and 2003 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (Unaudited)	8-9

	Notes to Unaudited Condensed Consolidated Financial Statements	10-16

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-36

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37-39

Item 4:	Controls and Procedures	39

PART II -	Other Information

Item 1:	Legal Proceedings	40

Item 2:	Changes in Securities and Use of Proceeds	40

Item 3:	Defaults Upon Senior Securities	40

Item 4:	Submission of Matters to a Vote of Security Holders	40

Item 5:	Other Information	40

Item 6:	Exhibits and Reports on Form 8-K	40-42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the nine months ended September 30,

	Unaudited
	2003	2002

Revenues

Premiums and annuity considerations	$ 26,727	$ 32,767
Net investment income	313,724	256,259
Net realized investment gains	22,093	13,262
Derivative (loss) gain	(60,901)	36,930
Fee and other income	196,732	249,172

Total revenues	498,375	588,390

Benefits and Expenses

Policyowner benefits	232,864	182,544
Other operating expenses	83,827	122,161
Amortization of deferred policy acquisition costs	64,490	197,848

Total benefits and expenses	381,181	502,553

Income from operations	117,194	85,837

Interest expense	74,269	71,671

Income before income tax expense (benefit)	42,925	14,166

Income tax expense (benefit)	6,226	(14,499)

Net income	$ 36,699	$ 28,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the three months ended September 30,

	Unaudited
	2003	2002

Revenues

Premiums and annuity considerations	$ 10,742	$ 10,440
Net investment income	82,080	93,733
Net realized investment gains	36,819	209
Derivative (loss) gain	(34,254)	43,755
Fee and other income	66,141	83,088

Total revenues	161,528	231,225

Benefits and Expenses

Policyowner benefits	66,282	43,171
Other operating expenses	25,685	41,598
Amortization of deferred policy acquisition costs	21,149	96,310

Total benefits and expenses	113,116	181,079

Income from operations	48,412	50,146

Interest expense	24,773	24,458

Income before income tax expense	23,639	25,688

Income tax expense	6,626	52

Net income	$ 17,013	$ 25,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)
	Unaudited
ASSETS	September 30, 2003	December 31, 2002
Investments
Fixed maturities available-for-sale at fair value (amortized cost
of $2,634,067 and $2,104,081 in 2003 and 2002, respectively)	$2,770,906	$2,211,836
Trading fixed maturities at fair value (amortized cost of
$1,381,814 and $1,354,969 in 2003 and 2002, respectively)	1,474,552	1,404,825
Subordinated note from affiliate held-to-maturity (fair value of $706,503 and $616,520 in 2003 and 2002, respectively)	600,000	600,000
Equity investment in affiliate	97,828	95,803
Short-term investments	-	171,627
Mortgage loans	571,956	778,962
Real estate	69,696	79,783
Policy loans	35,327	39,317
Other invested assets	224,978	185,440
Total investments	5,845,243	5,567,593

Cash and cash equivalents	362,165	277,104
Accrued investment income	82,445	66,771
Deferred policy acquisition costs	568,199	585,815
Other assets	217,319	124,932
Separate account assets	14,073,734	13,383,358
Total assets	$21,149,105	$20,005,573

LIABILITIES
Contractholder deposit funds and other policy liabilities	3,737,634	3,517,720
Future contract and policy benefits	670,252	677,163
Unearned revenue	10,399	8,628
Accrued expenses and taxes	87,320	117,519
Deferred federal income taxes	131,126	104,736
Long-term debt payable to affiliates	645,000	645,000
Partnership capital securities	620,615	607,826
Other liabilities	273,455	97,123
Separate account liabilities	14,073,734	13,383,358
Total liabilities	$20,249,535	$19,159,073

Commitments and contingencies - Note 4

STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	6,437	6,437
Additional paid-in capital	388,672	388,672
Accumulated other comprehensive income	63,755	47,384
Retained earnings	440,706	404,007
Total stockholder's equity	$899,570	$846,500

Total liabilities and stockholder's equity	$21,149,105	$20,005,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the nine months ended September 30,

	Unaudited
	2003	2002

Net income	$ 36,699	$ 28,665
Other comprehensive income:
Change in net unrealized investment gains on available- for-sale securities, net of tax and policyholder amounts	31,566	11,434
Reclassification adjustments of realized investment gains into net investment income, net of tax	(16,962)	(7,391)
Change in net unrealized gains (losses) on equity investment	1,767	-
	16,371	4,043

Comprehensive income	$ 53,070	$ 32,708

For the three months ended September 30,

	Unaudited
	2003	2002

Net income	$ 17,013	$ 25,636
Other comprehensive income:
Change in net unrealized investment (losses) gains on available- for-sale securities, net of tax and policyholder amounts	(14,528)	5,566
Reclassification adjustments of realized investment gains into net investment income, net of tax	(6,180)	(2,805)
Change in net unrealized gains (losses) on equity investment	(4,598)	-
	(25,306)	2,761

Comprehensive income	$ (8,293)	$ 28,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the nine months ended September 30, 2003 and 2002

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2001	$6,437	$265,411	$37,619	$423,165	$732,632

Comprehensive income:
Net income				28,665	28,665
Other comprehensive income			4,043		4,043
Additional capital contribution		100,000			100,000

Balance at September 30, 2002	$6,437	$365,411	$41,662	$451,830	$865,340

Balance at December 31, 2002	$6,437	$388,672	$47,384	$404,007	$846,500

Comprehensive income:
Net income				36,699	36,699
Other comprehensive income			16,371		16,371

Balance at September 30, 2003	$6,437	$388,672	$63,755	$440,706	$899,570

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the nine months ended September 30,

	Unaudited
	2003	2002

Cash Flows From Operating Activities:
Net income	$ 36,699	$ 28,665
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	9,224	8,639
Non cash derivative activity	(50,213)	(17,889)
Net realized gains on investments	(12,929)	(133,338)
Net unrealized (gains) losses on trading securities	(61,789)	4,967
Equity income in affiliate	(258)	-
Interest credited to contractholder deposits	109,051	62,121
Deferred federal income taxes	(8,358)	77,171
Changes in assets and liabilities:
Deferred acquisition costs	(6,939)	117,705
Accrued investment income	(15,674)	(21,178)
Other assets	(86,164)	(68,401)
Future contract and policy benefits	(7,052)	(10,643)
Other, net	187,374	140,581
Net sales (purchases) of trading fixed maturities	(8,733)	(356,715)

Net cash provided by (used in) operating activities	84,239	(168,315)

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	1,483,602	948,038
Mortgage loans	269,662	199,767
Real estate	14,275	4,056
Other invested assets	7,737	6,630
Purchases of:
Available-for-sale fixed maturities	(2,017,097)	(957,201)
Mortgage loans	(39,668)	(70,403)
Real estate	(1,013)	(3,100)
Other invested assets	(129)	-
Changes in other investing activities, net	(235)	(9,924)
Net change in policy loans	3,990	2,499
Net change in short term investments	171,627	(34,899)

Net cash (used in) provided by investing activities	$ (107,249)	$ 85,463

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the nine months ended September 30,

	Unaudited
	2003	2002

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 471,691	$ 1,049,174
Withdrawals from contractholder deposit funds	(363,620)	(743,622)
Issuance of long-term debt and borrowed funds	-	80,000
Capital contribution	-	100,000

Net cash provided by financing activities	108,071	485,552

Net change in cash and cash equivalents	85,061	402,700

Cash and cash equivalents, beginning of period	277,104	180,141

Cash and cash equivalents, end of period	$ 362,165	$ 582,841

Supplemental Cash Flow Information:
Interest paid	$ 47,560	$ 47,211
Income taxes paid	$ 9,597	$ 19,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. ("SLC (U.S.) Holdings"), which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company domiciled in Canada which reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Inc. ("SLF") (formerly known as Sun Life Financial Services of Canada Inc.), a reporting company under the Securities Exchange Act of 1934, is now the ultimate parent of SLOC and the Company.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated financial statements include the accounts of the Company and its subsidiaries. As of September 30, 2003, the Company owned all of the outstanding shares of Sun Life Financial Services Limited ("SLFSL"), Sun Benefit Services Company, Inc. ("SBSC"), Sun Capital Advisers, Inc. ("SCA"), Sun Life of Canada (U.S.) SPE 97-1, Inc. ("SPE 97-1"), Sun Life of Canada (U.S.) Holdings General Partner, Inc. ("the General Partner"), Vision Financial Corporation ("Vision") and Clarendon Insurance Agency, Inc. ("Clarendon"). The results are also consolidated with Sun Life of Canada Funding, LLC ("SLOC Funding"), which is owned by a trust sponsored by the Company. The General Partner is the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I ("the Partnership") and as a result, the Partnership is consolidated with the results of the Company.

SLFSL served as the marketing administrator for the distribution of the offshore products of SLOC, an affiliate. On April 1, 2003, SLFSL ceased operations and the Company is currently in the process of liquidating SLFSL. This process should be completed during the fourth quarter of 2003.

The Company expects to execute an agreement to sell Vision during the fourth quarter of 2003.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 31, 2002, SLNY, formerly a wholly-owned subsidiary of the Company, was merged with another affiliated company, Keyport Benefit Life Insurance Company ("KBL"). As a result of this merger, Keyport Life Insurance Company ("Keyport"), the former parent company of KBL and an affiliate of the Company, owns 67% of the combined entity and the Company retained a 33% interest in the combined entity. As a result of this transaction, the Company's investment in SLNY is accounted for utilizing the equity method of accounting. For the period ended September 30, 2002, the Company's results included total revenues of $26.8 million, total expenses of $28.0 million and net loss of $1.2 million related to SLNY. For the period ended September 30, 2003, the Company's results included equity income of $0.3 million related to SLNY.

All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates are those used in determining deferred policy acquisition costs, investment valuations and the liabilities for future policyholder benefits.

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2003 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective July 1, 2003 for the Company. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

On March 14, 2003, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements other than those specifically described in FASB Statement No. 97". This proposed SOP provides guidance on accounting by insurance companies for deferred acquisition cost ("DAC") on internal replacements other than those specifically described in FASB Statement No. 97. This proposed SOP is effective for fiscal years beginning after December 15, 2004. The Company is in the process of evaluating the provision of this proposed SOP and its impact to the Company's financial position and results of operations.

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

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") to improve financial reporting by enterprises involved with variable interest entities. FIN No. 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Company will adopt FIN No. 46 as required during the fourth quarter of 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's financial position or results of operations.

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $18.1 million and $54.8 million for the three and nine-month periods ended September 30, 2003, respectively, and $13.8 million and $40.8 million for the three and nine-month periods ended September 30, 2002, respectively.

Effective January 2002, the Company became the employer of record for most United States affiliates of SLF. As a result, the Company assumed most of the operating expenses of Keyport, including salaries and benefits, as well as the salaries and benefits previously incurred by SLOC in the United States. In accordance with administrative services agreements, the Company provides, as requested, certain services to Keyport and SLOC. Reimbursements under these agreements, which are recorded as a reduction of other operating expenses, were approximately $43.7 million and $131.4 million for the three and nine-month periods ended September 30, 2003, respectively, and $46.8 million and $137.9 million for the three and nine-month periods ended September 30, 2002, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

The Company leases office space to SLOC under lease agreements with terms expiring in December 2004 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the lease for the three and nine-month periods ended September 30 amounted to approximately $3.0 million and $8.9 million, respectively, in 2003 and $2.9 million and $8.7 million, respectively, in 2002.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which Massachusetts Financial Services Company ("MFS") serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.4 million and $15.8 million for the three and nine-month periods ended September 30, 2003, respectively, and $5.5 million and $18.7 million for the three and nine-month periods ended September 30 2002, respectively.

On May 27, 2003, the Company purchased a $20 million, five year, 2.988% promissory note from MFS. The promissory note is included with fixed maturities available for sale in the financial statements. In connection with this note, the Company also entered into a separate agreement with SLOC, under which SLOC agreed to provide additional payments to the Company, so that the total of interest paid on the note plus the payment from SLOC would be consistent with the yield the Company would seek in loans to non-affiliates. Interest earned for the three and nine-month periods ended September 30, 2003 was $0.2 million.

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

The Wealth Management Segment markets and administers individual and group variable annuity products, individual and group fixed annuity products and other retirement benefit products. From the third quarter of 2000 through the third quarter of 2002, the Company also marketed GICs to unrelated third parties in overseas markets. The GICs may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies. The Company uses derivative instruments to manage the risks inherent in the contract options.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments (in 000's):

	Nine months ended September 30, 2003

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 405,774	$ 36,916	$ -	$ 55,685	$ 498,375
Total Expenditures	343,700	39,624	-	72,126	455,450
Pretax Income (Loss)	62,074	(2,708)	-	(16,441)	42,925
Net Income (Loss)	$ 37,687	$ (2,196)	$ -	$ 1,208	$ 36,699

Total Assets	$ 16,993,560	$ 2,914,074	$ -	$ 1,241,471	$21,149,105

	Nine months ended September 30, 2002

Total Revenues	$ 442,494	$ 40,590	$ 14,630	$ 90,676	$ 588,390
Total Expenditures	462,616	33,963	11,230	66,415	574,224
Pretax Income (Loss)	(20,122)	6,627	3,400	24,261	14,166
Net Income (Loss)	$ (14,067)	$ 4,185	$ 2,496	$ 36,051	$ 28,665

Total Assets December 31, 2002	$ 16,659,420	$ 2,704,635	$ -	$ 641,518	$20,005,573

	Three months ended September 30, 2003

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 126,122	$ 13,453	$ -	$ 21,953	$ 161,528
Total Expenditures	98,528	15,410	-	23,951	137,889
Pretax Income (Loss)	27,594	(1,957)	-	(1,998)	23,639
Net Income (Loss)	$ 17,822	$ (1,497)	$ -	$ 688	$ 17,013

Total Assets	$ 16,993,560	$ 2,914,074	$ -	$1,241,471	$21,149,105

	Three months ended September 30, 2002

Total Revenues	$ 196,575	$ 15,148	$ 3,619	$ 15,883	$ 231,225
Total Expenditures	170,628	9,887	4,006	21,016	205,537
Pretax Income (Loss)	25,947	5,261	(387)	(5,133)	25,688
Net Income (Loss)	$ 15,275	$ 3,446	$ (160)	$ 7,075	$ 25,636

Total Assets December 31, 2002	$ 16,659,420	$ 2,704,635	$ -	$ 641,518	$20,005,573

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

LINES OF CREDIT

The Company had syndicated two lines of credit each in the amount of $250 million. As of September 30, 2003, no amounts had been borrowed. On October 10, 2003, the Company terminated both lines of credit.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. MORTGAGE SECURITIZATION

On September 25, 2003, the Company sold commercial mortgage loans in a securitization transaction. The Company sold mortgages to a qualified special purpose entity ("Qualified SPE") which was established for the purpose of purchasing the assets and issuing trust certificates. The Company retained certain investment tranches. The investors in the securitization trust have no recourse to the Company's other assets in the event that the trust certificates are not paid when due. The value of the Company's retained interest is subject to credit and interest rate risks associated with the transferred financial assets. The Company recognized a pre-tax gain of $22.6 million on this securitization transaction.

Key economic assumptions used in measuring the retained interest resulting from the securitization were as follows:

	Class D	Class E

Prepayment speed	0	0
Weighted average life in years	14.63	14.84
Expected credit losses	0	0
Residual cash flows discount rate	5.767	5.924
Treasury rate interpolated for average life	4.39	4.40
Spread over treasuries	1.35%	1.50%

6. PLAN FOR MERGER

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity:

Deferred Acquisition Costs

Acquisition costs related to the issuance of fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to the ratio of annual gross profits to the estimated total gross profits over the lives of the contracts. Estimated gross profits are reviewed quarterly and adjusted retrospectively when the Company revises its estimates. Estimated gross profits include assumptions related to mortality, lapse, expense, and asset growth rates. Although realization of deferred policy acquisition costs ("DAC") is not assured, the Company believes that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced if the estimates of gross profits or total revenues discussed above are reduced.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in an increase (decrease) in DAC amortization of $(7.9) million and $54.0 million for the three-month periods ended September 30, 2003 and 2002 respectively, and $(19.1) million and $85.1 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Investments - Derivatives (continued)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Other than Temporary Declines (continued)

During the three months ended September 30, 2003, the Company did not incur any losses for other-than-temporary impairments. Year to date, the Company realized losses totaling $8.7 million for other-than-temporary impairments. During the three and nine months ended September 30, 2002, the Company realized losses totaling $6.5 million and $12.3 million, respectively, for other-than-temporary impairment. The Company discontinued the accrual of income on several of its holdings for issuers that are in default. Investment income would have increased by $0.3 million and $3.3 million for the three and nine-month periods ended September 30, 2003, respectively, if these holdings were performing.

Income Taxes

Federal income tax expense (benefit) was $6.2 million and $(14.5) million for the nine months ended September 30, 2003 and 2002, respectively, and $6.6 million and $0.1 million for the three months ended September 30, 2003 and 2002, respectively. The tax benefit in 2002 resulted primarily from the release of a prior year tax reserve. The increase in the current year is due to the change in income and the absence of the release of the tax reserve.

RESULTS OF OPERATIONS

Nine months ended September 30, 2003 compared to 2002:

Net Income

The Company's net income was $36.7 million and $28.7 million for the nine months ended September 30, 2003 and 2002, respectively. Income before income taxes was $42.9 million and $14.2 million for the nine months ended September 30, 2003 and 2002, respectively. The $28.7 million pretax increase was due to the improvement in the Wealth Management Segment (increase of $82.2 million) offset by lower earnings in the Corporate and Individual Segments (decrease of $40.8 million and $9.3 million, respectively) and the elimination of the Group Segment ($3.4 million). The results of operations are discussed more fully below in the "Results of Operations by Segment."

Results of Operations by Segment

The Company's net income (loss) from operations reflects the operations of its three business segments: Wealth Management, Individual Protection, and Corporate. Prior years segmented results have been restated to include the results of the Company's investment advisor subsidiary, Sun Capital Advisers, Inc. ("SCA"), in the Wealth Management Segment instead of the Corporate Segment.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

The Company sells its annuity products via two affiliated wholesale distribution organizations, MFS/Sun Life Financial Distributors, Inc. ("MFSLF") (Regatta, Regatta Masters and Futurity products) and Independent Financial Marketing Group, Inc. ("IFMG") (Regatta Masters and Futurity products). The annuity products are then distributed through a variety of unaffiliated retail organizations, including securities brokers, financial institutions, insurance agents, and financial advisers.

In 1997, the Company discontinued the sale of group pension and GIC products in the U.S. Although these pension products are not currently sold in the U.S., there continues to be a small block of U.S. group retirement business in-force, including GICs, pension plans and group annuities. A significant portion of these pension contracts are non-surrenderable, resulting in limited liquidity exposure to the Company. GICs were marketed directly in the U.S. through independent managers. The Company also marketed GICs to unrelated third parties in overseas markets from the third quarter of 2000 until the third quarter of 2002.

The following is a summary of operations for the Wealth Management Segment for the nine months ended

September 30 (in 000's):
	2003	2002
Total Revenues
$                     405,774

$          442,494

Total Expenditures	343,700	462,616
Pretax Income (Loss)	62,074	(20,122)

Net Income (Loss)	$ 37,687	$ (14,067)

Wealth Management net income (loss) was $37.7 million and $(14.1) million for the nine months ended September 30, 2003 and 2002, respectively. Pretax income (loss) was $62.1 million and $(20.1) million for the nine months ended September 30, 2003 and 2002, respectively. The $82.2 million pretax increase is primarily due to a decrease in DAC amortization ($133.4 million) offset by a decrease in fee income ($45.6 million).

Total Revenues were $405.8 million and $442.5 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease of $36.7 million is primarily due to the following:
o

Fee income was $161.0 million and $206.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease of $45.6 million is primarily the result of $21.6 million lower mortality and expense fees and a $17.7 million reduction in distribution fees as a result of the December 2002 sale of Sun Life of Canada (U.S.) Distributors, Inc. ("SLD"), now known as MFSLF. Mortality and expense fees are based on the average net assets of variable annuity accounts. Average variable annuity account assets were $11.2 billion and $13.0 billion for the nine months ended September 30, 2003 and 2002, respectively.

o

Net investment income was $254.1 million and $210.2 million for the nine months ended September 30, 2003 and 2002, respectively. The $43.9 million increase is primarily attributed to an increase in the market value of bonds in the trading portfolio, offset by a decrease in investment income on capital. Changes in the market value of the trading portfolio increased investment income by approximately $84.6 million in 2003, as compared to the same period in 2002. The trading portfolio is carried at fair value and the increase in market value included in earnings is primarily related to improvements in credit markets in 2003 and changes in the corporate bond interest rate environment. This increase to income was offset by a $33.4 million decrease in earnings on capital. Earnings on capital decreased as a result of a reduction in the allocated rate (4% in 2003 and 8% in 2002) and a reduction in the capital base.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)
o

Realized gains and losses on investments were $25.7 million and $7.1 million for the nine months ended September 30, 2003 and 2002, respectively. The $18.6 million increase for the nine months ended September 30, 2003 compared to 2002 is primarily due to an $18.6 million increase in mortgage gains resulting from the sale of mortgages as part of a mortgage securitization transaction that the Company entered into during the third quarter of 2003.

o

Derivative income (losses) were $(61.8) million and $(1.0) million for the nine months ended September 30, 2003 and 2002, respectively. The $60.8 million decrease is primarily due to a $185.1 million decrease in income as a result of changes in the fair value of put options associated with the S&P 500 index, offset by a $131.2 million increase in income as a result of changes in the fair values of interest rate swaps. The put options were purchased during 2001 to hedge the impact of the equity market decline and its effect on minimum guaranteed payments, and were held in the Corporate Segment until July 2002. Effective July 1, 2002, the put options were reallocated to the Wealth Management Segment to better reflect the economics of the put purchase and the results of the Wealth Management Segment. As a result of improved market conditions, the value of these options has declined in 2003. The majority of the Company's interest rate swaps are pay fixed and receive floating, as a result of decreasing swap rates in 2002 the swaps values are higher in 2003 than in 2002.

Total benefits and expenditures were $343.7 million and $462.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease of $118.9 million is primarily due to the following:
o

Amortization of DAC decreased by $133.4 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. This decrease is the result of favorable market performance during 2003 which has led to favorable changes in the estimated future gross profit assumptions used to calculate DAC. During 2002, unfavorable market performance resulted in increased DAC amortization from lower estimated future gross profits.

o

Policyholder benefits increased by approximately $55.0 million for the nine months ended September 30, 2003, as compared to 2002. Interest credited to policyholders increased by approximately $49.6 million over 2002, relating primarily to an increase in the expense on the liabilities in the program that offers GICs in overseas markets; this program introduced exposure to equity and foreign exchange risk in addition to traditional interest rate risk. The increase in the expense over prior year is the result of an increase in the return on the stocks or indices that are utilized to calculate these liabilities. Additionally, benefits paid over policyholder account balances on guaranteed minimum death benefit contracts increased by $6.3 million over 2002.

o

Underwriting, acquisition, and other operating expenses decreased by approximately $34.6 million. This is primarily due to SLD and SLNY expenses of $31.5 million that were included in the results for the nine months ended September 30, 2002. In 2003, as a result of the sale of SLD and the SLNY/KBL merger in December of 2002, these expenses are no longer included in the consolidated expenses of the Company.

Individual Protection Segment

The Company currently markets variable life insurance products. These products include variable universal life ("VUL") products marketed to the corporate-owned life insurance ("COLI") and bank-owned life insurance ("BOLI") markets, which were first introduced in late 1997 and 1999, respectively. VUL products are insurance products that allow for flexible premiums and the policyholder directs how the cash value is invested, and thus bears the investment risk. The Company also has a closed block of universal life ("Universal Life") and variable life ("Variable Life") products.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Individual Protection Segment (continued)

The following provides a summary of the operations for the Individual Protection Segment for the nine months ended September 30 (in 000's):
	2003	2002
Total Revenues
$                      36,916

$                 40,590

Total Expenditures	39,624	33,963
Pretax (Loss) Income	(2,708)	6,627

Net (Loss) Income	$ (2,196)	$ 4,185

Earnings for the Individual Protection Segment decreased by $6.4 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Pretax net income decreased by $9.3 million. Total revenues decreased by $3.7 million as compared to 2002. This was primarily attributed to a decrease in fee income of $2.5 million mainly in the BOLI line of business due to lower third quarter sales in the current year. Total expenditures increased by $5.7 million, as compared to 2002. The increase in expenditures was primarily attributed to an increase in death benefits of $3.8 million resulting from unfavorable mortality in the Variable Life, Universal Life and COLI products, combined with an increase in operating expenses of $3.2 million driven by higher asset management fees attributed to growing account value within the BOLI product.

Group Protection Segment

Prior to 2003, the Company had a third operating segment, the Group Protection Segment, which marketed and administered group life, disability and stop-loss insurance to employers in the State of New York, through the Company's formerly wholly-owned subsidiary, SLNY. As a result of the SLNY/KBL merger in December 2002, the results of the Group Protection Segment are no longer consolidated with the Company's results. For the period ended September 30, 2003, the Company's results include equity income of $0.3 million related to SLNY, which is included as a part of the Corporate Segment.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the nine months ended

September 30 in (000's):
	2003	2002
Total Revenues
$                      55,685

$                  90,676

Total Expenditures	72,126	66,415
Pretax (Loss) Income	(16,441)	24,261

Net Income	$ 1,208	$ 36,051

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Corporate Segment (continued):

The Corporate Segment had net income of $1.2 million and $36.1 million for the nine months ended September 30, 2003 and 2002, respectively. On a pre-tax basis the results changed by $40.7 million in 2003, as compared to 2002. The decrease in income is primarily attributable to a decrease in derivative income of $35.9 million and an increase in realized losses of $9.4 million on investments partially offset by an increase in investment income of $14.4 million. The nine months ended September 30, 2002 included a $31.0 million favorable change on the fair value of put options associated with the S&P 500 Index. These put options were purchased during 2001 to hedge the impact of the equity market decline and its effect on minimum guaranteed payments. These puts were held in the Corporate Segment until July 2002. Effective July 1, 2002, the puts were reallocated to the Wealth Management Segment to better reflect the economics of the put purchase and the results of the Wealth Management Segment. Total expenditures increased by $5.7 million.

Three months ended September 30, 2003 compared to 2002:

Net Income

The Company's net income was $17.0 million and $25.6 million for the three months ended September 30, 2003 and 2002, respectively. Income before income taxes was $23.6 million and $25.7 million for the three months ended September 30, 2003 and 2002, respectively. The $2.1 million pretax decrease was due to unfavorable changes in the Individual Segment (decrease of $7.2 million) which were offset by improvements in the Wealth Management Segment (increase of $1.7 million) and Corporate Segment (increase of $3.1). The results of operations for each segment are discussed more fully below.

Wealth Management Segment

The following is a summary of operations for the Wealth Management Segment for the three months ended

September 30 (in 000's):
	2003	2002
Total Revenues
$                     126,122

$               196,575

Total Expenditures	98,528	170,628
Pretax (Loss) Income	27,594	25,947

Net (Loss) Income	$ 17,822	$ 15,275

The Wealth Management Segment's net income was $17.8 million and $15.3 million for the three months ended September 30, 2003 and 2002, respectively. Pretax income was $27.6 million and $25.9 million for the three months ended September 30, 2003 and 2002, respectively.

Total Revenues were $126.1 million and $196.6 million for the three months ended September 30, 2003 and 2002, respectively. The decrease of $70.5 million is primarily due to the following:
o

Fee income was $54.5 million and $66.1 million for the three months ended September 30, 2003 and 2002, respectively. The decrease of $11.6 million is primarily the result of a $5.0 million reduction in distribution fees as a result of the December 2002 sale of SLD, now known as MFSLF, and a $3.0 million decrease in surrender charges.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)
o

Net investment income was $49.9 million and $80.8 million for the three months ended September 30, 2003 and 2002, respectively. The decrease of $30.9 is primarily due to a decrease in investment income earned on capital and a decrease in the change in the market value of bonds in the trading portfolio. Changes in the market value of the bonds in the trading portfolio decreased investment income by $13.2 million for the three months ended September 30, 2003, as compared to the same period in 2002. The trading portfolio is carried at fair value and the decreases in the market value over 2002 are primarily related to changes in the corporate interest rate environment. Income earned on capital was $14.0 million lower than the prior year as a result of the reduction in allocated rate (4% in 2003 and 8% in 2002) and a reduction in the capital balance employed.

o

Realized gains (losses) were $28.2 million and $(0.4) million for the three months ended September 30, 2003 and 2002. The $28.6 million increase in 2003 is due to a $22.3 million increase in mortgage gains resulting from the sale of mortgages that were part of a mortgage securitization transaction that the Company was involved in during the third quarter of 2003. Also, realized losses on bonds that were determined to be other-than-temporarily impaired were $7.1 million less for the three months ended September 30, 2003, as compared to the same period in 2002.

o

Derivative income (losses) were $(17.3) million and $42.8 million for the three months ended September 30, 2003 and 2002, respectively. The $60.1 million decrease in derivative income is due to a $145.0 million decrease in income on the S&P 500 Index put options offset by an $88.8 million increase related to the changes in the market values of the swaps. The Company uses swaps for economic hedging purposes. The put options were purchased during 2001 to hedge the impact of the equity market decline and its effect on guaranteed minimum payments. As a result of improved market conditions for the three months ended September 30, 2003, as compared to the same period in 2002, the value of these options has declined. During the third quarter of 2002, swap rates decreased which resulted in losses to the value of the Company's swaps since the majority of the swaps are pay fixed and receive floating. During the third quarter of 2003, swap rates increased resulting in an increase to swap values.

Total benefits and expenditures were $98.5 million and $170.6 million for the three months ended September 30, 2003 and 2002. The decrease of $72.1 million is primarily due to the following:
o

Amortization of DAC decreased by $79.1 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. This decrease is the result of favorable market performance during 2003, which has lead to favorable changes in the estimated future gross profit assumptions used to calculate DAC. During the third quarter of 2002, unfavorable market performance resulted in increased DAC amortization from lower estimated future gross profits.

o

Policyholder benefits increased by approximately $23.7 million for the three months ended September 30, 2003, as compared to 2002. Interest credited to policyholders increased by approximately $29.8 million over 2002, relating primarily to an increase in expense on the liabilities in the program that offers GICS in overseas markets. This program introduced exposure to equity and foreign exchange risk in addition to traditional interest rate risk. The increase in the expense over prior year is the result of an increase in the return on the stocks or indices that are utilized to calculate these liabilities. Additionally, benefits paid over policyholder account balances on guaranteed minimum death benefit contracts decreased by $3.8 million over 2002.

o

Underwriting, acquisition and other operating expenses decreased by approximately $12.7 million for the three months ended September 30, 2003, as compared to 2002. This decrease is primarily attributed to $10.8 million of SLD and SLNY expenses that were included in results for the three months ended September 30, 2002. In 2003, as a result of the sale of SLD and the SLNY/KBL merger in December 2002, such expenses are no longer included in the consolidated expenses of the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Individual Protection Segment

The following provides a summary of the operations for the Individual Protection Segment for the three months ended September 30 (in 000's):
	2003	2002
Total Revenues
$                     13,453

$                 15,148

Total Expenditures	15,410	9,887
Pretax (Loss) Income	(1,957)	5,261

Net (Loss) Income	$ (1,497)	$ 3,446

Earnings for the Individual Protection Segment decreased by $4.9 million for three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Pretax net income decreased by $7.2 million. Total revenues decreased by $1.7 million as compared to 2002. This was primarily due to a decrease in fee income of $1.3 million which was attributable to the BOLI line of business due to lower sales in the current quarter. Total expenditures increased by $5.5 million as compared to 2002. This was primarily attributed to an increase in death benefits of $2.7 million due to unfavorable mortality in the Variable Life, Universal Life and COLI products, an increase in interest credited to policyholders of $0.9 million mainly within the COLI line of business due to the introduction of a fixed investment fund in the current year, and an increase in operating expenses of $1.0 million attributable to higher asset management fees in the BOLI product.

Group Protection Segment

Prior to 2003, the Company had a third operating segment, the Group Protection Segment, which marketed and administered group life, disability and stop-loss insurance to employers in the State of New York through the Company's formerly wholly-owned subsidiary, SLNY. As a result of the SLNY/KBL merger in December of 2002, the results of the Group Protection Segment are no longer consolidated with the Company's results. For the three months ended September 30, 2003, the Company's results included an equity loss of $3.0 million related to SLNY which is included as a part of the Corporate Segment.

Corporate Segment

The following provides a summary of operations for the Corporate Segment for the three months ended

September 30 in (000's):
	2003	2002
Total Revenues
$                     21,953

$               15,883

Total Expenditures	23,951	21,016
Pretax Income (Loss)	(1,998)	(5,133)

Net Income	$ 688	$ 7,075

The Corporate Segment had net income of $0.7 million and $7.1 million for the three months ended September 30, 2003 and 2002, respectively. On a pre-tax basis, the results changed by $3.1 million in 2003, as compared to 2002. The increase in income is primarily attributable to an increase in investment income of $5.3 million and realized gains of $7.9 million. These gains in revenue were partially offset by a decrease in other income of $4.1 million and a decrease in the equity income in SLNY of $3.0 million. Total expenditures increased by $2.9 million.

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

The following table summarizes the asset balances at:
(in 000's)
	September 30, 2003	December 31, 2002

General account assets	$ 7,075,371	$ 6,622,215
Separate account assets	14,073,734	13,383,358

Total assets	$ 21,149,105	$ 20,005,573

General account assets increased by 6.8% and separate account assets increased 5.2% during the nine months ended September 30, 2003, as compared to December 31, 2002.

Invested Assets

The Company held $5.8 billion and $5.6 billion in invested assets at September 30, 2003 and December 31, 2002, respectively. The Company pursues a high-quality, well-diversified portfolio strategy that is appropriate for its general fund obligations. The investment function is a critical component of the Company's business given the role invested assets play in supporting product lines and the direct impact of investment results on profitability.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The Company manages its exposure to credit risk through internal analyses of a given investment. The Company's fixed income credit analysts apply a wide range of qualitative input and quantitative tools in assessing an issuer's credit risk. The credit analysts apply industry and financial knowledge to assess an issuer's ability to succeed within a broader economic framework. Analysts work with legal staff and portfolio management to assess transaction structure and risks to promote appropriate covenant protection as well as investment diversification and asset allocation. The Company relies on its credit analyst's ability to analyze a wide range of public and private bond issues and structures and to acquire the investments needed to profitably fund the Company's liability requirements.

The Company regularly reviews its bond portfolios relative to any change in specific issuer performance, external and internal ratings, industry conditions, financial ratios, and changes in investment value. Such analysis is undertaken to determine that the integrity of the Company's investments remains sound and to review for other-than-temporary impairments.

Within the pricing of the Company's products are provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the estimate. However, actual losses may prove to be above or below the expected loss rate. The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle. The Company's credit function and capital base generally permit it to pursue a buy and hold strategy which balances the Company's assets and liabilities with the intent of withstanding near-term swings in the broader economy.

The composition of the investments in the Company's general account portfolio is as follows (in 000's):
	September 30, 2003		December 31, 2002
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity securities	$ 4,845,458	82.8%	$ 4,216,661	75.8%
Mortgage loans	571,956	9.8%	778,962	14.0%
Policy loans	35,327	0.6%	39,317	0.7%
Equity investment in Affiliate	97,828	1.7%	95,803	1.7%
Real estate	69,696	1.2%	79,783	1.4%
Other invested assets	224,978	3.9%	185,440	3.3%
Short-term investments	-	0.0%	171,627	3.1%
Total Invested Assets	$ 5,845,243	100.0%	$ 5,567,593	100.0%

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The following tables provide the composition of the Company's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of September 30, 2003 and December 31, 2002 (in 000's):

Total
Fair Value

Net Unrealized Gain (Loss)

Fair Value of Securities with Gross Unrealized Gains

Gross Unrealized Gains

Fair Value of Securities with Gross Unrealized Losses

Gross Unrealized Losses

Corporate Securities:

September 30, 2003

Basic Industry

$ 193,611

$ 17,653

$ 175,806

$ 18,340

$ 17,805

$ (687)

Capital Goods

168,153

15,952

159,976

16,589

8,177

(637)

Communications

348,317

24,196

311,198

25,971

37,119

(1,775)

Consumer cyclical

307,790

23,600

287,599

24,728

20,191

(1,128)

Consumer non-cyclical

166,398

14,945

151,519

16,909

14,879

(1,964)

Energy

165,458

14,678

148,902

16,163

16,556

(1,485)

Finance

860,467

52,140

729,379

57,514

131,088

(5,374)

Technology

5,902

325

5,902

325

-

-

Transportation

190,532

(484)

136,164

15,056

54,368

(15,540)

Utilities

600,554

21,804

467,238

44,049

133,316

(22,245)

Other

199,042

14,447

149,270

14,721

49,772

(274)

Total corporate

$ 3,206,224

$ 199,256

$ 2,722,953

$ 250,365

$ 483,271

$ (51,109)

 Asset backed and mortgage
backed securities

665,492

15,013

512,800

18,429

152,692

(3,416)

 Foreign government and
agency

25,133

2,588

24,534

2,592

599

(4)

 States & political
Subdivisions

512

13

512

13

-

-

U.S. treasury & agency

328,097

12,707

302,900

13,407

25,197

(700)

 Subordinated notes from
Affiliates

726,503

106,503

726,503

106,503

-

-

Total fixed maturity securities

$ 4,951,961

$ 336,080

$ 4,290,202

$ 391,309

$ 661,759

$ (55,229)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

Corporate Securities:

December 31, 2002

Basic Industry

$ 175,558

$ 15,091

$ 165,128

$ 16,566

$ 10,430

$ (1,475)

Capital Goods

166,965

14,047

133,430

15,936

33,535

(1,889)

Communications

216,273

11,455

181,860

15,346

34,413

(3,891)

Consumer cyclical

272,832

15,588

252,829

19,081

20,003

(3,493)

Consumer non-cyclical

145,763

9,040

127,465

14,915

18,298

(5,875)

Energy

171,681

10,759

151,657

15,994

20,024

(5,235)

Finance

729,078

39,850

627,345

45,275

101,733

(5,425)

Technology

8,593

6

4,943

161

3,650

(155)

Transportation

205,259

(10,095)

131,359

14,621

73,900

(24,716)

Utilities

532,763

3,186

401,075

38,210

131,688

(35,024)

Other

148,572

16,085

139,462

16,283

9,110

(198)

Total corporate

$ 2,773,337

$ 125,012

$ 2,316,553

$ 212,388

$ 456,784

$ (87,376)

 Asset backed and mortgage
backed securities

462,434

17,518

429,435

19,102

32,999

(1,584)

 Foreign government and
agency

32,945

3,074

32,945

3,074

-

-

 States & political
subdivisions

515

15

515

15

-

-

U.S. treasury & agency

347,430

11,992

327,380

12,248

20,050

(256)

 Subordinated note from
Affiliate

616,520

16,520

616,520

16,520

-

-

Total fixed maturity securities

$ 4,233,181

$ 174,131

$ 3,723,348

$ 263,347

$ 509,833

$ (89,216)

As of September 30, 2003, the portfolio carried $391.3 million in gross unrealized gains relative to $55.2 million in gross unrealized losses. The $336.1 million net unrealized gain as of September 30, 2003 is a $162.0 million improvement over the $174.1 million in net unrealized gains at year-end 2002, reflecting improvement in corporate bond spreads, particularly in lower-rated issues and industries that suffered last year. As a percent of fair value, the largest contributor of unrealized losses was the Transportation sector, driven by the severe downturn in the airline sub-sector. A brief discussion concerning the industry segments of our corporate bond holdings is as follows:

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals, paper and forest products industries.  Broadly, this sector supplies commodity products for use as an end product or as input for higher value-added goods.  Demand typically fluctuates with the strength of the economy.  Weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants.  Those companies with highly-leveraged balance sheets may have experienced ratings deterioration to below investment grade.  A rebound in industry profitability should not come until the domestic and/or world economies show prolonged strength and capital spending resumes.  In the interim, the Company's portfolio is comprised of companies with specialty niches or dominant industry positions that may allow them to withstand market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing and environmental sub-sectors.  Aerospace continues to be negatively affected by the uncertain economic outlook, geopolitical concerns and weak conditions in the airline industry. Defense, on the other hand, is benefiting from the recent U.S. military buildup and increased budgets for homeland defense.  Building materials continue to suffer from reduced commercial construction.  Although construction machinery demand has been underperforming, in general, the industry has seen improved balance sheets and operational efficiencies as these firms position for market recovery.  In environmental services, poor economic conditions have affected volume and revenue growth, yet companies in this sub-sector continue to apply free cash flow to improve their financial flexibility. While the capital goods sub-sectors have had varying operating performance, the Company is comfortable with issuer concentration and prospects.

o

Communications:  The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline.  Communications, especially telecommunications, came under pressure in 2002. Overcapacity in certain business lines, technological substitution, intensified competition, general economic weakness, and accounting scandals led to volatility in bond prices and high-profile defaults. The Company's portfolio was not immune to these developments. However, bond prices have rebounded and rating pressures have eased with improvement in overall operating performance and reduced leverage. The Company's overall strategy has been to overweight companies with stronger and improving balance sheets, such as: the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable operators. Although the telecommunications sub-sector remains subject to negative operating trends resulting from increased competition and technological substitution, the Company believes that further improvements to credit quality may result from increased free cash flows, further boosted by any improvement in the economy. The Company presently intends to hold stressed but performing investments in this sector through recovery.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

o

Consumer Cyclicals: Consumer Cyclicals is a large and diverse category comprising the automotive, entertainment, gaming, home construction, service and textile sub-sectors. Despite strong unit sales volume, the automotive sub-sector continues to experience weak fundamentals as a result of increasing competition.  Additionally, exposure to underfunded pension plans has resulted in significant cash funding requirements. Following a weak first quarter, the entertainment and gaming sub-sectors have exhibited improved results in the second and third quarter supported by more positive consumer sentiment and travel spending. The homebuilding industry continues to perform well, benefiting from the historically low interest rate environment.  The Company continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer products, food and beverage, healthcare, pharmaceutical, and supermarket companies. The Company's primary exposure to this sector is in supermarkets.  Supermarket operating performance continues to be impacted from a change in the competitive structure of the industry. Consumers have turned away from traditional grocers and towards non-traditional food retailers such as supercenters and membership clubs.  In fact, membership clubs and supercenters have captured almost one-third of the traditional grocery business.  Despite this structural change, free cash flow supports investment quality in the supermarket sub-sector.  The Company has recently increased its exposure to consumer products, food and beverage, healthcare and pharmaceuticals.  The Company's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

o

Energy: The Energy sector encompasses the oil and gas industries.  These industries can be further divided into exploration and production ("E&P"), refining and marketing ("R&M") and oilfield services.  The Company's exposure is concentrated in E&P and large integrated companies which have benefited from a sustained period of high commodity prices resulting from geopolitical uncertainty, disruptions to production, a colder than expected winter and reduced finding efforts. In an effort to reduce the political risk associated with politically unstable regions, the portfolio is concentrated in globally diversified enterprises or large to medium North American players.  The Company is comfortable with the quality and composition of its energy holdings.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs").  With few exceptions, bonds in this broad sector continued to perform well in the third quarter of 2003.  Bank earnings were relatively strong, mostly owing to continued strong consumer loan demand and to lower provisioning for credit losses.  Credit quality measures - delinquencies, non-performing assets and charge-offs - showed improvement in both commercial and consumer sectors. Finance companies continue to be positively impacted by low interest rates and improved credit quality. Life insurers are facing challenges from the spread compression between low interest rates and minimum guaranteed crediting rates.  However, the recovery in equity markets since early summer combined with lower credit loss support an overall improvement in operational performance in the life insurance sector.   Property and Casualty insurers continue to benefit from a positive pricing environment.  REIT performance has been strong due to the defensive nature of the underlying assets, conservative credit covenants and policies.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers as well as computer software and services manufacturers. The fundamentals of the technology sector are improving.   However, industry analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of personal computers, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. Some industry analysts forecast a modest improvement in IT spending this year after several years of depressed demand.  The Company remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies.  Most of these sub-sectors have experienced some effects from general economic weakness. The airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy, the war in Iraq and SARS. Although passenger revenue miles were down this summer versus year-ago levels, capacity has been reduced by a larger percentage, and decreased fleet sizes industry wide have begun to support pricing power.  The improvements in load factors and revenue passenger yields need to be sustained through the traditionally slower fall and winter season for the industry to regain operating profits.  Sustained improvement will require an increase in business travel and a stronger economy.  The Company generally lends to the airline industry on a secured basis.  Thus recovery values are based on the supporting collateral.  The Company continues to work towards recovery of stressed investments in the airline sub-sector and our analysis indicates that current carrying values adequately support recovery prospects.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. Ongoing issues surrounding the California energy crisis, fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission ("SEC") investigations, accounting restatements, accounting rule changes and shareholder litigation continue to impact credit quality in the sector.  During 2003, there were several bankruptcy filings by industry participants. However, a handful of high profile refinancings has improved sector liquidity and, in general, prices of power sub-sector bonds also have improved.  The Company's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies.  In cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics continue to support the Company's investment exposure.  The Company expects the industry to benefit in the intermediate term from a focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance.  Progress in industry restructuring supports the Company's ability to hold its positions until maturity or recovery.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

As of September 30, 2003, the majority of the fixed maturity investments are investment grade, with 92.5% of fixed maturity securities classified as Category 1 and 2 by the SVO. Below investment grade bonds were 7.5% of fixed maturity investments and 6.3% of total invested assets as of September 30, 2003. The fair value of investments in SVO categories 3-6 increased by $57.5 million since December 31, 2002 as bond sales, particularly in Category 6, were offset by improvements in fair value of below investment grade holdings. The following table provides the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation (in 000's):

SVO

S&P Equivalent

September 30, 2003

December 31, 2002

Rating

Designation

Fair Value

% of Total

Fair Value

% of Total

1

AAA/AA/A

$ 2,942,990

59.4%

$ 2,348,410

55.5%

2

BBB

1,638,456

33.1%

1,571,728

37.1%

3

BB

203,319

4.1%

187,249

4.4%

4

B

88,594

1.8%

58,912

1.4%

5

CCC and Lower

50,865

1.0%

14,789

0.4%

6

In or near default

27,737

0.6%

52,093

1.2%

$ 4,951,961

100.0%

$ 4,233,181

100%

The following table shows the composition by credit quality of the securities with gross unrealized losses in the Company's fixed maturity securities portfolio (in 000's):

SVO Rating

S&P Equivalent Designation

Fair Value of Securities with Unrealized Losses

% of Total

Unrealized Losses

% of Total

September 30, 2003

1

AAA/AA/A

$ 367,017

55.4%

$ (10,266)

18.7%

2

BBB

98,005

14.8%

(4,659)

8.4%

3

BB

79,900

12.1%

(10,841)

19.6%

4

B

70,829

10.7%

(15,762)

28.5%

5

CCC and Lower

27,807

4.2%

(2,866)

5.2%

6

In or Near default

18,201

2.8%

(10,835)

19.6%

$ 661,759

100.0%

$ (55,229)

100.0%

December 31, 2002

1

AAA/AA/A

$ 111,470

21.9%

$ (5,135)

5.8%

2

BBB

185,813

36.4%

(17,299)

19.4%

3

BB

121,066

23.7%

(32,774)

36.7%

4

B

48,790

9.6%

(11,445)

12.8%

5

CCC and Lower

14,779

2.9%

(10,102)

11.3%

6

In or near default

27,915

5.5%

(12,461)

14.0%

$ 509,833

100.0%

$ (89,216)

100.0%

At September 30, 2003, $14.9 million or 27.0%, of the gross unrealized losses are on securities that are rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired. The Company's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset review process.  Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed.  An analysis is undertaken to determine whether this decline in market value is other-than-temporary. The Company's process focuses on issuer operating performance and overall industry and market conditions.  Any deterioration in operating performance is assessed relative to the impact on issuer financial ratios, including leverage and coverage measures specific to an industry and relative to any investment covenants. The Company's analysis also assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments.  The Company has a Credit Committee that includes members from the Investment, Finance and Actuarial functions.  The Credit Committee meets and reviews the results of the Company's impairment analysis on a quarterly basis.

Securities that have been triggered for the asset review process may be determined to be impaired or placed on a watchlist for monitoring.  Should it be determined that a security is impaired the Company may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value. The Company did not incur any write-downs of fixed maturities for other-than-temporary impairment in the third quarter of 2003.  The Company incurred $8.7 million in write-downs year-to-date, compared to $27.5 million in write-downs for the year ended December 31, 2002.  Realized losses on the voluntary disposal of fixed maturity securities totaled $1.6 million for the recent quarter and $4.1 million year-to-date. Realized losses on sale were $6.3 million for the year ended December 31, 2002.

The carrying value of fixed maturity securities with unrealized losses by maturity date (in 000's):

Fair Value of Securities with Unrealized Losses

Gross Unrealized Losses

Fair Value of Securities with Unrealized Losses

Gross Unrealized Losses

September 30, 2003

December 31, 2002

Due in one year or less

$ 1,691

$ (111)

$ 25,884

$ (698)

Due after one year through five years

116,796

(15,444)

117,413

(27,364)

Due after five years through ten years

198,507

(23,054)

193,101

(37,997)

Due after ten years

192,073

(13,204)

140,436

(21,573)

509,067

(51,813)

476,834

(87,632)

Asset-backed securities

152,692

(3,416)

32,999

(1,584)

Total

$ 661,759

$ (55,229)

$ 509,833

$ (89,216)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Liabilities

The following table summarizes significant liability balances at September 30, 2003 and December 31, 2002:

(in 000's)

September 30, 2003

December 31, 2002

General account liabilities

$ 6,175,801

$ 5,775,715

Separate account liabilities

14,073,734

13,383,358

Total Liabilities

$ 20,249,535

$ 19,159,073

General account liabilities increased 6.9% and separate account liabilities increased by 5.2% during the nine months ended September 30, 2003.  Most of the Company's liabilities comprise reserves for life insurance and for annuity contracts and deposit funds.

Capital Markets Risk Management

See Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk" above for a discussion of the Company's capital markets risk management.

Capital resources

Capital adequacy

The National Association of Insurance Commissioners (''NAIC'') adopted regulations that established minimum capitalization requirements for insurance companies, based on risk-based capital (''RBC'') formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to assets, insurance, interest rates, and business risks.  According to the RBC calculation, the Company met its capital requirements at September 30, 2003 and December 31, 2002.

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

Contractual Obligations and Commercial Commitments

The Company's cash contractual obligations are as follows (in 000's):

Total

Less Than 1 Year

1-3 Years

4-5 Years

After 5 Years

Surplus notes

$ 565,000

$ -

$ -

$ 157,500

$ 407,500

Partnership Capital Securities

600,010

-

-

-

600,010

Promissory note to affiliates

80,000

-

-

-

80,000

Operating leases

1,457

241

749

264

203

The Company had syndicated two lines of credit, each in the amount of $250 million.  As of September 30, 2003, no amounts had been borrowed.  On October 10, 2003, the Company terminated both lines of credit.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $3.3 million and $12.1 million at September 30, 2003 and December 31, 2002, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This discussion covers market risk associated with investment portfolios that support the Company's general account liabilities. This discussion does not cover market risk associated with those investment portfolios that support separate account products. For these products, the policyholder, rather than the Company, assumes market risk.

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

Types of market risks

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's practice, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands.  The Company does hold real estate and equity options in its portfolios. (At September 30, 2003, investment real estate holdings represented approximately 1.2% of the Company's total general account investment portfolio.) The management of interest rate risk exposure is discussed below.

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

Fixed interest liabilities held in the Company's general account at September 30, 2003 had a fair value of $3,758.0 million.  Fixed income investments supporting those liabilities had a fair value of $3,912.0 million at that date.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on September 30, 2003.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $84.0 million and the corresponding assets would show a net increase of $87.0 million.

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

During 2001, the Company purchased put options on the S&P 500 Index as part of its overall risk management strategy.  At September 30, 2003, the fair value of the options was $144.0 million.  The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options at September 30, 2003 by $26.0 million.  A negative shift in the market of 10% would increase the market value by $34.0 million at September 30, 2003.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets, including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Item 4. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3: Defaults Upon Senior Securities

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 4: Submission of Matters to a Vote of Security Holders

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 5: Other Information

As part of an industry-wide investigation of variable insurance product sponsors, on or about October 30, 2003, the Company received a request from the SEC for information regarding its policies and procedures with respect to subaccount "market timing," its policies and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts.  The Company is responding to the SEC's request.

Item 6: Exhibits and Reports on Form 8-K

(a) The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.

3

Certificate of Incorporation and by-laws (filed as Exhibit 6 to the Registration Statement on Form N-4 (Registration No. 333-37903), filed on October 14, 1997)

4.1

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.2

Flexible Payment Combination Fixed/Variable Individual Annuity Contract (Incorporated by reference to Exhibit 4(c) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.3

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on Form N-4, File No. 333-74844, filed on December 10, 2001)

4.4

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 5 to the Registration Statement of the Registrant on Form N-4, File No 033-41628, filed on September 20, 1994)

4.5

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 9 to the Registration Statement of the Registrant on Form N-4, File No. 033-41628, filed on March 2, 1998)

4.6

Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(c) to Registrant's Registration Statement on Form N-4, File 333-74844, filed on December 10, 2001)

4.7

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of the Registrant on Form N-4, File No. 333-37907, filed on October 14, 1997)

4.8

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-41438, filed on September 25, 2000)

4.9

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement of the Registrant on Form N-4, File No. 333-05227, filed on April 10, 1998)

4.10

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-30844, filed on June 9, 2000)

4.12

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of the Registrant on Form N-4, File No. 333-82957, filed September 29, 1999)

4.13

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-31248, filed on June 14, 2000)

4.14

Certificate to be issued in connection with Contract (Incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-2, File 333-62837, filed on February 4, 1998)

4.15

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on Form N-4, File No. 333-74972, filed on December 12, 2001)

4.16

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 9 to the Registration Statement on Form N-4, File No. 033-29852, filed on April 16, 1998)

31.1

Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.)

November 14, 2003

/s/ Robert C. Salipante

Robert C. Salipante

President

November 14, 2003

/s/ Gary Corsi

Gary Corsi, Vice President and Chief Financial Officer