Form 10-K
period 2003-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2004-03-29
CIK 745544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

Commission file numbers

December 31, 2003	2-99959, 33-29851, 33-31711, 33-41858, 33-31711, 33-41858, 33-43008, 33-58853 and 333-11699

Sun Life Assurance Company of Canada (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of Incorporation or organization)

(I.R.S. Employer Identification No.)

One Sun Life Executive Park,
Wellesley Hills, Massachusetts	02481
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (781) 237- 6030

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

None	None

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

Registrant has 6,437 shares of common stock outstanding on March 29, 2004, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE

FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

PART I

Item 1. Business.

Sun Life Assurance Company of Canada (U.S.) (the "Company") is a stock life insurance company incorporated under the laws of Delaware. Its Executive Office mailing address is One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, Telephone (781) 237-6030. The Company is authorized to transact business in 49 states, the District of Columbia and Puerto Rico. In addition, the Company's wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. ("SLC (U.S.) Holdings"), which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada. SLOC is a life insurance company incorporated in 1865 and currently transacts business directly or through its subsidiaries and joint ventures in all of the Canadian provinces and territories, all of the United States (except New York), the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, and India. On March 22, 2000, SLOC reorganized from a mutual life insurance company into a stock life insurance company. The Company is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

On April 2, 2003, the Company and its affiliate Keyport Life Insurance Company ("Keyport") filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of the State of Rhode Island. On April 3, 2003, the Company and Keyport filed similar documents with the Delaware Department of Insurance. Both filings sought regulatory approval for a contemplated merger of Keyport with and into the Company with the Company as the surviving entity. Prior to the merger, the Company and Keyport were both direct wholly-owned subsidiaries of SLC (U.S). Holdings and indirect wholly-owned subsidiaries of SLOC. Regulatory approval from the States of Rhode Island and Delaware was received on June 11, 2003 and July 21, 2003, respectively. On December 31, 2003, at 5:00 p.m., the merger was completed. The Company is licensed and authorized to write all business that was previously written by the Company and Keyport. The merger has no effect on the existing rights and benefits of policyholders and contractholders from either company.

The merger was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Under SFAS No. 141, transfers of net assets and exchanges of shares between entities under common control are recorded at their carrying amounts at the date of transfer. The financial statements of prior periods have been restated to give effect to the merger as of November 1, 2001, the date on which the predecessor companies came under common control.

The following summarizes the results of operations and total assets as of and for the year ended December 31, 2003 (in 000's):
	Keyport	SLUS	Surviving Entity
Total revenues	$ 893,846	$ 625,903	$ 1,519,749
Total expenditures	764,596	624,426	1,389,022
Pretax income	129,250	1,477	130,727

Net income	$ 76,452	$ 18,539	$ 94,991

Total Assets	$ 21,084,746	$ 22,541,772	$ 43,626,518

The impact of the merger with Keyport (decreased) increased net income by $(22.6) million and $87.7 million for the years ended December 31, 2002 and 2001, respectively.

The Company's wholly-owned subsidiaries include: Sun Life Insurance and Annuity Company of New York ("SLNY"), which issues individual fixed and variable annuity contracts, group life, long-term disability and stop loss insurance, and individual variable universal life insurance in New York; Independence Life and Annuity Company ("Independence"), a life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc. ("Clarendon"), a registered broker-dealer; Sun Life of Canada (U.S.) SPE 97-1, Inc. ("SPE 97-1"), organized for the purpose of engaging in activities incidental to securitizing mortgage loans; Sun Capital Advisers, Inc. ("SCA"), a registered investment adviser; Sun Life of Canada (U.S.) Holdings General Partner LLC ("the General Partner"), the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I ("the Partnership"); and Sun Benefit Services Company, Inc. ("SBSC"), an inactive subsidiary.

On November 18, 2003, the Company sold its interest in its' wholly-owned subsidiary, Vision Financial Corporation ("Vision), for $1.5 million. A loss of approximately $1.0 million was realized on this transaction.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

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

The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual and group fixed and variable annuities, group pension contracts, guaranteed investment contracts, group life, group disability, stop loss insurance, and other asset management services. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets.

Reinsurance

The Company reinsures portions of its life insurance, annuity and disability income exposure with both affiliated and unaffiliated companies using traditional indemnity reinsurance agreements. The Company also reinsures on a stop-loss basis with unaffiliated companies the guaranteed minimum death benefit exposure with respect to a portion of the Company's variable annuity business. The Company, as the ceding company, remains responsible for that portion of the policies reinsured under each of its existing agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.

The Company also acts as the reinsurer of risk under the lapse protection benefit under certain universal life contracts issued by SLOC. One hundred percent of such risk is retroceded to Sun Life Financial Insurance and Annuity Company (Bermuda) Ltd.

Reserves

The Company has established and reported liabilities for future policy benefits in accordance with generally accepted accounting principles ("GAAP") in order to meet its obligations on its outstanding contracts. Liabilities for variable annuity contracts, variable life insurance and variable universal life insurance policies are considered separate account liabilities and are carried at fair value (the policyholder bears the investment risk). Universal life policies, deferred fixed annuity contracts, and guaranteed investment contracts ("GICS") are classified as general account liabilities, and are carried at account value (the Company bears the investment risk). Account values of the contracts include deposits plus credited interest, less expenses, mortality fees and withdrawals. Reserves for individual life, group life, group disability and stop loss contracts are based on mortality and morbidity tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at assumed rates, will be sufficient to meet the Company's policy obligations.

Investments

The Company's consolidated total assets were $43.6 billion at December 31, 2003; 40.2% consisted of separate account assets, 43.5% were invested in bonds and similar securities, 2.2% in mortgages, 0.2% in real estate, and the remaining 13.9% in cash and other assets.

Competition

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. A.M. Best Company, Inc. has assigned the Company and its affiliate, SLNY, a rating of A++ (with negative outlook). Fitch, Inc. has assigned the Company and SLNY a rating of AA. Standard & Poor's, a division of The McGraw-Hill Companies, has assigned the Company and SLNY each a rating of AA+ (with negative outlook). Moody's Investor Service, Inc. has assigned the Company a rating of Aa2.

Employees

Pursuant to a service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC. The Company is reimbursed for the cost of these services. As of December 31, 2003, the Company and its subsidiaries had 2,036 employees who were employed at its Principal Executive Office in Wellesley Hills, Massachusetts, as well as offices in Lincoln, Rhode Island, New York, New York, Brookfield, Wisconsin, and 20 regional group sales offices.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Regulation and Regulatory Developments

The Company and its insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. The laws of the various jurisdictions address such issues as licensing, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, establishing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amount of investments permitted. On or before March 1st each year, the Company and its insurance subsidiaries file annual statements relating to their operations for the preceding year and their financial condition at the end of such year with state insurance regulatory authorities in each jurisdiction where they are licensed.

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

Many states also regulate affiliated groups of insurers, such as the Company, SLOC and its affiliates, under insurance holding company legislation. Under such laws, inter-company transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies involved. Under insurance guaranty fund laws in most states, insurers doing business in a given state can be assessed (up to prescribed limits) for policyholder losses incurred by another insolvent insurance company in that state. However, most of these laws provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength and many also permit the deduction of all or a portion of any such assessment from any future premium or similar taxes.

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating in the examination.

In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include employee benefit regulation, removal of barriers preventing banks from engaging in the insurance business, and tax law changes affecting the taxation of insurance companies and insurance products, which may impact the relative desirability of various personal investment vehicles.

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "2003 Act") was enacted. The 2003 Act included a provision that reduces the tax rate on capital gains and qualifying dividends to a maximum rate of 15 per cent. The reduced rate is, however, only available (either directly or through an investment in a mutual fund or other pass through entity) to individuals. Corporate taxation of dividends and capital gains, including those derived from corporate shares held through insurance, annuity and tax-qualified retirement plans, remains unchanged. It is not clear at this time what impact this provision has had or might have on the sale and surrender of certain products offered by the Company

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Regulation and Regulatory Developments (continued)

On February 2, 2004, President Bush introduced his budget for fiscal year 2005. Included in the budget are provisions creating new tax-favored savings initiatives - Lifetime Savings Accounts, Retirement Savings Accounts, and Employer Retirement Savings Accounts - which, if passed as proposed, could adversely affect the sale of annuity and other tax-favored products currently offered by the Company.

In 2003, the Senate Finance Committee passed a bill entitled "National Employee Savings and Trust Equity Guarantee Act" ("NESTEG"), leaving open for further discussion a provision changing the current tax treatment of employers who buy Corporate Owned Life Insurance ("COLI"). On February 2, 2004, the Senate Finance Committee agreed upon amendments to the COLI provision of NESTEG. As amended, payments made to an employer under a COLI policy would be taxable unless certain qualifications, such as employment or level of compensation, are met. The provision also requires that employees covered under COLI policies be informed and give consent to the coverage before the employer purchases the COLI policy. NESTEG goes next to the Senate floor and, if passed, must be reconciled with the House version of the bill. If NESTEG becomes law, it could adversely affect the sale of COLI products currently offered by the Company.

Item 2. Properties.

The Company's home office consists of four office buildings located in Wellesley Hills, Massachusetts. The Company owns this facility and leases it to SLOC for lease terms not exceeding five years. During 2001, the operations of the Company's Wealth Management segment were moved to the home office in Wellesley Hills. Prior to May 2001, the Wealth Management operations were primarily conducted from office space in Boston, Massachusetts, which was leased by the Company from unrelated parties. The home office of SLNY consists of office space in New York, New York, and is leased from an unrelated party.

The Company also leases office space in Lincoln, Rhode Island from an unrelated party. In 2004, the Company announced its intentions to relocate the Lincoln, Rhode Island operations to Wellesley Hills commencing July 1, 2004. The Company also leases property in Boston, Massachusetts that was formerly occupied by Keyport personnel. The Company is in the process of subleasing this property.

Item 3. Legal Proceedings.

The Company and its subsidiaries are engaged in various kinds of routine litigation, which, in management's judgment, are not expected to have a material impact on its financial condition, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

The Company is a wholly-owned subsidiary of SLC (U.S.) Holdings; there is no market for its common stock. The Company did not pay any dividends in 2003 and 2002. The Company paid dividends of $15 million to its parent, SLC (U.S.) Holdings, in 2001. There are legal limitations governing the extent to which the Company may pay dividends as previously noted and described in the consolidated financial statements contained in Item 8, see Note 16.

Item 6. Selected Financial Data.

Omitted pursuant to Instruction I(2)(a) to Form 10-K. Please refer to Item 7 for management's narrative analysis of results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statement of Operations between the years ended December 31, 2003 and December 31, 2002.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact and provides a safe harbor for such statements. This discussion includes forward-looking statements by the Company. These statements relate to such topics as volume growth, market share, and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.
o	Changes in interest rates and market conditions.
o	Regulatory and legislative developments.
o	Developments in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity.

Deferred Acquisition Costs

Acquisition costs related to the issuance of fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to the ratio of annual gross profits to the estimated total gross profits over the lives of the contracts. Estimated gross profits are reviewed quarterly and adjusted retrospectively when the Company revises its estimates. Estimated gross profits include assumptions related to investment yields and interest rates, mortality, lapse, expense, and asset growth rates. Although realization of deferred policy acquisition costs ("DAC") is not assured, the Company believes that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced if the estimates of gross profits or total revenues discussed above are reduced.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in a (decrease) increase in DAC amortization of $(37.4) million and $95.1 million for the years ended December 31, 2003 and 2002, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Deferred Acquisition Costs

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC was decreased by $(79.2) million and $(39.9) million at December 31, 2003 and 2002, respectively, relating to this adjustment.

Value of Business Acquired

The value of business acquired ("VOBA") represents the actuarially determined present value of projected future gross profits from the Keyport policies in force at the date of the acquisition of Keyport (October 31, 2001). This amount is amortized in proportion to the projected emergence of profits. Interest is accrued on the unamortized balance at the average interest crediting rate.

The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). VOBA was decreased by $(27.5) million and $(32.9) million at December 31, 2003 and 2002, respectively, relating to this adjustment.

Investments - Derivatives

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, to alter investment rate exposures arising from mismatches between assets and liabilities, and to minimize the Company's exposure to fluctuations in interest rates, foreign currency exchange rates and general market conditions. The derivative instruments used by the Company include swaps, options and futures. The Company does not employ hedge accounting treatment. The Company believes that these derivatives provide economic hedges against the risks noted and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified. As a result, the unrealized gains and losses are recognized immediately in net derivative income. Changes in the level of interest rates or equity markets will cause the value of these derivatives to change and can cause quarterly fluctuations in earnings. Since the majority of the liabilities that are being hedged are not carried at fair value, the changes in the fair value of the derivatives will cause fluctuation in the reported earnings from period to period as foreign currency exchange rates and equity markets change.

The Company issues annuity contracts and GICS that contain derivative instruments that are "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity or GICS contract) and is carried at fair value.

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

Certain of the Company's fixed maturities are classified as trading and others as available-for-sale. The changes in fair value of trading securities are recorded as a component of net investment income. The changes in fair value of available-for-sale securities are recorded in other comprehensive income. The fair value of swaps are based on current settlement values. The current settlement values are based on dealer quotes and market prices. Fair values for options and futures are based on dealer quotes and market prices.

The Company's ability to liquidate positions in privately placed fixed securities and mortgages will be impacted to a significant degree by the lack of an actively traded market. Although the Company believes that its estimates reasonably reflect the fair value of those instruments, its key assumptions about risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Policy Liabilities and Accruals

Future contract and policy benefits are liabilities for traditional life and health products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon the Company's experience and industry standards.

Once these assumptions are made for a given group of policies they will not be changed over the life of the policies unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition based upon management's best estimates. From time to time the Company may recognize a loss on certain lines of business. During 2002, the mortality assumptions related to the single premium pension contracts were adjusted to reflect expected payments and, as a result, a loss of $38 million was recognized in the Company's group pension line of business.

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities, single premium whole life policies and GICS. The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, and partial withdrawals and surrenders. The liabilities are not reduced by the existence of surrender charges.

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

Other than Temporary Impairments

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional impairment.

During 2003 and 2002, the Company incurred realized losses totaling $58.1 million and $94.4 million, respectively, for other-than-temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature. During 2003 and 2002, $6.6 million and $1.6 million, respectively, of the losses incurred in prior years were recovered through disposition and are included in realized gains. The Company has discontinued the accrual of income on several of its holdings for issuers that are in default. Investment income would have increased by $10.1 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively, if these holdings were performing.

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of Keyport on October 31, 2001 by SLC (U.S.) Holdings.  Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."  Effective January 1, 2002, goodwill is no longer amortized and is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets prior to reporting on the second quarter of 2003 and concluded that these assets are not impaired.  The Company used the actuarial appraisal method, with assumptions and discount rates reflective of current market conditions and determined that the fair value of the Company was at least equal to the carrying value.  The Company also compared the results of that valuation to a range of values based on historical multiples, and found them to be consistent with the results of the actuarial appraisal method.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULTS OF OPERATIONS (2003 as Compared to 2002 - Restated)

NET INCOME

The Company's net income (loss) was $95.0 million and $(41.8) million for the years ended December 31, 2003 and 2002, respectively. The 2003 pretax income before the cumulative change in accounting principle was $230.7 million greater than 2002. This change was primarily due to improvements in the Wealth Management Segment.

Net Income from Operations By Segment

The Company's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following sections provide a summary of operations by segment.

Wealth Management Segment

The Wealth Mangement Segment sells a full range of retirement-oriented insurance products that provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income. Through 2002, this Segment also marketed GICS to unrelated third parties.

The Segment's principal products are categorized as follows:

Fixed Annuities - Fixed annuity products are principally single premium deferred annuities ("SPDA"). A SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term (typically one year) and is reset annually thereafter, subject to a guaranteed minimum rate. Interest crediting continues until the policy is surrendered, the policyholder dies, or when the policyholder turns age 90.

Variable Annuities - Variable annuities offer a selection of underlying investment alternatives that may satisfy a variety of policyholder risk/return objectives. Under a variable annuity, the policyholder has the opportunity to select separate account investment options (consisting of underlying mutual funds), which pass the investment risk directly to the policyholder in return for the potential of higher returns. Variable annuities also include guaranteed fixed interest options. The Company has several different variable annuity products that currently offer various separate account investment choices, depending on the product, and guaranteed fixed interest options.

Equity-Indexed Annuities - Equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index. Earnings on the Company's equity-indexed annuity product is based on a percentage of the increase in the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company). The Company's equity-indexed product also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines, there is no market risk to the policyholder's principal.

Institutional Investment Contracts - Institutional contracts are contracts to institutional investors or to trusts that issued GICS to unrelated third parties. These contracts may contain any of a number of features including variable or fixed interest rates, equity index options, and may be denominated in foreign currencies.

While the Wealth Management segment currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.7 billion as of December 31, 2003. On December 31, 2003, this entire block of business was reinsured with SLOC, an affiliated company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

In 1997, the Company discontinued the marketing of group pension and GICS products in the U.S. Although these products are not currently sold in the U.S., there continues to be a block of U.S. group retirement business in-force, including GICs, pension plans and group annuities. A significant portion of these pension contracts is non-surrenderable, resulting in limited liquidity exposure to the Company.

The Company uses derivative instruments to manage the risks inherent in the contract options of many of these products.

The Company sells its annuity products via two affiliated wholesale distribution organizations, MFSLF and Independent Financial Marketing Group, Inc. ("IFMG"). The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents, and financial advisers. Investment funds available under these products are managed by several investment managers, including MFS, an affiliate of the Company, and SCA, a subsidiary of the Company.

The following is a summary of operations for the Wealth Management Segment for the years ended December 31 (in 000's):
	2003	2002 Restated
Total Revenues
$                  1,409,642

$            1,273,384

Total Expenditures	1,247,670	1,406,024
Pretax Income (Loss)	161,972	(132,640)

Net Operating Income (Loss)	$ 106,655	$ (84,004)

Total Assets	$ 39,766,404	$ 36,551,209

The Wealth Management Segment has been significantly impacted by changes in the financial markets. The pre-tax income of $162.0 million for the year ended December 31, 2003 was $294.6 million greater than the $132.6 million pre-tax loss for the year ended December 31, 2002. The increase in income over 2002 was primarily due to improvements in realized gains coupled with a reduction of operating and DAC expenses

REVENUES

Total Revenues were $1,409.6 million and $1,273.4 million for the years ended December 31, 2003 and 2002, respectively. The increase of $136.2 million was primarily due to the increase in realized gains on the sale of securities. The significant changes from the prior year were as follows:

Investment income - was $1,168.8 million and $1,182.1 million for the years ended December 31, 2003 and 2002, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $1,059.3 million and $1,139.8 million for the years ended December 31, 2003 and 2002, respectively. The decrease of $80.5 million during 2003, as compared to 2002, was the result of a slightly lower average investment yield ($88.5 million), and an increase in average invested assets ($8.0 million). Changes in the market value of securities in the trading portfolio resulted in an increase in investment income of $63.6 million for the year ended December 31, 2003, as compared to the same period in 2002.

Separate Account fees - are primarily mortality and expense charges earned on variable annuity balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $192.0 million and $208.9 million for the years ended December 31, 2003 and 2002, respectively. Variable product fees represented 1.39% and 1.42% of the average variable annuity separate account balances for the years ended December 31, 2003 and 2002, respectively. The decrease in separate account income was due to a decrease in average separate account assets. Average separate account assets were $13.8 billion and $14.7 billion for the years ended December 31, 2003 and 2002, respectively.

Surrender charges - are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $27.3 million and $39.2 million for the years ended December 31, 2003 and 2002, respectively.

Other fee income decreased from 2002 to 2003 by $7.6 million due to the sale of MFSLF in 2002.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Derivative losses - were $(204.0) million and $(196.4) million for the year ended December 31, 2003 and 2002, respectively. Derivative losses primarily represent fair value changes of derivative instruments, and the net interest received or paid on swap agreements.

All derivatives are recognized on the balance sheet at fair value. Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of net derivative income (losses). The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS No. 133 is not justified.

The Company issues annuity contracts and GICS that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or GIC contract) and is carried at fair value. The Company also purchases call options and futures on the S&P 500 Index and total return swaps to economically hedge its obligation under certain of these equity-indexed annuity contracts. Each GIC contract is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity linked cross currency swaps. The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company also utilizes put options on the S&P 500 Index to hedge against stock market exposure inherent in the mortality and expense risk charges and guaranteed minimum death benefit features of the Company's variable annuities.

Net derivative (loss) for the Segment consisted of the following (in 000's):
	Year Ended December 31,
	2003	2002 Restated
Net expense on swap agreements	$ (88,266)	$ (75,120)
Change in fair value of swap agreements (interest rate, currency, and equity)	197,742	(53,623)
Change in fair value of options, futures and embedded derivatives	(313,491)	(67,691)

Total derivative losses	$ (204,015)	$ (196,434)

Realized investment gains (losses) - were $135.2 million and $(58.8) million for the years ended December 31, 2003 and 2002, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. Net realized investment gains (losses) included $(39.3) million and $(87.1) million for the years ended December 31, 2003 and 2002, respectively, for certain fixed maturity investments where the decline in value was determined to be other-than-temporary.

BENEFITS AND EXPENSES

Total benefits and expenditures were $1,247.7 million and $1,406.0 million for the years ended December 31, 2003 and 2002, respectively.  The decrease of $158.3 million was primarily due to the following:

Interest credited - to policyholders was $773.7 million and $696.9 million for the years ended December 31, 2003 and 2002, respectively. The increase of $76.8 million during the year ended December 31, 2003, as compared to the year ended December 31, 2002, was the result of a lower average interest credited rate ($1.7 million) and increased average policyholder balances ($45.7 million) and a reserve adjustment of $32.5 million during the first quarter of 2003, which was recorded as a component of interest credited to policyholders. (Interest credited to policyholders was accurately recorded at the policy level at all times).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Amortization of deferred policy acquisition costs - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $86.7 million and $241.0 million for the years ended December 31, 2003 and 2002, respectively. The decrease in DAC amortization for the year ended December 31, 2003 was primarily due to favorable changes in the equity markets utilized in the estimated future gross profit assumptions used to calculate DAC amortization.

Amortization of value of business acquired - relates to the actuarial-determined present value of projected future gross profits from policies in force at the date that Keyport was acquired (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $7.8 million and $4.5 million for the years ended December 31, 2003 and 2002, respectively. During 2003, the Company revised its gross profit estimates resulting in a decrease to VOBA amortization of $17.1 million.

Policyholder benefits - were $174.8 million and $202.1 million for the years ended December 31, 2003 and 2002, respectively. The $27.3 million decrease in 2003 compared to 2002 was primarily due to a decrease in reserves of $32.7 million. During 2002, reserves related to the single premium pension policies increased by $38.0 million as a result of changes in the mortality assumptions used to calculate the reserves. The mortality was adjusted to reflect an increase in future expected payments, and resulted in a loss being recognized on the line of business.

Operating Expenses - were $133.1 million and $176.7 million for the years ended December 31, 2003 and 2002, respectively. The primary decrease in operating expenses for the year ended December 31, 2003 compared to the same period in the prior year was attributed the sale of SLD which represented a favorable change in operating expenses of $15.9 million over the prior year. In addition, general operating expenses decreased by $18.7 million due to improved expense management.

Individual Protection Segment

The Company currently markets variable life insurance products. These products include variable universal life ("VUL") products marketed to individuals and the COLI and bank-owned life insurance ("BOLI") markets. VUL products are insurance products that allow for flexible premiums and the policyholder directs how the cash value is invested, and thus bears the investment risk. The Company's management expects the variable life business to grow and become more significant in the future. Additionally, the Company also administers closed blocks of single premium whole life, universal life and variable life insurance business.

The following provides a summary of operations for the Individual Protection Segment for the years ended

December 31 (in 000's):
	2003	2002 Restated
Total Revenues
$                     49,357

$            62,030

Total Expenditures	53,848	61,445
Pretax (Loss) Income	(4,491)	585

Net (Loss) Income	$ (2,331)	$ 464

Total Assets	$ 2,973,014	$ 2,705,917

Pretax earnings from the Individual Protection Segment decreased by $5.1 million in 2003, as compared to 2002 due primarily to increased death claims. The Individual Protection Segment experienced a net loss of $2.3 million for the year ended December 31, 2003, and net income of $0.5 million for the year ended December 31, 2002. During 2003, the Company received $218.5 million of deposits, which was $762.1 lower than 2002 deposits. The decrease in deposits resulted in a decrease in fee income of approximately $13.4 million. This decrease occurred primarily in the BOLI line, which had a decrease in fee income of $10.2 million. The decrease in fee income was offset by a decrease in operating expenses of $10.9 million. The change in operating expenses consisted of reduced premium taxes of $14.8 million due to the lower deposits as compared to 2002, increased asset management fees of $2.6 million and higher expenses with the VUL product of $1.1 million due to increased distribution and allocated expenses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Individual Protection Segment (continued)

Mortality expenses for the year ended December 31, 2003 increased by $4.6 million as compared to the year ended December 31, 2002. The increased mortality expenses were primarily in the closed block universal life and variable life products. Additionally, DAC amortization expense for the year ended December 31, 2003 was $2.0 million lower than the year ended December 31, 2002 due to favorable revisions to estimated future gross profits.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term disability products to small and medium sized employers as part of those companies' employee benefit plans. This segment operates only in the State of New York through a subsidiary, SLNY.

The following provides a summary of operations for the Group Protection Segment for the years ended

December 31 (in 000's):

	2003	2002 Restated
Total Revenues
$                       26,609

$           20,181

Total Expenditures	25,712	15,630
Pretax Income	897	4,551

Net Operating Income	$ 608	$ 3,195

Total Assets	$ 46,535	$ 34,946

Pretax net income from the Group Protection Segment decreased by $3.7 million for the year ended December 31, 2003, as compared to 2002 due primarily to increased health and mortality benefits, and an increase in reserves in long-term disability insurance.

Total revenues in 2003 increased by $6.4 million in comparison to 2002. The increase in revenue was due primarily to higher premiums in the stop loss, group life insurance and long-term disability lines of business of $2.8 million, $2.5 million and $1.4 million, respectively. Additionally, during the third quarter of 2002, a one-time adjustment of $ 1.8 million was made to decrease group life premiums.

Total expenditures in 2003 increased by $10.1 million in comparison to 2002. The expense increase was due in part to higher commission payments of $1.5 million due to an increase in premiums and higher operating expenses of $0.8 million due to the increased volume of business. Incurred claims increased by $7.4 million primarily due to the growing insurance block of business, particularly stop loss, and a deterioration in long-term disability experience.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments. The following provides a summary of operations for the Corporate Segment for the years ended December 31 (in 000's):

	2003	2002 - Restated
Total Revenues
$                       34,141

$           65,629

Total Expenditures	61,792	38,106
Pretax (Loss) Income	(27,651)	27,523

Net Operating (Loss) Income	$ (9,941)	$ 38,548

Total Assets	$ 840,565	$ 553,904

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Corporate Segment (continued)

The Corporate Segment had a pre-tax net loss of $27.7 million for the year ended December 31, 2003, compared to pre-tax net income of $27.5 million for the year ended December 31, 2002. The $55.2 million pre-tax decrease was primarily due to $36.0 million of derivative income (related to put options) earned during the year ended December 31, 2002 that was not present in 2003. These put options were purchased as a hedge relating to the risks associated with the impact of the equity market decline on the variable annuity products. Effective July 1, 2002, the puts were reallocated to the Wealth Management Segment to better reflect the economics of the put purchase and the results of the Wealth Management Segment. Expenditures increased by $28.0 million in 2003 due to lower allocation of interest expense to the other operating Segments. A cumulative effect of change in accounting principle, net of tax, also reduced income by $7.5 million in this segment. This was due to the consolidation of two variable interest entities, Structured Enhanced Return Vehicle Trust Securities Series 2000-2 ("SERVES 2000-2") and Structured Enhanced Return Vehicle Trust Securities Series 1999-1 ("SERVES 1999-1"), required by Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Additionally, there was a decrease in operating expenses of $5.1 million as compared to 2002 due to cost containment.

INVESTMENTS

Asset/Liability Risk Management

The Company's primary investment objective is to maximize after-tax returns on the products issued within acceptable risk parameters. The Company is exposed to two primary types of investment risk:

o	Interest rate risk, meaning changes in the market value of fixed maturity securities and certain interest-sensitive liabilities as interest rates change over time, and
o	Credit risk, meaning uncertainties associated with the continued ability of an obligor to make timely payments of principal and interest.

For a more detailed discussion of the Company's interest rate risk management policies, practices and procedures, see "Interest rate risk management" in the "Quantitative and Qualitative Disclosures about Market Risk" section below (Item 7A).

The Company manages exposure to credit risk through internal analyses of a given investment. The Company's fixed income credit analysts apply a wide range of qualitative input and quantitative tools in assessing an issuer's credit risk. The credit analysts apply industry and financial knowledge to assess an issuer's ability to succeed within a broader economic framework. The Company's analysts work with legal staff and portfolio management to assess transaction structure and risks to promote appropriate covenant protection as well as investment diversification and asset allocation. The Company relies on its credit analysts' ability to analyze a wide range of public and private bond issues and structures and to acquire the investments needed to profitably fund the Company's liability requirements.

The Company regularly reviews its bond portfolios relative to any change in specific issuer performance, external and internal ratings, industry conditions, financial ratios and changes in investment value. Such analysis is undertaken to determine that the integrity of the Company's investments remains sound and to review for other-than-temporary impairments.

Within the pricing of the Company's products, it has included provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the estimate. However, actual losses may prove to be above or below the expected loss rate. The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle. The Company's credit function and capital base generally permit it to pursue a buy and hold strategy that balances assets and liabilities with the intent of withstanding near-term swings in the broader economy.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The composition of the investments in the Company's general account portfolio at December 31, were as follows (in 000's):

	2003		2002 - Restated
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity securities	$ 18,986,033	88.2%	$ 18,427,845	86.7%
Mortgage loans	972,102	4.5%	948,529	4.5%
Policy loans	692,887	3.2%	682,029	3.2%
Derivative instruments	400,037	1.9%	408,832	1.9%
Limited partnerships	330,562	1.5%	481,557	2.3%
Real estate	84,421	0.4%	79,783	0.4%
Other invested assets	46,996	0.2%	40,026	0.2%
Short-term investments	24,662	0.1%	178,017	0.8%
Equity securities	1,452	0.0%	1,127	0.0%
Total Invested Assets	$ 21,539,152	100.0%	$ 21,247,745	100.0%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. The Company diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgage-backed and asset-backed securities. Asset-backed securities include structured equipment and receivables investments.

The composition of the Company's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of December 31, 2003 and 2002 were as follows (in 000's):
December 31, 2003
	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses

Corporate Securities:
Basic Industry	$ 592,592	$ 27,572	$ 509,787	$ 33,456	$ 82,805	$ (5,884)
Capital Goods	737,257	53,156	685,216	54,633	52,041	(1,477)
Communications	1,446,907	62,551	1,178,214	70,151	268,693	(7,600)
Consumer cyclical	1,400,007	75,903	1,241,853	80,485	158,154	(4,582)
Consumer non-cyclical	631,456	39,688	555,330	40,826	76,126	(1,138)
Energy	686,607	36,864	599,656	39,713	86,951	(2,849)
Finance	3,351,125	131,321	2,738,122	147,438	613,003	(16,117)
Other	491,564	18,811	336,980	21,641	154,584	(2,830)
Technology	87,123	3,545	87,123	3,545	-	-
Transportation	668,619	12,656	479,135	35,701	189,484	(23,045)
Utilities	2,020,731	81,347	1,543,042	105,364	477,689	(24,017)
Total corporate	12,113,988	543,414	9,954,458	632,953	2,159,530	(89,539)
Other:
Asset backed and mortgage backed securities	5,398,569	51,016	3,971,888	122,485	1,426,681	(71,469)
Foreign government and agency	102,528	14,528	98,091	14,589	4,437	(61)
States & political subdivisions	1,780	87	1,780	87	-	-
U.S. treasury & agency securities	690,102	5,027	458,002	13,343	232,100	(8,316)
Subordinated notes from affiliates	778,135	98,135	699,069	99,069	79,066	(934)
Total other	6,971,114	168,793	5,228,830	249,573	1,742,284	(80,780)
Total fixed maturity securities	$ 19,085,102	$ 712,207	$ 15,183,288	$ 882,526	$ 3,901,814	$ (170,319)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)
December 31, 2002 - Restated
	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses

Corporate Securities:
Basic Industry	$ 506,336	$ 31,909	$ 479,532	$ 33,440	$ 26,804	$ (1,531)
Capital Goods	562,041	38,682	479,595	41,896	82,446	(3,214)
Communications	1,036,860	44,107	891,468	58,328	145,392	(14,221)
Consumer cyclical	1,056,986	55,679	934,293	60,899	122,693	(5,220)
Consumer non-cyclical	594,239	27,986	514,181	37,404	80,058	(9,418)
Energy	724,060	26,049	649,974	43,264	74,086	(17,215)
Finance	3,737,840	135,731	3,242,600	163,099	495,240	(27,368)
Industrial other	291,981	21,609	271,612	22,065	20,369	(456)
Technology	76,113	1,232	50,600	2,089	25,513	(857)
Transportation	709,622	(11,392)	502,166	38,363	207,456	(49,755)
Utilities	1,744,542	7,390	1,401,000	85,226	343,542	(77,836)
Total corporate	11,040,620	378,982	9,417,021	586,073	1,623,599	(207,091)
Other:
Asset backed and mortgage backed securities	5,700,751	97,539	4,723,936	180,945	976,815	(83,406)
Foreign government and agency	133,295	15,578	128,291	15,586	5,004	(8)
States & political subdivisions	2,260	111	2,260	111	-	-
U.S. treasury & agency securities	950,919	25,853	851,042	27,090	99,877	(1,237)
Subordinated note from affiliate	616,520	16,520	616,520	16,520	-	-
Total other	7,403,745	155,601	6,322,049	240,252	1,081,696	(84,651)
Total fixed maturity securities	$ 18,444,365	$ 534,583	$ 15,739,070	$ 826,325	$ 2,705,295	$ (291,742)

As of December 31, 2003, the portfolio carried $882.5 million in gross unrealized gains relative to $(170.3) million in unrealized losses. The $712.2 million net unrealized gain as of December 31, 2003 is a $177.6 million improvement over the $534.6 million in net unrealized gains at year-end 2002, reflecting improvement in corporate bond prices, particularly in lower-rated issues and industries that suffered last year, such as the airline sub-sector. The marked improvement in the Transportation sector contributed to a net unrealized gain of $12.7 million as of year-end 2003, versus a net unrealized loss of $(11.4) million at year-end 2002. A brief discussion concerning the sectors of the Company's fixed securities holdings is as follows:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals, paper and forest products industries. Broadly, these industries supply commodity products for use as an end product or as input for higher value-added goods. Demand typically fluctuates with the strength of the economy. Some sub-sectors have seen recent strength in commodity pricing, which has coincided with the improving economy. In 2003, the metals sub-sector has most enjoyed the benefits of pricing gains while papers and chemicals have lagged. With oil and gas prices continuing to hover near recent record levels, chemical companies could suffer from higher raw material prices going forward. Many paper and forest product companies are under pressure to reduce debt levels. A more robust economy is expected to help most industry participants, though spreads for many issuers may have already factored in the anticipated economic rebound. The Company's portfolio is generally comprised of companies with specialty niches or dominant industry positions that may allow them to withstand market weakness and avoid significant market-value deterioration.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)
o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing and environmental sectors. Aerospace continues to be negatively affected by geopolitical concerns and a challenged airline industry. Defense, on the other hand, is benefiting from the recent military buildup and increased budgets for homeland defense. Building materials continue to suffer from reduced commercial construction. Construction machinery and agricultural equipment has seen improvement in demand globally, and this sub-sector has seen improved balance sheets and operational efficiencies as these firms are well positioned for a market recovery. In the environmental service sub-sector, poor economic conditions have adversely affected volume and revenue growth, yet companies in this sub-sector continue to apply free cash flow to improve their financial flexibility. While the capital goods sub-sectors have had varying operating histories, the Company is comfortable with its issuer concentration and prospects.

o

Communications: The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline. After a difficult 2002, especially in telecommunications, the sector rebounded in 2003 in terms of operating performance, credit quality, ratings and bond prices. Indeed, these four sub-sectors were among the best performing corporate sectors in 2003. The Company's overall strategy has been to overweight companies with stronger balance sheets and higher levels of free cash flow, such as: the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the expanding and more recession-resistant cable sector. Although the telecommunications sub-sector remains subject to negative operating trends resulting from increased competition and technological substitution, and certain companies have begun to place more emphasis on actions that could benefit shareholders at the expense of bondholders, the Company believes that credit quality should be relatively stable due to strong free cash flows, further boosted by anticipated improvements in the economy. The Company presently intends to hold stressed but performing investments in this sector through recovery.

o

Consumer Cyclicals: Consumer Cyclicals is a large and diverse sector comprised the automotive, entertainment, gaming, home construction, service and textile sub-sectors. Despite strong unit sales volume, the automotive sub-sector continues to experience weak fundamentals as a result of increasing competition. Following a weak first quarter in 2003, the entertainment and gaming sub-sectors exhibited improved results for the last three quarters supported by more positive consumer sentiment and travel spending. The homebuilding industry continues to perform well, benefiting from the historically low interest rate environment. The Company continues to closely watch sector performance and has positioned its portfolio to focus on industry leaders.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer products, food and beverage, healthcare, pharmaceutical and supermarket companies. The Company's primary exposure in this sector is in supermarkets. Supermarket operating performance continues to be impacted from a change in the competitive structure of the industry. Consumers have turned away from traditional grocers and towards non-traditional food retailers such as supercenters and membership clubs. In fact, membership clubs and supercenters have captured almost one-third of the traditional grocery business. Despite this structural change, free cash flow supports investment quality in the supermarket sub-sector. Throughout 2003, the Company increased its holdings in consumer products, food and beverage, healthcare and pharmaceuticals. The Company's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

o

Energy: The Energy sector encompasses the oil and gas industries. These industries can be further divided into exploration and production ("E&P"), refining and marketing ("R&M") and oilfield services. The Company's holdings are concentrated in E&P and large integrated companies which have benefited from a sustained period of high commodity prices resulting from geopolitical uncertainty, disruptions to production, a colder than expected winter and reduced finding efforts. In an effort to reduce the risk associated with politically unstable regions, the portfolio is concentrated in globally diversified enterprises or large to medium North American players. The Company is comfortable with the quality and composition of its predominantly North American-based energy holdings.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)
o

Finance: The Finance sector encompasses banks, independent and noncaptive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs"). With few exceptions, bonds in this broad sector continued to perform well in the fourth quarter of 2003. Bank earnings were stronger, mostly owing to continued strong consumer loan demand, lower provisioning for credit losses and increased investment banking activities. In addition, net interest margins stabilized, reversing its negative trend over several prior quarters. Credit quality measures - delinquencies, non-performing assets and charge-offs - also had another strong quarter in both the commercial and consumer sectors. Finance companies continued to be positively impacted by the low interest rate environment and improved credit quality. Broker-dealers posted a strong fourth quarter, as revenues from fixed income trading/sales remained healthy, while equity trading/sales benefited from an improved stock market. Broker-dealers also reported increased mergers and acquisitions activity and continued to keep costs under control. Life insurers posted improved earnings as the industry benefited from lower investment losses and improvement in the equity markets, which resulted in increased assets under management and improved variable product sales. However, life insurance companies continue to face challenges due to the low interest rate environment. Property and Casualty insurers reported strong results from a positive pricing environment in both personal and commercial lines and from low catastrophe experience in the fourth quarter. REIT performance has been strong due to the defensive nature of the underlying assets as well as, conservative credit covenants and policies.

o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers, as well as computer software and services manufacturers. Fundamentals in the Technology sector have been improving. However, sector analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of personal computers, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. There was a modest improvement in information technology ("IT") spending during 2003. Helped by an improving economy, IT spending is expected to increase throughout 2004, after several years of depressed demand. The Company remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation sector includes airlines, railroads, trucking and shipping companies. After a couple of years of weak operating performance, the airline sub-sector rebounded in 2003. Market sentiment improved dramatically throughout the year as increased traffic combined with stronger liquidity profiles at most of the major airlines. Also, the Chapter 11 risk for the major non-bankrupt carriers, including American Airlines, waned in 2003, which gave a vote of confidence for the industry. Despite the vast improvement in airline operating performance, the industry remains challenged by low cost carriers, overcapacity and high operating costs. The Company generally lends to the airline industry on a secured basis. Thus, recovery values are based on the supporting collateral. The Company continues to work towards recovery of stressed investments in the airline sub-sector and its analysis indicates that current carrying values are adequately supported by recovery prospects.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. Lingering issues from the California energy crisis, the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and SEC investigations, accounting restatements, accounting rule changes and shareholder litigation continue to impact credit quality in the sector, although less so than in 2002. In 2003, there were a number of bankruptcy filings by sector participants. However, recovery rates in these bankruptcies was unusually high, reflecting strong underlying asset values in the sector. In addition, certain high profile refinancings improved sector liquidity and, in general, prices of power sub-sector bonds also improved. The Company's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies. In cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics continue to support the Company's holdings in this sector. The Company expects the sector to benefit in the intermediate term from a continued focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance. Progress in sector restructuring supports the Company's present intention to hold its positions until maturity or recovery.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)
o

ABS & MBS Securities: The asset-backed securities ("ABS") and mortgage-backed securities ("MBS") sector is comprised of structured finance securities backed by pools of loans or other obligations. The underlying loans, which may include residential mortgage loans, automobile loans, credit card loans, aircraft leases, and other obligations are generally grouped by loan purpose for securitization. For example, a single ABS could be backed by automobile loans, while another could be backed by credit card loans. Collateral debt obligations ("CDOs") are a separate type of ABS generally backed by pools of investment-grade corporate, high yield, bank loan or asset-backed securities in cash or synthetic form. Due to subordination, overcollateralization, and other credit enhancements, senior ABS usually have an investment-grade rating, and are often rated AAA. However, the level of credit enhancement may deteriorate over time as a result of loan delinquencies and defaults within the structure. The majority of the Company's write-downs in this sector in 2003 were due to ABS backed by franchise loans and aircraft leases, where the level of subordination was insufficient to protect against a severe decline in the value of the underlying collateral. Several CDO holdings also contributed to write-downs as defaults on securities backing the CDOs were higher than originally estimated, causing the value of the CDOs to drop. The Company continues to actively manage these securities. The Company's analysis indicates that carrying values of stressed ABS and CDO holdings are supported by underlying collateral valuations.

The Securities Valuation Office (SVO) of the NAIC evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's ("S&P") and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment-grade securities.

As of December 31, 2003 and 2002, the majority of the Company's fixed maturity investments were investment grade, with 93.7% and 95.1%, respectively, of fixed maturity securities classified as Category 1 and 2 by the SVO. The Company's below-investment-grade bonds were 6.3% and 4.9% of fixed maturity investments and 5.6% and 4.3% of total invested assets as of December 31, 2003 and 2002, respectively. The fair value of investments in SVO categories 3-6 increased by $299.6 million from 2002 to 2003, primarily as a result of improvement in market prices of the Company's below-investment-grade holdings.

The following table provides the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating designation as of December 31, (in 000's):
SVO Rating	S&P Equivalent Designation	Fair Value of Securities	% of Total	Fair Value of Securities	% of Total
		2003		2002 - Restated
1	AAA/AA/A	$ 11,291,751	59.2%	$ 11,096,669	60.2%
2	BBB	6,584,836	34.5%	6,438,778	34.9%
3	BB	661,352	3.4%	559,860	3.0%
4	B	293,890	1.5%	187,900	1.0%
5	CCC and Lower	164,176	0.9%	61,897	0.3%
6	In or near default	89,097	0.5%	99,261	0.6%
		$ 19,085,102	100.0%	$ 18,444,365	100.0%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The composition by credit quality of the securities with gross unrealized losses in the Company's fixed maturity securities portfolio was as follows at December 31, 2003 and December 31, 2002 (in 000's):

SVO Rating	S&P Equivalent Designation	Fair Value of Securities with Unrealized Losses	Percent of Total	Unrealized Losses	% of Total
December 31, 2003
1	AAA/AA/A	$ 2,397,138	61.4%	$ (76,252)	44.8%
2	BBB	1,117,091	28.6%	(34,694)	20.4%
3	BB	111,830	2.9%	(8,043)	4.7%
4	B	131,813	3.4%	(24,623)	14.5%
5	CCC and Lower	102,749	2.6%	(8,355)	4.9%
6	In or near default	41,193	1.1%	(18,352)	10.7%
		$ 3,901,814	100.0%	$ (170,319)	100.0%

December 31, 2002 - Restated
1	AAA/AA/A	$ 1,334,494	49.3%	$ (54,884)	18.8%
2	BBB	798,563	29.5%	(72,356)	24.8%
3	BB	357,694	13.2%	(78,223)	26.8%
4	B	99,935	3.7%	(34,373)	11.8%
5	CCC and Lower	53,872	2.0%	(28,437)	9.7%
6	In or near default	60,737	2.3%	(23,469)	8.1%
		$ 2,705,295	100.0%	$ (291,742)	100.0%

At December 31, 2003, $110.9 million, or 65.2%, of the gross unrealized losses were on securities rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and are generally temporary. The Company's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset impairment process. Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value that has been below 80% of amortized cost for more than six months are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. The Company's process focuses on issuer operating performance and overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on issuer financial ratios, including leverage and coverage measures specific to an industry and relative to any investment covenants. The Company's analysis also assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Company has a Credit Committee that includes members from its Investment, Finance and Actuarial functions. The Credit Committee meets and reviews the results of the Company's impairment analysis on a quarterly basis.

Securities that have been triggered for the asset review process may be determined to be impaired or placed on a watchlist for monitoring.  Should it be determined that a security is impaired, the Company may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value. The Company incurred write-downs of fixed maturities totaling $58.1 million for other-than-temporary impairment for the year ended December 31, 2003, compared to $94.4 million in write-downs for the year ended December 31, 2002.  The write-downs in 2003 reflected impairments primarily relating to the Transportation sector, as well as ABS backed by franchise loans and aircraft leases. Realized losses on the voluntary sale of fixed maturity securities totaled $44.9 million for the year ended December 31, 2003.  In comparison, realized losses on the voluntary sale of fixed maturity securities were $134.9 million for the year ended December 31, 2002.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The fair value of fixed maturity securities with unrealized losses by maturity date were as follows (in 000's):

	December 31, 2003		December 31, 2002 - Restated
	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses
Due in one year or less	$ 5,461	$ (141)	$ 180,339	$ (3,041)
Due after one year through five years	562,683	(18,843)	514,844	(58,720)
Due after five years through ten years	1,023,058	(38,808)	524,362	(88,268)
Due after ten years	883,931	(41,058)	508,935	(58,307)
	2,475,133	(98,850)	1,728,480	(208,336)
Asset-backed securities	1,426,681	(71,469)	976,815	(83,406)
Total	$ 3,901,814	$ (170,319)	$ 2,705,295	$ (291,742)

The Company's mortgage holdings amounted to $972.1 million and $948.5 million at December 31, 2003 and 2002, respectively, representing 4.5% and 4.5%, respectively, of total invested assets. All but one of the Company's mortgage holdings at December 31, 2003 were in good standing. The one restructured mortgage carried at $6.6 million is current on all principal and interest payments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This discussion covers market risk associated with investment portfolios that support the Company's general account liabilities. This discussion does not cover market risk associated with those investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes market risk.

General

The assets of the general account are available to support general account liabilities. For purposes of managing these assets in relation to these liabilities, the Company segments these assets by product or by groups of products. The Company manages each segment's assets based on an investment policy statement that it has established for that segment. The policy statement covers the segment's liability characteristics and liquidity requirements, provides cash flow estimates, and sets targets for asset mix, duration and quality. Each quarter, Investment and business unit managers review these policies to ensure that the policies remain appropriate, taking into account each segment's liability characteristics.

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

Interest rate risk management

The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds and money market instruments. The Company's fixed income portfolios also hold securitized assets, including MBS and ABS. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments, such as interest-only, principal-only, inverse floater or residual tranches. As a result of commercial mortgage securitization transactions involving assets formerly owned by the Company, the Company has retained subordinated interest certificates and interest-only certificates.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Interest rate risk management (continued)

Changes in the level of domestic interest rates affect the market value of fixed interest assets and liabilities. Segments whose liabilities mainly arise from the sale of products containing interest rate guarantees for certain terms are sensitive to changes in interest rates. In these segments, the Company uses ''immunization'' strategies, which are specifically designed to minimize loss from wide fluctuations in interest rates. The Company supports these strategies using analytical and modeling software acquired from outside vendors.

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

The Company's Interest Rate Risk Committee meets monthly. After reviewing duration analyses, market conditions and forecasts, the Committee develops specific asset management strategies for its interest-sensitive portfolios. These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between liabilities and related assets of particular segments. The Company manages these mismatches to a tolerance range of plus or minus 1.0.

Asset strategies may include the use of Treasury futures, options or interest rate swaps to adjust the duration profiles for particular portfolios. All derivative transactions are conducted under written operating guidelines and are marked to market. Total positions and exposures are reported to the Company's board of directors on a quarterly basis. The counterparties to hedging transactions are highly rated financial institutions, with respect to which the risk of the Company incurring losses related to credit exposures is considered remote.

Fixed interest liabilities held in the Company's general account at December 31, 2003 had a fair value of $17,294.1 million. Fixed income investments supporting those liabilities had a fair value of $18,175.3 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2003. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $612.4 million and the corresponding assets would show a net increase of $767.9 million.

By comparison, fixed interest liabilities held in the Company's general account at December 31, 2002 had a fair value of $17,714.1 million. Fixed income investments supporting those liabilities had a fair value of $18,028.6 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2002. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $572.8 million and the corresponding assets would show a net increase of $553.1 million.

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

Based on its processes for analyzing and managing interest rate risk, the Company's management believes its exposure to interest rate changes will not materially affect its near-term financial position, results of operations or cash flows.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Equity and foreign currency exchange risk

The Company's GIC products, previously marketed overseas, introduced exposure to equity and foreign currency exchange risk. This is in addition to the traditional interest rate risk discussed previously. All of this exposure has been hedged through interest rate, currency and equity swaps. The terms of each GIC such as interest rate, interest payment dates, maturity and redemption dates and currency denomination are identical to the terms of the swaps. The GIC (liability) is swapped back to a U.S. dollar fixed liability through the requisite derivative contracts. All foreign currency is swapped back to fixed U.S. dollars, all floating rate payments are swapped to fixed rate payments, and any equity returns that the Company is required to pay (receive) on the GIC are received from (paid to) the swap. These interest rate, equity-linked and currency exchange swaps hedge the Company's exposure to interest, equity and foreign currency risks.

The Company utilizes purchased put options on the S&P 500 Index to hedge against stock market exposure inherent in the mortality and expense risk charges and guaranteed minimum death benefit features contained within some of its variable annuity products. At December 31, 2003 and 2002, the fair value of these options was $65.6 million and $213.2 million, respectively. The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options by $19.0 million and $29.0 million at December 31, 2003, and 2002, respectively. A negative shift in the market of 10% would increase the market value by $26.0 million and $35.0 at December 31, 2003 and 2002, respectively.

At December 31, 2003 and December 31, 2002, the Company had $1.5 billion and $1.2 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the S&P 500 Index. The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

The Company manages the equity risk inherent in its assets relative to the equity risk inherent in its equity-indexed annuity liabilities by conducting detailed computer simulations that model its S&P 500 Index derivatives and its equity-indexed annuity liabilities under stress-test scenarios in which both the index level and the index option implied volatility are varied through a wide range. Implied volatility is a value derived from standard option valuation models representing an implicit forecast of the standard deviation of the returns on the underlying asset over the life of the option or future. The fair values of S&P 500 Index linked securities, derivatives and annuities are produced using standard derivative valuation techniques. The derivative portfolios are constructed to maintain acceptable interest margins under a variety of possible future S&P 500 Index levels and option or future cost environments. In order to achieve this objective and limit its exposure to equity price risk, the Company measures and manages these exposures using methods based on the fair value of assets and the price appreciation component of related liabilities. The Company uses derivatives, including futures, options and total return swaps, to hedge its net exposure to fluctuations in the S&P 500 Index

Based upon the information and assumptions the Company used in its stress-test scenarios at December 31, 2003 and 2002, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $1.0 million and $0.4 million, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will decrease by approximately $0.2 million and $0.7 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets, including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Item 8. Financial Statements and Supplementary Data.

Financial statements in the form required by Regulation S-X are set forth below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

For the years ended December 31,

	2003	2002 Restated	2001 Restated

Revenues
Premiums and annuity considerations	$ 60,518	$ 43,574	$ 41,009
Net investment income	1,208,750	1,185,210	555,054
Net derivative loss	(203,200)	(159,285)	(10,056)
Net realized investment gains (losses)	134,085	(38,966)	14,630
Fee and other income	319,596	390,691	295,064

Total revenues	1,519,749	1,421,224	895,701

Benefits and expenses
Interest credited	783,999	704,690	276,295
Interest expense	120,905	106,043	94,422
Policyowner benefits	201,248	221,162	134,900
Other operating expenses	184,472	237,797	162,556
Amortization of deferred acquisition costs and value of business acquired	98,398	251,513	139,034

Total benefits and expenses	1,389,022	1,521,205	807,207

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principles	130,727	(99,981)	88,494

Income tax expense (benefit):
Federal	27,366	(59,449)	20,713
State	823	1,265	(1,313)
Income tax expense (benefit)	28,189	(58,184)	19,400

Net income (loss) before cumulative
effect of change in accounting principles	102,538	(41,797)	69,094

Cumulative effect of change in accounting principles, net of tax benefit (expense) of $4,064 and $(2,799) in 2003 and 2001, respectively	(7,547)	-	5,198

Net income (loss)	$ 94,991	$ (41,797)	$ 74,292

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

December 31,

ASSETS	2003	2002 Restated
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $16,338,241 and $15,954,813 in 2003 and 2002, respectively)	$ 16,858,414	$ 16,423,020
Trading fixed maturities at fair value (amortized cost of $1,434,654 and $1,354,969 in 2003 and 2002, respectively)	1,527,619	1,404,825
Subordinated note from affiliate held-to-maturity (fair value of $699,069 and $616,520 in 2003 and 2002, respectively)	600,000	600,000
Short-term investments	24,662	178,017
Mortgage loans	972,102	948,529
Derivative instruments - receivable	400,037	408,832
Limited partnerships	330,562	481,557
Equity securities	1,452	1,127
Real estate	84,421	79,783
Policy loans	692,887	682,029
Other invested assets	46,996	40,026
Cash and cash equivalents	513,454	725,550
Total investments	22,052,606	21,973,295

Accrued investment income	285,224	256,569
Deferred policy acquisition costs	889,601	795,648
Value of business acquired	22,391	57,692
Goodwill	705,202	705,202
Deferred federal income taxes	-	20,507
Receivable for investments sold	37,049	110,621
Reinsurance receivable from affiliate	1,741,962	-
Other assets	371,474	208,329
Separate account assets	17,521,009	15,718,113

Total assets	$ 43,626,518	$ 39,845,976

LIABILITIES

Contractholder deposit funds and other policy liabilities	$ 18,317,422	$ 17,952,084
Future contract and policy benefits	716,819	717,673
Payable for investments purchased	261,673	365,446
Accrued expenses and taxes	73,111	117,519
Deferred federal income taxes	18,897	-
Long-term debt	40,500	-
Long-term debt payable to affiliates	1,025,000	1,025,000
Partnership capital securities	607,826	607,826
Reinsurance payable to affiliate	1,741,962	-
Derivative instruments - payable	248,272	399,906
Other liabilities	196,401	163,973
Separate account liabilities	17,509,294	15,700,969

Total liabilities	40,757,177	37,050,396

Commitments and contingencies - Note 18

STOCKHOLDER'S EQUITY

Common stock, $1,000 par value - 10,000 shares authorized; 6,437 shares issued and outstanding in 2003 and 2002	$ 6,437	$ 6,437
Additional paid-in capital	2,071,888	2,071,888
Accumulated other comprehensive income	227,681	248,911
Retained earnings	563,335	468,344

Total stockholder's equity	2,869,341	2,795,580

Total liabilities and stockholder's equity	$ 43,626,518	$ 39,845,976

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the years ended December 31,

	2003	2002 Restated	2001 Restated

Net income (loss)	$ 94,991	$ (41,797)	$ 74,292
Other comprehensive income
Net change in unrealized holding gains (losses) on
available-for-sale securities, net of tax and policyholder amounts	158,442	208,297	(24,383)
Reclassification adjustments of realized investment (gains) losses into net income (loss)	(179,672)	34,767	(8,319)

Other comprehensive (loss) income	(21,230)	243,064	(32,702)

Comprehensive income	$ 73,761	$ 201,267	$ 41,590

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the years ended December 31,

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2000	$ 6,437	$ 265,411	$ 38,549	$ 450,849	$ 761,246

Acquisition of Keyport Life (note 2)		1,706,477			1,706,477
Net income - Restated				74,292	74,292
Dividends declared - Restated				(15,000)	(15,000)
Other comprehensive loss - Restated			(32,702)		(32,702)
Balance at December 31, 2001 -Restated	$ 6,437	$ 1,971,888	$ 5,847	$ 510,141	$ 2,494,313

Net loss - Restated				(41,797)	(41,797)
Additional paid-in-capital - Restated		100,000			100,000
Other comprehensive income - Restated			243,064		243,064

Balance at December 31, 2002 - Restated	$ 6,437	$ 2,071,888	$ 248,911	$ 468,344	$ 2,795,580

Net income				94,991	94,991
Other comprehensive loss			(21,230)		(21,230)

Balance at December 31, 2003	$ 6,437	$ 2,071,888	$ 227,681	$ 563,335	$ 2,869,341

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31,

	2003	2002 Restated	2001 Restated

Cash Flows From Operating Activities:
Net income (loss) from operations	$ 94,991	$ (41,797)	$ 74,292
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization (accretion) of discount and premiums	112,761	58,246	(7,185)
Amortization of DAC and VOBA	98,398	251,513	139,034
Depreciation and amortization	1,730	1,876	1,602
Non cash derivative activity	144,091	231,131	(36,010)
Net realized (gains) losses on investments	(134,085)	38,966	(14,630)
Net unrealized gains on trading investments	(63,573)	(111,740)	(112,802)
Net change in unrealized and undistributed losses in private equity limited partnerships	15,789	17,186	5,413
Interest credited to contractholder deposits	781,834	701,505	283,231
Deferred federal income taxes (benefits)	43,029	(44,316)	104,324
Cumulative effect of change in accounting principles, net of tax	7,547	-	(5,198)
Changes in assets and liabilities:
Deferred acquisition costs	(263,762)	(288,463)	(155,263)
Accrued investment income	(28,655)	(5,038)	1,481
Other assets	(11,709)	(59,560)	(46,425)
Future contract and policy benefits	(854)	25,584	(23,255)
Other, net	138,765	28,055	75,227
Net purchases of trading fixed maturities	(60,321)	(369,794)	(372,352)
Net cash provided by (used in) operating activities	875,976	433,354	(88,516)

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	13,004,400	11,137,476	2,905,931
Net cash from sale of subsidiary	1,500	3,331	-
Other invested assets	127,944	152,512	3,131
Mortgage loans	339,735	234,191	112,767
Real estate	14,275	6,036	10,009
Purchases of:
Available-for-sale fixed maturities	(13,414,490)	(12,867,827)
(2,322,734)

Subsidiaries	-	-	(4,965)
Other invested assets	(4,926)	(233,255)	(29,776)
Mortgage loans	(338,627)	(249,867)	(184,787)
Real estate	(16,153)	(3,634)	(16,284)
Changes in other investing activities, net	5,100	(8,109)	1,285
Net change in policy loans	(10,858)	(3,406)	(3,894)
Net change in short-term investments	153,355	(81,713)	8,782

Net cash (used in) provided by investing activities	$ (138,745)	$ (1,914,265)	$ 479,465

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31,

	2003	2002 Restated	2001 Restated

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 2,461,677	$ 3,627,924	$ 2,010,861
Withdrawals from contractholder deposit funds	(3,411,004)	(3,116,836)	(2,366,475)
Issuance of long-term debt	-	460,000	-
Net change in securities lending	-	(1,152,861)	30,900
Dividends paid to stockholder	-	-	(15,000)
Additional capital contributed	-	100,000	-
Net cash used in financing activities	(949,327)	(81,773)	(339,714)

Net change in cash and cash equivalents	(212,096)	(1,562,684)	51,235

Cash and cash equivalents, beginning of year	725,550	2,288,234	390,056

Cash acquired from acquisition through merger of Keyport Life Insurance Company	-	-	1,846,943

Cash and cash equivalents, end of year	$ 513,454	$ 725,550	$ 2,288,234

Supplemental Cash Flow Information
Interest paid	$ 118,302	$ 107,358	$ 94,422

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Sun Life Assurance Company of Canada (U.S.) ("SLUS") was incorporated in 1970 as a life insurance company domiciled in the State of Delaware. On April 3, 2003, SLUS and its affiliate Keyport Life Insurance Company ("Keyport"), filed a Form D (Prior notice of Transaction) with the Division of Insurance Department of Business Regulation of the State of Rhode Island and filed similar documents with the Delaware Department of Insurance. Both filings sought regulatory approval for the merger of Keyport with and into SLUS. On December 31, 2003 at 5:00 p.m., SLUS and Keyport completed the merger. Pursuant to the Merger Agreement, Keyport merged with and into SLUS with SLUS as the surviving company ("the Company"). The Company is licensed and authorized to write all business that was previously written by Keyport and SLUS. The merger has no effect on the existing rights and benefits of policyholders or contractholders from either company. Both Keyport and SLUS were direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. ("SLC U.S. Holdings"), and indirect wholly-owned subsidiaries of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

The following summarizes the results of operations and total assets as of and for the year ended December 31, 2003:
	Keyport	SLUS	Surviving Entity
Total revenues	$ 893,846	$ 625,903	$ 1,519,749
Total expenditures	764,596	624,426	1,389,022
Pretax income	129,250	1,477	130,727

Net income	$ 76,452	$ 18,539	$ 94,991

Total Assets	$ 21,084,746	$ 22,541,772	$ 43,626,518

The merger was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Under SFAS No. 141, transfers of net assets and exchanges of shares between entities under common control are recorded at their carrying amounts at the date of transfer. The financial statements of prior periods have been restated to give effect to the merger as of November 1, 2001, the date on which the companies came under common control.

The impact of the merger with Keyport (decreased) increased net income by $(22.6) million and $87.7 million for the years ended December 31, 2002 and 2001, respectively.

As of December 31, 2003, the Company was licensed in 49 states and certain other territories. In addition, the Company's wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is licensed in New York. The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts ("GICs"), group life, group disability and stop loss insurance, and other asset management services.

The Company is a wholly-owned subsidiary of SLC (U.S.) Holdings, which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company domiciled in Canada, which reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, SLF, is now the ultimate parent of SLOC and the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies.

The consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2003, the Company owned all of the outstanding shares of SLNY, Sun Benefit Services Company, Inc. ("SBSC"), Sun Capital Advisers, Inc. ("SCA"), Sun Life of Canada (U.S.) SPE 97-1, Inc. ("SPE 97-1), Sun Life of Canada (U.S.) Holdings General Partner LLC ("the General Partner"), Clarendon Insurance Agency, Inc. ("Clarendon"), and Independence Life and Annuity Company ("Independence Life"). The General Partner is the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I ('the Partnership") and as a result, the Partnership is consolidated with the results of the Company.

SLNY is engaged in the sale of individual fixed and variable annuity contracts, variable universal life insurance, and group life, group disability insurance and stop loss contracts in its state of domicile, New York. SBSC became an inactive subsidiary 2002. SCA is a registered investment adviser. SPE 97-1 was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. The General Partner is the sole general partner of the Partnership. The Partnership was established to purchase subordinated debentures issued by the Company's parent, SLC U.S. Holdings, and to issue Partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I, ("Capital Trust I"). Clarendon is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. Independence Life is a life insurance company that sold variable and whole life insurance products.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates are those used in determining the fair value of financial instruments, deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), the liabilities for future contract and policyholder benefits and other than temporary impairments of investments. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash and cash equivalents, fixed maturity investments, mortgage loans, equity securities, off balance sheet financial instruments, debt, loan commitments and financial guarantees. These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily include cash, commercial paper, money market investments and short-term bank participations. All such investments have maturities of three months or less when purchased and are considered cash equivalents for purposes of reporting cash flows.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the time of purchase, fixed maturity securities are classified based on intent as either held-to-maturity, trading or available-for-sale. In order for the security to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity. Securities held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading. Trading securities are carried at aggregate fair value with changes in unrealized gains or losses reported as a component of net investment income. Securities that do not meet the held-to-maturity or trading criterion are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains or losses reported in other comprehensive income.

Fair values for publicly traded securities are obtained from external market quotations. For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturities repayment and liquidity characteristics. All security transactions are recorded on a trade date basis.

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligation of the security. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired security for additional impairment, if necessary. Other-than-temporary impairments are reported as a component of net realized investment gains (losses).

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

Policy loans are carried at the amount of outstanding principal balance. Policy loans are collateralized by the related insurance policy and do not exceed the excess of the net cash surrender value of such policy.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments in private equity limited partnerships are accounted for on either the cost or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%.

The Company uses derivative financial instruments including swaps and options as a means of hedging exposure to interest rate, currency and equity price risk. Derivatives are carried at fair value and changes in fair value are recorded as a component of derivative income.

Realized gains and losses on the sales of investments are recognized in operations at the date of sale and are determined using the specific cost identification method. When an impairment of a specific investment is determined to be other-than-temporary, a realized investment loss is recorded. Changes in the provision for estimated losses on mortgage loans and real estate are included in net realized investment gains and losses.

Interest income is recorded on the accrual basis. Investments are placed in a non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of principal and interest is doubtful. When an investment is placed in non-accrual status, all interest previously accrued is reversed against current period interest income. Interest accruals are resumed on such investments only when they are brought fully current with respect to principal and interest, have performed on a sustained basis for a reasonable period of time, and when, in the judgment of management, the investments are estimated to be fully collectible as to both principal and interest.

DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions, underwriting and other costs, which vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity and GICs, and universal and variable life products are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges and direct variable administrative expenses. This amortization is reviewed periodically and adjusted retrospectively when the Company revises the actual profits and its estimate of future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments.

DAC for each product is reviewed to determine if it is recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC adjustments were $(79.2) million and $(39.9) million at December 31, 2003 and 2002, respectively.

VALUE OF BUSINESS ACQUIRED

VOBA represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Interest is accrued on the unamortized balance at the average interest crediting rate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VALUE OF BUSINESS ACQUIRED (CONTINUED)

VOBA is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). VOBA adjustments were $(27.5) million and $(32.9) million at December 31, 2003 and 2002, respectively.

GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of Keyport on October 31, 2001 by SLC (U.S.) Holdings. Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, goodwill is no longer amortized and is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2003 and concluded that these assets are not impaired. The Company used the actuarial appraisal method, with assumptions and discount rates reflective of current market conditions and determined that the fair value of the Company was at least equal to the carrying value. The Company also compared the results of that valuation to a range of values based on historical multiples, and found them to be consistent with the results of the actuarial appraisal method. Goodwill is allocated to the Company's Wealth Management Segment.

OTHER ASSETS

Property, equipment, leasehold improvements and capitalized software costs that are included in other assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 10 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements. Intangible assets and reinsurance receivables from reinsurance ceded are also included in other assets.

Intangible assets acquired primarily consist of state insurance licenses ($10.1 million) that are not subject to amortization. The remaining $2.0 million of intangible assets relate to product rights that have a weighted-average useful life of 7 years.

POLICY LIABILITIES AND ACCRUALS

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities, single premium whole life policies and GICS. The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments and withdrawals. The liability is before the deduction of any applicable surrender charges.

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

Future contract and policy benefits are liabilities for traditional life, health and stop loss products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon the Company's experience and industry standards.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE AND EXPENSES

Premiums for traditional individual life products are considered revenue when due. Premiums related to group life, stop loss and group disability insurance are recognized as revenue pro-rata over the contract period. The unexpired portion of these premiums is recorded as unearned premiums. Revenue from universal life-type products and investment-related products includes charges for the cost of insurance (mortality), initiation and administration of the policy and surrender charges. Revenue is recognized when the charges are assessed except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

Other than DAC, benefits and expenses related to traditional life, annuity and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and spread income recognition over expected policy lives. For universal life-type and investment-type contracts, expenses include interest credited to policyholders' accounts and death benefits in excess of account values, which are recognized as incurred.

Fees from investment advisory services are recognized as revenues when the services are provided.

INCOME TAXES

For the 2003 tax year, as in prior years, SLUS will participate in the consolidated federal income tax return with Sun Life of Canada - US Operations Holdings, Inc. ("SLOC U.S. Operations Holdings") and other affiliates. For 2003, Keyport will continue to file a separate consolidated return with its affiliate, Independence Life. Effective for the tax year 2004, the combined entity will participate in the consolidated federal income tax return with SLOC U.S. Operations Holdings. Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by SFAS No. 109, "Accounting for Income Taxes." These differences primarily result from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

SEPARATE ACCOUNTS

The Company has established separate accounts applicable to various classes of contracts providing for variable benefits. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Contracts for which funds are invested in separate accounts include variable life insurance and individual and group qualified and non-qualified variable annuity contracts. Investment income and changes in mutual fund asset values are allocated to policyholders; and therefore do not affect the operating results of the Company. Assets held in the separate accounts are carried at fair value and the investment risk of such securities is retained by the contractholder. The Company earns separate account fees for providing administrative services and bearing the mortality risks related to these contracts.

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2003 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities," that are classified as either available-for-sale or held-to-maturity.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary. For further discussion, see disclosures in Note 4.

In June 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 was effective July 1, 2003 for the Company. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations.

In April 2003, the FASB issued guidance in Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments" ("DIG B36"), that addresses the instances in which bifurcation of an instrument into a debt host contract and an embedded derivative is required. The effective date of DIG B36 was October 1, 2003. The adoption of DIG B36 did not have a material effect on the Company's financial position or results of operations.

On March 14, 2003, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements other than those specifically described in FASB Statement No. 97." This proposed SOP provides guidance on accounting by insurance companies for DAC on internal replacements other than those specifically described in FASB Statement No. 97. This proposed SOP is effective for fiscal years beginning after December 15, 2004. The Company is in the process of evaluating the provision of this proposed SOP and its impact to the Company's financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN No. 46 and, subject to certain special provisions, is effective no later than the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIE's. Early adoption is permitted. The Company adopted FIN No. 46 and FIN 46R in the fourth quarter of 2003. Implementation of FIN No. 46 and FIN 46R resulted in the consolidation of two variable interest entities ("VIE's") and increased total consolidated assets by $67.8 million at December 31, 2003. As required by FIN No. 46 and FIN 46R, the difference between the carrying amount of the assets and the fair value of the VIE's resulted in a cumulative effect of change in accounting principles, net of tax, of $7.5 million as of the date of adoption.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Company is not the primary beneficiary in any VIEs other than the two entities that were discussed above. The Company does have a greater than or equal to 21% involvement in 11 VIEs at December 31, 2003. The Company is a creditor in 8 trusts, 2 limited liability companies and one special purpose entity that were used to finance commercial mortgages, franchise receivables, auto receivables and equipment used in utility generation. The Company's maximum exposure to loss related to all of these VIEs is the investments' carrying value, which was $42.1 million at December 31, 2003. The notes mature between June 2004 and December 2035. See Note 4 for additional information with respect to leveraged leases.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. Disclosure requirements under FIN No. 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN No. 45. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of FIN No. 45 did not have a material impact on the Company.

In July 2002, the AICPA issued Statement of Position 03-1 ("SOP 03-1"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003. The Company is in the process of evaluating the provisions of SOP 03-1 and its impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements changed the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Use of the pooling-of-interests method is prohibited. Second, SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the Company's adoption of SFAS No. 142, which was January 1, 2002. Adopting SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities including fair value hedges and cash flow hedges. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

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

2. MERGERS, ACQUISITIONS AND DISPOSITIONS

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

2. MERGERS, ACQUISITIONS AND DISPOSITIONS (CONTINUED)

The Company is, and Keyport was, a direct wholly-owned subsidiary of SLC (U.S.) Holdings and indirect wholly-owned subsidiaries of SLF. The boards of directors of both the Company and Keyport voted to approve the merger at their meetings on April 24, 2003. Regulatory approval from the States of Rhode Island and Delaware was received on June 11, 2003 and July 21, 2003, respectively. The merger occurred as planned on December 31, 2003, with the Company as the surviving entity. The merger had no effect on the existing rights and benefits of policyholders or contract holders from either company.

On December 31, 2003, Clarendon merged with an affiliate, Keyport Financial Services Corp. ("KFSC"), with Clarendon as the surviving entity. KFSC was a wholly-owned subsidiary of Keyport.

On November 18, 2003, the Company sold its interest in its' wholly-owned subsidiary, Vision Financial Corporation ("Vision"), for $1.5 million. A loss of approximately $1.0 million was realized on this transaction.

On April 1, 2003, Sun Life Financial Services Limited ("SLFSL"), a wholly-owned subsidiary of the Company, ceased operations and SLFSL was liquidated during the fourth quarter of 2003. SLFSL served as marketing administrator for the distribution of offshore products offered by SLOC, an affiliate.

On October 31, 2001, SLC (U.S.) Holdings acquired Keyport and its subsidiaries for approximately $1.7 billion in cash. As part of the acquisition, Sun Life Financial (U.S.) Holdings, Inc. ("SLF (U.S.) Holdings"), another indirect subsidiary of SLOC, acquired Independent Financial Marketing Group, Inc. ("IFMG"). The acquisition of Keyport and IFMG complemented SLF's product array and distribution capabilities and advanced SLF toward its strategic goal of reaching a top ten position in certain target product markets in North America.

This acquisition was accounted for using the purchase method under SFAS No. 141, "Business Combinations." Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at estimated fair value on the date of acquisition. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of November 1, 2001:
Assets:
Fixed-maturity securities	$ 10,609,150
Equity securities	35,313
Mortgage loans	7,216
Policy loans	631,916
Value of business acquired	105,400
Goodwill	714,755
Intangible assets	12,100
Deferred taxes	217,633
Other invested assets	363,586
Cash and cash equivalents	1,846,887
Other assets acquired	465,152
Separate account assets	3,941,527
Total assets acquired	$ 18,950,635
Liabilities:
Policy liabilities	$ 12,052,071
Other liabilities	1,262,045
Separate accounts	3,930,042
Total liabilities assumed	$ 17,244,158
Net assets acquired	$ 1,706,477

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

2. MERGERS, ACQUISITIONS AND DISPOSITIONS (CONTINUED)

In 2002, the Company completed its valuation of certain assets acquired and liabilities assumed. The revisions decreased goodwill by $9.6 million, increased the deferred tax assets by $54.9 million, increased policy liabilities by $13.0 million, increased other liabilities by $13.7 million and reduced investments and other assets by $12.8 million and $5.8 million, respectively.

On December 18, 2002, the Company sold its interest in its wholly-owned subsidiary, Sun Life of Canada (U.S.) Distributors, Inc. ("SLD") to another affiliate, SLF (U.S.) Holdings, for $10.5 million. No gain or loss was realized on this transaction. Effective January 1, 2003, SLD changed its name to MFS/Sun Life Financial Distributors, Inc. ("MFSLF") and thereafter Massachusetts Financial Services Company ("MFS"), an affiliate of the Company, acquired a 50% ownership interest in MFSLF. Total net income of SLD for the years ended December 31, 2002 and 2001 was $4.9 million and $10.2 million, respectively.

On October 9, 2002, SLNY, a wholly-owned subsidiary of the Company, and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department. On December 31, 2002 at 5:00 p.m., SLNY and KBL completed the merger. Pursuant to the Merger Agreement, KBL merged with and into SLNY, with SLNY as the surviving entity. The merger had no effect on the existing rights and benefits of policyholders or contract holders from either company. Keyport, KBL, the Company, and SLNY are, and at all times relevant to the merger were, indirectly wholly-owned subsidiaries of SLOC.

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

In 2003, the Company sold a $100 million note from MFS, an affiliate, to another affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) LLC"), for approximately $109.1 million. The note was included in fixed maturities available-for-sale at December 31, 2002. The note was sold at a gain of $9.1 million.

The Company and its subsidiaries have management services agreements with SLOC which provide that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $73.3 million in 2003, $64.4 million in 2002, and $42.9 million in 2001.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which MFS serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $21.3 million, $24.0 million and $13.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in September 2005 and options to extend the terms for each of twelve successive five year terms at fair market value of the fixed rent for the term, which is ending. Rent received by the Company under the leases amounted to approximately $11.8 million, $11.7 million, and $8.8 million in 2003, 2002 and 2001, respectively. Rental income is reported as a component of net investment income.

As more fully described in Note 7, the Company has been involved in several reinsurance transactions with SLOC.

The Company did not make any dividend payments in 2003 or 2002. In 2001, the Company declared and paid dividends in the amount of $15 million to its parent, SLC (U.S.) Holdings.

On September 24, 2002, the Company received a $100 million capital contribution from its parent, SLC (U.S.) Holdings.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

On July 25, 2002, the Company issued a $380 million promissory note at 5.76% and an $80 million promissory note at 5.71%, both maturing June 30, 2012 to an affiliate, Sun Life (Hungary) LTD. The Company pays interest semi-annually to Sun Life (Hungary) LTD. Total interest paid was $26.5 million and $11.5 million for the years ended December 31, 2003 and 2002, respectively. The proceeds of the notes were used to purchase fixed rate government and corporate bonds.

Effective January 2002, essentially all United States employees of SLOC became employees of the Company. As a result, the Company has assumed most of the salaries and benefits previously incurred by SLOC in the United States. In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $152.2 and $135.1 million for the years ended December 31, 2003 and 2002, respectively.

Management believes inter-company revenues and expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a standalone basis.

At December 31, 2003 and 2002, the Company had $565 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company. The Company expensed $43.3 million for interest on these surplus notes for each of the years ended December 31, 2003, 2002 and 2001, respectively.

During 2003, the Company purchased $80 million in promissory notes from MFS. These promissory notes are included with fixed maturities available-for-sale in the financial statements. The interest rates on these notes range from 2.988% to 3.512% and the terms are from 3-5 years. Interest earned as of December 31, 2003 was $0.6 million.

During 2003, the Company paid $14.6 million in commission fees to MFSLF.

During 2003, 2002 and 2001, the Company paid $64.5 million, $79.4 million and $11.8 million, respectively, in commission fees to IFMG.

The following table lists the details of notes due to affiliates at December 31, 2003 (in 000's):
Type	Principal	Maturity	Rate

Surplus	$ 150,000	12/15/27	6.150%
Surplus	150,000	12/15/15	7.250%
Surplus	7,500	12/15/15	6.125%
Surplus	7,500	12/15/27	6.150%
Promissory	80,000	06/30/12	5.710%
Promissory	380,000	06/30/12	5.760%
Surplus	250,000	11/06/27	8.625%
	$1,025,000

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of fixed maturities was as follows:

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 5,251,364	$ 116,712	$ (71,242)	$ 5,296,834
Foreign Government & Agency Securities	82,774	13,696	(47)	96,423
States & Political Subdivisions	1,693	87	-	1,780
U.S. Treasury & Agency Securities	685,075	13,343	(8,316)	690,102
Subordinated notes from affiliate	80,000	-	(934)	79,066
Corporate securities:
Basic Industry	497,699	25,760	(5,877)	517,582
Capital Goods	600,303	45,999	(1,477)	644,825
Communications	1,214,136	54,673	(7,378)	1,261,431
Consumer Cyclical	1,156,471	66,259	(3,973)	1,218,757
Consumer Noncyclical	551,144	39,761	(719)	590,186
Energy	568,786	33,235	(2,573)	599,448
Finance	2,896,392	120,219	(15,662)	3,000,949
Industrial Other	414,828	15,723	(2,768)	427,783
Technology	79,775	3,235	-	83,010
Transportation	579,351	29,589	(15,540)	593,400
Utilities	1,678,450	90,491	(12,103)	1,756,838
Total Corporate	10,237,335	524,944	(68,070)	10,694,209

Total available-for-sale fixed maturities	$ 16,338,241	$ 668,782	$ (148,609)	$ 16,858,414

Trading fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 96,189	$ 5,773	$ (227)	$ 101,735
Foreign Government & Agency Securities	5,227	893	(14)	6,106
Corporate securities:
Basic Industry	67,321	7,696	(7)	75,010
Capital Goods	83,797	8,634	-	92,431
Communications	170,219	15,478	(222)	185,475
Consumer Cyclical	167,633	14,226	(609)	181,250
Consumer Noncyclical	40,623	1,065	(419)	41,269
Energy	80,957	6,478	(276)	87,159
Finance	323,412	27,219	(455)	350,176
Industrial Other	57,925	5,918	(62)	63,781
Technology	3,804	310	-	4,114
Transportation	76,614	6,112	(7,505)	75,221
Utilities	260,933	14,873	(11,914)	263,892
Total Corporate	1,333,238	108,009	(21,469)	1,419,778

Total trading fixed maturities	$ 1,434,654	$ 114,675	$ (21,710)	$ 1,527,619

Held-to-maturity fixed maturities:
Sun Life of Canada (U.S.) Holdings, Inc.,
8.526% subordinated debt, due 2027	$ 600,000	$ 99,069	$ -	$ 699,069
Total held-to-maturity fixed maturities	$ 600,000	$ 99,069	$ -	$ 699,069

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)
	December 31, 2002 -Restated
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 5,515,743	$ 172,928	$ (83,406)	$ 5,605,265
Foreign Government & Agency Securities	113,149	14,574	(8)	127,715
States & Political Subdivisions	2,149	111	-	2,260
U.S. Treasury & Agency Securities	901,574	26,667	(1,237)	927,004
Corporate securities:
Basic Industry	415,226	27,157	(1,234)	441,149
Capital Goods	466,926	36,641	(1,614)	501,953
Communications	872,633	47,640	(13,601)	906,672
Consumer Cyclical	855,133	48,655	(5,013)	898,775
Consumer Noncyclical	541,147	36,729	(6,467)	571,409
Energy	607,540	35,836	(13,810)	629,566
Finance	3,250,631	135,735	(26,680)	3,359,686
Industrial Other	206,187	16,459	(337)	222,309
Technology	71,076	2,089	(702)	72,463
Transportation	640,459	31,882	(39,044)	633,297
Utilities	1,495,240	75,145	(46,888)	1,523,497
Total Corporate	9,422,198	493,968	(155,390)	9,760,776

Total available-for-sale fixed maturities	$ 15,954,813	$ 708,248	$ (240,041)	$ 16,423,020

Trading fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 87,470	$ 8,017	$ -	$ 95,487
Foreign Government & Agency Securities	4,568	1,012	-	5,580
U.S. Treasury & Agency Securities	23,491	423	-	23,914
Corporate securities:
Basic Industry	59,201	6,283	(297)	65,187
Capital Goods	56,432	5,255	(1,600)	60,087
Communications	120,120	10,688	(620)	130,188
Consumer Cyclical	146,174	12,244	(207)	158,211
Consumer Noncyclical	25,106	675	(2,951)	22,830
Energy	90,471	7,428	(3,405)	94,494
Finance	351,478	27,364	(688)	378,154
Industrial Other	64,185	5,606	(119)	69,672
Technology	3,805	-	(155)	3,650
Transportation	80,555	6,481	(10,711)	76,325
Utilities	241,913	10,081	(30,948)	221,046
Total Corporate	1,239,440	92,105	(51,701)	1,279,844

Total trading fixed maturities	$ 1,354,969	$ 101,557	$ (51,701)	$ 1,404,825

Held-to-maturity fixed maturities:
Sun Life of Canada (U.S.) Holdings, Inc.,
8.526% subordinated debt, due 2027	$ 600,000	$ 16,520	$ -	$ 616,520

Total held-to-maturity fixed maturities	$ 600,000	$ 16,520	$ -	$ 616,520

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments are shown below. Actual maturities may differ from contractual maturities on asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

	December 31, 2003
	Amortized Cost	Estimated Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 601,359	$ 610,303
Due after one year through five years	3,840,803	4,001,500
Due after five years through ten years	4,158,360	4,353,913
Due after ten years	2,486,355	2,595,864
Subtotal - Maturities available-for-sale	11,086,877	11,561,580
Asset-backed securities	5,251,364	5,296,834
Total Available-for-sale	$ 16,338,241	$ 16,858,414

Maturities of trading fixed securities:
Due in one year or less	$ 18,998	$ 19,220
Due after one year through five years	534,603	569,548
Due after five years through ten years	503,320	535,579
Due after ten years	281,544	301,538
Subtotal - Maturities of trading	1,338,465	1,425,885
Asset-backed securities	96,189	101,734
Total Trading	$ 1,434,654	$ 1,527,619

Maturities of held-to-maturity fixed securities:
Due after ten years	$ 600,000	$ 699,069

Gross gains of $196.4 million, $163.4 million and $28.2 million and gross losses of $44.9 million, $134.9 million and $16.6 were realized on the voluntary sale of fixed maturities for the years ended December 31, 2003, 2002 and 2001, respectively.

Fixed maturities with an amortized cost of approximately $18.6 million and $18.6 million at December 31, 2003 and 2002, respectively, were on deposit with federal and state governmental authorities as required by law.

At December 31, 2003, the Company has unfunded commitments of approximately $126.2 million with respect to the funding of limited partnerships.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)

As of December 31, 2003 and 2002, 93.7% and 95.1%, respectively, of the Company's fixed maturities were investment grade. Investment grade securities are those that are rated "BBB" or better by nationally recognized rating agencies. During 2003, 2002 and 2001, the Company incurred realized losses totaling $58.1 million, $94.4 million and $5.5 million, respectively, for other-than-temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature.

During 2003, 2002 and 2001, $6.6 million, $1.6 million and $9.7 million, respectively, of the losses recorded in prior years were recovered through dispositions and are included in realized gains. The Company has stopped accruing income on several of its holdings for issuers that are in default. The termination of accrual accounting on these holdings reduced income by $10.1 million, $2.5 million and $0.4 million during 2003, 2002 and 2001, respectively.

The following table provides the fair value and gross unrealized losses of the Company's investments, which were deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at December 31, 2003:
	Less Than Twelve Months		Twelve Months Or More	Total
Corporate Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic Industry	$ 82,585	$ (5,877)	$ -	$ -	$ 82,585	$ (5,877)
Capital Goods	43,154	(1,283)	8,887	(194)	52,041	(1,477)
Communications	242,224	(6,548)	16,271	(830)	258,495	(7,378)
Consumer Cyclical	131,401	(2,725)	13,538	(1,248)	144,939	(3,973)
Consumer Noncyclical	59,880	(634)	4,775	(85)	64,655	(719)
Energy	66,595	(2,256)	7,746	(317)	74,341	(2,573)
Finance	386,695	(11,054)	209,576	(4,608)	596,271	(15,662)
Industrial Other	103,548	(1,880)	49,210	(888)	152,758	(2,768)
Transportation	83,546	(4,451)	84,352	(11,089)	167,898	(15,540)
Utilities	360,785	(10,218)	33,224	(1,885)	394,009	(12,103)

Total Corporate	1,560,413	(46,926)	427,579	(21,144)	1,987,992	(68,070)

Non-Corporate
Asset Backed and Mortgage Backed Securities	1,121,105	(25,516)	287,666	(45,726)	1,408,771	(71,242)
Foreign Government & Agency Securities	3,850	(47)	-	-	3,850	(47)
U.S. Treasury & Agency Securities	222,365	(8,105)	9,735	(211)	232,100	(8,316)
Subordinated note from affiliate	79,066	(934)	-	-	79,066	(934)

Total Non-Corporate	1,426,386	(34,602)	297,401	(45,937)	1,723,787	(80,539)

Grand Total	$2,986,799	$ (81,528)	$ 724,980	$ (67,081)	$3,711,779	$ (148,609)

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost for more than six months are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. The Company's process focuses on issuer operating performance and overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)

The Company's analysis also assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Company has a Credit Committee that includes members from the Investment, Finance and Actuarial functions. The committee meets and reviews the results of the Company's impairment analysis on a quarterly basis.

The following table provides the number of securities with gross unrealized losses, which were deemed to be temporarily impaired, at December 31, 2003 (not in thousands):
	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months Or More	Total Number of Securities
Corporate Securities

Basic Industry	22	-	22
Capital Goods	10	4	14
Communications	58	3	61
Consumer Cyclical	21	4	25
Consumer Noncyclical	23	1	24
Energy	20	1	21
Finance	84	31	115
Industrial Other	13	3	16
Transportation	28	36	64
Utilities	72	11	83

Total Corporate	351	94	445

Non-Corporate
Asset Backed and Mortgage Backed Securities	279	100	379
Foreign Government & Agency Securities	7	-	7
U.S. Treasury & Agency Securities	19	3	22
Subordinated note from affiliate	1	-	1

Total Non-Corporate	306	103	409

Grand Total	657	197	854

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE

The carrying value of mortgage loans and real estate investments, net of applicable reserves and accumulated depreciation, was as follows:
	December 31,
	2003	2002 -Restated

Total mortgage loans	$ 972,102	$ 948,529

Real estate:
Held-for-sale	628	-
Held for production of income	83,793	79,783
Total real estate	$ 84,421	$ 79,783

Real estate held for the production of income primarily consists of the Company's office park located in Wellesley Hills, Massachusetts. Accumulated depreciation on real estate was $16.3 million and $17.9 million at December 31, 2003 and 2002, respectively.

The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, values are impaired or values are impaired but mortgages are performing, appropriate allowances for losses have been made. The Company has restructured mortgage loans, impaired mortgage loans and impaired but performing mortgage loans totaling $19.5 million and $9.0 million at December 31, 2003 and 2002, respectively, against which there are allowances for losses of $6.4 million and $7.1 million, respectively. The investment valuation allowances were as follows:
	Balance at			Balance at
	January 1,	Additions	Subtractions	December 31,
2003
Mortgage loans	$ 7,098	$ 200	$ (933)	$ 6,365
2002 - Restated
Mortgage loans	$ 7,140	$ 484	$ (526)	$ 7,098

Mortgage loans and real estate investments comprise the following property types and geographic regions at December 31:

	2003	2002 Restated
Property Type:
Office building	$ 428,312	$ 389,125
Residential	27,427	35,467
Retail	356,080	358,939
Industrial/warehouse	181,195	219,467
Other	69,874	32,412
Valuation allowances	(6,365)	(7,098)
Total	$ 1,056,523	$ 1,028,312

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)
	2003	2002 Restated
Geographic region:

Arizona	$ 32,083	$ 20,433
California	77,832	81,351
Colorado	15,015	7,324
Connecticut	34,177	26,418
Delaware	13,025	15,266
Florida	86,922	39,958
Georgia	39,681	68,686
Indiana	17,962	15,131
Kentucky	7,224	17,555
Louisiana	23,578	18,652
Maryland	42,934	19,318
Massachusetts	135,722	123,436
Michigan	21,614	41,537
Minnesota	6,539	8,578
Missouri	11,250	5,676
Nevada	6,980	4,581
New Jersey	21,482	16,333
New York	121,069	119,251
North Carolina	30,362	36,318
Ohio	46,478	50,884
Oregon	5,225	5,415
Pennsylvania	85,474	116,826
Tennessee	19,388	12,414
Texas	34,342	24,698
Utah	20,921	18,561
Virginia	17,466	25,593
Washington	59,441	60,844
All other	28,702	34,373
Valuation allowances	(6,365)	(7,098)
Total	$ 1,056,523	$ 1,028,312

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)

At December 31, 2003, scheduled mortgage loan maturities were as follows:
2003	$ 26,169
2004	40,226
2005	18,320
2006	93,852
2007	53,604
Thereafter	739,931
Total	$ 972,102

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amounted to $126.8 million and $92.2 million at December 31, 2003 and 2002, respectively.

During 2003 and 2002, the Company sold commercial mortgage loans in securitization transactions. The Company did not sell any commercial mortgage loans in securitization transactions during 2001. The mortgages were sold to qualified special purpose entities that were established for the purpose of purchasing the assets and issuing trust certificates. In these transactions, the Company retained investment tranches as well as servicing rights, which are considered available for sale securities. The securitizations are structured so that investors have no recourse to the Company's other assets for failure of debtors to pay when due. The value of the Company's retained interest is subject to credit and interest rate risk on the transferred financial assets. The Company recognized pretax gains of $24.6 million and $4.5 million for its 2003 and 2002 securitization transactions, respectively.

Key economic assumptions used in measuring the retained interest at the date of securitization resulting from securitizations completed during the year ended December 31, 2003 were as follows:
	Class C	Class D	Class E

Prepayment speed	0	0	0
Weighted average life in years	14.123	14.63	14.84
Expected credit losses	0	0	0
Residual cash flows discount rate	5.65	5.77	5.92
Treasury rate interpolated for average life	4.37	4.39	4.40
Spread over treasuries	1.28%	1.38%	1.52%
Duration in years	20.46	20.55	20.66

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions were as follows:
	Commercial Mortgages
	Class C	Class D	Class E
Amortized cost of retained
Interests	$ 10,640	$ 2,399	$ 2,437
Fair value of retained interests	12,049	2,717	2,761
Weighted average life in years	20.55	20.55	20.66

Expected Credit Losses
Fair value of retained interest as a result of a .20% of adverse change	12,038	2,713	2,757
Fair value of retained interest as a result of a .30% of adverse change	12,030	2,711	2,754

Residual Cash flows Discount Rate
Fair value of retained interest as a result of a 10% of adverse change	11,563	2,605	2,648
Fair value of retained interest as a result of a 20% of adverse change	11,102	2,499	2,540

The outstanding principal amount of the securitized commercial mortgage loans was $435.3 million at December 31, 2003, none of which were 60 days or more past due. There were no net credit losses incurred relating to the securitized commercial mortgage loans at the dates of securitization and at December 31, 2003.

Key economic assumptions used in measuring the retained interests at the dates of securitizations completed during the year ended December 31, 2002 were as follows:
	Class AA	Class A	Class BBB
Prepayment speed	0	0	0
Weighted average life in years	6.532	6.843	8.417
Expected credit losses	0	0	0
Residual cash flows discount rate	6.06%	6.51%	7.56%
Treasury rate interpolated for average life	4.57%	4.60%	4.68%
Spread over treasuries	1.49%	1.91%	2.88%
Duration in years	5.22	5.263	6.013

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions at December 31, 2002 were as follows:

	Commercial Mortgages
	Class AA	Class A	Class BBB
Amortized cost of retained
Interests	$ 2,702	$ 1,291	$ 1,841
Fair value of retained interests	3,009	1,437	2,044
Weighted average life in years	5.49	5.78	7.31

Expected Credit Losses
Fair value of retained interest as a result of a .20% of adverse change	2,892	1,415	1,955
Fair value of retained interest as a result of a .30% of adverse change	2,891	1,414	1,846

Residual Cash flows Discount Rate
Fair value of retained interest as a result of a 10% of adverse change	2,838	1,389	1,973
Fair value of retained interest as a result of a 20% of adverse change	2,783	1,362	1,932

The outstanding principal amount of the securitized commercial mortgage loans was $270.0 million at December 31, 2003, none of which were 60 days or more past due. There were no net credit losses incurred relating to the securitized commercial mortgage loans at the date of securitization and at December 31, 2003.

Securities Lending

The Company has a securities lending program operated on its behalf by the Company's two primary custodians, JP Morgan Chase and Citibank, N.A., both located in New York. The custodians have indemnified the Company against losses arising from these programs. At December 31, 2003, the Company had securities out on loan of approximately $80.0 million. There were no securities on loan at December 31, 2002. The income resulting from these programs was $1.4 million, $1.7 million, and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)

Leveraged Leases

The Company is a lessor in a leverage lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was originally leased for a term of 9.78 years. During 2001, the lease term was extended until 2010. The Company's equity investment in this VIE represented 22.9% of the purchase price of the equipment. The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment, and is non-recourse to the Company. At the end of the lease term, the master lessee may exercise a fixed price purchase option to purchase the equipment. Leveraged leases are included as a part of other invested assets. The Company's net investment in leveraged leases is composed of the following elements:

	Year ended December 31,
	2003	2002
Lease contract receivable	$ 44,149	$ 56,760
Less: non-recourse debt	(10,874)	(23,485)
Net Receivable	33,275	33,275
Estimated value of leased assets	21,420	21,420
Less: unearned and deferred income	(14,790)	(17,323)
Investment in leveraged leases	39,905	37,372
Less: fees	(162)	(187)
Net investment in leveraged leases	$ 39,743	$ 37,185

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

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. No cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counter-party at each interest payment date. The net payment is recorded as a component of derivative income (loss). Because the underlying principal is not exchanged, the Company's maximum exposure to counterparty credit risk is the difference in payments exchanged. The fair value of swap agreements are included with derivative instruments (positive position) or other liabilities (negative position) in the accompanying balance sheet.

The Company utilizes put options on the S&P 500 Index to hedge against stock market exposure inherent in the mortality and expense risk charges and guaranteed minimum death benefit features of the Company's variable annuities. The Company also purchases call options on the S&P 500 Index to economically hedge its obligation under certain fixed annuity contracts. Options are carried at fair value and are included with other invested assets in the accompanying balance sheet.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)

The Company issues annuity contracts and GICS that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or GIC contract) and is carried at fair value.

From the second quarter in 2000 until the second quarter in 2002, the Company marketed GICS to unrelated third parties. Each deal is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps. The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

The Company does not employ hedge accounting. The Company believes that its derivatives provide economic hedges and the cost of formally documenting hedge effectiveness in accordance with the provisions of SFAS No.133, "Accounting for Derivative Instruments," is not justified. As a result, all changes in the fair value of derivatives are recorded in the current period operations as a component of derivative income.

Net derivative income (loss) consisted of the following:
	Year Ended December 31
	2003	2002 Restated	2001 Restated
Net expense on swap agreements	$ (87,721)	$ (74,699)	$ (23,493)
Change in fair value of swap agreements (interest rate,currency, and equity)	197,506	(159,093)	5,869
Change in fair value of options, futures and embedded derivatives	(312,985)	74,507	7,568
Total derivative losses	$ (203,200)	$ (159,285)	$ (10,056)

The Company is required to pledge and receive collateral for open derivative contracts. The amount of collateral required is determined by agreed upon thresholds with the counter-parties. The Company currently pledges cash and U.S. Treasury bonds to satisfy this collateral requirement. At December 31, 2003 and 2002, $59.5 million and $114.8 million, respectively, of fixed maturities were pledged as collateral and are included with fixed maturities.

The Company's underlying notional or principal amounts associated with open derivatives positions were as follows:
	Outstanding at December 31, 2003
	Notional	Fair Value
	Principal	Asset (Liability)
	Amounts

Interest rate swaps	$5,892,626	$ (229,925)
Currency swaps	805,211	238,212
Equity swaps	1,544,152	20,265
S&P 500 index call options	1,668,813	57,573
S&P 500 index put options	1,313,855	65,640

Total	$11,224,657	$ 151,765

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (CONTINUED)
	Outstanding at December 31, 2002 -Restated
	Notional Principal Amounts	Fair Value Asset (Liability)

Interest rate swaps	$4,481,776	$ (387,773)
Currency swaps	761,424	97,398
Equity swaps	1,396,116	61,374
S&P 500 index call options	976,759	24,753
S&P 500 index put options	1,153,168	213,174

Total	$8,769,243	$ 8,926

5. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains (losses) consisted of the following for the years ended December 31:

	2003	2002 Restated	2001 Restated

Fixed maturities	$ 159,474	$ 38,814	$ 21,891
Equity securities	(1,465)	2,378	-
Mortgage and other loans	25,528	4,648	(2,557)
Real estate	3,862	514	1,150
Short term investments	-	2	196
Other invested assets	4,800	8,815	-
Other than temporary declines	(58,114)	(94,137)	(6,050)

Total	$ 134,085	$ (38,966)	$ 14,630

6. NET INVESTMENT INCOME

Net investment income consisted of the following for the years ended December 31:

	2003	2002 Restated	2001 Restated

Fixed maturities	$ 1,114,949	$ 1,080,965	$ 476,990
Equity securities	-	484	796
Mortgage and other loans	76,259	75,024	73,160
Real estate	6,952	7,855	5,961
Policy loans	43,335	39,269	8,719
Other	(20,364)	(4,848)	(3,563)
Gross investment income	1,221,131	1,198,749	562,063
Less: Investment expenses	12,381	13,539	7,009
Net investment income	$ 1,208,750	$ 1,185,210	$ 555,054

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements. The fair value amounts presented herein do not include the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items. Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value to the Company. Likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:
	December 31, 2003		December 31, 2002 -Restated
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 513,454	$ 513,454	$ 725,550	$ 725,550
Fixed maturities	18,986,033	19,085,102	18,427,845	18,444,365
Equity Securities	1,452	1,452	1,127	1,127
Short-term investments	24,662	24,662	178,017	178,017
Mortgages	972,102	1,059,145	948,529	1,083,530
Derivatives instruments - receivables	400,037	400,037	408,832	408,832
Policy loans	692,887	692,887	682,029	682,029
Separate accounts	17,521,009	17,521,009	15,718,113	15,718,113

Financial liabilities:
Policy Liabilities	18,317,422	15,325,216	17,952,084	17,763,772
Derivative instruments - payables	248,272	248,272	399,906	399,906
Long-term debt	40,500	32,953	-	-
Long-term debt to affiliates	1,025,000	1,123,194	1,025,000	1,068,647
Partnership Capital Securities	607,826	699,069	607,826	616,520
Separate accounts	17,509,294	17,509,294	15,700,969	15,700,969

The following methods and assumptions were used by the Company in determining the estimated fair value of its financial instruments:

Cash and cash equivalents: The fair values of cash and cash equivalents are estimated to be cost plus accrued interest.

Fixed maturities, short term investments, and equity securities: The fair values of short-term bonds are estimated to be amortized cost. The fair values of publicly traded fixed maturities are based upon market prices or dealer quotes. For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturity, repayment and liquidity characteristics. The fair value of equity securities are based on quoted market prices.

Mortgage loans: The fair values of mortgage and other loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Derivatives: Fair value of swaps are based on current settlement values. The current settlement values are based on dealer quotes and market prices. Fair values for options and futures are based on dealer quotes and market prices.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Policy loans: Policy loans are stated at unpaid principal balances, which approximate fair value.

Separate accounts, assets and liabilities: The estimated fair value of assets held in separate accounts is based on quoted market prices. The fair value of liabilities related to separate accounts is the amount payable on demand, which excludes surrender charges.

Policy liabilities: The fair values of the Company's general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.

The fair values of other deposits with future maturity dates are estimated using discounted cash flows.

Long term debt: The fair value of notes payable and other borrowings are estimated using discounted cash flow analyses based upon the Company's current incremental borrowing rates for similar types of borrowings.

8. REINSURANCE

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. A brief discussion of the Company's reinsurance agreements by segment (see Note 14) follows.

Wealth Management Segment

While the Wealth Management Segment currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.7 billion as of December 31, 2003. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliated company.

The Company, through its affiliate SLNY, has an agreement with an unrelated company whereby the unrelated company reimburses SLNY for benefits, expenses and interest credits for Focus V and Galaxy V fixed annuities issued in 2000 if the asset pool backing the liability is insufficient.

Individual Protection Segment

The Company has agreements with SLOC and several unrelated companies, which provide for reinsurance of portions of the net-amount-at-risk under certain individual variable universal life, bank owned life insurance ("BOLI"), and corporate owned life insurance ("COLI") policies. These amounts are reinsured on either a monthly renewable or a yearly renewable term basis.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

8. REINSURANCE (CONTINUED)

Group Protection Segment

The Company, through its affiliate SLNY, has an agreement with SLOC whereby SLOC reinsures the mortality risks of SLNY's group life insurance contracts. Under this agreement, certain death benefits are reinsured on a yearly renewable term basis. The agreement provides that SLOC will reinsure mortality risks in excess of $50,000 per claim for group life contracts ceded by SLNY. The block was closed for new business effective December 31, 2003.

The Company, through its affiliate SLNY, has an agreement with SLOC whereby SLOC reinsures morbidity risks of a block of SLNY's group long-term disability contracts. The block is closed for new business.

The Company, through its affiliate SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of SLNY's group stop loss contracts. Under this agreement, certain stop loss benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure specific claims for amounts above $1,000,000 per claim for stop loss contracts ceded by SLNY.

The Company, through its affiliate SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of SLNY's group long-term disability contracts. Under this agreement, certain long-term disability benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure amounts in excess of $4,000 per claim per month for long-term disability contracts ceded by SLNY.

The effects of reinsurance were as follows:
For the Years Ended December 31,
	2003	2002 - Restated	2001 - Restated

Insurance premiums:
Direct	$ 65,479	$ 49,190	$ 43,980
Assumed	-	-	-
Ceded	4,961	5,616	2,971
Net premiums	$ 60,518	$ 43,574	$ 41,009

Insurance and other individual policy benefits and Claims:
Direct	$ 207,979	$ 225,287	$ 139,963
Assumed	-	-	-
Ceded	6,731	4,125	5,063
Net policy benefits and claims	$ 201,248	$ 221,162	$ 134,900

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

9. RETIREMENT PLANS

Through December 31, 2001, the Company was a participant in a non-contributory defined benefit pension plans for employees sponsored by SLOC. Consistent with the transfer of all employees to the Company on January 1, 2002, the plans sponsorship for the employee retirement plan and the agent pension plan was transferred to the Company. Expenses are allocated to participating companies based on a manner consistent with the allocation of employee compensation expenses. The Company's funding policies for the pension plans are to contribute amounts which at least satisfy the minimum amount required by the Employee Retirement Income Security Act of 1974 ("ERISA"); currently the plans are fully-funded. Most pension plan assets consist of separate accounts of SLOC or other insurance company contracts.

The Company uses a measurement date of September 30 for its pension and other post retirement benefit plans.

The following table sets forth the change in the pension plans' projected benefit obligations and assets, as well as the plans' funded status at December 31:
	2003	2002
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 159,650	$ 149,595
Service cost	8,954	8,436
Interest cost	10,494	10,673
Actuarial loss (gain)	16,876	(8,075)
Benefits paid	(5,333)	(4,925)
Plan amendments	-	3,946
Acquisitions	1,048	-
Projected benefit obligation at end of year	$ 191,689	$ 159,650

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ 179,470	$ 212,965
Other	(888)	(888)
Actual return on plan assets	32,059	(27,682)
Benefits paid	(5,333)	(4,925)
Acquisitions	429	-
Fair value of plan assets at end of year	$ 205,737	$ 179,470
Information on the funded status of the plan:
Funded status	$ 14,048	$ 19,820
Unrecognized net actuarial loss	34,480	38,632
Unrecognized transition obligation	(16,494)	(19,545)
Unrecognized prior service cost	8,276	9,132
4rth quarter contribution	(1,050)	-
Prepaid benefit cost	$ 39,260	$ 48,039

The accumulated benefit obligation at the end of 2003 and 2002 was $169.0 million and $140.0 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

9. RETIREMENT PLANS (CONTINUED)

The funded status of the employee retirement plan was as follows:

	2003	2002

Plan assets	$ 171,978	$ 150,331
Projected benefit obligations	(183,227)	(150,885)
Funded status	$ (11,249)	$ (554)

Accumulated benefit obligation	$ 160,227	$ 131,199

The following table sets forth the components of the net periodic pension cost for the year ended December 31:
	2003	2002

Components of net periodic benefit cost:
Service cost	$ 8,954	$ 8,437
Interest cost	10,494	10,674
Expected return on plan assets	(14,358)	(18,395)
Amortization of transition obligation asset	(3,051)	(3,051)
Amortization of prior service cost	855	216
Recognized net actuarial loss (gain)	4,215	120
Net periodic benefit cost	$ 7,109	$ (1,999)
The Company's share of net periodic benefit cost	$ 5,522	$ 3,834

The Company's share of the net periodic benefit costs for the year ended December 31, 2001 was $1.0 million.

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:
	Pension Benefits
	2003	2002
Discount rate	6.1%	6.75%
Rate of compensation increase	4.0%	4.0%

The assumed weighted average discount rate was 7.00% for the year ended December 31, 2001. The expected return on plan assets was 8.75% and the assumed rate of compensation increase was 4.5% for 2001.

Weighted average assumptions used to determine net benefit cost were as follows:
	Pension Benefits
	2003	2002
Discount rate	6.75%	7.0%
Expected long term return on plan assets	8.75%	8.75%
Rate of compensation increase	4.0%	4.5%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

9. RETIREMENT PLANS (CONTINUED)

Assumptions (continued)

The Company relies on historical market returns from Ibbotson Associates (1926-2002) to determine its overall long term rate of return on asset assumption. Applying Ibbotson's annualized market returns of 12% stock, 5.8% bonds and 3.8% cash to the Company's target allocation results in an expected return consistent with the one used by the Company for purposes of determining the benefit obligation.

Plan Assets

The asset allocation for the Company's pension plan assets for 2003 and 2002 measurement, and the target allocation for 2004, by asset category, are as follows:
	Target Allocation	Percentage of Plan Assets
Asset Category	2004	2003	2002
Equity Securities	30%-60%	55%	50%
Debt Securities	10%-40%	26%	34%
Commercial Mortgages	10%-25%	15%	15%
Other	5%	4%	1%
Total	-	100%	100%

The target allocations were established to reflect the Company's investment risk posture and to achieve the desired level of return commensurate with the needs of the fund. The target ranges are based upon a three to five year time horizon and may be changed as circumstances warrant.

The portfolio of investments should, over a period of time, earn a gross annualized rate of return that:

  exceeds the assumed actuarial rate;
  exceeds the return of customized index created by combining benchmark returns in appropriate weightings based on an average asset mix of funds; and
  generates a real rate of return of at least 3% after inflation (CPI), and sufficient income or liquidity to pay retirement benefits on a timely basis.

Equity securities include SLF common stock in the amount of $3.0 million and $2.4 million for 2003 and 2002, respectively.

Cash Flow

Due to the over funded status of the defined benefit plan, the Company will not be making contributions to the plan in 2004.

401(k) Savings Plan

The Company sponsors and participates in a 401(k) savings plan for which substantially all employees of at least age 21 are eligible to participate at date of hire. Under the plan, the Company matches, up to specified amounts, the employees' contributions to the plan.

The amount of the 2003 employer contributions under plan sponsorship for the Company and its affiliates was $4.4 million. Amounts are allocated to affiliates based on employees' contributions. The Company's portion of the expense was $885,000, $956,000 and $462,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

9. RETIREMENT PLANS (CONTINUED)

Other Post-Retirement Benefit Plans

Through December 31, 2001, the Company was a participant in a post-retirement benefit pension plan for employees sponsored by SLOC providing certain health, dental and life insurance benefits ("post-retirement benefits") for retired employees and dependents. Consistent with the transfer of all employees to the Company on January 1, 2002, the plan's sponsorship was transferred to the Company. Expenses are allocated to participating companies based on the number of participants. Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount.

The following table sets forth the change in other post-retirement benefit plans' obligations and assets, as well as the plans' funded status at December 31, (in 000's):

Change in benefit obligation:	2003	2002
Benefit obligation at beginning of year	$ 35,981	$ 45,515
Service cost	872	1,195
Interest cost	2,369	2,488
Actuarial (gain)	14,330	(7,586)
Benefits paid	(2,368)	(2,202)
Plan Amendments	-	(3,429)
Acquisitions	94	-
Benefit obligation at end of year	$ 51,278	$ 35,981

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ -	$ -
Employer contributions	2,368	2,202
Benefits paid	(2,368)	(2,202)
Fair value of plan assets at end of year	$ -	$ -

Information on the funded status of the plan:
Funded Status	$ (51,278)	$ (35,981)
Unrecognized net actuarial loss	25,523	12,477
4TH quarter contribution	639	-
Unrecognized prior service cost	(2,898)	(3,138)
Accrued benefit cost	$ (28,014)	$ (26,642)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

9. RETIREMENT PLANS (CONTINUED)

The following table sets forth the components of the net periodic post-retirement benefit costs for the year ended December 31 (in 000's):

	2003	2002

Components of net periodic benefit cost
Service cost	$ 872	$ 1,195
Interest cost	2,369	2,488
Amortization of prior service cost	(241)	(241)
Recognized net actuarial loss	832	933
Net periodic benefit cost	$ 3,832	$ 4,375

The Company's share of net periodic benefit cost	$ 2,917	$ 380

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:

	Other Benefits
	2003	2002
Discount Rate	6.1%	6.75%
Rate of Compensation increase	4.0%	4.0%

Weighted average assumptions used to determine net cost for year-end December 31, 2003 and December 31, 2002 were as follows:
	Other Benefits
	2003	2002
Discount rate	6.75%	7.0%
Rate of compensation increase	4.0%	4.5%

In order to measure the post-retirement benefit obligation for 2003, the Company assumed a 11% annual rate of increase in the per capita cost of covered health care benefits. In addition, medical cost inflation is assumed to be 10% in 2004 and assumed to decrease gradually to 5.5% for 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effect:
	1- Percentage-Point	1- Percentage-Point
	Increase	Decrease
Effect on Post retirement benefit obligation	$6,205	($5,487)
Effect on total of service and interest cost	515	(413)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

10. FEDERAL INCOME TAXES

SLUS will continue to file a consolidated federal income tax return with SLOC U.S. Operations Holdings for the year ended December 31, 2003. Keyport will file a return with its subsidiary, Independence Life, for the year ended December 31, 2003. (See Note 1 for an explanation of merger). In 2004 and periods thereafter, the Company will file as part of SLOC U.S. Operations Holding's consolidated return. A summary of the components of federal income tax expense (benefit) in the consolidated statements of income for the years ended December 31 is as follows:

		Restated
	2003	2002	2001
Federal income tax expense (benefit):
Current	$(29,240)	$(80,155)	$(83,679)
Deferred	56,606	20,706	107,190

Total	$27,366	$(59,449)	$23,511

Federal income taxes attributable to the consolidated operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%. The Company's effective rate differed from the federal income tax rate as follows:
		Restated
	2003	2002	2001

Expected federal income tax expense (benefit)	$44,251	$(34,994)	$33,398
Low income housing credit	(6,026)	(6,138)	(6,138)
Non-taxable investment income	-	(1,622)	(195)
Additional tax benefit	(12,118)	(16,700)	(4,200)
Other	1,259	5	646

Federal income tax expense (benefit)	$27,366	$(59,449)	$23,511

The deferred income tax asset (liability) represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and (liabilities) as of December 31 were as follows:
		Restated
	2003	2002
Deferred tax assets:
Actuarial liabilities	$ 283,479	$ 88,032
Net operating loss	51,355	46,431
Other	(1,912)	53,755
Total deferred tax assets	332,922	188,218

Deferred tax liabilities:
Deferred policy acquisition costs	(107,075)	(50,880)
Investments, net	(244,744)	(116,831)
Total deferred tax liabilities	(351,819)	(167,711)

Net deferred tax (liability) asset	$ (18,897)	$ 20,507

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

10. FEDERAL INCOME TAXES (CONTINUED)

The Company makes payments under certain tax sharing agreements as if it were filing as a separate company. The Company received income tax refunds of $17.1 million in 2003, SLUS received refunds of $14.9 million in 2002 and Keyport made income tax payments of $9.9 million in 2002. Additionally, the Company made income tax payments of $10.9 million in 2001. At December 31, 2003, the Company had $146.7 million of net operating loss carry forwards available. These amounts were incurred in 2001, 2002 and 2003 and will expire, if unused, beginning in 2016 and ending in 2018.

The Company's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"), and provisions are made in the consolidated financial statements in anticipation of the results of these audits. SLUS and Keyport are currently under audit by the IRS for the years 1998 through 2000 and 1999 through October 31, 2001, respectively. In the Company's opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on the Company's financial statements. However, the amounts of these tax liabilities could be revised in the future if estimates of the Company's ultimate liability are revised.

11. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses related to the Company's group life, group disability and stop loss products is summarized below:
	2003	2002 - Restated

Balance at January 1	$ 24,294	$ 23,615
Less reinsurance recoverable	(6,621)	(6,078)
Net balance at January 1	17,673	17,537
Incurred related to:
Current year	15,538	12,062
Prior years	(160)	(1,946)
Total incurred	15,378	10,116
Paid losses related to:
Current year	(5,867)	(6,660)
Prior years	(4,257)	(3,320)
Total paid	(10,124)	(9,980)

Balance at December 31	32,410	24,294
Less reinsurance recoverable	(9,483)	(6,621)

Net balance at December 31	$ 22,927	$ 17,673

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

12. DEFERRED POLICY ACQUISITION COSTS (DAC)

The changes in DAC for the years ended December 31 were as follows:

	2003	2002 Restated
Balance at January 1	$ 795,648	$ 794,015
Acquisition costs deferred	263,762	288,463
Amortized to expense during the year	(90,608)	(246,973)
Adjustment for unrealized investment gains (losses) during the year	(79,201)	(39,858)
Balance at December 31	$ 889,601	$ 795,648

13. VALUE OF BUSINESS ACQUIRED (VOBA)

The changes in VOBA for the years ended December 31 were as follows:

	2003	2002 - Restated
Balance at January 1	$ 57,692	$ 95,155
Amortized to expense during the year	(7,790)	(4,540)
Adjustment for unrealized investment gains (losses) during the year	(27,511)	(32,923)
Balance at December 31	$ 22,391	$ 57,692

14. SEGMENT INFORMATION

The Company offers financial products and services such as fixed and variable annuities, GICS, retirement plan services, and life insurance on an individual and group basis, as well as disability insurance on a group basis. Within these areas, the Company conducts business principally in three operating segments and maintains a Corporate Segment to provide for the capital needs of the three operating segments and to engage in other financing related activities. Net investment income is allocated based on segmented assets by line of business.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

14. SEGMENT INFORMATION (CONTINUED)

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

The following amounts pertain to the various business segments. Prior years segmented results have been restated to include the results of the Company's investment advisor subsidiary, SCA, with the Wealth Management Segment instead of the Corporate Segment:

	Year ended December 31, 2003

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 1,409,642	$ 49,357	$ 26,609	$ 34,141	$ 1,519,749
Total Expenditures	1,247,670	53,848	25,712	61,792	1,389,022
Pretax Income (Loss)	161,972	(4,491)	897	(27,651)	130,727

Net Income (Loss)	106,655	(2,331)	608	(9,941)	94,991

Total Assets	$ 39,766,404	$ 2,973,014	$ 46,535	$ 840,565	$ 43,626,518

	Year ended December 31, 2002 (Restated)

Total Revenues	$ 1,273,384	$ 62,030	$ 20,181	$ 65,629	$ 1,421,224
Total Expenditures	1,406,024	61,445	15,630	38,106	1,521,205
Pretax Income (Loss)	(132,640)	585	4,551	27,523	(99,981)

Net Income (Loss)	(84,004)	464	3,195	38,548	(41,797)

Total Assets	$ 36,551,209	$ 2,705,917	$ 34,946	$ 553,904	$ 39,845,976

	Year ended December 31, 2001 (Restated)

Total Revenues	$ 765,387	$ 32,345	$ 19,407	$ 78,562	$ 895,701
Total Expenditures	661,257	28,383	15,930	101,637	807,207
Pretax Income (Loss)	104,130	3,962	3,477	(23,075)	88,494

Net Income (Loss)	81,081	3,443	2,641	(12,873)	74,292

Total Assets	$ 39,323,297	$ 1,677,937	$ 37,728	$ 313,801	$ 41,352,763

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2002 and 2001

15. REGULATORY FINANCIAL INFORMATION

The Company and its insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on a statutory accounting basis prescribed or permitted by such authorities. Statutory surplus differs from stockholder's equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, policy liabilities are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions, and deferred income taxes are calculated differently. The Company's statutory financials are not prepared on a consolidated basis.

At December 31, the Company's combined statutory surplus and net income (loss) were as follows (in 000's):

	Unaudited for the Years ended December 31,
	2003	2002 Restated	2001 Restated

Statutory surplus and capital
$        1,654,147

$        1,335,391
			$ 1,509,987
Statutory net income (loss)	226,136	(286,911)	(284,761)

16. DIVIDEND RESTRICTIONS

The Company's and its insurance company subsidiaries' ability to pay dividends are subject to certain statutory restrictions. Delaware, New York, and Rhode Island have enacted laws governing the payment of dividends to stockholders by domestic insurers.

Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that a domestic insurer may pay in any twelve-month period without prior approval of the Delaware Commissioner of Insurance is limited to the greater of (i) 10% of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year. Any dividends to be paid by an insurer from a source other than statutory surplus, whether or not in excess of the aforementioned threshold, would also require the prior approval of the Delaware Commissioner of Insurance. On March 19, 2004, the Company's Board of Directors approved $50.0 million of dividends to its parent, SLC (U.S.) Holdings. The Company did not pay any dividends in 2003 or 2002 and paid $15.0 million of dividends to its parent, SLC (U.S.) Holdings, during 2001.

New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance, where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. No dividends were paid by SLNY during 2003, 2002 or 2001.

Rhode Island law requires prior regulatory approval for any dividend where the amount of such dividend paid during the preceding twelve (12) month period would exceed the lesser of (i) 10% of the insurance company's surplus as of the December 31 next preceding, or (ii) its net gain from operations, not including realized capital gains, for the immediately preceding calendar year, excluding pro rata distributions of any class of the insurance company's own securities. No dividends were paid by Independence Life during 2003, 2002 or 2001

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2003 and 2001

17. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of December 31 were as follows:

	2003	2002
Unrealized gains (losses) on available-for-sale securities	$ 520,173	$ 468,207
DAC amortization	(132,323)	(53,123)
VOBA amortization	(54,766)	(27,255)
Tax effect	(105,403)	(138,918)
Accumulated Other Comprehensive Income	$ 227,681	$ 248,911

18. COMMITMENTS AND CONTINGENCIES

Regulatory and Industry Developments

Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by state guaranty funds, or voluntary payments by solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company pursuant to these laws may be partially recovered through a reduction in future premium taxes in some states.

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating in the examination.

In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

Litigation

The Company is not aware of any contingent liabilities arising from litigation, income taxes and other matters that could have a material effect upon the financial condition, results of operations or cash flows of the Company.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2003, 2003 and 2001

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments

The Company leases various facilities and equipment under operating leases with terms of up to 25 years. As of December 31, 2003, minimum future lease payments under such leases were as follows:

2004	$ 6,206
2005	5,797
2006	5,695
2007	4,403
2008	1,052
Thereafter	-
Total	$ 23,153

Total rental expense for the years ended December 31, 2003, 2002 and 2001 was $23.6 million, $13.8 million and $6.9 million, respectively.

The Company has two noncancelable sublease agreements that expire on December 31, 2007 and March 31, 2008. As of December 31, 2003, the minimum future lease payments under the two sublease agreements were as follows:

2004	$ 224
2005	224
2006	224
2007	224
2008	56
Thereafter	-
Total	$ 952

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Sun Life Assurance Company of Canada (U.S.)

Wellesley Hills, Massachusetts

We have audited the consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholder's equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We previously audited and reported on the consolidated statements of income, comprehensive income, stockholder's equity, and cash flows of Sun Life Assurance Company of Canada (U.S.) and subsidiaries for the year ended December 31, 2001, prior to the restatement for the 2003 merger of Sun Life Assurance Company of Canada (U.S.) and Keyport Life Insurance Company, which was accounted for at historical cost as required by Statement of Financial Accounting Standards No. 141 "Business Combinations" for transfers of assets among affiliates (the "2003 Merger"). The contribution of Sun Life Assurance Company of Canada (U.S.) to revenues and net income represented $631.3 million and $(12.7) million of the respective restated totals. Separate financial statements of Keyport Life Insurance Company included in the 2001 restated consolidated statements of income, comprehensive income, stockholder's equity, and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statements of income, comprehensive income, stockholder's equity, and cash flows for the year ended December 31, 2001, after restatement for the 2003 Merger; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of the notes to consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". As discussed in Note 1 to the consolidated financial statements, effective October 1, 2003, the Company adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51."

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Boston, Massachusetts

March 29, 2004

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The unaudited quarterly results for the periods presented below have been restated to give effect to the merger. The following is a tabulation of the unaudited quarterly results of operations (in 000's):

		2003 Quarters
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 95,095	$ 96,908	$ 96,494	$ 91,617
Net investment income and net realized
gains	290,693	289,215	298,313	261,414
Total revenues	385,788	386,123	394,807	353,031
Policyholder and other expenses	386,326	331,965	355,402	315,329
(Loss) income before taxes	(538)	54,158	39,405	37,702
Net income	$ 2,451	$ 38,438	$ 28,322	$ 25,780

		2002 - Restated
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 107,910	$ 103,599	$ 102,287	$ 120,469
Net investment income and net realized
gains	271,294	214,921	246,170	254,574
Total revenues	379,204	318,520	348,457	375,043
Policyholder and other expenses	347,391	354,926	382,029	436,859
(Loss) income before taxes	31,813	(36,406)	(33,572)	(61,816)
Net (loss) income	$ 22,780	$ (15,247)	$ (13,121)	$ (36,209)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure.

No events have occurred which are required to be reported by Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 11. Executive Compensation.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

PART III (continued)

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14. Principal Accounting Fees and Services

For the fiscal years ended December 31, 2003 and 2002, the fees paid by the Company to its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000's):
	Years ended
Nature of Services	December 31, 2003	December 31, 2002
Audit Fees	$ 2,518	$ 2,337
Audit-Related Fees	96	122
Tax Fees	220	-
All Other Fees	-	-

Total	$ 2,834	$ 2,459

Audit Fees

Audit Fees were paid for professional services rendered by the external auditors for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q's, as well as for services normally provided in connection with statutory and regulatory filings for the last two fiscal years.

Audit-Related Fees

Audit-Related Fees were paid in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company's annual financial statements and are not reported under the Audit Fees category above. These services consisted of employee benefit plan audits, special audits in connection with acquisitions, internal control reviews and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax Fees were paid for tax compliance, tax advice and tax planning for the fiscal year 2003. These services consisted of tax compliance, including the review of original and amended tax returns, assistance with questions regarding tax audits and refund claims, tax advice in connection with acquisitions and tax planning and advisory services relating to domestic and international taxation. No Tax Fees were paid in fiscal year 2002.

All Other Fees

There were no other fees paid in each of the last two fiscal years for products and services provided by the auditors, other than the Audit Fees, Audit-Related Fees and Tax Fees described above.

Audit Committee Approval

The Company adopted a "Policy Restricting the Use of the Company's External Auditors" (the "Policy") requiring Audit Committee pre-approval of services provided by the Company's external auditors in November 2002. Set out below is the Policy. All professional services rendered by the external auditors to the Company since November 2002 have been approved by the Company's Audit Committee in accordance with the Policy. None of the services described in the table above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of SEC Rule 2-01 of Regulation S-X.

The Company no longer has any engagements with its external auditors for services identified in paragraph 3 of the Policy set out below.

Policy Restricting the Use of the Company's External Auditors

1. This policy governs all proposals by SLF or any of its subsidiaries [the Company] to engage, as a service provider, the external auditor or any of its affiliates, related businesses or associated persons as defined in the Sarbanes-Oxley Act of 2002 ("S-O Act") (collectively referred to as the "External Auditor").

2. The External Auditor will normally be engaged to provide audit and audit-related services, including advisory services related to the External Auditor's audit and audit-related work such as advice pertaining to internal audit, tax, actuarial valuation, risk management, and regulatory and compliance matters, subject to the prohibitions contained in the S-O Act and in any other applicable laws, regulations or rules. The S-O Act prohibitions are set out in Appendix 1.

3. Any engagement of the External Auditor for services that would be legally prohibited by the S-O Act and that was in place at the date this policy was initially established may continue in place until such prohibition becomes operative or it is otherwise prohibited by applicable law, regulation or rule. The Controller of SLF will maintain a list of such engagements. SLF will not enter into any other such engagements prior to the S-O Act prohibitions becoming operative.

4. Each engagement of the External Auditor to provide services will require the approval in advance of the audit committee of SLF and the Audit Committee of any affected subsidiary of SLF [the Company] that is itself directly subject to the S-O Act. The Audit Committee may establish procedures regarding the approval process, which will be co-coordinated by the SLF Controller.

5. SLF and its subsidiaries [the Company] will not employ or appoint as chief executive officer, chief financial officer, controller, chief accounting officer, appointed actuary, or equivalent position within SLF or subsidiary any person who was employed by the External Auditor and who provided any services to SLF or any subsidiary at any time during the previous two years.

6. The SLF Controller is responsible for the application and interpretation of this policy, and should be consulted in any case where there is uncertainty regarding whether a proposed service is, or is not, an audit or audit-related service. The SLF Controller will revise Appendix 1 as required, from time to time, to reflect changes in applicable laws, regulations or rules.

7. This policy is effective from November 7, 2002.

Appendix 1

Sarbanes-Oxley Act of 2002 - Prohibition on services

The External Auditor will be prohibited from providing the following services after the applicable provisions of the S-O Act become operative:

a) bookkeeping or other services related to the accounting records or financial statements;

b) financial information systems design and implementation;

c) appraisal or valuation services, fairness opinions, or contribution-in-kind reports;

d) actuarial services;

e) internal audit outsourcing services;

f) management functions or human resources;

g) broker or dealer, investment adviser, or investment banking services;

h) legal services and expert services unrelated to the audit; and

i) any other service that the Public Company Accounting Oversight Board, to be established under the S-O

Act, determines to be impermissible."

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial statements (set forth in Item 8):

- Consolidated Statements of Income for each of the three years ended December 31, 2003, December 31, 2002 and December 31, 2001.

- Consolidated Balance Sheets at December 31, 2003 and December 31, 2002.

- Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2003, December 31, 2002 and December 31, 2001.

- Consolidated Statements of Stockholder's Equity for each of the three years ended December 31, 2003, December 31, 2002 and December 31, 2001.

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2003, December 31, 2002 and December 31, 2001.

- Notes to Consolidated Financial Statements.

- Independent Auditors' Report.

- Supplementary financial information

In addition to the financial statements identified above, which are set forth in Item 8, the Company hereby incorporates by reference into this Form 10-K the Consolidated Statements of Income for the Two Month Period ended December 31, 2001, the Consolidated Statements of Comprehensive Income for the Two Month Period ended December 31, 2001, the Consolidated Statements of Stockholder's Equity for the Two Month period ended December 31, 2001, the Consolidated Statements of Cash Flows for the Two Month Period ended December 31, 2001, the Notes to Consolidated Financial Statements and Financial Statement Schedules III and IV, as set forth in Item 15(a)(1) and (2) of Keyport's Form 10-K for the fiscal year ended December 31, 2002, File No. 333-1783, filed on March 31, 2003. Such incorporated financial statements and schedules are the separate financial statements of Keyport referenced in the third sentence of the fourth paragraph of the Independent Auditors' Report of Deloitte & Touche LLP, set forth in Item 8 of this Form 10-K (see page 70).

(a)(2) Financial statement schedules (set forth below):

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

SCHEDULE I

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2003

(in 000's)

			Balance sheet
Type of Investment	Cost	Value	Amount
Available-for-sale fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 5,251,364	$ 5,296,834	$ 5,296,834
Foreign Government & Agency Securities	82,774	96,423	96,423
States & Political Subdivisions	1,693	1,780	1,780
U.S. Treasury & Agency Securities	685,075	690,102	690,102
Corporate securities:
Basic Industry	497,699	517,582	517,582
Capital Goods	600,303	644,825	644,825
Communications	1,214,136	1,261,431	1,261,431
Consumer Cyclical	1,156,471	1,218,757	1,218,757
Consumer Noncyclical	551,144	590,186	590,186
Energy	568,786	599,448	599,448
Finance	2,896,392	3,000,949	3,000,949
Industrial Other	414,828	427,783	427,783
Technology	79,775	83,010	83,010
Transportation	579,351	593,400	593,400
Utilities	1,678,450	1,756,838	1,756,838
Total Corporate	10,237,335	10,694,209	10,694,209
Total available-for-sale fixed maturities	$ 16,258,241	$ 16,779,348	$ 16,779,348
Trading fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 96,189	$ 101,735	$ 101,735
Foreign Government & Agency Securities	5,227	6,106	6,106
Corporate securities:
Basic Industry	67,321	75,010	75,010
Capital Goods	83,797	92,431	92,431
Communications	170,219	185,475	185,475
Consumer Cyclical	167,633	181,250	181,250
Consumer Noncyclical	40,623	41,269	41,269
Energy	80,957	87,159	87,159
Finance	323,412	350,176	350,176
Industrial Other	57,925	63,781	63,781
Technology	3,804	4,114	4,114
Transportation	76,614	75,221	75,221
Utilities	260,933	263,892	263,892
Total Corporate	1,333,238	1,419,778	1,419,778
Total trading fixed maturities	$ 1,434,654	$ 1,527,619	$ 1,527,619

Equity securities: Common stocks	$ 1,452	$ 1,452	$ 1,452
Mortgage loans on real estate	972,102	1,059,145	972,102
Real estate	84,421	84,421	84,421
Derivative instruments	400,037	400,037	400,037
Limited partnerships	330,562	330,562	330,562
Other invested assets	46,996	46,996	46,996
Policy loans	692,887	692,887	692,887
Short-term investments	24,662	24,662	24,662
Total investments	$20,246,014	$ 20,947,129	$ 20,860,086

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

(in 000's)

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses		Other Policy Claims and Benefits Payable(1)

Wealth Management
2003	$ 840,118	$ 18,691,908		$ 44,838
2002	757,989	18,417,970		46,333

Group Protection
2003	$ -	$ 34,151		$ 4,090
2002	-	26,040		3,085

Individual Protection
2003	$ 49,483	$ 308,182		$ 1,578
2002	37,659	225,747		1,081

Corporate
2003
$                             -
		$ -		$ -
2002
-
		-		-

Segment	Net Investment Income (Loss) (2)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs And Value of Business Acquired	Interest and Other Operating Expenses

Wealth Management
2003	$ 1,168,841	$ 948,508	$ 94,464	$ 204,699
2002	1,182,068	899,000	245,558	261,467
2001	525,509	393,074	140,178	124,951

Group Protection
2003	$ 1,669	$ 17,813	$ -	$ 7,900
2002	2,027	10,383	-	5,247
2001	1,752	10,682	-	5,248

Individual Protection
2003	$ 12,692	$ 18,926	$ 3,934	$ 30,988
2002	11,703	15,781	5,955	39,709
2001	13,301	7,439	(1,144)	22,088

Corporate
2003	$ 25,548	$ -	$ -	$ 61,790
2002	(10,588)	688	-	37,417
2001	14,492	-	-	104,691

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

SCHEDULE IV

REINSURANCE

(in 000's)

Ceded to

Gross

Other

Net

Amount

Companies

Amount

2003

Life Insurance in Force

$       32,342,558

$       22,347,833

$            9,994,725

Premiums

   Life Insurance

$              52,397

$                3,468

$                 48,929

   Accident and Health
13,082	1,493	11,589
Total Premiums

$              65,479

$                4,961

$                 60,518

2002

Life Insurance in Force

$       27,769,050

$       18,041,620

$            9,727,430

Premiums

   Life Insurance

$              40,285

$                4,133

$                 36,152

   Accident and Health
8,904	1,482	7,422
Total Premiums

$              49,189

$                5,615

$                 43,574

2001

Life Insurance in Force

$      23,580,278

$      14,031,836

$            9,548,442

Premiums

   Life Insurance

$             37,543

$                1,842

$                 35,701

   Accident and Health
6,437	1,129	5,308
Total Premiums

$             43,980

$                2,971

$                 41,009

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K:

The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.
3.1	Certificate of Incorporation, as amended through March 24, 2004

3.2	By-Laws, as amended March 19, 2004

4.1

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83256, filed on June 22, 2002)

4.2

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83256, filed on June 22, 2002)

4.3

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the to Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-74844, filed on December 10, 2001)

4.4

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 5 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No 33-41628, filed on April 28, 1998)

4.5

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 9 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 33-41628, filed on March 2, 1998)

4.6

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83256, filed on June 22, 2002)

4.7

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. No. 333-37907, filed on October 14, 1997)

4.8

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-41438, filed on September 25, 2000)

4.9

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. No. 333-05227, filed on April 10, 1998)

4.10

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-30844, filed on June 9, 2000)

4.12

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-82957, filed September 29, 1999)

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K (continued):
4.13

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-31248, filed June 14, 2000)

4.14

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83256, filed on June 22, 2002)

4.15

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-74972, filed on December 12, 2001)

4.16

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 9 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 33-29852, filed on April 16, 1998)

4.17

Group Contract Form No. DIA(1); Certificate Form No. DIA(1)/CERT; and Individual Contract Form No. DIA(1)/IND (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement of Keyport Life Insurance Company on Form S-1, File No. 333-13609, filed on or about February 7, 1997)

4.18

Group Contract Form No. MVA(1) and Certificate Form No. VA(1)/CERT (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement of Keyport Life Insurance Company on Form S-1, File No. 333-1783, filed on August 2, 1996)

14	Omitted pursuant to Instruction I(2)(c) to Form 10-K

21	Subsidiaries of the Company omitted pursuant to Instruction I(2)(b) to Form 10-K

23.1	Consent of Independent Auditors

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2003.

(c) Exhibits required by Item 601 of Regulation S-K:

See Item 15(a)(3) above.

(d) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b):

Other than the financial statement schedules set forth in Item 15(a)(2) above, no other financial statement schedules are required to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Sun Life Assurance Company of Canada (U.S.), has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.) (Registrant)

By:	/s/Robert C. Salipante
Robert C. Salipante
President

Date:	March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
/s/Robert C. Salipante
President and Director

March 29, 2004

Robert C. Salipante
(Principal Executive Officer)

/s/Gary Corsi
Vice President & Chief Financial Officer

March 29, 2004

Gary Corsi
(Principal Financial Officer)

/s/James C. Baillie
Director

March 29, 2004

James C. Baillie

/s/Paul W. Derksen
Director

March 29, 2004

Paul W. Derksen

/s/James McNulty, III
Director

March 29, 2004

James McNulty, III

/s/C. James Prieur
Director

March 29, 2004

C. James Prieur

/s/David K. Stevenson

Director

March 29, 2004

David K. Stevenson

/s/Donald A. Stewart
Director

March 29, 2004

Donald A. Stewart

/s/William W. Stinson
Director

March 29, 2004

William W. Stinson

Supplemental Information to be Furnished With Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

The registrant is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc. and does not send annual reports or proxy material to its sole security holder.