Form 10-Q
period 2004-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2004-05-14
CIK 745544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended March 31, 2004	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699 and 333-111636

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of principal executive offices)		(Zip Code)

(781) 237-6030

(Registrant's telephone number, including area code)

NONE

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Registrant has 6,437 shares of common stock outstanding on May 14, 2004, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2004

TABLE OF CONTENTS

PART II -	Other Information

Item 1:	Legal Proceedings	35

Item 2:	Changes in Securities and Use of Proceeds	35

Item 3:	Defaults Upon Senior Securities	35

Item 4:	Submission of Matters to a Vote of Security Holders	35

Item 5:	Other Information	35

Item 6:	Exhibits and Reports on Form 8-K	35

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the three months ended March 31,

	Unaudited
	2004	2003 Restated

Revenues

Premiums and annuity considerations	$ 15,711	$ 15,907
Net investment income	315,062	305,040
Net derivative loss	(31,752)	(12,510)
Net realized investment gains (losses)	57,983	(1,837)
Fee and other income	88,895	79,188

Total revenues	445,899	385,788

Benefits and Expenses

Interest credited	167,428	223,865
Interest expense	35,449	30,220
Policyowner benefits	39,133	46,676
Other operating expenses	44,229	47,331
Amortization of deferred policy acquisition costs and value of business acquired	(38,102)	38,234

Total benefits and expenses	248,137	386,326

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	197,762	(538)

Income tax expense (benefit)	61,394	(2,989)

Net income before minority interest and cumulative effect of change in accounting principle	136,368	2,451

Minority interest share of income	4,863	-

Net income before cumulative effect of change in accounting principle	131,505	2,451

Cumulative effect of change in accounting principle, net of tax benefit of $477	(886)	-

Net income	$ 130,619	$ 2,451

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)
	Unaudited
ASSETS	March 31, 2004	December 31, 2003
Investments
Fixed maturities available-for-sale at fair value (amortized cost
of $15,902,370 and $16,338,241 in 2004 and 2003, respectively)	$16,675,450	$16,858,414
Trading fixed maturities at fair value (amortized cost of
$1,399,592 and $1,434,654 in 2004 and 2003, respectively)	1,517,510	1,527,619
Subordinated note from affiliate held-to-maturity (fair value of $722,124 and $699,069 in 2004 and 2003, respectively)	600,000	600,000
Short-term investments	26,126	24,662
Mortgage loans	1,043,633	972,102
Derivative instruments - receivable	496,163	400,037
Limited partnerships	340,394	330,562
Equity securities	14,955	1,452
Real estate	90,444	84,421
Policy loans	692,524	692,887
Other invested assets	46,940	46,996
Cash and cash equivalents	579,874	513,454
Total investments	22,124,013	22,052,606

Accrued investment income	300,306	285,224
Deferred policy acquisition costs	990,661	889,601
Value of business acquired	8,720	22,391
Goodwill	705,202	705,202
Receivable for investments sold	131,612	37,049
Reinsurance receivable from affiliate	1,730,435	1,741,962
Other assets	452,486	371,474
Separate account assets	17,794,312	17,521,009
Total assets	$44,237,747	$43,626,518
LIABILITIES
Contractholder deposit funds and other policy liabilities	18,087,984	18,317,422
Future contract and policy benefits	738,652	716,819
Payable for investments purchased	299,167	261,673
Accrued expenses and taxes	60,770	73,111
Deferred federal income taxes	142,393	18,897
Long-term debt	40,500	40,500
Long-term debt payable to affiliates	1,025,000	1,025,000
Partnership capital securities	620,615	607,826
Reinsurance payable to affiliate	1,731,706	1,741,962
Derivative instruments - payable	304,054	248,272
Other liabilities	323,462	196,401
Separate account liabilities	17,794,312	17,509,294
Total liabilities	$41,168,615	$40,757,177

Commitments and contingencies - Note 5
Minority interest	4,863	-
STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	6,437	6,437
Additional paid-in capital	2,071,888	2,071,888
Accumulated other comprehensive income	341,990	227,681
Retained earnings	643,954	563,335
Total stockholder's equity	$3,064,269	$2,869,341

Total liabilities and stockholder's equity	$44,237,747	$43,626,518

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the three months ended March 31,

	Unaudited
	2004	2003 Restated

Net income	$ 130,619	$ 2,451
Other comprehensive income:
Net change in unrealized holding gains on available- for-sale securities, net of tax and policyholder amounts	152,413	75,710
Reclassification adjustments of realized investment (gains) into net income	(38,104)	(17,894)
Other comprehensive income	114,309	57,816

Comprehensive income	$ 244,928	$ 60,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the three months ended March 31, 2004 and 2003

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2002 - Restated	$6,437	$2,071,888	$248,911	$468,344	$2,795,580

Comprehensive income:
Net income - Restated				2,451	2,451
Other comprehensive income - Restated			57,816		57,816

Balance at March 31, 2003 - Restated	$6,437	$2,071,888	$306,727	$470,795	$2,855,847

Balance at December 31, 2003	$6,437	$2,071,888	$227,681	$563,335	$2,869,341

Comprehensive income:
Net income				130,619	130,619
Dividend payable				(50,000)	(50,000)
Other comprehensive income			114,309		114,309

Balance at March 31, 2004	$6,437	$2,071,888	$341,990	$643,954	$3,064,269

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the three months ended March 31,

	Unaudited
	2004	2003 Restated

Cash Flows From Operating Activities:
Net income from operations	$ 130,619	$ 2,451
Adjustments to reconcile net income to net cash provided by
operating activities:
Income to minority interest	4,863	-
Amortization of discount and premiums	20,050	25,567
Amortization of DAC and VOBA	(38,102)	38,234
Depreciation and amortization	1,043	4,389
Non cash derivative activity	(5,502)	(42,853)
Net realized gains (losses) on investments	(57,983)	1,837
Net unrealized gains on trading investments	(26,340)	(27,862)
Net change in unrealized and undistributed (gains) losses in private
equity limited partnerships	(16,462)	15,114
Interest credited to contractholder deposits	166,056	225,944
Deferred federal income taxes (benefits)	60,959	(13,193)
Cumulative effect of change in accounting principles, net of tax	886	-
Changes in assets and liabilities:
Deferred acquisition costs	(91,348)	(69,721)
Accrued investment income	(22,310)	(13,345)
Other assets	(66,555)	(90,498)
Future contract and policy benefits	(8,578)	(4,190)
Other, net	258,993	103,260
Net sales (purchases) of trading fixed maturities	36,176	7,694

Net cash provided by operating activities	346,465	162,828

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	4,082,582	2,471,554
Mortgage loans	42,917	31,933
Other invested assets	53,949	225
Purchases of:
Available-for-sale fixed maturities	(3,681,510)	(2,791,580)
Mortgage loans	(115,600)	(21,081)
Real estate	(6,523)	-
Other invested assets	(53,826)	(9,270)
Changes in other investing activities, net	(17,171)	(165)
Net change in policy loans	363	245
Net change in short term investments	(1,464)	60,948

Net cash provided by (used in) investing activities	$ 303,717	$ (257,191)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the three months ended March 31,

	Unaudited
	2004	2003 Restated

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 442,052	$ 832,294
Withdrawals from contractholder deposit funds	(1,025,814)	(533,040)

Net cash (used in) provided by financing activities	(583,762)	299,254

Net change in cash and cash equivalents	66,420	204,891

Cash and cash equivalents, beginning of period	513,454	725,550

Cash and cash equivalents, end of period	$ 579,874	$ 930,441

Supplemental Cash Flow Information:
Income taxes paid	$ 5,159	$ 31,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

GENERAL

Sun Life Assurance Company of Canada (U.S.) ("SLUS") was incorporated in 1970 as a life insurance company domiciled in the State of Delaware. On April 3, 2003, SLUS and its affiliate Keyport Life Insurance Company ("Keyport"), filed a Form D (Prior notice of Transaction) with the Division of Insurance, Department of Business Regulation of the State of Rhode Island and filed similar documents with the Delaware Department of Insurance. Both filings sought regulatory approval for the merger of Keyport with and into SLUS. On December 31, 2003 at 5:00 p.m., SLUS and Keyport completed the merger. Pursuant to the Merger Agreement, Keyport merged with and into SLUS with SLUS as the surviving company ("the Company"). The Company is licensed and authorized to write all business that was previously written by Keyport and SLUS. The merger had no effect on the existing rights and benefits of policyholders or contractholders from either company. Both Keyport and SLUS were direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. ("SLC U.S. Holdings"), and indirect wholly-owned subsidiaries of Sun Life Financial Inc., a reporting company under the Securities Exchange Act of 1934.

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

The Company is licensed in 49 states and certain other territories. In addition, the Company's wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is licensed in New York. The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts ("GICs"), group life, group disability, stop loss insurance, and other asset management services.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

BASIS OF PRESENTATION (continued)

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. As of March 31, 2004, the Company owned all of the outstanding shares of SLNY, Sun Benefit Services Company, Inc. ("SBSC"), Sun Capital Advisers, Inc. ("SCA"), Sun Life of Canada (U.S.) SPE 97-I, Inc. ("SPE 97-I), Sun Life of Canada (U.S.) Holdings General Partner LLC ("the General Partner"), Clarendon Insurance Agency, Inc. ("Clarendon"), and Independence Life and Annuity Company ("Independence Life"). The General Partner is the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I ('the Partnership") and as a result, the Partnership is consolidated with the results of the Company. In addition, the Company consolidates its investments in two variable interest entities ("VIEs"). The consolidation of the VIEs required the Company to report minority interest relating to the equity ownership not controlled by the Company.

SLNY is engaged in the sale of individual fixed and variable annuity contracts, variable universal life insurance, and group life, group disability insurance and stop loss contracts in its state of domicile, New York. SBSC became an inactive subsidiary in 2002. SCA is a registered investment adviser. SPE 97-I was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. The General Partner is the sole general partner of the Partnership. The Partnership was established to purchase subordinated debentures issued by the Company's parent, SLC U.S. Holdings, and to issue Partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I. Clarendon is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. Independence Life is a life insurance company that sold variable and whole life insurance products.

All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates are those used in determining the fair value of financial instruments, deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), goodwill, the liabilities for future contract and policyholder benefits and other than temporary impairments of investments.

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2004 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2004 the Company adopted American Institute of Certified Public Accountants' Statement of Position 03-1 ("SOP 03-1"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The major provisions of the SOP that affect the Company require:

o	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;
o	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs (DAC);
o	Reporting and measuring the Company's interest in its separate accounts as investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

Effects of Adoption

The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of SOP 03-01 at January 1, 2004 decreased net income and stockholder's equity by $0.9 million and reduced accumulated other comprehensive income by $2.1 million. It was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $34.4 million, pretax, an increase in DAC of $29.5 million, pretax, and the recognition of the unrealized gain on investments in separate accounts of $3.5 million, pretax.

Liabilities for contract guarantees

The Company offers various guarantees to certain policyholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period.

The table below represents information regarding the Company's variable annuity contracts with guarantees at March 31, 2004 (000's):

Benefit Type	Account balance	Net Amount at Risk	Average Attained Age
Minimum Death	$ 16,596,200	$ 2,972,200	65.4
Minimum Income	$ 360,308	$ 72,685	57.0
Minimum Accumulation or Withdrawal	$ 416,900	$ -	61.0

The minimum guaranteed death benefit and income benefit was $32.9 million and $1.5 million, respectively, at January 1, 2004 and $29.1 million and $1.6 million, respectively, at March 31, 2004. The guaranteed minimum accumulation or withdrawal benefit was a $0.5 million receivable at January 1, 2004 and March 31, 2004.

The liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The benefit ratio may be in excess of 100%. For guarantees in the event of death, benefits represent the current guaranteed minimum death payments in excess of the current account balance. For guarantees at annuitization, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

Projected benefits and assessments used in determining the liability for guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected future gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based upon factors such as eligibility conditions and the annuitant's attained age.

The liability for guarantees will be re-evaluated periodically, and adjustments will be made to the liability balance through a charge or credit to policyowner benefits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", and are recognized at fair value through earnings.

Interest in Separate accounts

At December 31, 2003, the Company had $11.7 million representing unconsolidated interests in its own separate accounts. These interests were recorded as separate account assets, with changes in fair value recorded through other comprehensive income. On January 1, 2004, the Company reclassified these interests to investments in trading securities.

Sales Inducements

The Company currently offers enhanced or bonus crediting rates to policyholders on certain of its annuity products. Through December 31, 2003, the expenses associated with certain of these bonuses was deferred and amortized. Others were expensed as incurred. Effective January 1, 2004, upon adoption of SOP 03-01, the expenses associated with offering a bonus are deferred and amortized over the life of the related contract in a pattern consistent with the amortization of DAC.

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $24.4 million and $20.7 million for the three-month periods ended March 31, 2004 and 2003, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $37.3 million and $32.8 million for the three-month periods ended March 31, 2004 and 2003, respectively.

During the three-month period ended March 31, 2003, the Company sold a $100 million note issued by Massachusetts Financial Services Company ("MFS"), an affiliate, to another affiliate, Sun Life (Hungary) Group Financing Limited Liability Company, for approximately $109.1 million. The note was sold at a gain of $9.1 million.

The Company leases office space to SLOC under lease agreements with terms expiring in December 2009 and options to extend the terms for each of eleven successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Rent received by the Company under the lease for the three-month periods ended March 31 amounted to approximately $3.0 million in both 2004 and 2003.

On March 22, 2004, the Company declared a dividend payment of $50 million. The dividend was paid on April 15, 2004. The Company did not make any dividend payments in 2003.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which MFS serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.8 million and $5.1 million for the three-month periods ended March 31, 2004 and 2003, respectively.

During the second and fourth quarters of 2003, the Company purchased an aggregate of $80 million in promissory notes from MFS. These promissory notes are included with fixed maturities available-for-sale in the financial statements. The interest rates on these notes range from 2.988% to 3.512% and the terms are from 3-5 years. In addition, during three-month period ended March 31, 2004, the Company purchased an additional $60 million in promissory notes from MFS. Interest earned for the three-month period ended March 31, 2004 was $0.7 million.

For the three-month periods ended March 31, 2004 and 2003, the Company paid $10.1 million and $3.5 million, respectively, in commission fees to MFS/Sun Life Financial Distributors, Inc., an affiliate.

For the three-month periods ended March 31, 2004 and 2003, the Company paid $14.4 million and $21.7 million in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

Management believes intercompany revenues and expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the amounts that would be incurred if the Company operated on a standalone basis.

3. SEGMENT INFORMATION

The Company offers financial products and services such as fixed and variable annuities, GICs, retirement plan services, and life insurance on an individual and group basis, as well as disability and stop-loss insurance on a group basis. As described below, the Company conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the three operating segments and to engage in other financing and investment related activities. Net investment income is allocated based on segmented assets by line of business. Management evaluates the results of the operating segments on an after-tax basis. The Company does not depend on one or a few customers, brokers or agents for a significant portion of its operations.

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

The Group Protection Segment markets and administers group life, long-term disability and stop loss insurance to small and mid-size companies in the State of New York.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

The Corporate Segment includes the unallocated capital of the Company, its debt financing, its consolidated investments in variable interest entities, and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments. Prior year segmented results have been restated to include the results of Keyport in the Wealth Management Segment (in 000's):

	Three months ended March 31, 2004

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 358,287	$ 14,638	$ 7,951	$ 65,023	$ 445,899
Total Expenditures	202,364	14,745	8,456	22,572	248,137
Pretax Income (Loss)	155,923	(107)	(505)	42,451	197,762
Net Income (Loss)	$ 98,673	$ (35)	$ (328)	$ 32,309	$ 130,619

Total Assets	$ 39,966,810	$ 3,034,478	$ 48,519	$ 1,187,940	$44,237,747

	Three months ended March 31, 2003 - Restated

Total Revenues	$ 373,747	$ 10,797	$ 6,325	$ (5,081)	$ 385,788
Total Expenditures	357,731	9,873	6,088	12,634	386,326
Pretax Income (Loss)	16,016	924	237	(17,715)	(538)
Net Income (Loss)	$ 11,359	$ 576	$ 193	$ (9,677)	$ 2,451

Total Assets December 31, 2003	$ 39,766,404	$ 2,973,014	$ 46,535	$ 840,565	$43,626,518

4. REINSURANCE

While the Wealth Management Segment currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.7 billion as of March 31, 2004. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliated company. By reinsuring the SPWL product, the Company reduced net investment income by $21.9 million and interest credited by $20.1 million for the three month period ended March 31, 2004. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities. The recoverable for the reinsurance amount and payable for the funds withheld are reported as separate line items within the accompanying financial statements.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. COMMITMENTS AND CONTINGENT LIABILITIES

REGULATION AND REGULATORY DEVELOPMENTS

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

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating with the SEC in these matters. In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

LITIGATION, INCOME TAXES AND OTHER MATTERS

The Company is not aware of any contingent liabilities arising from litigation, income taxes or other matters that could have a material effect upon the financial condition, results of operations or cash flows of the Company.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS

The following table sets forth the components of the net periodic pension cost for the three-month period ended March 31, 2004 and 2003 (in 000's):

	2004		2003
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 2,468	$ 346	$ 2,239	$ 218

Interest cost	3,030	784	2,624	592

Expected return on plan assets	(4,426)	-	(3,590)	-

Amortization of transition obligation asset	(763)	-	(763)	-

Amortization of prior service cost	214	(60)	214	(60)

Recognized net actuarial loss (gain)	785	403	1,054	208
Net periodic benefit cost	$ 1,308	$ 1,473	$ 1,778	$ 958
The Company's share of net periodic benefit cost	$ 804	$ 840	$ 749	$ 729

Estimated Contributions

The Company does not plan to make any contributions in 2004 to either the pension benefits plan or the other post retirement benefits plan.

The Company did not make any contributions in 2003 to either the pension benefits plan or the other post retirement benefits plan.
  SUBSEQUENT EVENT

On May 13, 2004, the Company's Board of Directors approved $50.0 million of dividends to its parent, SLC (U.S.) Holdings.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant ("the Company") elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Statement of Operations between the three month periods ended March 31, 2004 and March 31, 2003.

CAUTIONARY STATEMENT

This Form 10-Q includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features and distribution capability, which could constrain the Company's growth and profitability.

o	Changes in interest rates and market conditions.

o	Regulatory and legislative developments.

o	Developments in consumer preferences and behavior patterns.

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in a (decrease) increase in DAC amortization of $(109.1) million and $18.5 million for the three-month periods ended March 31, 2004 and 2003, respectively.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC decreased by $(187.7) million and $(132.3) million for the unrealized gains at March 31, 2004 and December 31, 2003, respectively, relating to this adjustment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to the three months ended March 31, 2003:

Net Income

The Company's net income was $130.6 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively. Income (loss) before income taxes was $197.8 million and $(0.6) million for the three months ended March 31, 2004 and 2003, respectively. The $198.4 million pretax increase was due to the improvement in the Wealth Management Segment (increase of $139.9 million) and the Corporate Segment (increase of $60.1 million), offset by losses in the Individual Protection Segment (decrease of $1.0 million) and the Group Protection Segment (decrease of $0.7 million). Federal income tax expense (benefit) was $61.4 million and $(3.0) million for the three months ended March 31, 2004 and 2003, respectively. The increase in the current year is primarily due to the increase in pre-tax income. The results of operations by segment are discussed more fully below.

Results of Operations by Segment

The Company's net income (loss) from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income (loss) from operations by segment.

Wealth Management Segment

The Wealth Mangement Segment sells a full range of retirement-oriented insurance products that provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income. Through 2002, this segment also marketed guaranteed investment contracts ("GICs") to unrelated third parties.

The segment's principal products are categorized as follows:

Fixed Annuities - Fixed annuity products are principally single premium deferred annuities ("SPDA"). A SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term and is reset annually thereafter, subject to a guaranteed minimum rate. Interest crediting continues until the policy is surrendered, the policyholder dies, or when the policyholder turns age 90.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Equity-Indexed Annuities - Equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index. Earnings on the Company's equity-indexed annuity products are based on a percentage of the increase in the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company). The Company's equity-indexed products also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines, there is no market risk to the policyholder's principal.

Institutional Investment Contracts - Institutional contracts are contracts to institutional investors or to trusts that issued GICs to unrelated third parties. These contracts may contain any of a number of features including variable or fixed interest rates, equity index options, and may be denominated in foreign currencies.

While the Wealth Management segment currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.7 billion as of March 31, 2004. On December 31, 2003, this entire block of business was reinsured with SLOC, an affiliated company. By reinsuring the SPWL product, the Company reduced net investment income by $21.9 million and interest credited by $20.1 million for the three month period ended March 31, 2004.

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

The Company sells its annuity products via two affiliated wholesale distribution organizations, MFS/Sun Life Financial Distributors, Inc. and Clarendon Insurance Agency, Inc., and an affiliated retail distribution organization, Independent Financial Marketing Group, Inc. The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents and financial advisers. Investment funds available under these products are managed by several investment managers, including Massachusetts Financial Services Company, an affiliate of the Company, and Sun Capital Advisers, Inc., a subsidiary of the Company.

The following is a summary of operations for the Wealth Management Segment for the three months ended

March 31 (in 000's):
	2004	2003 - Restated
Total Revenues
$                     358,287

$               373,747

Total Expenditures	202,364	357,731
Pretax Income	155,923	16,016

Net Income	$ 98,673	$ 11,359

The Wealth Management Segment has been significantly impacted by changes in the financial markets. The pre-tax income of $155.9 million for the three months ended March 31, 2004 was $139.9 million greater than the $16.0 million pre-tax income for the three months ended March 31, 2003. The increase in income over the same period in 2003 was primarily due to improvements in realized gains coupled with a reduction of operating and DAC expenses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

REVENUES

Total Revenues were $358.3 million and $373.7 million for the three months ended March 31, 2004 and 2003, respectively. The decrease of $15.4 million was primarily due to a decrease in derivative income partially offset by realized gains on the sale of securities and increased fee income. The significant changes from the three months ended March 31, 2003 were as follows:

Investment income - was $279.0 million and $297.2 million for the three months ended March 31, 2004 and 2003, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $239.3 million and $281.6 million for the three months ended March 31, 2004 and 2003, respectively. The decrease of $42.3 million during 2004, as compared to 2003, was the result of a lower average investment yield of $1.5 million, and a decrease in average invested assets of $40.8 million. Changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments resulted in an increase in investment income of $24.2 million for the three months ended March 31, 2004, as compared to the same period in 2003.

Separate Account fees - are primarily mortality and expense charges earned on variable annuity balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $53.8 million and $44.4 million for the three months ended March 31, 2004 and 2003, respectively. Variable product fees represented 1.44% and 1.40% of the average variable annuity separate account balances for the three months ended March 31, 2004 and 2003, respectively. The increase in separate account income was due to an increase in average separate account assets. Average separate account assets were $15.0 billion and $12.7 billion for the three months ended March 31, 2004 and 2003, respectively.

Surrender charges - are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $7.0 million and $9.0 million for the three months ended March 31, 2004 and 2003, respectively.

Derivative losses - were $(55.5) million and $(13.0) million for the three months ended March 31, 2004 and 2003, respectively. Derivative losses primarily represent fair value changes of derivative instruments, and the net interest received or paid on swap agreements.

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

Derivative losses (continued)

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

Net derivative loss (gains) for the Wealth Management Segment consisted of the following (in 000's):
	Three Months Ended March 31,
	2004	2003 - Restated
Net expense on swap agreements	$ 18,095	$ 23,888
Change in fair value of swap agreements (interest rate, currency, and equity)	33,659	(16,628)
Change in fair value of options, futures and embedded derivatives	3,760	5,747

Total derivative losses	$ 55,514	$ 13,007

Realized investment gains - were $48.8 million and $14.0 million for the three months ended March 31, 2004 and 2003, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $7.4 million for the three month period ended March 31, 2004. For the three months ended March 31, 2003, net realized investment gains included $(15.2) million for certain fixed maturity investments where the decline in value was determined to be other-than-temporary.

BENEFITS AND EXPENSES

Total benefits and expenditures were $202.4 million and $357.7 million for the three months ended March 31, 2004 and 2003, respectively.  The decrease of $155.3 million was primarily due to the following:

Interest credited - to policyholders was $164.3 million and $222.0 million for the three months ended March 31, 2004 and 2003, respectively. The decrease of $57.7 million during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, was the result of a lower average interest credited rate of $10.8 million and increase in average policyholder balances of $5.7 million. In addition interest credited was reduced in the current year by $20.1 million due to the SPWL reinsurance agreement and a reserve adjustment of $32.5 million during the first quarter of 2003, which was recorded as a component of interest credited to policyholders. (Interest credited to policyholders was accurately recorded at the policy level at all times).

Amortization of deferred policy acquisition costs - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $(42.5) million and $41.0 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in DAC amortization for the three months ended March 31, 2004 was primarily due to favorable changes in the equity markets utilized in the estimated future gross profit assumptions used to calculate DAC amortization.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Amortization of value of business acquired - relates to the actuarial-determined present value of projected future gross profits from policies in force at the date that Keyport was acquired (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $1.5 million and $(4.1) million for the three months ended March 31, 2004 and 2003, respectively. During 2004, the Company revised its gross profit estimates resulting in a decrease to VOBA amortization of $2.8 million.

Policyholder benefits - were $31.9 million and $42.6 million for the three months ended March 31, 2004 and 2003, respectively. The $10.7 million decrease in 2004 compared to 2003 was primarily due to a decrease in reserves of $7.4 million.

Operating Expenses - were $26.2 million and $34.5 million for the three months ended March 31, 2004 and 2003, respectively. The decrease of $8.3 million occurred primarily within general operating expenses due to improved expense management.

Individual Protection Segment

The Company currently markets primarily variable life insurance products. These products include variable universal life ("VUL") products marketed to individuals and the corporate owned life insurance ("COLI") and bank-owned life insurance ("BOLI") markets. VUL products are insurance products that allow for flexible premiums and the policyholder directs how the cash value is invested, and thus bears the investment risk. The Company's management expects the variable life business to grow and become more significant in the future. Additionally, the Company also administers closed blocks of single premium whole life, universal life and variable life insurance business.

The following provides a summary of the operations for the Individual Protection Segment for the three months ended March 31 (in 000's):
	2004	2003 - Restated
Total Revenues
$                      14,638

$                 10,797

Total Expenditures	14,745	9,873
Pretax (Loss) Income	(107)	924

Net (Loss) Income	$ (35)	$ 576

Earnings for the Individual Protection Segment decreased by $0.6 million for three months ended March 31, 2004, as compared to the three months ended March 31, 2003. Pretax net income decreased by $1.1 million. This decrease was attributed primarily to additional DAC amortization on the closed blocks of business and to increased operating expenses associated with new products. Both revenues and expenditures increased from growth in the overall volume of inforce business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term disability products to small and mid-size employers as part of those companies' employee benefit plans. This segment operates only in the State of New York through a subsidiary, SLNY.

The following provides a summary of operations for the Group Protection Segment for the three months ended

March 31 (in 000's):

	2004	2003 - Restated
Total Revenues
$                   7,951

$                   6,325

Total Expenditures	8,456	6,088
Pretax (Loss) Income	(505)	237

Net (Loss) Income	$ (328)	$ 193

The Group Protection Segment had a pretax (loss) income of approximately ($505,000) and $237,000 for the three months ended March 31, 2004 and 2003, respectively.

Total revenues in the first quarter of 2004 increased by approximately $1.6 million in comparison to 2003. The increase in revenue was primarily attributed to higher premiums in the group life insurance and long-term disability lines of business of approximately $1.4 million and $0.2 million, respectively.

Total expenditures increased by approximately $2.4 million in comparison to 2003. The expense increase is due primarily to increased benefits to policyholders of approximately $1.8 million due to the growing insurance block of business, particularly group life. The expense increase is also attributed to higher operating expenses and commission payments of approximately $0.3 million and $0.1 million, respectively

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investments in variable interest entities ("VIEs"), its debt financing and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the three months ended

March 31 in (000's):
	2004	2003
Total Revenues
$                       65,023

$                 (5,081)

Total Expenditures	22,572	12,634
Pretax (Loss) Income	42,451	(17,715)

Net Income	$ 32,309	$ (9,677)

The Corporate Segment had net income of $32.3 million and a net loss of $(9.7) for the three months ended March 31, 2004 and 2003, respectively. On a pre-tax basis the results improved by $60.2 million in 2004, as compared to 2003. The increase in pretax income is attributable to an increase in derivative income associated with the consolidation of certain VIEs in 2004 of $23.0 million; increased earnings of venture capital investments and other alternative investments of $17.0 million; increased realized gains on investments of $17.8 million; lower allocations of earnings on capital to the Wealth Management Segment, due to lower capital requirements; and additional investment income due to increased Corporate assets. Offsetting the increases in income was an increase in interest expense associated with the VIEs.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

INVESTMENTS

Asset/Liability Risk Management

The Company's primary investment objective is to maximize after-tax returns on the products issued within acceptable risk parameters. The Company is exposed to two primary types of investment risk:

o	Interest rate risk, meaning reinvestment risk and market value risk of the fixed income assets supporting interest-sensitive liabilities, if interest rates change over time, and
o	Credit risk, meaning uncertainties associated with the continued ability of an obligor to make timely payments of principal and interest.

For a more detailed discussion of the Company's interest rate risk management policies, practices and procedures, see "Interest rate risk management" in the "Quantitative and Qualitative Disclosures about Market Risk" section below (Item 3).

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

When the Company prices its products, it includes provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the estimate. However, actual losses may prove to be above or below the expected loss rate. The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle. The Company's credit function and capital base generally permit it to pursue a buy and hold strategy that balances assets and liabilities with the intent of withstanding near-term swings in the broader economy.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The composition of the investments in the Company's general account portfolio was as follows (in 000's):
	March 31, 2004		December 31, 2003
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity securities	$ 18,792,960	87.2%	$ 18,986,033	88.2%
Mortgage loans	1,043,633	4.8%	972,102	4.5%
Policy loans	692,524	3.2%	692,887	3.2%
Derivative instruments	496,163	2.3%	400,037	1.9%
Limited partnerships	340,394	1.6%	330,562	1.5%
Real estate	90,444	0.4%	84,421	0.4%
Other invested assets	46,940	0.2%	46,996	0.2%
Short-term investments	26,126	0.1%	24,662	0.1%
Equity securities	14,955	0.1%	1,452	0.0%
Total Invested Assets	$ 21,544,139	100.0%	$ 21,539,152	100.0%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. The Company diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgage-backed ("MBS") and asset-backed securities ("ABS"). ABS includes structured equipment and receivable investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The following tables provide the composition of the Company's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of March 31, 2004 and December 31, 2003 (in 000's):

Total
Fair Value

Net Unrealized Gain (Loss)

Fair Value of Securities with Gross Unrealized Gains

Gross Unrealized Gains

Fair Value of Securities with Gross Unrealized Losses

Gross Unrealized Losses

Corporate Securities:

March 31, 2004

Basic Industry

$ 535,573

$ 40,743

$ 469,801

$ 43,141

$ 65,772

$ (2,398)

Capital Goods

767,016

61,246

732,541

61,880

34,475

(634)

Communications

1,592,935

90,385

1,391,674

96,690

201,261

(6,305)

Consumer cyclical

1,429,605

92,030

1,351,904

93,458

77,701

(1,428)

Consumer non-cyclical

599,732

45,188

584,185

45,394

15,547

(206)

Energy

660,262

43,404

579,425

44,474

80,837

(1,070)

Finance

3,194,353

178,435

2,830,156

184,985

364,197

(6,550)

Technology

90,832

6,571

90,189

6,620

643

(49)

Transportation

616,372

18,423

463,496

39,869

152,876

(21,446)

Utilities

1,893,524

124,046

1,736,362

133,102

157,162

(9,056)

Other

445,069

19,989

355,663

21,152

89,406

(1,163)

Total corporate

11,825,273

720,460

10,585,396

770,765

1,239,877

(50,305)

Other:

 Asset backed and mortgage
backed securities

5,611,771

148,604

4,826,997

206,356

784,774

(57,752)

 Foreign government and
agency

68,246

4,514

68,246

4,514

-

-

 States & political
subdivisions

1,771

89

1,771

89

-

-

U.S. treasury & agency

545,367

18,844

522,662

19,632

22,705

(788)

 Subordinated notes from
Affiliates

862,656

122,655

783,054

123,054

79,602

(399)

Total other

7,089,811

294,705

6,202,730

353,644

887,081

(58,939)

Total fixed maturity securities

$ 18,915,084

$ 1,015,165

$ 16,788,126

$ 1,124,409

$ 2,126,958

$ (109,244)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

Corporate Securities:

December 31, 2003

Basic Industry

$ 592,592

$ 27,572

$ 509,787

$ 33,456

$ 82,805

$ (5,884)

Capital Goods

737,257

53,156

685,216

54,633

52,041

(1,477)

Communications

1,446,907

62,551

1,178,214

70,151

268,693

(7,600)

Consumer cyclical

1,400,007

75,903

1,241,853

80,485

158,154

(4,582)

Consumer non-cyclical

631,456

39,688

555,330

40,826

76,126

(1,138)

Energy

686,607

36,864

599,656

39,713

86,951

(2,849)

Finance

3,351,125

131,321

2,738,122

147,438

613,003

(16,117)

Technology

87,123

3,545

87,123

3,545

-

-

Transportation

668,619

12,656

479,135

35,701

189,484

(23,045)

Utilities

2,020,731

81,347

1,543,042

105,364

477,689

(24,017)

Other

491,564

18,811

336,980

21,641

154,584

(2,830)

Total corporate

12,113,988

543,414

9,954,458

632,953

2,159,530

(89,539)

Other:

 Asset backed and mortgage
backed securities

5,398,569

51,016

3,971,888

122,485

1,426,681

(71,469)

 Foreign government and
agency

102,528

14,528

98,091

14,589

4,437

(61)

 States & political
subdivisions

1,780

87

1,780

87

-

-

U.S. treasury & agency

690,102

5,027

458,002

13,343

232,100

(8,316)

 Subordinated note from
Affiliate

778,135

98,135

699,069

99,069

79,066

(934)

Total other

6,971,114

168,793

5,228,830

249,573

1,742,284

(80,780)

Total fixed maturity securities

$ 19,085,102

$ 712,207

$ 15,183,288

$ 882,526

$ 3,901,814

$ (170,319)

As of March 31, 2004, the portfolio carried $1,124.4 million in gross unrealized gains relative to $(109.2) million in gross unrealized losses. The $1,015.2 million net unrealized gain as of March 31, 2004 is a $303.0 million improvement over the $712.2 million in net unrealized gains at year-end 2003, reflecting improvement in corporate bond spreads, particularly in lower-rated issues.  As a percentage of fair value, the largest contributor of unrealized losses was the Transportation sector, driven by the ongoing restructuring in the airline sub-sector.   A brief discussion concerning the industry sectors comprising the Company's corporate bond holdings is as follows:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals, paper and forest products industries.  Broadly, this sector supplies commodity products for use as an end product or as input for higher value-added goods.  Demand typically fluctuates with the strength of the economy. Some sub-sectors, primarily metals and forest products, have seen strength in commodity pricing which coincided with the improving economy.  Alternatively, many paper and chemical companies have had limited success in instituting price hikes.  A more robust economy is expected to help most sector participants, though spreads for many issues may have already factored in the anticipated economic rebound.  The Company's portfolio is generally comprised of companies with specialty niches or dominant industry positions that may allow them to withstand market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing and environmental sub-sectors.  Aerospace continues to be negatively affected by the uncertain economic outlook, geopolitical concerns and weak conditions in the airline industry. Defense, on the other hand, is benefiting from the U.S. military buildup and increased budgets for homeland defense.  Building materials continue to suffer from reduced commercial construction.  Construction machinery and agricultural equipment has seen improvement in demand globally, and this sub-sector has seen improved balance sheets and operational efficiencies as these firms are well positioned for a market recovery.   While the Capital Goods sub-sectors have had varying operating performance, the Company is comfortable with issuer concentration and prospects.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

o

Communications:   The Communications sector is composed of media-cable, media-non cable, telecom-wireless and telecom-wireline.  The Company's overall strategy has been to overweight companies with stronger and improving balance sheets and higher levels of free cash flow, such as: the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector. Although the telecommunications sub-sector remains subject to negative operating trends resulting from increased competition and technological substitution, the Company believes that further improvements to credit quality may result from increased free cash flows, further boosted by any improvement in the economy. The Company presently intends to hold stressed but performing investments in this sector through recovery.

o

Consumer Cyclicals: Consumer Cyclicals is a large and diverse category comprised of the automotive, entertainment, gaming, home construction, service and textile sub-sectors. The entertainment and gaming sub-sectors have exhibited improved results in the quarter supported by more positive consumer sentiment and travel spending.  The homebuilding industry continues to perform well benefiting from the low interest rate environment.  The Company continues to closely watch sector performance and has positioned its portfolio to focus on industry leaders.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer products, food and beverage, healthcare, pharmaceutical and supermarket companies. The Company's primary exposure to this sector is in supermarkets.  Supermarket operating performance continues to be impacted from a change in the competitive structure of the industry. Consumers have turned away from traditional grocers and towards non-traditional food retailers such as supercenters and membership clubs.  Despite this structural change, free cash flow supports investment quality in the supermarket sub sector.   The Company's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

o

Energy: The Energy sector encompasses the oil and gas industries.  These industries can be further divided into exploration and production ("E&P"), refining and marketing and oilfield services.  The Company's exposure is concentrated in E&P and large integrated companies which have benefited from a sustained period of high commodity prices resulting from geopolitical uncertainty, disruptions to production and reduced finding efforts. In an effort to reduce the political risk associated with politically unstable regions, the portfolio is concentrated in globally diversified enterprises and large to medium North American players.  The Company is comfortable with the quality and composition of its energy holdings.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs").  With few exceptions, bonds in this broad sector continued to perform well in the first quarter of 2004.  Bank earnings were relatively strong, mostly owing to continued strong consumer loan demand and to lower provisioning for credit losses.  Credit quality measures - delinquencies, non-performing assets and charge-offs - showed improvement in both commercial and consumer sectors. Finance companies continue to be positively impacted by low interest rates and improved credit quality. Life insurers posted improved earnings as the industry benefited from lower investment losses and improvement in the equity markets, which resulted in increased assets under management and improved variable product sales. Property and Casualty insurers reported strong results from a positive pricing environment in both personal and commercial lines and from low catastrophe experience. REIT debt performance has been strong due to the defensive nature of the underlying assets as well as conservative credit covenants and policies.

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

o

Transportation: The Transportation sector includes airlines, railroads, trucking and shipping companies.  Most of these sub-sectors experienced improved operating performance in the quarter due to the improved economic environment.  Market sentiment continues to improve in the airline sub-sector with stronger liquidity profiles realized at most of the major airlines.  Despite improvement in airline operating performance, the industry remains challenged by low cost carriers, overcapacity and high operating costs (including higher fuel costs).   The Company generally lends to the airline industry on a secured basis.  Thus, recovery values are based on the supporting collateral.  The Company continues to work towards recovery of stressed investments in the airline sub-sector and our analysis indicates that current carrying values are adequately supported by recovery prospects.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies, independent power projects and diversified energy holding companies.  Following a tumultuous year in 2002, credit conditions have improved as the sector regained liquidity and bond prices rebounded.  With few exceptions, regulated utilities have started to pursue a "back to basics" strategy, focusing on improving core utility operations and balance sheet repair.  Companies are making an effort to improve reliability and manage regulatory risk, a key determinant of sound financial performance.  Weak wholesale energy markets still unfavorably affect the sector.  Wholesale energy markets are not expected to recover in the short term due to over-capacity and high natural gas prices.  The Company's portfolio is diversified with holdings in many regulated utilities, interstate pipelines and diversified energy holding companies.  In cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm specific asset values and projected industry economics support the Company's holdings in the sector. The Company expects credit quality in the sector to continue to improve in the intermediate term, which supports the Company's intent to hold its positions until maturity or recovery.

o

ABS & MBS: The ABS and MBS sector is comprised of structured finance securities backed by pools of loans or other obligations. The underlying loans, which may include residential mortgage loans, automobile loans, credit card loans, aircraft leases, and other obligations are generally grouped by loan purpose for securitization. For example, a single ABS could be backed by automobile loans, while another could be backed by credit card loans. Collateralized Debt Obligations (CDO's) are a separate type of ABS generally backed by pools of investment grade and/or high yield bonds, bank loan or ABS in cash or synthetic form. Due to subordination, overcollateralization, and other credit enhancements, senior ABS tranches usually have an investment-grade rating, and are often rated AAA. However, the level of credit enhancement may deteriorate over time as a result of loan delinquencies and defaults within the structure. The majority of the Company's write-downs in the sector were due to ABS backed by franchise loans and aircraft leases, where the level of subordination was insufficient to protect against a severe decline in the value of the underlying collateral. Several CDO holdings also contributed to write-downs as defaults on securities backing the CDO's were higher than originally estimated, causing the value of the CDO's to drop.  The Company continues to actively manage these securities.  The Company's analysis indicates that carrying values of stressed ABS and CDO holdings are supported by underlying collateral valuations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's ("S&P") and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities.

As of March 31, 2004, the majority of the Company's fixed maturity investments were investment grade, with 93.1% of fixed maturity securities classified as Category 1 and 2 by the SVO. Below investment grade bonds were 6.9% of fixed maturity investments and 6.1% of total invested assets as of March 31, 2004. The fair value of investments in SVO categories 3-6 increased by $113.9 million since December 31, 2003 as bond sales, particularly in Category 6, were offset by improvements in fair value of below investment grade holdings. The following table provides the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation (in 000's):

SVO

S&P Equivalent

March 31, 2004

December 31, 2003

Rating

Designation

Fair Value

% of Total

Fair Value

% of Total

1

AAA/AA/A

$ 9,653,517

51.0%

$ 11,291,751

59.2%

2

BBB

7,939,117

42.1%

6,584,836

34.5%

3

BB

915,270

4.8%

661,352

3.4%

4

B

212,323

1.1%

293,890

1.5%

5

CCC and Lower

151,457

0.8%

164,176

0.9%

6

In or near default

43,401

0.2%

89,097

0.5%

$ 18,915,084

100.0%

$ 19,085,102

100.0%

Asset/Liability Risk Management (continued)

The following table shows the composition by credit quality of the securities with gross unrealized losses in the Company's fixed maturity securities portfolio (in 000's):

SVO Rating

S&P Equivalent Designation

Fair Value of Securities with Unrealized Losses

% of Total

Unrealized Losses

% of Total

March 31, 2004

1

AAA/AA/A

$ 1,075,024

50.7%

$ (30,851)

28.2%

2

BBB

693,429

32.6%

(26,244)

24.0%

3

BB

124,306

5.8%

(6,538)

6.0%

4

B

111,530

5.2%

(30,550)

28.0%

5

CCC and Lower

100,358

4.7%

(9,100)

8.3%

6

In or Near default

22,311

1.0%

(5,961)

5.5%

$ 2,126,958

100.0%

$ (109,244)

100.0%

December 31, 2003

1

AAA/AA/A

$ 2,397,138

61.4%

$ (76,252)

44.8%

2

BBB

1,117,091

28.6%

(34,694)

20.4%

3

BB

111,830

2.9%

(8,043)

4.7%

4

B

131,813

3.4%

(24,623)

14.5%

5

CCC and Lower

102,749

2.6%

(8,355)

4.9%

6

In or near default

41,193

1.1%

(18,352)

10.7%

$ 3,901,814

100.0%

$ (170,319)

100.0%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Asset/Liability Risk Management (continued)

At March 31, 2004, $57.1 million or 52.2%, of the gross unrealized losses were on securities that are rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired. The Company's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset review process.  Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

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

Securities that have been identified for the asset review process may be determined to be impaired or placed on a watchlist for monitoring.  Should it be determined that a security is impaired, the Company may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value. The Company incurred  write-downs of fixed maturities for other-than-temporary impairments of $7.4 million for the three-month period ended March 31, 2004, compared to $58.1 million in write-downs for the year ended December 31, 2003.  The write-downs in the first quarter 2004 reflected impairments primarily relating to the Transportation sector, as well as ABS backed by franchise loans and aircraft leases. Realized losses on the voluntary sale of fixed maturity securities totaled $6.2 million for the three-month period ended March 31, 2004.  In comparison, realized losses on the voluntary sale of fixed maturity securities were $44.9 million for the year ended December 31, 2003.

The carrying value of fixed maturity securities with unrealized losses by maturity date (in 000's):

Fair Value of Securities with Unrealized Losses

Gross Unrealized Losses

Fair Value of Securities with Unrealized Losses

Gross Unrealized Losses

March 31, 2004

December 31, 2003

Due in one year or less

$ 22,310

$ (1,020)

$ 5,461

$ (141)

Due after one year through five years

269,953

(8,993)

562,683

(18,843)

Due after five years through ten years

564,714

(22,121)

1,023,058

(38,808)

Due after ten years

485,207

(19,357)

883,931

(41,058)

1,342,184

(51,491)

2,475,133

(98,850)

Asset-backed securities

784,774

(57,753)

1,426,681

(71,469)

Total

$ 2,126,958

$ (109,244)

$ 3,901,814

$ (170,319)

The Company's mortgage holdings amounted to $1,043.6 million and $972.1 million at March 31, 2004 and December 31, 2003, respectively, representing 4.8% and 4.5%, respectively, of total invested assets.  All but one of the Company's mortgage holdings at March 31, 2004 were in good standing.  That restructured mortgage carried at $6.6 million is current on all principal and interest payments.

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

General

The assets of the general account are available to support general account liabilities. For purposes of managing these assets in relation to these liabilities, the Company notionally segments these assets by product or by groups of products. The Company manages each segment's assets based on an investment policy statement that it has established for that segment. The policy statement covers the segment's liability characteristics and liquidity requirements, provides cash flow estimates and sets targets for asset mix, duration, and quality. Each quarter, investment and business unit managers review these policies to ensure that the policies remain appropriate, taking into account each segment's liability characteristics.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Interest rate risk management (continued)

The Company's Interest Rate Risk Committee meets monthly.  After reviewing duration analyses, market conditions and forecasts, the Committee develops specific asset management strategies for the interest-sensitive portfolios.  These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between liabilities and related assets of particular segments.  The Company manages these mismatches to a tolerance range of plus or minus 1.0 year.

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

Fixed interest liabilities held in the Company's general account at March 31, 2004 had a fair value of $17,267.1 million.  Fixed income investments supporting those liabilities had a fair value of $18,191.8 million at that date.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on March 31, 2004.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $627.8 million and the corresponding assets would show a net increase of $802.9 million.

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

Equity and foreign currency exchange risk

The Company's GIC products, previously marketed overseas, introduced exposure to equity and foreign currency exchange risk.  This is in addition to the traditional interest rate risk discussed previously.  All of this exposure has been hedged through interest rate, currency and equity swaps.   The terms of each GIC, such as interest rate, interest payment dates, maturity, redemption dates and currency denomination, are identical to the terms of the swaps.  The GIC (liability) is swapped back to a US dollar fixed liability through the requisite derivative contracts.  All foreign currency is swapped back to fixed US dollars, all floating rate payments are swapped to fixed rate payments, and any equity returns that the Company is required to pay (receive) on the GIC are received from (paid to) the swap.  These interest rate, equity-linked and currency exchange swaps effectively hedge the Company's exposure to interest, equity and foreign currency risks.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Equity and foreign currency exchange risk (continued)

The Company utilizes purchased put options on the S&P 500 Index to hedge against stock market exposure inherent in the mortality and expense risk charges and guaranteed minimum death benefit features contained within some of its variable annuity products.  At March 31, 2004 and December 31, 2003, the fair value of these options was $86.9 million and $65.6 million, respectively.  The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options by $27.5 million and $19.0 million at March 31, 2004, and December 31, 2003, respectively.  A negative shift in the market of 10% would increase the market value by $39.6 million and $26.0 at March 31, 2004 and December 31, 2003, respectively.

At March 31, 2004 and December 31, 2003, the Company had $1.9 billion and $1.5 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the S&P 500 Index.  The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

The Company manages the equity risk inherent in its assets relative to the equity risk inherent in its equity-indexed annuity liabilities by conducting detailed computer simulations that model its S&P 500 Index derivatives and its equity-indexed annuity liabilities under stress-test scenarios in which both the index level and the index option implied volatility are varied through a wide range.  Implied volatility is a value derived from standard option valuation models representing an implicit forecast of the standard deviation of the returns on the underlying asset over the life of the option or future.  The fair values of S&P 500 Index linked securities, derivatives and annuities are produced using standard derivative valuation techniques. The derivative portfolios are constructed to maintain acceptable interest margins under a variety of possible future S&P 500 Index levels and option or future cost environments.  In order to achieve this objective and limit its exposure to equity price risk, the Company measures and manages these exposures using methods based on the fair value of assets and the price appreciation component of related liabilities. The Company uses derivatives, including futures, options and total return swaps, to hedge its net exposure to fluctuations in the S&P 500 Index

Based upon the information and assumptions the Company used in its stress-test scenarios at March 31, 2004 and December 31, 2003, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $1.0 million and $1.0 million, respectively.  If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will decrease by approximately $0.2 million at both March 31 2004 and December 31, 2003.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets, including the effects of changes in implied dividend yields, interest rates and equity-indexed annuity policy surrenders.

Item 4. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3: Defaults Upon Senior Securities

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 4: Submission of Matters to a Vote of Security Holders

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 5: Other Information

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws.  On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts.  The Company responded to this request and an additional related request.  On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects.  The Company is cooperating with the SEC in these matters.  In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

Item 6: Exhibits and Reports on Form 8-K

(a) The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.

3.1

Certificate of Incorporation as amended through March 24, 2004 (Incorporated by reference to Annual Report of the Registrant on Form 10-K, filed on March 29, 2004)

3.2

By-laws, as amended March 19, 2004 (Incorporated by reference to Annual Report of the Registrant on Form 10-K, as filed on March 29, 2004)

4.1

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.2

Flexible Payment Combination Fixed/Variable Individual Annuity Contract (Incorporated by reference to Exhibit 4(c) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.3

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to the Registration Statement on Form N-4, File No. 333-74844, filed on December 10, 2001)

4.4

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 5 to the Registration Statement on Form N-4, File No 033-41628, filed on September 20, 1994)

4.5

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 9 to the Registration Statement on Form N-4, File No. 033-41628, filed on March 2, 1998)

4.6

Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(c) to Registration Statement on Form N-4, File 333-74844, filed on December 10, 2001)

4.7

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement on Form N-4, File No. 333-37907, filed on October 14, 1997)

4.8

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-41438, filed on September 25, 2000)

4.9

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form N-4, File No. 333-05227, filed on April 10, 1998)

4.10

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-30844, filed on June 9, 2000)

4.12

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-82957, filed September 29, 1999)

4.13

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-31248, filed on June 14, 2000)

4.14

Certificate to be issued in connection with Contract (Incorporated by reference to Exhibit 4(b) to the Registration Statement of the Registrant on Form S-2, File 333-62837, filed on February 4, 1998)

4.15

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(b) to the Registration Statement on Form N-4, File No. 333-74972, filed on December 12, 2001)

4.16

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 9 to the Registration Statement on Form N-4, File No. 033-29852, filed on April 16, 1998)

31.1

Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company filed a Form 8-K on January 14, 2004 relating to the merger of Sun Life Assurance Company of Canada (U.S.) and Keyport Life Insurance Company into the Company.  The following financial statements were filed as part of that report:

- Audited Consolidated Balance Sheets of Keyport Life Insurance Company ("Keyport") for the years ended December 31, 2001 and 2002, incorporated by reference to the Annual Report on Form 10-K of Keyport filed March 30, 2003.

- Unaudited Consolidated Balance Sheets of Keyport for the period ended September 30, 2003, incorporated by reference to the Quarterly Report on Form 10-Q of Keyport for the period ended September 30, 2003, filed November 14, 2003.

- Audited Consolidated Statements of Income and Comprehensive Income of Keyport for the years ended December 31, 2000, 2001, and 2002, incorporated by reference to the Annual Report on Form 10-K of Keyport filed March 30, 2003.

- Unaudited Consolidated Statements of Operations of Keyport for the period ended September 30, 2003, incorporated by reference to the Quarterly Report on Form 10-Q of Keyport for the period ended September 30, 2003, filed November 14, 2003.

- Unaudited Pro Forma Balance Sheet of Sun Life Assurance Company of Canada (U.S.) for the year ended December 31, 2002.

- Unaudited Pro Forma Balance Sheet of Sun Life Assurance Company of Canada (U.S.) for the period ended September 30, 2003.

- Unaudited Pro Forma Statement of Income of Sun Life Assurance Company of Canada (U.S.) for the year ended December 31, 2002.

- Unaudited Pro Forma Statement of Income of Sun Life Assurance Company of Canada (U.S.) for the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.)

May 14, 2004

/s/ Robert C. Salipante

Robert C. Salipante

President

May 14, 2004

/s/ Gary Corsi

Gary Corsi, Vice President and Chief Financial Officer