Form 10-Q
period 2004-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2004-08-12
CIK 745544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended June 30, 2004	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699 and 333-111636

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of principal executive offices)		(Zip Code)

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

Registrant has 6,437 shares of common stock outstanding on August 12, 2004, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2004

TABLE OF CONTENTS

PART II -	Other Information

Item 1:	Legal Proceedings	28

Item 2:	Changes in Securities and Use of Proceeds	28

Item 3:	Defaults Upon Senior Securities	28

Item 4:	Submission of Matters to a Vote of Security Holders	28

Item 5:	Other Information	28

Item 6:	Exhibits and Reports on Form 8-K	29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2004	2003 Restated

Revenues

Premiums and annuity considerations	$ 29,128	$ 29,779
Net investment income	535,017	640,859
Net derivative gain (loss)	11,877	(118,250)
Net realized investment gains	67,013	57,299
Fee and other income	175,904	162,224

Total revenues	818,939	771,911

Benefits and Expenses

Interest credited	333,426	416,762
Interest expense	73,923	60,440
Policyowner benefits	74,756	99,362
Other operating expenses	92,798	94,100
Amortization of deferred policy acquisition costs and value of business acquired	(3,610)	47,627

Total benefits and expenses	571,293	718,291

Income before income tax expense, minority interest and cumulative effect of change in accounting principle	247,646	53,620

Income tax expense	67,075	12,731

Net income before minority interest and cumulative effect of change in accounting principle	180,571	40,889

Minority interest share of income	1,676	-

Net income before cumulative effect of change in accounting principle	178,895	40,889

Cumulative effect of change in accounting principle, net of tax benefit of $477	(886)	-

Net income	$ 178,009	$ 40,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the three-month periods ended June 30,

	Unaudited
	2004	2003 Restated

Revenues

Premiums and annuity considerations	$ 13,417	$ 13,872
Net investment income	219,955	335,819
Net derivative gain (loss)	43,629	(105,740)
Net realized investment gains	9,030	59,136
Fee and other income	87,009	83,036

Total revenues	373,040	386,123

Benefits and Expenses

Interest credited	165,998	192,897
Interest expense	38,474	30,220
Policyowner benefits	35,623	52,686
Other operating expenses	48,569	46,769
Amortization of deferred policy acquisition costs and value of business acquired	34,492	9,393

Total benefits and expenses	323,156	331,965

Income before income tax expense and minority interest	49,884	54,158

Income tax expense	5,681	15,720

Net income before minority interest	44,203	38,438

Minority interest share of loss	(3,187)	-

Net income	$ 47,390	$ 38,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	Unaudited
ASSETS	June 30, 2004	December 31, 2003
Investments
Fixed maturities available-for-sale at fair value (amortized cost
of $15,952,866 and $16,338,241 in 2004 and 2003, respectively)	$16,084,548	$16,858,414
Trading fixed maturities at fair value (amortized cost of
$1,399,344 and $1,434,654 in 2004 and 2003, respectively)	1,459,585	1,527,619
Subordinated note from affiliate held-to-maturity (fair value of $670,983 and $699,069 in 2004 and 2003, respectively)	600,000	600,000
Short-term investments	19,193	24,662
Mortgage loans	1,175,157	972,102
Derivative instruments - receivable	449,835	400,037
Limited partnerships	308,135	330,562
Equity securities	16,607	1,452
Real estate	144,693	84,421
Policy loans	691,519	692,887
Other invested assets	47,701	46,996
Cash and cash equivalents	604,718	513,454
Total investments	21,601,691	22,052,606

Accrued investment income	277,978	285,224
Deferred policy acquisition costs	1,202,424	889,601
Value of business acquired	69,001	22,391
Goodwill	705,202	705,202
Receivable for investments sold	108,549	37,049
Reinsurance receivable from affiliate	1,710,430	1,741,962
Other assets	443,843	371,474
Separate account assets	17,775,926	17,521,009
Total assets	$43,895,044	$43,626,518
LIABILITIES
Contractholder deposit funds and other policy liabilities	$18,366,823	$18,317,422
Future contract and policy benefits	728,760	716,819
Payable for investments purchased	352,279	261,673
Accrued expenses and taxes	26,243	73,111
Deferred federal income taxes	2,835	18,897
Long-term debt	33,500	40,500
Long-term debt payable to affiliates	1,025,000	1,025,000
Partnership capital securities	607,826	607,826
Ceded funds withheld - affiliate	1,715,729	1,741,962
Derivative instruments - payable	191,743	248,272
Other liabilities	284,429	196,401
Separate account liabilities	17,775,926	17,509,294
Total liabilities	41,111,093	40,757,177

Commitments and contingencies - Note 5
Minority interest	1,676	-
STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	6,437	6,437
Additional paid-in capital	2,071,888	2,071,888
Accumulated other comprehensive income	62,606	227,681
Retained earnings	641,344	563,335
Total stockholder's equity	2,782,275	2,869,341

Total liabilities and stockholder's equity	$43,895,044	$43,626,518

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2004	2003 Restated

Net income	$ 178,009	$ 40,889
Other comprehensive income:
Net change in unrealized holding (losses) gains on available-for- sale securities, net of tax and policyholder amounts	(76,718)	389,757
Reclassification adjustments of realized investment (gains) into net income	(88,357)	(186,645)
Other comprehensive income	(165,075)	203,112

Comprehensive income	$ 12,934	$ 244,001

For the three-month periods ended June 30,

	Unaudited
	2004	2003 Restated

Net income	$ 47,390	$ 38,438
Other comprehensive income:
Net change in unrealized holding (losses) gains on available-for- sale securities, net of tax and policyholder amounts	(229,131)	314,047
Reclassification adjustments of realized investment (gains) into net income	(50,253)	(168,751)
Other comprehensive income	(279,384)	145,296

Comprehensive income	$ (231,994)	$ 183,734

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the six-month periods ended June 30, 2004 and 2003

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2002 - Restated	$6,437	$2,071,888	$248,911	$468,344	$2,795,580

Comprehensive income:
Net income - Restated				40,889	40,889
Other comprehensive income - Restated			203,112		203,112

Balance at June 30, 2003 - Restated	$6,437	$2,071,888	$452,023	$509,233	$3,039,581

Balance at December 31, 2003	$6,437	$2,071,888	$227,681	$563,335	$2,869,341

Comprehensive income:
Net income				178,009	178,009
Dividends				(100,000)	(100,000)
Other comprehensive income			(165,075)		(165,075)

Balance at June 30, 2004	$6,437	$2,071,888	$62,606	$641,344	$2,782,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2004	2003 Restated

Cash Flows From Operating Activities:
Net income from operations	$ 178,009	$ 40,889
Adjustments to reconcile net income to net cash provided by
operating activities:
Income to minority interest	1,676	-
Amortization of discount and premiums	40,944	53,510
Amortization of DAC and VOBA	(3,610)	47,627
Depreciation and amortization	1,247	11,736
Non cash derivative activity	(32,283)	104,221
Net realized (gains) losses on investments	75,143	(54,240)
Net unrealized losses (gains) on trading investments	32,724	(119,467)
Net change in unrealized and undistributed (gains) losses in private
equity limited partnerships	(40,110)	9,133
Interest credited to contractholder deposits	331,239	419,650
Deferred federal income taxes	77,420	36,841
Cumulative effect of change in accounting principles, net of tax	886	-
Changes in assets and liabilities:
Deferred acquisition costs	(189,295)	(138,324)
Accrued investment income	-	2,952
Other assets	(30,567)	(82,131)
Future contract and policy benefits	(19,546)	(5,089)
Other, net	183,053	76,136
Net sales (purchases) of trading fixed maturities	33,776	7,341

Net cash provided by operating activities	640,706	410,785

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	6,340,740	5,758,026
Mortgage loans	10,612	59,992
Real estate	-	1,985
Other invested assets	-	7,347
Net cash in disposition of subsidiary	39,688	-
Purchases of:
Available-for-sale fixed maturities	(5,983,748)	(6,226,441)
Mortgage loans	(204,231)	(80,444)
Real estate	(61,520)	-
Other invested assets	(143,381)	(618)
Changes in other investing activities, net	-	(4,513)
Net change in policy loans	1,368	(8,106)
Net change in short term investments	(5,027)	120,085

Net cash used in investing activities	$ (5,499)	$ (372,687)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2004	2003 Restated

Cash Flows From Financing Activities:
Dividends	$ (100,000)	$ -
Deposits to contractholder deposit funds	1,240,563	1,520,089
Withdrawals from contractholder deposit funds	(1,684,505)	(1,543,186)

Net cash used in financing activities	(543,942)	(23,097)

Net change in cash and cash equivalents	91,264	15,001

Cash and cash equivalents, beginning of period	513,454	725,550

Cash and cash equivalents, end of period	$ 604,718	$ 740,551

Supplemental Cash Flow Information:
Interest paid	$ 60,439	$ 47,560
Income taxes paid/(refunded)	$ 45,532	$ (15,568)

Supplemental Schedule of non-cash investing and financing activities

On June 30, 2004, the Company sold its interest in one of its consolidated variable interest entities ("VIEs"). As a result of the sale, bonds decreased by $51.0 million, other liabilities decreased by $11.1 million, deferred tax liability decreased by $3.8 million, notes payable decreased by $7.0 million and other invested assets decreased by $0.6 million in a non-cash transaction.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. As of June 30, 2004, the Company owned all of the outstanding shares of SLNY, Sun Benefit Services Company, Inc. ("SBSC"), Sun Capital Advisers, Inc. ("SCA"), Sun Life of Canada (U.S.) SPE 97-I, Inc. ("SPE 97-I), Sun Life of Canada (U.S.) Holdings General Partner LLC ("the General Partner"), Clarendon Insurance Agency, Inc. ("Clarendon"), and Independence Life and Annuity Company ("Independence Life").

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

BASIS OF PRESENTATION (continued)

The General Partner is the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I ('the Partnership") and, as a result, the Partnership is consolidated with the results of the Company. In addition, the Company consolidates its investments in a variable interest entity ("VIE"). The consolidation of the VIE requires the Company to report the minority interest relating to the equity ownership not controlled by the Company.

SLNY is engaged in the sale of individual fixed and variable annuity contracts, variable universal life insurance, and group life, group disability and stop loss insurance in its state of domicile, New York. SBSC became an inactive subsidiary in 2002. SCA is a registered investment adviser. SPE 97-I was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. The General Partner is the sole general partner of the Partnership. The Partnership was established to purchase subordinated debentures issued by the Company's parent, SLC U.S. Holdings, and to issue Partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I. Clarendon is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. Independence Life is a life insurance company that sold variable and whole life insurance products.

All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates are those used in determining the fair value of financial instruments, deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), goodwill, the liabilities for future contract and policyholder benefits, and other than temporary impairments of investments.

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2004 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2004, the Company adopted American Institute of Certified Public Accountants' Statement of Position 03-1 ("SOP 03-1"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The major provisions of the SOP that affect the Company require:
o	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;
o	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC;
o	Reporting and measuring the Company's interest in its separate accounts as investments.

Effects of Adoption

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-01 at January 1, 2004, decreased net income and stockholder's equity by $0.9 million and reduced accumulated other comprehensive income by $2.1 million. The decrease in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $34.4 million, pretax, an increase in DAC of $29.5 million, pretax, and the recognition of the unrealized gain on investments in separate accounts of $3.5 million, pretax.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

Liabilities for contract guarantees

The Company offers various guarantees to certain policyholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period of an annuity.

The table below represents information regarding the Company's variable annuity contracts with guarantees at June 30, 2004 (in 000's):

Benefit Type	Account balance	Net Amount at Risk	Average Attained Age
Minimum Death	$ 16,363,342	$ 2,850,728	65.2
Minimum Income	$ 364,923	$ 69,097	59.3
Minimum Accumulation or Withdrawal	$ 439,390	$ -	60.6

The reserve for the minimum guaranteed death benefit and income benefit was $32.9 million and $1.5 million, respectively, at January 1, 2004 and $26.9 million and $1.7 million, respectively, at June 30, 2004. The guaranteed minimum accumulation or withdrawal benefit was a $0.5 million receivable at January 1, 2004 and June 30, 2004, respectively.

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

The liability for guarantees will be re-evaluated periodically, and adjustments will be made to the liability balance through a charge or credit to policyowner benefits. Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and are recognized at fair value through earnings.

Interest in Separate accounts

At December 31, 2003, the Company had $11.7 million representing unconsolidated interests in its own separate accounts. These interests were recorded as separate account assets, with changes in fair value recorded through other comprehensive income. On January 1, 2004, the Company reclassified these interests to investments in trading securities. These interests are now classified as a component of other assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

Sales Inducements

The Company currently offers enhanced or bonus crediting rates to policyholders on certain of its annuity products. Through December 31, 2003, the expenses associated with certain of these bonuses were deferred and amortized. Others were expensed as incurred. Effective January 1, 2004, upon adoption of SOP 03-01, the expenses associated with offering a bonus are deferred and amortized over the life of the related contract in a pattern consistent with the amortization of DAC.

Other Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 97-1 to address questions that exist in practice regarding when it is appropriate to recognize an unearned revenue liability under SFAS No. 97. FSP FAS 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. The Company is currently evaluating the effect of FSP FAS 97-1.

In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Company complied with the disclosure provisions of this rule in Note 4 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for fiscal reporting periods beginning after June 15, 2004.

The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and will likely also impact the recognition of investment income on impaired securities. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on equity.

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $15.8 million and $40.2 million for the three and six-month periods ended June 30, 2004, respectively, and $20.8 million and $41.5 million for the three and six-month periods ended June 30, 2003, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $67.8 million and $72.6 million for the six-month periods ended June 30, 2004 and 2003, respectively, and $30.5 million and $39.8 million for the three-month periods ended June 30, 2004 and 2003, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

During 2003, the Company sold a $100 million note issued by Massachusetts Financial Services Company ("MFS"), an affiliate, to another affiliate, Sun Life (Hungary) Group Financing Limited Liability Company, for approximately $109.1 million. The note was sold at a gain of $9.1 million.

The Company leases office space to SLOC under lease agreements with terms expiring in December 2009 and options to extend the terms for each of eleven successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term that is then ending. Rent received by the Company under the lease for the three and six-month periods ended June 30, 2004 and 2003 amounted to approximately $3.0 million and $6.0 million, respectively.

On March 22, 2004, the Company declared a dividend payment of $50 million. The dividend was paid on April 15, 2004. On April 27, the Company declared a dividend payment of $50 million. The dividend was paid on June 30, 2004. The Company did not make any dividend payments in 2003.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which MFS serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.7 million and $11.5 million for the three and six-month periods ended June 30, 2004, respectively, and $5.3 million and $10.4 million for the three and six-month periods ended June 30, 2003, respectively.

During the second and fourth quarters of 2003, the Company purchased an aggregate of $80 million in promissory notes from MFS. These promissory notes are included with fixed maturities available-for-sale in the financial statements. The interest rates on these notes range from 2.988% to 3.512% and the terms are from 3 to 5 years. In addition, during the six-month period ended June 30, 2004, the Company purchased an additional $60 million in promissory notes from MFS. Interest earned on the promissory notes amounted to approximately $1.1 million and $1.8 million for the three and six-month periods ended June 30, 2004, respectively, and $65,000 for the three and six-month periods ended June 30, 2003, respectively.

The Company paid $8.5 million and $18.6 million for the three and six-month periods ended June 30, 2004, respectively, and $3.8 million and $7.3 million for the three and six-month periods ended June 30, 2003, respectively, in commission fees to MFS/Sun Life Financial Distributors, Inc., an affiliate.

The Company paid $14.1 million and $28.5 million for the three and six-month periods ended June 30, 2004, respectively, and $19.1 million and $40.8 million for the three and six-month periods ended June 30, 2003, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

Management believes intercompany revenues and expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the amounts that would be incurred if the Company operated on a standalone basis.

3. SEGMENT INFORMATION

The Company and its subsidiaries offer financial products and services such as fixed and variable annuities, GICs, retirement plan services, and life insurance on an individual and group basis, as well as disability and stop-loss insurance on a group basis. As described below, the Company conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the three operating segments and to engage in other financing and investment related activities.

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

The Group Protection Segment markets and administers group life, long-term disability, short-term disability and stop loss insurance to small and mid-size companies in the State of New York.

The Corporate Segment includes the unallocated capital of the Company, its debt financing, its consolidated investments in VIE's, and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments. Prior year segmented results have been restated to include the results of Keyport in the Wealth Management Segment (in 000's):
	Six-month period ended June 30, 2004

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 674,161	$29,134	$16,207	$99,437	$818,939
Total Expenditures	478,866	30,038	15,147	47,242	571,293
Pretax Income (Loss)	195,295	(904)	1,060	52,195	247,646

Net Income (Loss)	$ 139,841	$(518)	$689	$37,997	$178,009

Total Assets	$ 39,777,784	$3,223,362	$53,649	$840,249	$43,895,044

	Six-month period ended June 30, 2003 - Restated

Total Revenues	$ 736,845	$23,844	$13,588	$(2,366)	$771,911
Total Expenditures	652,450	24,372	12,385	29,084	718,291
Pretax Income (Loss)	84,395	(528)	1,203	(31,450)	53,620

Net Income (Loss)	$ 52,809	$(543)	$841	$(12,218)	$40,889

Total Assets December 31, 2003	$ 39,766,404	$2,973,014	$46,535	$840,565	$43,626,518

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

	Three-month period ended June 30, 2004

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 315,872	$14,497	$8,256	$34,415	$373,040
Total Expenditures	276,501	15,292	6,693	24,670	323,156
Pretax Income (Loss)	39,371	(795)	1,563	9,745	49,884

Net Income (Loss)	41,168	(482)	1,016	5,688	47,390

Total Assets	$ 39,777,784	$3,223,362	$53,649	$840,249	$43,895,044

	Three-month period ended June 30, 2003 - Restated

Total Revenues	$ 363,100	$13,047	$7,262	$2,714	$386,123
Total Expenditures	294,719	14,500	6,297	16,449	331,965
Pretax Income (Loss)	68,381	(1,453)	965	(13,735)	54,158

Net Income (Loss)	$ 41,452	$(1,119)	$647	$(2,542)	$38,438

Total Assets December 31, 2003	$ 39,766,404	$2,973,014	$46,535	$840,565	$43,626,518

4. REINSURANCE

While the Wealth Management Segment currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of approximately $1.7 billion as of June 30, 2004. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliated company. By reinsuring the SPWL product, the Company reduced net investment income by $24.2 million and $46.1 million for the three and six-month periods ended June 30, 2004, respectively, and interest credited by $19.1 million and $39.2 million for the three and six-month periods ended June 30, 2004, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities. The recoverable for the reinsurance amount and payable for the funds withheld are reported as separate line items within the accompanying financial statements.

The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. anagement believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. COMMITMENTS AND CONTINGENT LIABILITIES

REGULATION AND REGULATORY DEVELOPMENTS

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation, including certain federal securities laws administered by the Securities and Exchange Commission (the "SEC") and certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating with the SEC in these matters. In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS

The following table sets forth the components of the net periodic pension cost for the six-month periods ended June 30 (in 000's):
	2004		2003
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 4,936	$ 600	$ 4,478	$ 436

Interest cost	6,060	1,500	5,248	1,184

Expected return on plan assets	(8,852)	-	(7,180)	-

Amortization of transition obligation asset	(1,526)	-	(1,526)	-

Amortization of prior service cost	428	(120)	428	(120)

Recognized net actuarial loss (gain)	1,570	670	2,108	416
Net periodic benefit cost	$ 2,616	$ 2,650	$ 3,556	$ 1,916
The Company's share of net periodic benefit cost	$ 2,458	$ 2,081	$ 1,498	$ 1,458

The following table sets forth the components of the net periodic pension cost for the three-month periods ended June 30, (in 000's):
	2004		2003
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:	$ 2,468	$ 254	$ 2,239	$ 218
Service cost

Interest cost	3,030	716	2,624	592

Expected return on plan assets	(4,426)	-	(3,590)	-

Amortization of transition obligation asset	(763)	-	(763)	-

Amortization of prior service cost	214	(60)	214	(60)

Recognized net actuarial loss (gain)	785	267	1,054	208
Net periodic benefit cost	$ 1,308	$ 1,177	$ 1,778	$ 958
The Company's share of net periodic benefit cost	$ 1,654	$ 1,241	$ 749	$ 729

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS (continued)

Estimated Contributions

The Company does not plan to make any contributions in 2004 to either the pension benefits plan or the other post retirement benefits plan.

The Company did not make any contributions in 2003 to either the pension benefits plan or the other post retirement benefits plan.

7. SALE OF VARIABLE INTEREST ENTITY

On June 30, 2004, the Company sold its interest in one of its consolidated VIEs and recognized a gain of $9.7 million. The Company received net cash proceeds of $39.7 and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company's net income for the six-month period ended June 30, 2004 includes net income of $7.1 million related to this VIE.

8. SUBSEQUENT EVENT

On August 11, 2004, the Company's Board of Directors approved $50.0 million of dividends to its parent, SLC (U.S.) Holdings.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant ("the Company") elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Statement of Operations between the six-month periods ended June 30, 2004 and June 30, 2003.

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

CRITICAL ACCOUNTING POLICIES

Deferred Acquisition Costs

Acquisition costs related to the issuance of fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to total estimated gross profits. Estimated gross profits are reviewed quarterly and adjusted retrospectively when the Company revises its estimates. Estimated gross profits include assumptions related to investment yields and interest rates, mortality, lapse, expense and asset growth rates. Although realization of deferred policy acquisition costs ("DAC") is not assured, the Company believes that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced if the estimates of gross profits or total revenues discussed above are reduced.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in a (decrease) increase in DAC amortization of $(79.6) million and ($12.0) million for the six-month periods ended June 30, 2004 and 2003, respectively.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC decreased by $(43.2) million and $(132.3) million for the unrealized gains at June 30, 2004 and December 31, 2003, respectively, relating to this adjustment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CRITICAL ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of the Company. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment, on an annual basis, during the second quarter. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2004 and concluded that these assets are not impaired.

RESULTS OF OPERATIONS

Six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003:

Net Income

The Company's net income was $178.0 million and $40.9 million for the six-month periods ended June 30, 2004 and 2003, respectively. Income before income taxes, minority interest share of income and cumulative effect of change in accounting principle was $247.6 million and $53.6 million for the six-month periods ended June 30, 2004 and 2003, respectively. The $194.0 million pretax increase was due to improvements in the Wealth Management Segment (increase of $110.9 million) and Corporate Segment (increase of $83.6 million), offset by losses in the Individual Protection Segment (decrease of $0.4 million) and the Group Protection Segment (decrease of $0.1 million). Federal income tax expense was $67.1 million and $12.7 million for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in the current year is primarily due to the increase in pre-tax income. The results of operations by segment are discussed more fully below.

Results of Operations by Segment

The Company's net income (loss) from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income (loss) from operations by segment.

Wealth Management Segment

The Wealth Mangement Segment sells a full range of retirement-oriented insurance products that provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income. Through 2002, this segment also marketed guaranteed investment contracts ("GIC's") to unrelated third parties.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

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

Equity-Indexed Annuities - Equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index. Earnings on the Company's equity-indexed annuity products are based on a percentage of the increase in the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company). The Company's equity-indexed products also provide a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines, there is no market risk to the policyholder's principal.

Institutional Investment Contracts - Institutional contracts are contracts to institutional investors or to trusts that issued GIC's to unrelated third parties. These contracts may contain any of a number of features including variable or fixed interest rates, equity index options, and may be denominated in foreign currencies.

While the Wealth Management segment currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of approximately $1.7 billion as of June 30, 2004. On December 31, 2003, this entire block of business was reinsured with SLOC, an affiliated company. By reinsuring the SPWL product, the Company reduced net investment income by $46.1 million and interest credited by $39.2 million for the six-month period ended June 30, 2004.

In 1997, the Company discontinued the marketing of group pension and GIC products in the U.S. Although these products are not currently sold in the U.S., there continues to be a block of U.S. group retirement business in-force, including GIC's, pension plans and group annuities. A significant portion of these pension contracts cannot be surrendered, resulting in limited liquidity exposure to the Company.

The Company uses derivative instruments to manage the risks inherent in the contract options of many of these products.

The Company markets its annuity products via two affiliated broker-dealers, MFS/Sun Life Financial Distributors, Inc. and Clarendon Insurance Agency, Inc., and an affiliated retail distribution organization, Independent Financial Marketing Group, Inc. The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents and financial advisers. Investment funds available under these products are managed by several investment managers, including Massachusetts Financial Services Company, an affiliate of the Company, and Sun Capital Advisers, Inc., a subsidiary of the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

The following is a summary of operations for the Wealth Management Segment for the six-month periods ended June 30 (in 000's):
	2004		2003 - Restated
Total Revenues
$                 674,161
		$
736,845

Total Expenditures	478,866		652,450
Pretax Income	195,295		84,395

Net Income	$ 139,841		$52,809

The pre-tax income was $195.3 million and $84.4 million for the six-month periods ended June 30, 2004 and 2003, respectively. The significant changes from the six-month period ended June 30, 2003 were as follows:

REVENUES

Total revenues were $674.2 million and $736.8 million for the six-month periods ended June 30, 2004 and 2003 respectively. The decrease of $62.6 million was primarily due to a decrease in net investment income partially offset by improvement in derivative income and fee income.

Net Investment income - was $467.9 million and $637.2 million for the six-month periods ended June 30, 2004 and 2003, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $472.2 million and $570.1 million for the six-month periods ended June 30, 2004 and 2003, respectively. The decrease of $97.9 million during 2004, as compared to 2003, was the result of a lower average investment yield ($46.7 million), and a decrease in average invested assets ($5.1 million). In addition, net investment income was reduced in the current year by $46.1 million due to the SPWL reinsurance agreement. Investment income (loss) related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was ($4.3) million and $67.1 million for the six month periods ended June 30, 2004 and 2003, respectively. The change in the market value is related to the change in the interest rate environment.

Net Derivative (losses) - were $(19.7) million and $(119.2) million for the six-month periods ended June 30, 2004 and 2003, respectively. Derivative losses primarily represent fair value changes of derivative instruments and the net interest received or paid on swap agreements.

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

Net derivative losses for the Wealth Management Segment consisted of the following (in 000's):
	Six-month periods ended June 30,
	2004	2003 - Restated
Net expense on swap agreements	$ 29,392	$ 43,499
Change in fair value of swap agreements (interest rate, currency, and equity)	315	(44,969)
Change in fair value of options, futures and embedded derivatives	(10,056)	120,661

Total derivative losses	$ 19,651	$ 119,191

Net Realized investment gains - were $59.6 million and $63.7 million for the six-month periods ended June 30, 2004 and 2003, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $9.2 million and $24.5 million for the six-month periods ended June 30, 2004 and 2003, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, and surrender charges. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $106.8 million and $91.4 million for the six-month periods ended June 30, 2004 and 2003, respectively. Variable product fees represented 1.42% and 1.36% of the average variable annuity separate account balances for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in separate account income was due to an increase in average separate account assets. Average separate account assets were $15.0 billion and $13.8 billion for the six-month periods ended June 30, 2004 and 2003, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $14.2 million and $18.1 million for the six-month periods ended June 30, 2004 and 2003, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

BENEFITS AND EXPENSES

Total benefits and expenses were $478.9 million and $652.5 million for the six-month periods ended June 30, 2004 and 2003, respectively. The decrease of $173.6 million was primarily due to a decrease in interest credited, policyholder benefits and DAC, partially offset by an increase in other operating expenses.

Interest credited - to policyholders was $327.2 million and $411.8 million for the six-month periods ended June 30, 2004 and 2003, respectively. The decrease of $84.6 million during the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003, was the result of a lower average interest credited rate ($33.0 million) offset by an increase in average policyholder balances of ($17.5 million). In addition, the current year does not include interest on the reinsured SPWL policies. The prior year included interest of $36.6 million on the SPWL policies. The prior year also included a reserve adjustment of $32.5 million during the first quarter of 2003, which was recorded as a component of interest credited to policyholders. (Interest credited to policyholders was accurately recorded at the policy level at all times).

Policyholder benefits - were $62.4 million and $88.6 million for the six-month periods ended June 30, 2004 and 2003, respectively. The $26.2 million decrease in 2004 compared to 2003 was primarily due to a decrease in reserves and death benefits of $16.7 million and $9.8 million, respectively.

Other operating expenses - were $79.4 million and $67.3 million for the six-month periods ended June 30, 2004 and 2003, respectively. The increase of $12.1 million occurred primarily within general operating expenses due to higher allocated operating expenses.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $(10.5) million and $44.4 million for the six-month periods ended June 30, 2004 and 2003, respectively. The decrease in DAC amortization for the six-month period ended June 30, 2004 was primarily due to favorable changes in the equity markets utilized in the estimated future gross profit assumptions used to calculate DAC amortization.

Amortization of value of business acquired ("VOBA") - relates to the actuarially-determined present value of projected future gross profits from policies in force at the date that the Company acquired Keyport Life Insurance Company (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $3.1 million and $1.4 million for the six-month periods ended June 30, 2004 and 2003, respectively. During 2004, the Company revised its gross profit estimates resulting in a decrease to VOBA amortization of $5.8 million.

Cumulative effect of change in accounting principle- On January 1, 2004, the Company adopted American Institute of Certified Public Accountants' Statement of Position 03-01 ("SOP 03-01"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The major provisions of the SOP that affect the Company require: (a) establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts; and, (b) deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC.

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-01 at January 1, 2004, decreased net income and stockholder's equity by $0.9 million and reduced accumulated other comprehensive income by $2.1 million. The decrease in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $34.4 million, pretax, an increase in DAC of $29.5 million, pretax, and the recognition of the unrealized gain on investments in separate accounts of $3.5 million, pretax.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Individual Protection Segment

The Company primarily markets variable life insurance products. These products include variable universal life ("VUL") products marketed to individuals and the corporate owned life insurance ("COLI") and bank-owned life insurance ("BOLI") markets. VUL products are insurance products that allow for flexible premiums and the policyholder directs how the cash value is invested, and thus bears the investment risk. The Company's management expects the variable life business to grow and become more significant in the future. Additionally, the Company also administers closed blocks of SPWL, universal life and variable life insurance business.

The following provides a summary of the operations for the Individual Protection Segment for the six-month periods ended June 30 (in 000's):
	2004		2003 - Restated
Total Revenues
$                    29,134
		$
23,844

Total Expenditures	30,038		24,372
Pretax (Loss)	(904)		(528)

Net (Loss)	$ (518)		$(543)

Earnings for the Individual Protection Segment were relatively consistent for the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003. Pretax loss increased by $0.4 million. This increase was attributed primarily to additional DAC amortization on the closed blocks of business and the VUL block of $1.9 million, increased operating expenses associated with new products of $1.9 million and increased interest credited of $1.2 million primarily in the COLI product. These increases in expenses were partially offset by an increase in net investment income of $1.3 million, which is primarily in the COLI block and increased fees and other income of $4.3 million primarily in the BOLI and VUL products. Both revenues and expenditures increased from growth in the overall volume of inforce business.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term and short-term disability products to small and mid-size employers as part of those companies' employee benefit plans. This segment operates only in the State of New York through a subsidiary, Sun Life Insurance and Annuity Company of New York.

The following provides a summary of operations for the Group Protection Segment for the six-month periods ended

June 30 (in 000's):

	2004		2003 - Restated
Total Revenues
$                 16,207
		$
13,588

Total Expenditures	15,147		12,385
Pretax Income	1,060		1,203

Net Income	$ 689		$841

Total revenues increased by approximately $2.6 million in comparison to 2003. The increase in revenue was primarily attributed to higher premiums in the group life insurance and long-term disability lines of business of approximately $2.2 million and $0.3 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Group Protection Segment (continued)

Total expenditures increased by approximately $2.8 million in comparison to 2003. The expense increase is due to increased benefits to policyholders of approximately $1.9 million due primarily to the growing insurance block of business, particularly group life. The expense increase is also attributed to higher operating expenses and commission payments of approximately $0.5 million and $0.3 million, respectively.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investments in variable interest entities ("VIEs"), its debt financing and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the six-month periods ended

June 30 in (000's):
	2004		2003
Total Revenues
$                      99,437
		$
(2,366)

Total Expenditures	47,242		29,084
Pretax Income (Loss)	52,195		(31,450)

Net Income (Loss)	$ 37,997		$(12,218)

The Corporate Segment had net income of $38.0 million and a net loss of $(12.2) for the six-month periods ended June 30, 2004 and 2003, respectively. On a pre-tax basis, the results improved by $83.6 million in 2004, as compared to 2003. The increase in pretax income is attributable to an increase in derivative income associated with the consolidation of certain VIEs in 2004 of $30.4 million; increased earnings of venture capital investments and other alternative investments of $48.9 million; increased realized gains on investments of $13.3 million; lower allocations of earnings on capital to the Wealth Management Segment, due to lower capital requirements; and additional investment income due to increased Corporate assets. Offsetting the increases in income was an increase in interest expense associated with the VIEs of $13.8 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted pursuant to Instructions H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Company and its subsidiaries are engaged in various kinds of ordinary routine litigation which, in management's judgment, is not expected to be material to the business or financial condition of the Company or its subsidiaries.

Item 2: Changes in Securities and Use of Proceeds

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 3: Defaults Upon Senior Securities

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 4: Submission of Matters to a Vote of Security Holders

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 5: Other Information

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation, including certain federal securities laws administered by the Securities and Exchange Commission (the "SEC") and certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating with the SEC in these matters. In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 6: Exhibits and Reports on Form 8-K

(a) The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.
3.1	Certificate of Incorporation as amended through March 24, 2004 (Incorporated by reference to Annual Report of the Registrant on Form 10-K, File No. 33-82824, filed on March 29, 2004)

3.2	By-laws, as amended March 19, 2004 (Incorporated by reference to Annual Report of the Registrant on Form 10-K, File No. 33-82824, filed on March 29, 2004)

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

4.7

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement on Form N-4, File No. 333-37907, filed on October 14, 1997)

4.8

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-41438, filed on September 25, 2000)

4.9

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form N-4, File No. 333-05227, filed on April 10, 1998)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 6: Exhibits and Reports on Form 8-K (continued)

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

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.)

August 12, 2004
/s/ Robert C. Salipante
Robert C. Salipante, President

August 12, 2004

/s/ Gary Corsi
Gary Corsi, Vice President and Chief Financial Officer