Form 10-Q
period 2004-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2004-11-10
CIK 745544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended September 30, 2004	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699 and 333-111636

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of principal executive offices)		(Zip Code)

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

Registrant has 6,437 shares of common stock outstanding on November 10, 2004, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART II -	Other Information

Item 1:	Legal Proceedings	29

Item 2:	Changes in Securities and Use of Proceeds	29

Item 3:	Defaults Upon Senior Securities	29

Item 4:	Submission of Matters to a Vote of Security Holders	29

Item 5:	Other Information	29

Item 6:	Exhibits and Reports on Form 8-K	30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2004	2003 Restated

Revenues

Premiums and annuity considerations	$44,710	$48,428
Net investment income	833,988	919,597
Net derivative loss	(92,386)	(150,439)
Net realized investment gains	73,543	109,063
Fee and other income	270,106	240,069

Total revenues	1,129,961	1,166,718

Benefits and Expenses

Interest credited	505,412	600,721
Interest expense	100,548	90,685
Policyowner benefits	110,179	150,695
Other operating expenses	153,022	139,663
Amortization of deferred policy acquisition costs and value of business acquired	42,185	91,929

Total benefits and expenses	911,346	1,073,693

Income before income tax expense, minority interest and cumulative effect of change in accounting principle	218,615	93,025

Income tax expense	52,680	23,814

Net income before minority interest and cumulative effect of change in accounting principle	165,935	69,211

Minority interest share of income	1,524	-

Net income before cumulative effect of change in accounting principle	164,411	69,211

Cumulative effect of change in accounting principle, net of tax benefit of $477	(886)	-

Net income	$163,525	$69,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the three-month periods ended September 30,

	Unaudited
	2004	2003 Restated

Revenues

Premiums and annuity considerations	$15,582	$18,649
Net investment income	298,971	278,738
Net derivative loss	(104,263)	(32,189)
Net realized investment gains	6,530	51,764
Fee and other income	94,202	77,845

Total revenues	311,022	394,807

Benefits and Expenses

Interest credited	171,986	183,959
Interest expense	26,625	30,245
Policyowner benefits	35,423	51,333
Other operating expenses	60,224	45,563
Amortization of deferred policy acquisition costs and value of business acquired	45,795	44,302

Total benefits and expenses	340,053	355,402

(Loss) income before income tax expense and minority interest	(29,031)	39,405

Income tax (benefit) expense	(14,395)	11,083

Net (loss) income before minority interest	(14,636)	28,322

Minority interest share of loss	(152)	-

Net (loss) income	$(14,484)	$28,322

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)
	Unaudited
ASSETS	September 30, 2004	December 31, 2003

Fixed maturities available-for-sale at fair value (amortized cost
of $16,075,639 and $16,338,241 in 2004 and 2003, respectively)	$16,570,178	$16,858,414
Trading fixed maturities at fair value (amortized cost of
$1,403,389 and $1,434,654 in 2004 and 2003, respectively)	1,487,630	1,527,619
Subordinated note from affiliate held-to-maturity (fair value of $693,287 and $699,069 in 2004 and 2003, respectively)	600,000	600,000
Short-term investments	21,514	24,662
Mortgage loans	1,322,917	972,102
Derivative instruments - receivable	420,404	400,037
Limited partnerships	308,365	330,562
Equity securities (amortized cost of $14,432 and $1,234 in 2004 and 2003, respectively)	17,586	1,452
Real estate	162,250	84,421
Policy loans	691,353	692,887
Other invested assets	41,507	46,996
Cash and cash equivalents	568,497	513,454
Total investments	22,212,201	22,052,606

Accrued investment income	291,614	285,224
Deferred policy acquisition costs	1,135,217	889,601
Value of business acquired	35,767	22,391
Goodwill	697,768	705,202
Receivable for investments sold	26,981	37,049
Reinsurance receivable from affiliate	1,710,316	1,741,962
Other assets	372,036	349,944
Separate account assets	18,011,242	17,521,009
Total assets	$44,493,142	$43,604,988
LIABILITIES
Contractholder deposit funds and other policy liabilities	$18,503,061	$18,317,422
Future contract and policy benefits	716,163	716,819
Payable for investments purchased	345,456	261,673
Accrued expenses and taxes	44,269	73,111
Deferred federal income taxes	65,687	18,897
Long-term debt	33,500	40,500
Long-term debt payable to affiliates	1,025,000	1,025,000
Partnership capital securities	620,615	607,826
Ceded funds withheld - affiliate	1,717,209	1,741,962
Derivative instruments - payable	248,498	248,272
Other liabilities	296,169	174,871
Separate account liabilities	18,011,242	17,509,294
Total liabilities	41,626,869	40,735,647

Commitments and contingencies - Note 5
Minority interest	1,524	-
STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	6,437	6,437
Additional paid-in capital	2,071,888	2,071,888
Accumulated other comprehensive income	209,564	227,681
Retained earnings	576,860	563,335
Total stockholder's equity	2,864,749	2,869,341

Total liabilities and stockholder's equity	$44,493,142	$43,604,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2004	2003 Restated

Net income	$163,525	$69,211
Other comprehensive income (loss):
Net change in unrealized holding (losses) gains on available-for- sale securities, net of tax and policyholder amounts	76,064	133,980
Reclassification adjustments of realized investment (gains) into net income	(94,181)	(124,517)
Other comprehensive (loss) income	(18,117)	9,463

Comprehensive income	$145,408	$78,674

For the three-month periods ended September 30,

	Unaudited
	2004	2003 Restated

Net (loss) income	$(14,484)	$28,322
Other comprehensive income (loss):
Net change in unrealized holding gains (losses) on available-for- sale securities, net of tax and policyholder amounts	152,782	(255,777)
Reclassification adjustments of realized investment losses into net income	(5,824)	62,128
Other comprehensive income (loss)	146,958	(193,649)

Comprehensive income (loss)	$132,474	$(165,327)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the nine-month periods ended September 30, 2004 and 2003

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2002 - Restated	$6,437	$2,071,888	$248,911	$468,344	$2,795,580

Comprehensive income:
Net income - Restated				69,211	69,211
Other comprehensive income - Restated			9,463		9,463

Balance at September 30, 2003 - Restated	$6,437	$2,071,888	$258,374	$537,555	$2,874,254

Balance at December 31, 2003	$6,437	$2,071,888	$227,681	$563,335	$2,869,341

Comprehensive income:
Net income				163,525	163,525
Dividends				(150,000)	(150,000)
Other comprehensive loss			(18,117)		(18,117)

Balance at September 30, 2004	$6,437	$2,071,888	$209,564	$576,860	$2,864,749

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2004	2003 Restated
Cash Flows From Operating Activities:
Net income	$163,525	$69,211
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Income to minority interest	1,524	-
Amortization of discount and premiums	61,621	80,321
Amortization of DAC and VOBA	42,185	91,929
Depreciation and amortization	2,110	9,224
Non cash derivative activity	(12,766)	(7,847)
Net realized gains on investments	(73,543)	(109,063)
Net unrealized losses (gains) on trading investments	8,724	(61,789)
Net change in unrealized and undistributed (gains) losses in private
equity limited partnerships	(46,414)	8,812
Interest credited to contractholder deposits	564,284	589,811
Deferred federal income taxes	51,028	18,119
Cumulative effect of change in accounting principles, net of tax	886	-
Changes in assets and liabilities:
Deferred acquisition costs	(273,653)	(196,560)
Accrued investment income	(6,416)	(15,674)
Other assets	162,950	22,333
Future contract and policy benefits	(32,144)	(7,052)
Other, net	2,999	190,060
Net sales (purchases) of trading fixed maturities	32,654	(8,733)

Net cash provided by operating activities	649,554	673,102

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	8,412,314	10,512,100
Mortgage loans	123,927	317,857
Real estate	-	14,275
Equity securities	853	-
Other invested assets	144,145	7,737
Net cash in disposition of subsidiary	39,688	-
Purchases of:
Available-for-sale fixed maturities	(8,135,156)	(10,748,648)
Mortgage loans	(475,298)	(188,673)
Real estate	(79,940)	(1,013)
Equity securities	(13,624)	-
Other invested assets	(142,024)	(129)
Changes in other investing activities, net	-	5,180
Net change in policy loans	1,534	(7,502)
Net change in short term investments	(7,348)	178,017

Net cash (used in) provided by investing activities	$(130,929)	$89,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2004	2003 Restated

Cash Flows From Financing Activities:
Dividends	$(100,000)	$-
Deposits to contractholder deposit funds	2,042,795	1,967,433
Withdrawals from contractholder deposit funds	(2,406,377)	(2,733,644)

Net cash used in financing activities	(463,582)	(766,211)

Net change in cash and cash equivalents	55,043	(3,908)

Cash and cash equivalents, beginning of period	513,454	725,550

Cash and cash equivalents, end of period	$568,497	$721,642

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

The merger was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Under SFAS No. 141, transfers of net assets and exchanges of shares between entities under common control are recorded at their carrying amounts at the date of transfer. The financial statements of prior periods have been restated to give effect to the merger as of November 1, 2001, the date on which the companies came under common control. The inclusion of Keyport increased the Company's net income by $83.3 million and $25.8 million for the nine-month periods ended September 30, 2004 and 2003, respectively, and decreased net income by $3.1 million for the three-month periods ended September 30, 2004 and increased net income by $8.1 million for the three-month periods ended September 30, 2003. Total assets also increased by $21.4 billion and $21.1 billion at September 30, 2004 and December 31, 2003, respectively.

The Company is licensed in 49 states and certain other territories. In addition, the Company's wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is licensed in New York. The Company and its subsidiaries are engaged in the sale of individual and group universal and variable life insurance, individual fixed and variable annuities, group fixed and variable annuities, group pension contracts, guaranteed investment contracts ("GICs"), group life, group disability, stop loss insurance, and other asset management services.

The Company is a wholly-owned subsidiary of SLC U.S. Holdings, which is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company domiciled in Canada, which reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, SLF, is now the ultimate parent of SLOC and the Company.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

BASIS OF PRESENTATION (continued)

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. As of September 30, 2004, the Company owned all of the outstanding shares of SLNY, Sun Benefit Services Company, Inc. ("SBSC"), Sun Capital Advisers, Inc. ("SCA"), Sun Life of Canada (U.S.) SPE 97-I, Inc. ("SPE 97-I), Sun Life of Canada (U.S.) Holdings General Partner LLC ("the General Partner"), Clarendon Insurance Agency, Inc. ("Clarendon"), and Independence Life and Annuity Company ("Independence Life").

The General Partner is the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I ('the Partnership") and, as a result, the Partnership is consolidated with the results of the Company. In addition, the Company consolidates certain investments in variable interest entities ("VIEs"). The consolidation of the VIEs requires the Company to report the minority interest relating to the equity ownership not controlled by the Company.

SLNY is engaged in the sale of individual fixed and variable annuity contracts, variable universal life insurance, and group life, group disability and stop loss insurance in its state of domicile, New York. SBSC is an inactive subsidiary. SCA is a registered investment adviser. SPE 97-I was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. The General Partner is the sole general partner of the Partnership. The Partnership was established to purchase subordinated debentures issued by the Company's parent, SLC U.S. Holdings, and to issue Partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I. Clarendon is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. Independence Life is a life insurance company that sold variable and whole life insurance products.

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

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform with the 2004 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2004, the Company adopted American Institute of Certified Public Accountants' Statement of Position 03-1 ("SOP 03-1"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The major provisions of the SOP that affect the Company require:

o	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;
o	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC; and
o	Reporting and measuring the Company's interest in its separate accounts as investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

Effects of Adoption

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-1 at January 1, 2004, decreased net income and stockholder's equity by $0.9 million and reduced accumulated other comprehensive income by $2.1 million. The decrease in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $34.3 million, pretax, an increase in DAC of $29.5 million, pretax, and the recognition of the unrealized gain on investments in separate accounts of $3.5 million, pretax.

Liabilities for contract guarantees

The Company offers various guarantees to certain policyholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return, or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period of an annuity.

The table below represents information regarding the Company's variable annuity contracts with guarantees at September 30, 2004 (in 000's):

Benefit Type	Account balance	Net Amount at Risk	Average Attained Age
Minimum Death	$ 16,020,577	$ 2,950,548	66.0
Minimum Income	$ 360,124	$ 77,981	59.8
Minimum Accumulation or Withdrawal	$ 681,360	$ -	61.9

The following summarizes the reserve for the minimum guaranteed death benefit and income benefit at September 30, 2004 (in 000's):

	Minimum Guaranteed Death Benefit	Guaranteed Minimum Income Benefit	Totals
Balance at January 1, 2004	$ 32,853	$ 1,457	$ 34,310

Incurred guaranteed benefits	25,603	139	25,742
Paid guaranteed benefits	(40,246)	-	(40,246)
Interest	1,398	82	1,480

Balance at September 30, 2004	$ 19,608	$ 1,678	$ 21,286

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

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recognized at fair value through earnings. The guaranteed minimum accumulation or withdrawal benefit was a $0.5 million receivable at January 1, 2004 and a liability of $9.3 million at September 30, 2004.

Interest in Separate accounts

At December 31, 2003, the Company had $11.7 million representing unconsolidated interests in its own separate accounts. These interests were recorded as separate account assets, with changes in fair value recorded through other comprehensive income. On January 1, 2004, the Company reclassified these interests to investments as a component of other assets.

Sales Inducements

The Company currently offers enhanced or bonus crediting rates to policyholders on certain of its annuity products. Through December 31, 2003, the expenses associated with certain of these bonuses were deferred and amortized. Others were expensed as incurred. Effective January 1, 2004, upon adoption of SOP 03-1, the expenses associated with offering a bonus are deferred and amortized over the life of the related contract in a pattern consistent with the amortization of DAC.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

Other Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 97-1 to address questions that exist in practice regarding when it is appropriate to recognize an unearned revenue liability under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments." FSP FAS 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. The Company's adoption of FSP FAS 97-1 had no material impact.

In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Company complied with the disclosure provisions of this rule in Note 4 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for fiscal reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB voted unanimously to defer the effective date of paragraphs 10 through 20, effectively deferring application of EITF Issue No. 03-1 guidance on how to evaluate and recognize an impairment loss that is other than temporary.

The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and will likely also impact the recognition of investment income on impaired securities. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, the Company's adoption of this standard is not expected to have a significant impact on equity.

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $18.3 million and $58.4 million for the three and nine-month periods ended September 30, 2004, respectively, and $20.9 million and $62.4 million for the three and nine-month periods ended September 30, 2003, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $100.4 million and $109.1 million for the nine-month periods ended September 30, 2004 and 2003, respectively, and $32.6 million and $36.5 million for the three-month periods ended September 30, 2004 and 2003, respectively.

On January 6, 2003, the Company sold a $100 million note issued by Massachusetts Financial Services Company ("MFS"), an affiliate, to another affiliate, Sun Life (Hungary) Group Financing Limited Liability Company, for approximately $109.1 million. The note was sold at a gain of $9.1 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

The Company leases office space to SLOC under lease agreements with terms expiring in December 2009 and options to extend the terms for each of eleven successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term that is then ending. Rent received by the Company under the lease for the three and nine-month periods ended September 30, 2004 and 2003 amounted to approximately $3.0 million and $8.9 million, respectively.

On March 22, 2004, the Company declared a dividend payment of $50 million, which was paid on April 15, 2004. On April 27, 2004, the Company declared a dividend payment of $50 million, which was paid on June 30, 2004. On July 29, 2004 the Company declared a dividend payment of $50 million, which was paid on November 8, 2004. The Company did not make any dividend payments in 2003.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which MFS serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.5 million and $17.0 million for the three and nine-month periods ended September 30, 2004, respectively, and $5.4 million and $15.8 million for the three and nine-month periods ended September 30, 2003, respectively.

During the second and fourth quarters of 2003, the Company purchased an aggregate of $80 million in promissory notes from MFS. These promissory notes are included with fixed maturities available-for-sale in the financial statements. The interest rates on these notes range from 2.988% to 3.512% and the terms are from 3 to 5 years. In addition, during the three-month period ended March 31, 2004, the Company purchased an additional $60 million in promissory notes from MFS. Interest earned on the promissory notes amounted to approximately $1.1 million and $2.9 million for the three and nine-month periods ended September 30, 2004, respectively, and $153,000 and $217,000 for the three and nine-month periods ended September 30, 2003, respectively.

The Company paid $3.6 million and $13.4 million for the three and nine-month periods ended September 30, 2004, respectively, and $3.2 million and $10.5 million for the three and nine-month periods ended September 30, 2003, respectively, in commission fees to MFS/Sun Life Financial Distributors, Inc., an affiliate.

The Company paid $9.5 million and $38.0 million for the three and nine-month periods ended September 30, 2004, respectively, and $11.2 million and $51.9 million for the three and nine-month periods ended September 30, 2003, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

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

The following amounts pertain to the various business segments. Prior year segmented results have been restated to include the results of Keyport in the Wealth Management Segment (in 000's):

	Nine-month period ended September 30, 2004

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 928,358	$49,641	$25,108	$126,854	$1,129,961
Total Expenditures	773,054	45,705	22,077	70,510	911,346
Pretax Income	155,304	3,936	3,031	56,344	218,615

Net Income	$ 119,832	$2,664	$1,970	$39,059	$163,525

Total Assets	$ 39,651,089	$3,879,798	$57,168	$905,087	$44,493,142

	Nine-month period ended September 30, 2003 - Restated

Total Revenues	$ 1,097,001	$37,484	$20,113	$12,120	$1,166,718
Total Expenditures	968,967	40,165	19,447	45,114	1,073,693
Pretax Income (Loss)	128,034	(2,681)	666	(32,994)	93,025

Net Income (Loss)	$ 81,522	$(2,177)	$479	$(10,613)	$69,211

Total Assets December 31, 2003	$ 39,744,874	$2,973,014	$46,535	$840,565	$43,604,988

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

	Three-month period ended September 30, 2004

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 254,197	$20,507	$8,901	$27,417	$311,022
Total Expenditures	294,188	15,667	6,930	23,268	340,053
Pretax Income (Loss)	(39,991)	4,840	1,971	4,149	(29,031)

Net Income (Loss)	$ (20,008)	$3,182	$1,280	$1,062	$(14,484)

Total Assets	$ 39,651,089	$3,879,798	$57,168	$905,087	$44,493,142

	Three-month period ended September 30, 2003 - Restated

Total Revenues	$ 360,156	$13,640	$6,526	$14,485	$394,807
Total Expenditures	316,517	15,793	7,062	16,030	355,402
Pretax Income (Loss)	43,639	(2,153)	(536)	(1,545)	39,405

Net Income (Loss)	$ 28,713	$(1,634)	$(361)	$1,604	$28,322

Total Assets December 31, 2003	$ 39,744,874	$2,973,014	$46,535	$840,565	$43,604,988

4. REINSURANCE

The Wealth Management Segment currently does not offer traditional life insurance products; however, it manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of approximately $1.7 billion as of September 30, 2004 and December 31, 2003, respectively. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliated company. By reinsuring the SPWL product, the Company reduced net investment income by $23.6 million and $69.7 million for the three and nine-month periods ended September 30, 2004, respectively, and interest credited by $20.9 million and $60.1 million for the three and nine-month periods ended September 30, 2004, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities. The recoverable for the reinsurance amount and payable for the funds withheld are reported as separate line items within the accompanying financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. REINSURANCE (continued)

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

Reinsurance receivables from non-affiliated companies are included in other assets and amounted to $181.4 million and $187.1 million at September 30, 2004 and December 31, 2003, respectively.

5. COMMITMENTS AND CONTINGENT LIABILITIES

REGULATION AND REGULATORY DEVELOPMENTS

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation, including certain federal securities laws administered by the Securities and Exchange Commission (the "SEC") and certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating with the SEC in these matters. In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors, and recordkeeping requirements.

LITIGATION, INCOME TAXES AND OTHER MATTERS

The Company is not aware of any contingent liabilities arising from litigation, income taxes or other matters that could have a material effect upon the financial condition, results of operations or cash flows of the Company.

INDEMNITIES

In the normal course of its business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. Due to the nature of these indemnification agreements, it is not possible to estimate the Company's potential liability; therefore, the Company has not recorded any liability for this purpose.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS

The following table sets forth the components of the net periodic pension cost for the nine-month periods ended September 30 (in 000's):

	2004		2003
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 7,404	$ 900	$ 6,717	$ 654
Interest cost	9,090	2,250	7,872	1,776
Expected return on plan assets	(13,278)	-	(10,770)	-
Amortization of transition asset	(2,289)	-	(2,289)	-
Amortization of prior service cost (credit)	642	(180)	642	(180)
Recognized net actuarial loss	2,355	1,005	3,162	624
Net periodic benefit cost	$ 3,924	$ 3,975	$ 5,334	$ 2,874
The Company's share of net periodic benefit cost	$ 4,527	$ 2,898	$ 2,246	$ 2,187

The following table sets forth the components of the net periodic pension cost for the three-month periods ended September 30, (in 000's):

	2004		2003
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 2,468	$ 300	$ 2,239	$ 218
Interest cost	3,030	750	2,624	592
Expected return on plan assets	(4,426)	-	(3,590)	-
Amortization of transition asset	(763)	-	(763)	-
Amortization of prior service cost (credit)	214	(60)	214	(60)
Recognized net actuarial loss	785	335	1,054	208
Net periodic benefit cost	$ 1,308	$ 1,325	$ 1,778	$ 958
The Company's share of net periodic benefit cost	$ 2,069	$ 817	$ 749	$ 729

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. SALE OF VARIABLE INTEREST ENTITY

On June 30, 2004, the Company sold its interest in one of its consolidated VIEs and recognized a gain of $9.7 million. The Company received net cash proceeds of $39.7 and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company's net income related to this VIE for the nine-month period ended September 30, 2004, excluding the gain on the sale, was $7.1 million.

8. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of Keyport. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2004 and concluded that these assets are not impaired.

In September 2004, the Company finalized tax periods that predated the acquisition of Keyport. In accordance with the EITF Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combinations," adjustments upon resolution of income tax uncertainties that predate or result from a purchase business combination should be recorded as an increase or decrease to goodwill regardless of the time that has elapsed since the acquisition date. The Company reduced Goodwill by $7.4 million in the third quarter of 2004 to record the difference between the estimated tax liability at the acquisition date and the final tax liability for closed tax years that predated the acquisition.

9. SUBSEQUENT EVENTS

On October 28, 2004, the Board of Directors of SLF and SLOC approved, subject to regulatory approvals, a reorganization plan under which most of SLOC's asset management businesses in Canada and the United States, including the United States annuities businesses will be transferred, effective January 4, 2005, to a newly incorporated holding company that will be a wholly-owned subsidiary of SLF. SLOC is a wholly owned subsidiary of SLF.

Through a series of transactions that will occur on January 4, 2005, SLOC will transfer its shares of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLOC U.S. Holdings") to a newly incorporated holding company that will be a wholly-owned subsidiary of SLF. SLOC U.S. Holdings directly or indirectly holds all of SLOC's U.S. subsidiaries, including the Company.

The reorganization is not expected to have any impact on the financial strength ratings of the Company and it will have no impact on policyholders benefits and the quality of policyholder services will not be diminished. The reorganization is subject to final regulatory approval from certain regulators, which are expected to be received by January 4, 2005.

As part of the reorganization, the Company will dividend SCA to SLOC U.S. Holdings on or before December 31, 2004. SCA's net income for the three-month periods ended September 30, 2004 and 2003 is $0.1 million and $60,000, respectively, and $0.3 million and $0.6 million for the nine-month periods ended September 30, 2004 and 2003, respectively. SCA's total assets are $8.0 million and $7.0 million at September 30, 2004 and December 31, 2003, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant ("the Company") elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Statement of Operations between the nine-month periods ended September 30, 2004 and September 30, 2003.

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in a decrease in DAC amortization of $(79.6) million and ($20.5) million for the nine-month periods ended September 30, 2004 and 2003, respectively.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC decreased by $(148.8) million and $(132.3) million for the unrealized gains at September 30, 2004 and December 31, 2003, respectively, relating to this adjustment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CRITICAL ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of Keyport Life Insurance Company ("Keyport"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2004 and concluded that these assets are not impaired.

In September 2004, the Company finalized tax periods that predated the acquisition of Keyport. In accordance with the Emerging Issues Task Force Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combinations," adjustments upon resolution of income tax uncertainties that predate or result from a purchase business combination should be recorded as an increase or decrease to goodwill regardless of the time that has elapsed since the acquisition date. The Company reduced Goodwill by $7.4 million in the third quarter of 2004 to record the difference between the estimated tax liability at the acquisition date and the final tax liability for closed tax years that predated the acquisition.

RESULTS OF OPERATIONS

Nine-month period ended September 30, 2004 compared to the Nine-month period ended September 30, 2003:

Net Income

The Company's net income was $163.5 million and $69.2 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Income before income taxes, minority interest share of income and cumulative effect of change in accounting principle was $218.6 million and $93.0 million for the nine-month periods ended September 30, 2004 and 2003, respectively. This $125.6 million increase was primarily due to improvements in the Corporate Segment (increase of $89.3 million) and in the Wealth Management Segment (increase of $27.3 million). Federal income tax expense was $52.7 million (24.1%) and $23.8 million (25.6%) for the nine-month periods ended September 30, 2004 and 2003, respectively. The results of operations by segment are discussed more fully below.

Results of Operations by Segment

The Company's net income (loss) from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income (loss) from operations by segment.

Wealth Management Segment

The Wealth Management Segment sells a full range of retirement-oriented insurance products that provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income. Through 2002, this segment also marketed guaranteed investment contracts ("GIC's") to unrelated third parties.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

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

Institutional Investment Contracts - Institutional contracts are contracts issued to institutional investors or to trusts that issued GIC's to unrelated third parties. These contracts may contain any of a number of features including variable or fixed interest rates, equity index options, and may be denominated in foreign currencies.

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

Other - The Wealth Management segment currently does not offer traditional life insurance products, however, it manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of approximately $1.7 billion as of September 30, 2004 and December 31, 2003, respectively. On December 31, 2003, this entire block of business was reinsured with SLOC, an affiliated company. By reinsuring the SPWL product, the Company reduced net investment income by $69.7 million and interest credited by $60.1 million for the nine-month period ended September 30, 2004.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

The prior year results have been restated to include the results of Keyport in the Wealth Management Segment. The following is a summary of operations for the Wealth Management Segment for the nine-month periods ended September 30 (in 000's):
	2004		2003 - Restated
Total Revenues
$                  928,358
		$
1,097,001

Total Expenditures	773,054		968,967
Pretax Income	155,304		128,034

Net Income	$ 119,832		$81,522

The pre-tax income was $155.3 million and $128.0 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The significant changes from the nine-month period ended September 30, 2003 were as follows:

REVENUES

Total revenues were $928.4 million and $1,097.0 million for the nine-month periods ended September 30, 2004 and 2003 respectively. The decrease of $168.6 million was primarily due to a decrease in net investment income and net realized investment gain partially offset by improvement in derivative income and fee income.

Net Investment income - was $741.7 million and $901.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $714.4 million and $848.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The decrease of $134.3 million during 2004, as compared to 2003, was the result of a lower average investment yield ($66.8 million), and an increase in average invested assets ($2.2 million). In addition, net investment income was reduced in the current year by $69.7 million due to the SPWL reinsurance agreement. Investment income related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $27.3 million and $53.0 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The change in the market value is primarily related to the change in the interest rate environment.

Net Derivative losses - were $127.2 million and $151.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Derivative losses primarily represent fair value changes of derivative instruments and the net interest received or paid on swap agreements.

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

Net derivative losses for the Wealth Management Segment consisted of the following (in 000's):
	Nine-month periods ended September 30,
	2004	2003 - Restated
Net expense on swap agreements	$ 46,966	$ 70,046
Change in fair value of swap agreements (interest rate, currency, and equity)	72,042	(65,538)
Change in fair value of options, futures and embedded derivatives	8,159	146,766

Total derivative losses	$ 127,167	$ 151,274

Realized investment gains - were $64.3 million and $112.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $28.2 million and $27.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, and surrender charges. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $159.5 million and $140.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Variable product fees represented 1.44% and 1.39% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in separate account income was due to an increase in average separate account assets. Average separate account assets were $14.8 billion and $13.5 billion for the nine-month periods ended September 30, 2004 and 2003, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $21.2 million and $20.8 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

BENEFITS AND EXPENSES

Total benefits and expenses were $773.1 million and $969.0 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The decrease of $195.9 million was primarily due to a decrease in interest credited, policyholder benefits and DAC, partially offset by an increase in other operating expenses.

Interest credited - to policyholders was $496.2 million and $593.2 million for the nine-month periods ended September 30, 2004 and 2003, respectively.  The decrease of $97.0 million during the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 30, 2003, was the result of a lower average interest credited rate ($34.4 million) offset by an increase in average policyholder balances of ($25.0 million).  In addition, the current year does not include interest on the reinsured SPWL policies.  The prior year included interest of $55.1 million on the SPWL policies. The prior year also included a reserve adjustment of $32.5 million during the first quarter of 2003, which was recorded as a component of interest credited to policyholders.  (Interest credited to policyholders was accurately recorded at the policy level at all times).

Interest expense - was $45.6 million and $55.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The $9.9 million decrease was due to lower allocated capital charge from the Corporate Segment.

Policyholder benefits - were $92.4 million and $130.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively.  The $38.1 million decrease in 2004 compared to 2003 was primarily due to a decrease in reserves and death benefits of $27.9 million and $9.9 million, respectively.

Other operating expenses - remained consistent and were $102.4 million and $100.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business.  Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $32.0 million and $82.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The decrease in DAC amortization for the nine-month period ended September 30, 2004 was primarily due to favorable changes in the equity markets utilized in the estimated future gross profit assumptions used to calculate DAC amortization.

Amortization of value of business acquired ("VOBA") - relates to the actuarially-determined present value of projected future gross profits from policies in force at the date that the Company acquired Keyport (November 1, 2001).  This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $4.4 million and $6.6 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Cumulative effect of change in accounting principle - On January 1, 2004, the Company adopted American Institute of Certified Public Accountants' Statement of Position 03-1 ("SOP 03-1"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."  The major provisions of the SOP that affect the Company require: (a) establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts; and (b) deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC.

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-1 at January 1, 2004, decreased net income and stockholder's equity by $0.9 million and reduced accumulated other comprehensive income by $2.1 million.  The decrease in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $34.4 million, pretax, an increase in DAC of $29.5 million, pretax, and the recognition of the unrealized gain on investments in separate accounts of $3.5 million, pretax.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Individual Protection Segment

The Company primarily markets variable life insurance products.  These products include variable universal life ("VUL") products marketed to individuals, corporate owned life insurance ("COLI") and bank-owned life insurance ("BOLI") markets.  VUL products are insurance products that allow for flexible premiums and the policyholder directs how the cash value is invested, and thus bears the investment risk. The Company's management expects the variable life business to grow and become more significant in the future. Additionally, the Company also administers closed blocks of  SPWL, universal life and variable life insurance business.

The following provides a summary of the operations for the Individual Protection Segment for the nine-month periods ended September 30 (in 000's):

2004

2003 - Restated

Total Revenues

$                      49,641

$

37,484

Total Expenditures

45,705

40,165

Pretax Income (Loss)

3,936

(2,681)

Net Income (Loss)

$ 2,664

$

(2,177)

Earnings for the Individual Protection Segment increased by $4.8 million for the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 30, 2003.  Pretax income increased by $6.6 million.  This increase was attributed primarily to improvement in fees and other income of $10.2 million and net investment income of $1.9 million.  The increases in revenues were partially offset by additional DAC amortization on the closed blocks of business and the VUL block of $2.7 million and increased interest credited of $1.7 million primarily in the COLI product. Both revenues and expenditures increased from growth in the overall volume of inforce business.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term and short-term disability products to small and mid-size employers as part of those companies' employee benefit plans.  This segment operates only in the State of New York through a wholly owned subsidiary, Sun Life Insurance and Annuity Company of New York.

The following provides a summary of operations for the Group Protection Segment for the nine-month periods ended

September 30 (in 000's):

2004

2003 - Restated

Total Revenues

$                    25,108

$

20,113

Total Expenditures

22,077

19,447

Pretax Income

3,031

666

Net Income

$ 1,970

$

479

Total revenues in 2004 increased by $5.0 million in comparison to 2003.  The increase in revenue was primarily attributed to higher premiums in the group life insurance and long-term disability lines of business of approximately $3.1 million and $1.1 million, respectively.

Total expenditures in 2004 increased by $2.6 million in comparison to 2003.  The expense increase is due to increased benefits to policyholders of $1.3 million due primarily to the growing insurance block of business, particularly group life.  Associated with the growth in business, the increase in expenditures is also attributed to higher operating expenses and commission payments of approximately $0.7 million and $0.7 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investments in variable interest entities ("VIEs"), its debt financing and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the nine-month periods ended

September 30 in (000's):

2004

2003

Total Revenues

$                 126,854

$

12,120

Total Expenditures

70,510

45,114

Pretax Income (Loss)

56,344

(32,994)

Net Income (Loss)

$ 39,059

$

(10,613)

The Corporate Segment had net income (loss) of $39.0 million and $(10.6) for the nine-month periods ended September 30, 2004 and 2003, respectively.  On a pre-tax basis, the results improved by $89.3 million in 2004, as compared to 2003. The increase in pretax income is attributable to a $33.7 million increase in derivative income associated with the consolidation of certain VIEs in 2004, increased earnings on venture capital investments and other alternative investments of $57.1 million; increased realized gains on investments of $8.8 million; lower allocations of earnings on capital to the Wealth Management Segment, due to lower capital requirements; and additional investment income due to increased Corporate assets.  Offsetting the increases in income was an increase in interest expense associated with the VIEs of $11.0 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3: Defaults Upon Senior Securities

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 4: Submission of Matters to a Vote of Security Holders

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 5: Other Information

As part of an industry wide investigation, state regulators are investigating certain compensation arrangements and other business practices between insurance companies and brokers.  The Company and certain of its affiliates have received requests for information from state regulators and are cooperating with respect to these matters.

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation, including certain federal securities laws administered by the Securities and Exchange Commission (the "SEC") and certain state securities laws.  On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts.  The Company responded to this request and an additional related request.  On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects.  The Company is cooperating with the SEC in these matters.  In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors, and record keeping requirements.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.)

November 10, 2004

/s/ Robert C. Salipante

Robert C. Salipante, President

November 10, 2004

/s/ Gary Corsi

Gary Corsi, Vice President and Chief Financial Officer