Form 10-K
period 2004-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2005-03-21
CIK 745544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file numbers
December 31, 2004	2-99959, 33-29851, 33-31711, 33-41858, 33-31711, 33-41858, 33-43008, 33-58853 and 333-11699

Sun Life Assurance Company of Canada (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Sun Life Executive Park,
Wellesley Hills, Massachusetts	02481
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (781) 237- 6030

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

None	None

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

Registrant has 6,437 shares of common stock outstanding on March 18, 2005, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE

FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART I

Item 1. Business.

Sun Life Assurance Company of Canada (U.S.) (the "Company") is a stock life insurance company incorporated under the laws of Delaware. Its Executive Office mailing address is One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, Telephone (781) 237-6030. The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial."

The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual and group fixed and variable annuities, group pension contracts, guaranteed investment contracts ("GICS"), group life, group disability, and group stop loss insurance. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets. The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company's wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

The Company's direct wholly-owned subsidiaries include: SLNY, which issues individual fixed and variable annuity contracts, group life, long-term disability and stop loss insurance, and individual variable universal life insurance in New York; Independence Life and Annuity Company ("Independence"), a life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc. ("Clarendon"), a registered broker-dealer; Sun Life of Canada (U.S.) SPE 97-I, Inc. ("SPE 97-I"), organized for the purpose of engaging in activities incidental to securitizing mortgage loans; Sun Life of Canada (U.S.) Holdings General Partner LLC ("the General Partner"), the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I ("the Partnership"); SLF Private Placement Investment Company I, LLC ("SLF Private Placement"); Sun Parkaire Landing LLC; 7101 France Avenue Manager LLC; and Sun Benefit Services Company, Inc. ("SBSC"), an inactive subsidiary.

As of December 31, 2004, SLC - U.S. Ops Holdings, was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada. SLOC is a life insurance company incorporated in 1865. As of December 31, 2004, SLOC transacted business directly or through its subsidiaries and joint ventures in all of the Canadian provinces and territories, all of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, Indonesia, China and India. SLOC is a direct wholly-owned subsidiary of SLF.

On January 4, 2005, a reorganization was completed under which most of SLOC's asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned subsidiary of SLF. After this reorganization, the operations remaining in SLOC consist primarily of Sun Life Financial's life, health and annuities businesses in Canada, most of its life and health businesses in the United States, and all of its operations in the United Kingdom and Asia. SLOC continues to be a direct wholly-owned subsidiary of SLF. The Company and its subsidiaries are now indirect wholly-owned subsidiaries of Sun Life Financial Corp., and continue to be indirect wholly-owned subsidiaries of SLF.

On December 31, 2004, Sun Capital Advisers, Inc. ("SCA"), a registered investment adviser, was distributed in the form of a dividend to the Company's parent and became a consolidated subsidiary of SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company's wholly-owned subsidiary. As of December 31, 2004, SCA's total assets were $8.1 million. SCA's net income for the years ended December 31, 2004, 2003 and 2002, was $1.9 million, $0.7 million and $1.1 million, respectively.

On June 30, 2004, the Company sold its interest in one of its consolidated variable interest entities ("VIEs") and recognized a gain of $9.7 million. The Company received net cash proceeds of $39.7 million and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company's net income related to this VIE for the year ended December 31, 2004, excluding the gain on the sale, was $7.1 million.

On December 31, 2003, Keyport Life Insurance Company ("Keyport") was merged with and into the Company with the Company as the surviving entity. Prior to the merger, the Company and Keyport were both indirect wholly-owned subsidiaries of SLC - U.S. Ops Holding. The merger had no effect on the existing rights and benefits of policyholders and contractholders from either company. The Company is licensed and authorized to write all business that was previously written by the Keyport.

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

The following summarizes the results of operations and total assets as of and for the year ended December 31, 2003 (in 000's):
	Keyport	SLUS	Surviving Entity
Total revenues	$ 893,846	$ 625,903	$ 1,519,749
Total expenditures	764,596	624,426	1,389,022
Pretax income	129,250	1,477	130,727

Net income	$ 76,452	$ 18,539	$ 94,991

Total Assets	$ 21,132,604	$ 22,541,772	$ 43,674,376

The impact of the merger with Keyport decreased net income by $22.6 million for the year ended December 31, 2002.

On November 18, 2003, the Company sold its interest in its wholly-owned subsidiary Vision Financial Corporation for $1.5 million. A loss of approximately $1.0 million was realized on this transaction.

On December 18, 2002, the Company sold its interest in its wholly-owned subsidiary Sun Life of Canada (U.S.) Distributors, Inc. ("SLD") to another affiliate, Sun Life Financial (U.S.) Holdings, Inc., for $10.5 million. No gain or loss was realized on this transaction. Effective January 1, 2003, SLD changed its name to MFS/Sun Life Financial Distributors, Inc. ("MFSLF") and thereafter Massachusetts Financial Services Company ("MFS"), an affiliate of the Company, acquired a 50% ownership interest in MFSLF. Effective January 1, 2005, MFSLF changed its name to Sun Life Financial Distributors, Inc. ("SLFD"). SLFD provides annuity distribution services to both the Company and MFS.

Reinsurance

In the normal course of business, the Company reinsures portions of its life insurance, annuity and disability income exposure with both affiliated and unaffiliated companies using traditional indemnity reinsurance agreements. The Company also reinsures on a stop-loss basis with unaffiliated companies the excess minimum death benefit exposure with respect to a portion of the Company's variable annuity business. The Company, as the ceding company, remains responsible for that portion of the policies reinsured under each of its existing agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.

Reserves

The Company has established and reported liabilities for future policy benefits in accordance with generally accepted accounting principles in the United States of America ("GAAP") in order to meet its obligations on its outstanding contracts. Liabilities for variable annuity contracts, variable life insurance and variable universal life insurance policies are considered separate account liabilities and are carried at fair value (the policyholder bears the investment risk). Universal life policies, deferred fixed annuity contracts, and GICS are classified as general account liabilities, and are carried at account value (the Company bears the investment risk). Account values of the contracts include deposits plus credited interest, less expenses, mortality fees and withdrawals. Reserves for individual life, group life, group disability and stop loss contracts are based on mortality and morbidity tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at assumed rates, will be sufficient to meet the Company's policy obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Investments

The Company's consolidated total assets were $46.7 billion at December 31, 2004; 41.0% consisted of separate account assets, 40.2% were invested in bonds and similar securities, 3.1% in mortgages, 0.4% in real estate, and the remaining 15.3% in cash and other assets.

Competition

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. A.M. Best Company, Inc. has assigned the Company and its affiliate, SLNY, a rating of A++ (superior). Standard & Poor's, a division of The McGraw-Hill Companies, has assigned the Company and SLNY each a rating of AA+ (very strong). Moody's Investor Service, Inc. has assigned the Company a rating of Aa2 (excellent).

Employees

Pursuant to a service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC. The Company is reimbursed for the cost of these services. As of December 31, 2004, the Company and its subsidiaries had 2,091 employees who were employed at its principal executive office in Wellesley Hills, Massachusetts, as well as offices in North Kingstown, Rhode Island, New York, New York, Portsmouth, New Hampshire, and 24 regional group sales offices.

Regulation and Regulatory Developments

The Company and its insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. The laws of the various jurisdictions address such issues as company licensing, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, establishing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amount of investments permitted. On or before March 1st each year, the Company and its insurance subsidiaries file annual statements relating to their operations for the preceding year and their financial condition at the end of such year with state insurance regulatory authorities in each jurisdiction where they are licensed.

The annual statements include financial statements and exhibits prepared in conformity with statutory accounting principles, which differ from GAAP. The laws of the respective state insurance departments require that insurance companies domiciled in the respective state prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures manual, version effective January 1, 2001, subject to any deviation prescribed or permitted by the Insurance Commissioner of the respective state. The books and records of the Company and its insurance subsidiaries are subject to review or examination by their respective state departments of insurance at any time. Examination of their operations is conducted at periodic intervals.

Many states also regulate affiliated groups of insurers, such as the Company, SLOC and their affiliates, under insurance holding company laws. Under such laws, inter-company transfers of assets and dividend payments involving an insurance company and one or more of its affiliates, among other things, may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies involved. Under insurance guaranty fund laws in all states, insurers doing business in a given state can be assessed (up to prescribed limits) for policyholder losses incurred by another insolvent insurance company in that state. However, most of these laws provide that an assessment may be waived or deferred if it would threaten an insurer's own financial strength and many also permit the deduction of all or a portion of any such assessment from any future premium or similar taxes.

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

Regulation and Regulatory Developments (continued)

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

The Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "2003 Act") included a provision that reduces the tax rate on capital gains and qualifying dividends to a maximum rate of 15 per cent. The reduced rate is, however, only available (either directly or through an investment in a mutual fund or other pass through entity) to individuals. Corporate taxation of dividends and capital gains, including those derived from corporate shares held through insurance, annuity and tax-qualified retirement plans, remains unchanged. It is not clear if this provision has had or will have an effect on the sale and surrender of certain products offered by the Company.

On February 15, 2005, The Retirement Security for Life Act of 2005 was introduced in both the House and Senate. This bill would exclude 50% of the income from an immediate annuity from tax, with a maximum exclusion of $20,000 per year. Passage of this bill could have a favorable effect on non-qualified annuity sales and annuitizations of existing deferred annuities.

On March 8, 2005, legislation was introduced in Congress creating new tax-favored savings initiatives, including Lifetime Savings Accounts, Retirement Savings Accounts, and Employer Retirement Savings Accounts. Lifetime Savings Accounts, if passed as proposed, could adversely affect the sale of annuity and other tax-favored products currently offered by the Company.

Item 2. Properties.

The Company's home office consists of four office buildings located in Wellesley Hills, Massachusetts. The Company owns this facility and leases it to SLOC for lease terms not exceeding five years. The home office of SLNY consists of office space in New York, New York, and is leased from an unrelated party.

The Company also leases office space in North Kingston, Rhode Island from an unrelated party. In 2004, the Company relocated the Lincoln, Rhode Island operations to Wellesley Hills. The Company also leases property in Boston, Massachusetts that was formerly occupied by Keyport personnel. The Company is in the process of subleasing these properties.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.; there is no market for its common stock. The Company paid dividends of $156.5 million to its parent in 2004. The Company did not pay any dividends in 2003 and 2002. There are legal limitations governing the extent to which the Company may pay dividends as noted and described in the consolidated financial statements contained in Item 8 (see Note 16).

Item 6. Selected Financial Data.

Omitted pursuant to Instruction I(2)(a) to Form 10-K. Please refer to Item 7 for management's narrative analysis of results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statement of Operations between the years ended December 31, 2004 and December 31, 2003.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact and provides a safe harbor for such statements. This discussion may include forward-looking statements by the Company. These statements may relate to such topics as volume growth, market share, and financial goals. It is important to understand that such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.
o	Changes in interest rates and market conditions.
o	Regulatory and legislative developments.
o	Developments in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Deferred Acquisition Costs

Acquisition costs related to the issuance of fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to the ratio of annual gross profits to the estimated total gross profits over the lives of the contracts. Estimated gross profits are reviewed periodically and adjusted retrospectively when the Company revises its estimates. Estimated gross profits include assumptions related to investment yields and interest rates, mortality, lapse, expense, and asset growth rates. Although realization of deferred policy acquisition costs ("DAC") is not assured, the Company believes that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced if the estimates of gross profits or total revenues discussed above are reduced.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in a decrease in DAC amortization of $80.8 million and $37.4 million for the years ended December 31, 2004 and 2003, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Deferred Acquisition Costs

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC was decreased by $172.9 million and $132.3 million at December 31, 2004 and 2003, respectively, relating to this adjustment.

Value of Business Acquired

The value of business acquired ("VOBA") represents the actuarially determined present value of projected future gross profits from the Keyport policies in force at the date of the acquisition of Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits.

VOBA is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). VOBA was decreased by $48.2 million and $54.8 million at December 31, 2004 and 2003, respectively, relating to this adjustment.

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

The Company issues annuity contracts and GICS that contain derivative instruments that are "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity or GIC) and is carried at fair value.

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

The Company incurred realized losses totaling $32.5 million and $62.8 million, for the years ended December 31, 2004 and 2003, respectively, for other-than-temporary impairments. During 2004 and 2003, $17.3 million and $4.7 million, respectively, of the losses incurred in prior years were recovered through disposition and are included in realized gains. The Company has discontinued the accrual of income on several of its holdings for issuers that are in default. Investment income would have increased by $7.0 million and $10.1 million for the years ended December 31, 2004 and 2003, respectively, if these holdings were performing.

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of Keyport.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2004 and concluded that these assets were not impaired.

During 2004, the Company finalized tax periods that predated the acquisition of Keyport.  In accordance with the EITF Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combinations," adjustments upon resolution of income tax uncertainties that predate or result from a purchase business combination should be recorded as an increase or decrease to goodwill regardless of the time that has elapsed since the acquisition date.  The Company reduced goodwill by $8.7 million in 2004 to record the difference between the estimated tax liability at the acquisition date and the final tax liability for closed tax years that predated the acquisition.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS  (2004 as Compared to 2003)

NET INCOME

The Company's net income was $221.3 million and $95.0 million for the years ended December 31, 2004 and 2003, respectively. Income before income taxes, minority interest share of income and cumulative effect of change in accounting principle was $307.0 million and $130.7 million for the years ended December 31, 2004 and 2003, respectively.  This $176.3 million increase was primarily due to improvements in the Corporate Segment (increase of $96.8 million) and in the Wealth Management Segment (increase of $68.0 million).  Income tax expense was $71.3 million (23.2%) and $28.2 million (21.6%) for the years ended December 31, 2004 and 2003, respectively.  The results of operations by segment are discussed more fully below.

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

The segment's principal products are categorized as follows:

Fixed Annuities - Fixed annuity products are primarily single premium deferred annuities ("SPDA").  A SPDA policyholder typically makes a single premium payment at the time of issuance.  The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term (typically one year) and is reset annually thereafter, subject to a guaranteed minimum rate.  Interest crediting continues until the policy is surrendered, the policyholder dies, or when the policyholder turns age 90.

Variable Annuities - Variable annuities offer a selection of underlying investment alternatives that may satisfy a variety of policyholder risk/return objectives.  Under a variable annuity, the policyholder has the opportunity to select separate account investment options (consisting of underlying mutual funds), which pass the investment risk directly to the policyholder in return for the potential of higher returns.  Variable annuities also include guaranteed fixed interest options and benefits.  The Company has several different variable annuity products that currently offer various separate account investment choices, depending on the product, and guaranteed fixed interest options.

Equity-Indexed Annuities - Equity-indexed annuities credit interest to the policyholder using a formula based upon the positive change in value of a specified equity index.  The Company's equity-indexed annuity products calculate interest earnings using the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company). The Company's equity-indexed products also provide a guarantee of principal (less withdrawals) at the end of the term or surrender charge plan.  Thus, unlike any direct equity investment, even if the S&P 500 Index declines, there is no market risk to the policyholder's principal.

Institutional Investment Contracts - Institutional contracts are GICS issued to institutional investors or to trusts.  These contracts may contain any of a number of features including variable or fixed interest rates, equity index options, and may be denominated in foreign currencies.

In 1997, the Company discontinued the marketing of group pension and GICS products in the United States.  Although these products are not currently sold in the U.S., there continues to be a block of U.S. group retirement business in-force, including GICS, pension plans and group annuities.  A significant portion of these pension contracts is non-surrenderable, resulting in limited liquidity exposure to the Company.

The Company uses derivative instruments to manage the risks inherent in the contract options of many of these products.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

Other - The Wealth Management Segment currently does not offer traditional life insurance products.  However, it manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of approximately $1.7 billion as of December 31, 2004 and 2003, respectively.  On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliated company. By reinsuring the SPWL product, the Company reduced net investment income by $91.2 million and interest credited by $79.6 million for the year ended December 31, 2004.  In addition, the Company also increased net investment income by $13.6 million relating to an experience rating refund under the SPWL reinsurance agreement.

The Company sells its annuity products via two affiliated distribution organizations, SLFD and Independent Financial Marketing Group, Inc. ("IFMG").  The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents, and financial advisers.  Investment funds available under these products are managed by several investment managers, including MFS and SCA, affiliates of the Company.

The following is a summary of operations for the Wealth Management Segment for the years ended December 31 (in 000's):

2004

2003

Total Revenues

$ 1,284,873

$ 1,409,642

Total Expenditures

1,054,852

1,247,670

Pretax Income

230,021

161,972

Net Income

$ 166,309

$ 106,655

Total Assets

$ 40,961,145

$ 39,814,262

The pre-tax income was $230.0 million and $162.0 million for the years ended December 31, 2004 and 2003, respectively.  The $68.0 million increase in pre-tax income was primarily due to a decrease in interest credited and policyholder benefits, improvements in derivative income and separate account fees offset by a reduction in net investment income and net realized gain.

REVENUES

Total Revenues were $1,284.9 million and $1,409.6 million for the years ended December 31, 2004 and 2003, respectively.  The decrease of $124.7 million was primarily due to the decrease in net investment income.  The significant changes from the prior year were as follows:

Net investment income - was $1,010.1 million and $1,168.8 million for the years ended December 31, 2004 and 2003, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership investments, was $1,015.4 million and $1,114.0 million for the years ended December 31, 2004 and 2003, respectively.  The decrease of $98.6 million during 2004, as compared to 2003, was the result of lower average investment yield ($42.7 million), an increase in average invested assets ($21.7 million) and a reduction in the current year of $77.6 million due to the SPWL reinsurance agreement. Investment income (loss) related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was ($5.3 million) and $54.8 million for the years ended December 31, 2004 and 2003, respectively.  The change in the market value is primarily related to changes in the interest rate environment.

Separate account fees - are primarily mortality and expense charges earned on variable annuity balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $214.5 million and $192.0 million for the years ended December 31, 2004 and 2003, respectively.  Variable product fees represented 1.43% and 1.39% of the average variable annuity separate account balances for the years ended December 31, 2004 and 2003, respectively.  The increase in separate account income was primarily due to an increase in average separate account assets.  Average separate account assets were $15.0 billion and $13.8 billion for the years ended December 31, 2004 and 2003, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

Surrender charges - are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances.  Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract.  Total surrender charges were $27.9 million and $27.3 million for the years ended December 31, 2004 and 2003, respectively.

Net derivative losses - were $(142.0) million and $(204.0) million for the year ended December 31, 2004 and 2003, respectively. Derivative losses primarily represent fair value changes of derivative instruments, and the net interest received or paid on swap agreements.

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

The Company issues annuity contracts and GICS that contain a derivative instrument that is "embedded" in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity or GIC) and is carried at fair value. The Company also purchases call options and futures on the S&P 500 Index and total return swaps to economically hedge its obligation under certain of these equity-indexed annuity contracts.  Each GIC is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity linked cross currency swaps.  The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements.  Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company also utilizes put options and futures on the S&P 500 Index and other indexes to hedge against stock market exposure inherent in the mortality and expense risk charges and guaranteed minimum death and living benefit features of the Company's variable annuities.

Net derivative loss for the segment consisted of the following (in 000's):

Year Ended December 31,

2004

2003

Net expense on swap agreements

$ (54,266)

$ (88,266)

 Change in fair value of swap agreements
(interest rate, currency, and equity)

(43,962)

197,742

 Change in fair value of options, futures and
embedded derivatives

(43,767)

(313,491)

Total derivative losses

$ (141,995)

$ (204,015)

Realized investment gains - were $86.6 million and $135.2 million for the years ended December 31, 2004 and 2003, respectively.  Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions.  Realized investment gains (losses) include write-downs of fixed maturities for other-than-temporary impairments of $(32.1) million and $(44.1) million for the years ended December 31, 2004 and 2003, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

Cumulative effect of change in accounting principle - On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1").  The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-1 at January 1, 2004, decreased net income and stockholder's equity by $8.9 million and reduced accumulated other comprehensive income by $2.1 million.  The decrease in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $46.7 million, pretax, an increase in DAC of $29.5 million, pretax, and the recognition of the unrealized gain on investments in separate accounts of $3.5 million, pretax.

In October 2004, the AICPA issued a technical bulletin on financial accounting and reporting issues related to SOP 03-1.  Upon adoption of the guidance in the technical bulletin, the Company restated the amount of the cumulative effect of change in accounting principal in the accompanying financial statements from the amount previously reported in earlier quarters ($0.9 million).  The previously reported 2004 quarterly financial information has also been restated in Item 8 of this Form 10-K to reflect the implementation of the technical bulletin provisions.

BENEFITS AND EXPENSES

Total benefits and expenditures were $1,054.9 million and $1,247.7 million for the years ended December 31, 2004 and 2003, respectively.  The decrease of $192.8 million was primarily due to the following:

Interest credited - to policyholders was $660.6 million and $773.7 million for the years ended December 31, 2004 and 2003, respectively.  The decrease of $113.1 million was the result of a lower average interest credited rate ($41.8 million) offset by an increase in average policyholder balances of ($33.3 million).  In addition, the current year does not include interest on the reinsured SPWL policies.  The prior year included interest of $72.1 million on the SPWL policies. The prior year also included a reserve adjustment of $32.5 million during the first quarter of 2003, which was recorded as a component of interest credited to policyholders.  (Interest credited to policyholders was accurately recorded at the policy level at all times).

Interest expense - was $60.8 million and $71.6 million for the years ended December 31, 2004 and 2003, respectively. The $10.8 million decrease was due to lower allocated capital charge from the Corporate Segment.

Policyholder benefits - were $114.1 million and $174.8 million for the years ended December 31, 2004 and 2003, respectively.  The $60.7 million decrease in 2004 compared to 2003 was primarily due to a decrease in reserves and death benefits of $37.6 million and $21.0 million, respectively.

Operating Expenses - were $140.7 million and $133.1 million for the years ended December 31, 2004 and 2003, respectively. The $7.5 million increase was primarily attributed to an increase in non-deferrable commission expense of $8.4 million.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business.  Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $71.1 million and $86.7 million for the years ended December 31, 2004 and 2003, respectively. Amortization expense included an unlocking adjustment of $80.8 million and $37.4 million for the years ended December 31, 2004 and 2003, respectively.  The decrease in DAC amortization for the year ended December 31, 2004 was primarily due to favorable changes in the equity markets utilized in the estimated future gross profit assumptions used to calculate DAC amortization.

Amortization of VOBA - relates to the actuarially-determined present value of projected future gross profits from policies in force at the date that Keyport was acquired (November 1, 2001).  This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $7.6 million and $7.8 million for the years ended December 31, 2004 and 2003, respectively.  During 2004 and 2003, the Company revised its gross profit estimates resulting in a decrease to VOBA amortization of $13.6 million and $17.1 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Individual Protection Segment

The Company currently markets variable life insurance products.  These products include variable universal life ("VUL") products marketed to individuals and the corporate-owned life insurance ("COLI") and bank-owned life insurance ("BOLI") markets.  VUL products are insurance products that allow for flexible premiums and the policyholder directs how the cash value is invested, and thus bears the investment risk. Additionally, the Company also administers closed blocks of SPWL, universal life and variable life insurance.

The following provides a summary of operations for the Individual Protection Segment for the years ended

December 31 (in 000's):

2004

2003

Total Revenues

$ 65,366

$           49,357

Total Expenditures

60,785

53,848

Pretax Income (Loss)

4,581

(4,491)

Net Income (Loss)

$ 3,118

$ (2,331)

Total Assets

$ 4,111,638

$ 2,973,014

Total revenues were $65.4 million and $49.4 million for the years ended December 31, 2004 and 2003, respectively.  During 2004, the Company received $458.7 million of deposits, which was $240.2 million higher than 2003 deposits.  The increase in deposits resulted in an increase in fee income of approximately $11.1 million.  This increase occurred primarily in the BOLI line, which had an increase in fee income of $8.3 million.  Net realized investment gains increased by $2.2 million.

Total expenses were $60.8 million and $53.8 million for the years ended December 31, 2004 and 2003, respectively.  The change in operating expenses consisted of increased premium taxes of $3.7 million due to the higher deposits as compared to 2003, increased asset management fees of $1.9 million and an increase in general expenses of $2.1 million due to increased distribution and allocated expenses. Policyowner benefits decreased by $3.3 million due to favorable mortality in the closed block universal life and COLI VUL products.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, stop loss insurance and group long-term and short-term disability products.  These products are sold to companies that provide group benefits for their employees.  This segment operates only in the State of New York through a subsidiary, SLNY.

The following provides a summary of operations for the Group Protection Segment for the years ended December 31 (in 000's):

2004

2003

Total Revenues

$ 34,908

$           26,609

Total Expenditures

31,605

25,712

Pretax Income

3,303

897

Net Operating Income

$ 2,147

$ 608

Total Assets

$ 53,131

$ 46,535

Total revenues in 2004 increased by $8.3 million in comparison to 2003.  The increase in revenue was primarily attributed to higher premiums in the group life insurance and long-term disability lines of business of $6.0 million and $1.4 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Group Protection Segment (continued)

Total expenditures in 2004 increased by $5.9 million in comparison to 2003.  The expense increase was due to increased benefits to policyholders of $4.2 million due primarily to the growing insurance block of business, particularly group life.  Associated with the growth in business, the increase in expenditures is also attributed to higher operating expenses and commission payments of $0.9 million and $0.8 million, respectively.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.  The following provides a summary of operations for the Corporate Segment for the years ended December 31 (in 000's):

2004

2003

Total Revenues

$ 162,596

$             34,141

Total Expenditures

93,470

61,792

Pretax Income (Loss)

69,126

(27,651)

Net Operating Income (Loss)

$ 49,702

$ (9,941)

Total Assets

$ 1,561,629

$ 840,565

The Corporate Segment had pre-tax net income (loss) of $69.1 million and $(27.7) million for the years ended December 31, 2004 and 2003, respectively.  The $96.8 million increase in pre-tax income is attributed to a $44.5 million increase in derivative income associated with the consolidation of certain VIEs in 2004, increased earnings on venture capital investments and other alternative investments of $64.2 million, increased realized gains on investments of $17.2 million and lower allocations of earnings on capital to the Wealth Management Segment, due to lower capital requirements. Offsetting the increases in income was an increase in operating and interest expenses associated with the VIEs of $7.3 million and $14.9 million, respectively.

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

General

The assets of the general account are available to support general account liabilities. For purposes of managing these assets in relation to these liabilities, the Company segments these assets by product or by groups of products. The Company manages each segment's assets based on an investment policy statement that it has established for that segment. The policy statement covers the segment's liability characteristics and liquidity requirements, provides cash flow estimates, and sets targets for asset mix, duration and quality. Each quarter, investment and business unit managers review these policies to ensure that the policies remain appropriate, taking into account each segment's liability characteristics.  The Company's general account is primarily exposed to the following market risks:  credit risk, interest rate risk, equity risk, and foreign currency exchange risk.

Credit Risk

The Company's management believes that its stringent underwriting standards and practices have resulted in high-quality portfolios that have the effect of limiting credit risk. It is the Company's practice not to purchase below-investment-grade fixed income securities. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands.  The Company does hold real estate and equity options in its portfolios.  The management of interest rate risk exposure is discussed below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Interest rate risk

The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments.  They are also supported by holdings of real estate and floating rate notes.  All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans.  Public bonds can include Treasury bonds, corporate bonds and money market instruments.  The Company's fixed income portfolios also hold securitized assets, including mortgage backed and asset backed securities.  These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments, such as interest-only, principal-only, inverse floater or residual tranches.  As a result of commercial mortgage securitization transactions involving assets formerly owned by the Company, the Company has retained subordinated interest certificates and interest-only certificates.

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

The Company's Interest Rate Risk Committee meets monthly.  After reviewing duration analyses, market conditions and forecasts, the Committee develops specific asset management strategies for its interest-sensitive portfolios.  These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between liabilities and related assets of particular segments.  The Company manages these mismatches to a narrow tolerance.

Asset strategies may include the use of interest rate futures, options or swaps to adjust the duration profiles for particular portfolios.  All derivative transactions are conducted under written operating guidelines and are marked to market.  Total positions and exposures are reported to the Company's board of directors on a quarterly basis.  The counterparties to hedging transactions are highly rated financial institutions and are highly diversified, with respect to which the risk of the Company incurring losses related to credit exposures is considered remote.

Fixed interest liabilities held in the Company's general account at December 31, 2004 had a fair value of $17,545.4 million.  Fixed income investments supporting those liabilities had a fair value of $18,234.7 million at that date.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2004.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $714.4 million and the corresponding assets would show a net increase of $737.9 million.

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

Interest rate risk (continued)

Based on its processes for analyzing and managing interest rate risk, the Company's management believes its exposure to interest rate changes will not materially affect its near-term financial position, results of operations or cash flows.

Equity and foreign currency exchange risk

The Company's GIC products, previously marketed overseas, introduced exposure to equity and foreign currency exchange risk.  This is in addition to the traditional interest rate risk discussed previously.  All of this exposure has been hedged through interest rate, currency and equity swaps.   The terms of each GIC such as interest rate, interest payment dates, maturity and redemption dates and currency denomination are identical to the terms of the swaps.  The GIC (liability) is swapped back to a U.S. dollar fixed liability through the requisite derivative contracts.  All foreign currency is swapped back to fixed U.S. dollars, all floating rate payments are swapped to fixed rate payments, and any equity returns that the Company is required to pay (receive) on the GIC are received from (paid to) the swap counterparty.  These interest rate, equity-linked and currency exchange swaps hedge the Company's exposure to interest, equity and foreign currency risks.

The Company utilizes put options and futures on the S&P 500 Index and other indexes to hedge against stock market exposure inherent in the mortality and expense risk charges and guaranteed minimum death and living benefit features contained within some of its variable annuity products.  At December 31, 2004 and 2003, the fair value of these options was $42.9 million and $65.6 million, respectively.  The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options by $17.1 million and $19.0 million at December 31, 2004, and 2003, respectively.  A negative shift in the market of 10% would increase the market value by $29.6 million and $26.0 at December 31, 2004 and 2003, respectively.

At December 31, 2004 and December 31, 2003, the Company had $2.9 billion and $1.5 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the S&P 500 Index.  The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

The Company manages the equity risk inherent in its assets relative to the equity risk inherent in its equity-indexed annuity liabilities by conducting detailed computer simulations that model its S&P 500 Index derivatives and its equity-indexed annuity liabilities under stress-test scenarios in which both the index level and the index option implied volatility are varied through a wide range.  Implied volatility is a value derived from standard option valuation models representing an implicit forecast of the standard deviation of the returns on the underlying asset over the life of the option or future.  The fair values of S&P 500 Index linked securities, derivatives and annuities are produced using standard derivative valuation techniques. The derivative portfolios are constructed to maintain acceptable interest margins under a variety of possible future S&P 500 Index levels and option or future cost environments.  In order to achieve this objective and limit its exposure to equity price risk, the Company measures and manages these exposures using methods based on the fair value of assets and the price appreciation component of related liabilities. The Company uses derivatives, including futures, options and total return swaps, to hedge its net exposure to fluctuations in the S&P 500 Index.

Based upon the information and assumptions the Company used in its stress-test scenarios at December 31, 2004 and 2003, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $4.2 million and $1.0 million, respectively.  If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will increase by approximately $0.1 million and decrease $0.2 million, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

For the years ended December 31,

2004

2003

 2002
Restated

Revenues

Premiums and annuity considerations

$ 58,820

$ 60,518

$ 43,574

Net investment income

1,134,257

1,208,750

1,185,210

Net derivative loss

(98,419)

(203,200)

(159,285)

Net realized investment gains (losses)

96,074

134,085

(38,966)

Fee and other income

357,011

319,596

390,691

Total revenues

1,547,743

1,519,749

1,421,224

Benefits and expenses

Interest credited

673,442

783,999

704,690

Interest expense

128,522

120,905

106,043

Policyowner benefits

141,377

201,248

221,162

Other operating expenses

214,495

184,472

237,797

    Amortization of deferred acquisition costs and value of
business acquired

82,876

98,398

251,513

Total benefits and expenses

1,240,712

1,389,022

1,521,205

 Income (loss) before income tax expense (benefit), minority interest and cumulative effect of change in accounting
principles

307,031

130,727

(99,981)

Income tax expense (benefit):

Federal

71,352

27,366

(59,449)

State

(98)

823

1,265

Income tax expense (benefit)

71,254

28,189

(58,184)

Net income (loss) before minority interest and cumulative

effect of change in accounting principles

235,777

102,538

(41,797)

Minority interest share of income

5,561

-

-

 Net income (loss) before cumulative effect of change in
accounting principles

230,216

102,538

(41,797)

 Cumulative effect of change in accounting principles, net of tax benefit of $4,814 and $4,064 in 2004 and 2003,
respectively

(8,940)

(7,547)

-

Net income (loss)

$ 221,276

$ 94,991

$ (41,797)

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

December 31,

ASSETS

2004

2003

Investments

 Available-for-sale fixed maturities at fair value (amortized cost of
$16,207,312 and $16,338,241 in 2004 and 2003, respectively)

$ 16,692,987

$ 16,858,414

 Trading fixed maturities at fair value (amortized cost of $1,408,618 and
$1,434,654 in 2004 and 2003, respectively)

1,491,028

1,527,619

 Subordinated note from affiliate held-to-maturity (fair value of $689,132 and $699,069 in 2004 and 2003, respectively)

600,000

600,000

Short-term investments

23,957

24,662

Mortgage loans

1,465,896

972,102

Derivative instruments - receivable

566,401

403,437

Limited partnerships

304,809

330,562

Real estate

168,139

84,421

Policy loans

696,305

692,887

Other invested assets

791,541

60,837

Cash and cash equivalents

552,949

558,185

Total investments

23,354,012

22,113,126

Accrued investment income

279,679

285,224

Deferred policy acquisition costs

1,147,181

889,601

Value of business acquired

24,130

22,391

Goodwill

701,451

710,202

Receivable for investments sold

21,213

37,049

Reinsurance receivable

1,928,365

1,978,031

Other assets

111,131

129,458

Separate account assets

19,120,381

17,509,294

Total assets

$ 46,687,543

$ 43,674,376

LIABILITIES

Contractholder deposit funds and other policy liabilities

$ 18,846,238

$ 18,329,570

Future contract and policy benefits

721,135

716,819

Payable for investments purchased

284,511

261,673

Accrued expenses and taxes

95,655

80,453

Deferred federal income taxes

64,610

18,897

Long-term debt

33,500

40,500

Long-term debt payable to affiliates

1,025,000

1,025,000

Partnership capital securities

607,826

607,826

Reinsurance payable to affiliate

1,697,348

1,741,962

Derivative instruments - payable

228,774

248,272

Other liabilities

1,010,006

224,769

Separate account liabilities

19,120,381

17,509,294

Total liabilities

43,734,984

40,805,035

Commitments and contingencies - Note 18

Minority interest

5,561

-

STOCKHOLDER'S EQUITY

 Common stock, $1,000 par value -  10,000 shares authorized; 6,437 shares issued and outstanding in 2004 and 2003

$ 6,437

$ 6,437

Additional paid-in capital

2,131,888

2,071,888

Accumulated other comprehensive income

180,638

227,681

Retained earnings

628,035

563,335

Total stockholder's equity

2,946,998

2,869,341

Total liabilities and stockholder's equity

$ 46,687,543

$ 43,674,376

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the years ended December 31,

2004

2003

 2002
Restated

Net income (loss)

$ 221,276

$ 94,991

$ (41,797)

Other comprehensive income (loss)

Net change in unrealized holding gains (losses) on

       available-for-sale securities, net of tax and
policyholder amounts

23,103

158,442

208,297

    Reclassification adjustments of realized investment (gains)
losses into net income (loss)

(70,146)

(179,672)

34,767

Other comprehensive (loss) income

(47,043)

(21,230)

243,064

Comprehensive income

$ 174,233

$ 73,761

$ 201,267

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

 Balance at December 31, 2001 -
Restated

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

$ 2,071,888

$ 227,681

$ 563,335

$ 2,869,341

Net income

221,276

221,276

Additional paid-in-capital

60,000

60,000

Dividends

(156,576)

(156,576)

Other comprehensive loss

(47,043)

(47,043)

Balance at December 31, 2004

$ 6,437

$ 2,131,888

$ 180,638

$ 628,035

$ 2,946,998

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31,

2004

2003

 2002
Restated

Cash Flows From Operating Activities:

Net income (loss) from operations

$ 221,276

$ 94,991

$ (41,797)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Income to minority interest

5,561

-

-

Amortization (accretion) of discount and premiums

82,123

112,761

58,246

Amortization of DAC and VOBA

82,876

98,398

251,513

Depreciation and amortization

3,025

1,730

1,876

Non cash derivative activity

(18,690)

144,091

231,131

Net realized (gains) losses on investments

(96,074)

(134,085)

38,966

Net losses (gains) on trading investments

7,237

(63,573)

(111,740)

   Net change in unrealized and undistributed (gains) losses in private equity limited partnerships

(58,981)

15,789

17,186

Interest credited to contractholder deposits

671,101

781,834

701,505

Deferred federal income taxes (benefits)

72,648

43,029

(44,316)

   Cumulative effect of change in accounting principles, net of tax

8,940

7,547

-

Changes in assets and liabilities:

Deferred acquisition costs

(346,996)

(263,762)

(288,463)

Accrued investment income

5,545

(28,655)

(5,038)

Future contract and policy benefits

(42,530)

(854)

25,584

Other, net

211,882

127,056

(31,505)

Net sales (purchases) of trading fixed maturities

27,801

(60,321)

(369,794)

Net cash provided by operating activities

836,744

875,976

433,354

Cash Flows From Investing Activities:

Sales, maturities and repayments of:

Available-for-sale fixed maturities

10,472,377

13,004,400

11,137,476

Net cash from sale of subsidiary

39,687

1,500

3,331

Other invested assets

144,145

127,944

152,512

Mortgage loans

205,740

339,735

234,191

Real estate

-

14,275

6,036

Purchases of:

Available-for-sale fixed maturities

(10,367,260)

(13,414,490)

(12,867,827)

Other invested assets

(910,784)

(4,926)

(233,255)

Mortgage loans

(698,776)

(338,627)

(249,867)

Real estate

(86,743)

(16,153)

(3,634)

Changes in other investing activities, net

728,637

5,100

(8,109)

Net change in policy loans

(3,418)

(10,858)

(3,406)

Net change in short-term investments

705

153,355

(81,713)

Net cash used in investing activities

$ (475,690)

$ (138,745)

$ (1,914,265)

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31,

2004

2003

 2002
Restated

Cash Flows From Financing Activities:

Deposits to contractholder deposit funds

$ 2,552,431

$ 2,461,677

$ 3,627,924

Withdrawals from contractholder deposit funds

(2,867,815)

(3,411,004)

(3,116,836)

Net cash of SCA

(2,910)

-

-

Issuance of long-term debt

-

-

460,000

Net change in securities lending

-

-

(1,152,861)

Dividends paid to stockholder

(150,000)

-

-

Additional capital contributed

60,000

-

100,000

Other, net

42,004

(145,258)

149,967

Net cash provided by (used) in financing activities

(366,290)

(1,094,585)

68,194

Net change in cash and cash equivalents

(5,236)

(357,354)

(1,412,717)

Cash and cash equivalents, beginning of year

558,185

915,539

2,328,256

Cash and cash equivalents, end of year

$ 552,949

$ 558,185

$ 915,539

Supplemental Cash Flow Information

Interest paid

$ 120,195

$ 118,302

$ 107,358

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

On December 31, 2004, the Company distributed through a dividend to its parent, Sun Life of Canada (U.S.) Holdings, Inc., its interest in Sun Capital Advisers, Inc.  As a result of the dividend, other assets decreased by $5.2 million, other liabilities decreased by $0.9 million and accrued expenses and taxes decreased by $0.6 million in a non-cash transaction.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") is a stock life insurance company incorporated under the laws of Delaware. Its Executive Office mailing address is One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, Telephone (781) 237-6030.  The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.  SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial."

The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual and group fixed and variable annuities, group pension contracts, guaranteed investment contracts ("GICS"), group life, group disability, and group stop loss insurance.  These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets.  The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.  In addition, the Company's wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

As of December 31, 2004, SLC - U.S. Ops Holdings, was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada.  SLOC is a life insurance company incorporated in 1865.  As of December 31, 2004, SLOC transacted business directly or through its subsidiaries and joint ventures in all of the Canadian provinces and territories, all of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, Indonesia, China and India.  SLOC is a direct wholly-owned subsidiary of SLF.

On January 4, 2005, a reorganization was completed under which most of SLOC's asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned subsidiary of SLF. After this reorganization, the operations remaining in SLOC consist primarily of Sun Life Financial's life, health and annuities businesses in Canada, most of its life and health businesses in the United States, and all of its operations in the United Kingdom and Asia.  SLOC continues to be a direct wholly-owned subsidiary of SLF.  The Company and its subsidiaries are now indirect wholly-owned subsidiaries of Sun Life Financial Corp., and continue to be indirect wholly-owned subsidiaries of SLF.

On December 31, 2004, Sun Capital Advisers, Inc. ("SCA"), a registered investment adviser, was distributed in the form of a dividend to the Company's parent and became a consolidated subsidiary of the SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company's wholly-owned subsidiary. As of December 31, 2004, SCA's total assets were $8.1 million.  SCA's net income for the years ended December 31, 2004, 2003 and 2002, was $1.9 million, $0.7 million and $1.1 million, respectively.

On June 30, 2004, the Company sold its interest in one of its consolidated variable interest entities ("VIEs") and recognized a gain of $9.7 million.  The Company received net cash proceeds of $39.7 million and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company's net income related to this VIE for the year ended December 31, 2004, excluding the gain on the sale, was $7.1 million.

On December 31, 2003, Keyport Life Insurance Company ("Keyport") was merged with and into the Company with the Company as the surviving entity.  Prior to the merger, the Company and Keyport were both indirect wholly-owned subsidiaries of SLC - U.S. Ops Holdings.  The merger had no effect on the existing rights and benefits of policyholders and contractholders from either company.  The Company is licensed and authorized to write all business that was previously written by the Keyport.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GENERAL (CONTINUED)

The following summarizes the results of operations and total assets as of and for the year ended December 31, 2003 (in 000's):

Keyport

SLUS

Surviving Entity

Total revenues

$ 893,846

$ 625,903

$ 1,519,749

Total expenditures

764,596

624,426

1,389,022

Pretax income

129,250

1,477

130,727

Net income

$ 76,452

$ 18,539

$ 94,991

Total Assets

$ 21,132,604

$ 22,541,772

$ 43,674,376

The impact of the merger with Keyport decreased net income by $22.6 million for the year ended December 31, 2002.

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  As of December 31, 2004, the Company owned all of the outstanding shares of  SLNY, Sun Benefit Services Company, Inc. ("SBSC"), Sun Life of Canada (U.S.) SPE 97-I, Inc. ("SPE 97-I"), Sun Life of Canada (U.S.) Holdings General Partner LLC ("the General Partner"), Clarendon Insurance Agency, Inc. ("Clarendon"), SLF Private Placement Investment Company I, LLC, Sun Parkaire Landing LLC, 7101 France Avenue Manager LLC and Independence Life and Annuity Company ("Independence Life").

The General Partner is the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I ("the Partnership") and as a result, the Partnership is consolidated with the results of the Company.  In addition, the Company consolidates certain investments in VIEs.  The consolidation of the VIEs requires the Company to report the minority interest relating to the equity ownership not controlled by the Company.

SLNY is engaged in the sale of individual fixed and variable annuity contracts, variable universal life insurance, and group life, group disability insurance and stop loss contracts in its state of domicile, New York.  SBSC is an inactive subsidiary.  SPE 97-I was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. The General Partner is the sole general partner of the Partnership.  The Partnership was established to purchase subordinated debentures issued by the Company's parent, SLC U.S. Holdings, and to issue partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I, ("Capital Trust I").  Clarendon is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates.  Independence Life is a life insurance company that sold variable and whole life insurance products.

All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. The most significant estimates are those used in determining the fair value of financial instruments, goodwill, deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), the liabilities for future contract and policyholder benefits and other than temporary impairments of investments.  Actual results could differ from those estimates.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash equivalents, fixed maturity investments, mortgage loans, equity securities, off balance sheet financial instruments, debt, loan commitments and financial guarantees.  These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation.  The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily include cash, commercial paper, money market investments and short-term bank participations.  All such investments have maturities of three months or less when purchased and are considered cash equivalents for purposes of reporting cash flows.

The consolidated financial statements have been restated to reflect a reclassification of bank overdrafts of $44.7 million and $190.0 million as of December 31, 2003 and 2002, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (CONTINUED)

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

Policy loans are carried at the amount of outstanding principal balance.  Policy loans are collateralized by the related insurance policy and do not exceed the net cash surrender value of such policy.

Investments in private equity limited partnerships are accounted for on either the cost or equity method.  The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%.

The Company uses derivative financial instruments including swaps, options and futures as a means of hedging exposure to interest rate, currency and equity price risk.  Derivatives are carried at fair value and changes in fair value are recorded as a component of derivative income.

Realized gains and losses on the sales of investments are recognized in operations at the date of sale and are determined using the average cost method.  When an impairment of a specific investment is determined to be other-than-temporary, a realized investment loss is recorded.  Changes in the provision for estimated losses on mortgage loans and real estate are included in net realized investment gains and losses.

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

Deferred policy acquisition costs ("DAC") for each product is reviewed to determine if it is recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized.  The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED POLICY ACQUISITION COSTS (CONTINUED)

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses.  This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC was reduced by $172.9 million and $132.3 million at December 31, 2004 and 2003, respectively, to reflect the unrealized gains and losses.

VALUE OF BUSINESS ACQUIRED

Value of business acquired ("VOBA") represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition.  This amount is amortized in proportion to the projected emergence of profits.

VOBA is also adjusted for amounts relating to the recognition of unrealized investment gains and losses.  This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss).  VOBA was decreased by $48.2 million and $54.8 million at December 31, 2004 and 2003, respectively, to account for the unrealized investment gains and losses.

GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of Keyport.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2004 and concluded that these assets were not impaired.

In 2004, the Company finalized tax periods that predated the acquisition of Keyport.  In accordance with the Emerging Issues Task Force ("EITF") Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combinations," adjustments upon resolution of income tax uncertainties that predate or result from a purchase business combination should be recorded as an increase or decrease to goodwill regardless of the time that has elapsed since the acquisition date.  The Company reduced goodwill by $8.7 million in 2004 to record the difference between the estimated tax liability at the acquisition date and the final tax liability for closed tax years that predated the acquisition.

OTHER ASSETS

Property, equipment, leasehold improvements and capitalized software costs that are included in other assets are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are calculated using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 10 years.  Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements.  Intangible assets are also included in other assets.

Intangible assets acquired primarily consist of state insurance licenses ($5.1 million) that are not subject to amortization and approximately $2.0 million of intangible assets relate to product rights that have a weighted-average useful life of 7 years.

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

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

POLICY LIABILITIES AND ACCRUALS (CONTINUED)

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

INCOME TAXES

For the year ended December 31, 2004, the Company will participate in the consolidated federal income tax return with an affiliate, SLC - US Ops Holdings.  Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by SFAS No. 109, "Accounting for Income Taxes."  These differences primarily result from policy reserves, policy acquisition expenses and unrealized gains or losses on investments. For the 2003 tax year, as in prior years, SLUS participated in the consolidated federal income tax return with SLC - U.S. Ops Holdings and other affiliates.  For 2003 and 2002, Keyport filed a separate consolidated return with an affiliate, Independence Life.

SEPARATE ACCOUNTS

The Company has established separate accounts applicable to various classes of contracts providing for variable benefits.  Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities.  Contracts for which funds are invested in separate accounts include variable life insurance and individual and group qualified and non-qualified variable annuity contracts.  Investment income and changes in mutual fund asset values are allocated to policyholders and therefore do not affect the operating results of the Company.  Assets held in the separate accounts are carried at fair value and the investment risk of such securities is retained by the contractholder.  The Company earns separate account fees for providing administrative services and bearing the mortality risks related to these contracts.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2004 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1").  The major provisions of SOP 03-1 that affect the Company require:

o

Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;

o

Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC; and

o

Reporting and measuring the Company's interest in its separate accounts as investments.

Effect of Adoption

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-1 at January 1, 2004, decreased net income and stockholder's equity by $8.9 million and reduced accumulated other comprehensive income by $2.1 million.  The decrease in net income was comprised of an increase in future contract and policy benefits (primarily for variable annuity contracts) of $46.7 million, pretax, an increase in DAC of $29.5 million, pretax, and the recognition of the unrealized gain on investments in separate accounts of $3.5 million, pretax.

In October 2004, the AICPA issued a technical bulletin on financial accounting and reporting issues related to SOP 03-1.  Upon adoption of the guidance in the technical bulletin, the Company restated the amount of the cumulative effect of change in accounting principal in the accompanying financial statements from the amount previously reported in earlier quarters ($0.9 million).  The previously reported 2004 quarterly financial information has also been restated in Item 8 of this Form 10-K to reflect the implementation of the technical bulletin provisions.

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

The table below represents information regarding the Company's variable annuity contracts with guarantees at December 31, 2004:

Benefit Type

 Account Balance

 Net Amount at Risk

 Average Attained Age

Minimum Death

 $    16,894,237

 $    2,423,320

 65.7

Minimum Income

 $         386,407

 $         63,851

 59.8

 Minimum Accumulation or
Withdrawal

$         884,843

$                   -

61.4

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The following summarizes the reserve for the guaranteed minimum death benefit and income benefit at December 31, 2004:

 Guaranteed
Minimum
Death Benefit

 Guaranteed
Minimum
Income Benefit

Total

Balance at January 1, 2004

$ 45,250

$ 1,457

$ 46,707

Incurred guaranteed benefits

32,103

 832

 32,935

Paid guaranteed benefits

50,502

 -

 50,502

Interest

1,462

 132

 1,594

Balance at December 31, 2004

$ 28,313

$ 2,421

$ 30,734

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

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recognized at fair value through earnings. The guaranteed minimum accumulation or withdrawal benefit was a $0.6 and $2.8 million receivable at January 1, 2004 and December 31, 2004, respectively.

Interest in Separate Accounts

At December 31, 2003, the Company had $11.7 million representing unconsolidated interests in its own separate accounts.  These interests were recorded as separate account assets, with changes in fair value recorded through other comprehensive income.  On January 1, 2004, the Company reclassified these interests to investments as a component of other invested assets.

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

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Other Accounting Pronouncements

Effective December 31, 2003, the Company adopted the disclosure requirements of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  As a result, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities," that are classified as either available-for-sale or held-to-maturity.

The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position.  EITF No. 03-1 also requires certain qualitative disclosures about holdings with unrealized losses in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary.  For further discussion, see disclosures in Note 4.

On November 29, 2004, the AICPA issued a proposed Statement of Position ("SOP"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements."  The proposed SOP provides guidance on accounting by insurance companies for DAC on internal replacements other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments."  The proposed SOP is effective for fiscal years beginning after December 15, 2005.  The Company is in the process of evaluating the provisions of the proposed SOP and its impact on the Company's financial position and results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46").  In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporated a number of modifications and changes made to the original version.  FIN 46R replaces the previously issued FIN No. 46 and, subject to certain special provisions, is effective no later than the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs.  Early adoption was permitted.  The Company adopted FIN No. 46 and FIN 46R in the fourth quarter of 2003.  Implementation of FIN No. 46 and FIN 46R resulted in the consolidation of two VIEs and increased total consolidated assets by $67.8 million at December 31, 2003.  As required by FIN No. 46 and FIN 46R, the difference between the carrying amount of the assets and the fair value of the VIEs resulted in a cumulative effect of change in accounting principles, net of tax, of $7.5 million as of the date of adoption.

The Company does have a greater than or equal to 20% involvement in 10 VIEs at December 31, 2004.  The Company is a creditor in 7 trusts, 2 limited liability companies and one special purpose entity that were used to finance commercial mortgages, franchise receivables, auto receivables and equipment used in utility generation.  The Company's maximum exposure to loss related to all of these VIEs is the investments' carrying value, which was $62.8 million at December 31, 2004.  The notes mature between August 2005 and December 2035.  See Note 4 for additional information with respect to leveraged leases which is not included above.

Consolidated VIE's increased total consolidated assets by $64.3 million at December 31, 2004.  The liabilities include a $33.5 million note issued in June 2000.  The note will mature on June 1, 2012.  The interest rate on the note is the three-month LIBOR plus 1.75% for the period from June 23, 2000 to December 1, 2005 and LIBOR for the period from December 1, 2005 to June 1, 2012.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

2. MERGERS, ACQUISITIONS AND DISPOSITIONS

On December 31, 2004, SCA, a registered investment adviser and a wholly-owned subsidiary of the Company, was distributed in the form of a dividend to the Company's parent and became a consolidated subsidiary of SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company's wholly-owned subsidiary. As of December 31, 2004 and 2003, SCA's net assets were $8.1 million and $5.1 million, respectively.  SCA's net income for the years ended December 31, 2004, 2003 and 2002, was $1.9 million, $0.7 million and $1.1 million, respectively.

On June 30, 2004, the Company sold its interest in one of its consolidated VIEs and recognized a gain of $9.7 million.  The Company received net cash proceeds of $39.7 and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company's net income related to this VIE for the year ended December 31, 2004, excluding the gain on the sale, was $7.1 million.

On December 31, 2003, Clarendon merged with an affiliate, Keyport Financial Services Corp., with Clarendon as the surviving entity.  KFSC was a wholly-owned subsidiary of Keyport.

On November 18, 2003, the Company sold its interest in its wholly-owned subsidiary, Vision Financial Corporation, for $1.5 million.  A loss of approximately $1.0 million was realized on this transaction.

On April 1, 2003, Sun Life Financial Services Limited ("SLFSL"), a wholly-owned subsidiary of the Company, ceased operations and SLFSL was liquidated during the fourth quarter of 2003.  SLFSL served as marketing administrator for the distribution of offshore products offered by SLOC, an affiliate.

On December 18, 2002, the Company sold its interest in its wholly-owned subsidiary, Sun Life of Canada (U.S.) Distributors, Inc. ("SLD") to another affiliate, Sun Life Financial (U.S.) Holdings, Inc., for $10.5 million.  No gain or loss was realized on this transaction.  Effective January 1, 2003, SLD changed its name to MFS/Sun Life Financial Distributors, Inc. ("MFSLF") and thereafter Massachusetts Financial Services Company ("MFS"), an affiliate of the Company, acquired a 50% ownership interest in MFSLF.  Total net loss of SLD for the year ended December 31, 2002 was $4.8 million.  Effective January 1, 2005, MFSLF changed its name to Sun Life Financial Distributors, Inc. ("SLFD").

On October 9, 2002, Keyport Benefit Life Insurance Company, which was a wholly-owned subsidiary of Keyport, merged with and into SLNY, with SLNY as the surviving entity.  The merger had no effect on the existing rights and benefits of policyholders or contract holders from either company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

In 2003, the Company sold a $100 million note from MFS, an affiliate, to another affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) LLC"), for approximately $109.1 million.  The note was sold at a gain of $9.1 million.

The Company and its subsidiaries have management services agreements with SLOC which provide that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $24.4 million in 2004, $73.3 million in 2003, and $64.4 million in 2002.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which MFS serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement amounted to approximately $22.8 million, $21.3 million and $24.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in September 2009 and options to extend the terms for each of twelve successive five year terms at fair market value of the fixed rent for the term, which is ending.  Rent received by the Company under the leases amounted to approximately $11.8 million, $11.8 million, and $11.7 million in 2004, 2003 and 2002, respectively.  Rental income is reported as a component of net investment income.

As more fully described in Note 8, the Company has been involved in several reinsurance transactions with SLOC.

In 2004, the Company declared and paid cash dividends in the amount of $150.0 million and transferred via dividend its ownership of SCA valued at $6.6 million to its parent, SLC - U.S. Ops Holdings.  The Company did not make any dividend payments in 2003 or 2002.

On December 31, 2004 and September 24, 2002, the Company received a $60.0 million and a $100.0 million capital contribution, respectively, from its parent, SLC - U.S. Ops Holdings.

In 2004, the Company became a participant in a restricted share unit ("RSU") plan with its indirect parent, SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value is the fair market value of an equal number of common shares of SLF stock.  As of December 31, 2004, the Company incurred expenses of $4.1 million.

In 2004, the Company became a participant in a performance share unit ("PSU") plan with its indirect parent, SLF.  Under the PSU plan, participants are granted units that are the equivalent to one SLF common share and have a fair market value of a SLF common share on the date of grant.  PSUs earn dividend equivalents in the form of additional PSUs at the same rate as the dividends on SLF's common shares.  No PSUs will vest or become payable unless SLF meets certain threshold targets with respect to specified performance targets.  The plan provides for an enhanced payout if SLF achieves superior levels of performance to motivate participants to achieve a higher return for shareholders.  Payments to participants are based on the number of PSUs earned multiplied by the market value of SLF's common shares at the end of a three-year performance period.  As of December 31, 2004, the Company incurred expenses of $0.3 million relating to PSUs.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

On July 25, 2002, the Company issued a $380 million promissory note at 5.76% and an $80 million promissory note at 5.71%, both maturing June 30, 2012 to an affiliate, Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC. Total interest paid was $26.5 million for the years ended December 31, 2004 and 2003, respectively, and $11.5 million for the year ended December 31, 2002.  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.

Effective January 2002, all United States employees of SLOC became employees of the Company.   As a result, the Company has assumed most of the salaries and benefits previously incurred by SLOC in the United States. In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $136.8 million, $152.2 million and $135.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, the Company had $565 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company.  The Company expensed $42.6 million for interest on these surplus notes for each of the years ended December 31, 2004, 2003 and 2002, respectively.

In 2004 and 2003, the Company purchased a total of $140 million in promissory notes from MFS.  These promissory notes are included with fixed maturities available-for-sale in the financial statements.  The interest rates on these notes range from 2.988% to 3.512% and the terms are from 3-5 years.  Interest earned for the periods ended December 31, 2004 and 2003 was $4.0 million and $0.6 million, respectively.

During the years ended December 31, 2004 and 2003, the Company paid $35.0 million and $14.6 million, respectively, in commission fees to an affiliate, SLFD, formerly known as MFSLF.

During the years ended December 31, 2004, 2003 and 2002, the Company paid $45.1 million, $64.5 million and $79.4 million, respectively, in commission fees to Independence Financial Marketing Group, Inc., an affiliate.

Management believes inter-company revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

The following table lists the details of notes due to affiliates at December 31, 2004 (in 000's):

Type

Principal

Maturity

Rate

Surplus

$ 150,000

12/15/27

6.150%

Surplus

150,000

12/15/15

7.250%

Surplus

7,500

12/15/15

6.125%

Surplus

7,500

12/15/27

6.150%

Promissory

80,000

06/30/12

5.710%

Promissory

380,000

06/30/12

5.760%

Surplus

250,000

11/06/27

8.625%

$ 1,025,000

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of fixed maturities was as follows:

December 31, 2004

Gross

Gross

Estimated

Amortized

Unrealized

Unrealized

Fair

Cost

Gains

Losses

Value

Available-for-sale fixed maturities:

 Asset Backed and Mortgage Backed Securities

$ 5,250,374

$ 106,024

$ (33,560)

$ 5,322,838

 Foreign Government & Agency Securities

99,771

4,789

(21)

104,539

 States & Political Subdivisions

1,212

50

-

1,262

 U.S. Treasury & Agency Securities

573,446

12,539

(1,174)

584,811

 Subordinated notes from affiliate

140,000

-

-

140,000

Corporate securities:

 Basic Industry

298,352

16,577

(1,649)

313,280

 Capital Goods

667,459

38,995

(1,429)

705,025

 Communications

1,428,598

61,135

(7,811)

1,481,922

 Consumer Cyclical

1,341,480

51,605

(2,935)

1,390,150

 Consumer Noncyclical

512,153

30,345

(367)

542,131

 Energy

527,782

27,370

(711)

554,441

 Finance

2,979,627

92,043

(14,145)

3,057,525

 Industrial Other

311,829

11,198

(1,522)

321,505

 Technology

57,867

2,774

(569)

60,072

 Transportation

526,567

25,104

(9,549)

542,122

 Utilities

1,490,795

83,231

(2,662)

1,571,364

Total Corporate

10,142,509

440,377

(43,349)

10,539,537

Total available-for-sale fixed maturities

$ 16,207,312

$ 563,779

$ (78,104)

$16,692,987

Trading fixed maturities:

 Asset Backed and Mortgage Backed Securities

$ 121,729

$ 4,427

$ (1,051)

$ 125,105

 Foreign Government & Agency Securities

6,313

711

(11)

7,013

Corporate securities:

 Basic Industry

31,844

2,363

-

34,207

 Capital Goods

48,839

2,939

-

51,778

 Communications

177,288

10,753

(300)

187,741

 Consumer Cyclical

198,733

10,684

(159)

209,258

 Consumer Noncyclical

23,344

1,209

(13)

24,540

 Energy

35,714

4,987

-

40,701

 Finance

453,387

25,198

(973)

477,612

 Industrial Other

46,089

3,034

(189)

48,934

 Technology

3,802

302

-

4,104

 Transportation

63,291

5,453

(3,107)

65,637

 Utilities

198,245

16,154

(1)

214,398

Total Corporate

1,280,576

83,076

(4,742)

1,358,910

Total trading fixed maturities

$ 1,408,618

$ 88,214

$ (5,804)

$ 1,491,028

Held-to-maturity fixed maturities:

Sun Life of Canada (U.S.) Holdings, Inc.,

8.526% subordinated debt, due 2027

$ 600,000

$ 89,132

$ -

$ 689,132

Total held-to-maturity fixed maturities

$ 600,000

$ 89,132

$ -

$ 689,132

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

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

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

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

December 31, 2004

 Amortized
Cost

 Estimated
Fair Value

Maturities of available-for-sale fixed securities:

Due in one year or less

$ 654,144

$ 659,961

Due after one year through five years

3,032,715

3,108,642

Due after five years through ten years

4,304,931

4,486,115

Due after ten years

2,965,148

3,115,431

Subtotal - Maturities available-for-sale

10,956,938

11,370,149

Asset-backed securities

5,250,374

5,322,838

Total Available-for-sale

$ 16,207,312

$ 16,692,987

Maturities of trading fixed securities:

Due in one year or less

$ 103,747

$ 105,563

Due after one year through five years

432,522

458,748

Due after five years through ten years

497,186

528,518

Due after ten years

253,434

273,094

Subtotal - Maturities of trading

1,286,889

1,365,923

Asset-backed securities

121,729

125,105

Total Trading

$ 1,408,618

$ 1,491,028

Maturities of held-to-maturity fixed securities:

Due after ten years

$ 600,000

$ 689,132

Gross gains of $152.5 million, $196.4 million and $163.4 million and gross losses of $45.4 million, $44.9 million and $134.9 million were realized on the voluntary sale of fixed maturities for the years ended December 31, 2004, 2003 and 2002, respectively.

Fixed maturities with an amortized cost of approximately $10.9 million and $18.6 million at December 31, 2004 and 2003, respectively, were on deposit with federal and state governmental authorities as required by law.

The Company had unfunded commitments with respect to funding of limited partnerships of approximately $91.1 million and $126.2 million at December 31, 2004 and 2003, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

As of December 31, 2004 and 2003, 95.7% and 93.7%, respectively, of the Company's fixed maturities were investment grade.  Investment grade securities are those that are rated "BBB" or better by nationally recognized rating agencies.  During 2004, 2003 and 2002, the Company incurred realized losses totaling $32.5 million, $62.8 million and $95.7 million, respectively, for other-than-temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature.

During 2004, 2003 and 2002, $17.3 million, $4.7 million and $1.6 million, respectively, of the losses recorded in prior years were recovered through dispositions and are included in realized gains.  The Company has discontinued accruing income on several of its holdings for issuers that are in default.  The termination of accrual accounting on these holdings reduced income by $7.0 million, $10.1 million and $2.5 million during 2004, 2003 and 2002, respectively.

The following table provides the fair value and gross unrealized losses of the Company's investments, which were deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at December 31, 2004:

Less Than Twelve Months

Twelve Months Or More

Total

Corporate Securities

Fair
Value

 Gross
Unrealized
Losses

Fair Value

 Gross
Unrealized
Losses

Fair
Value

 Gross
Unrealized
Losses

Basic Industry

$ 30,787

$ (461)

$ 23,104

$ (1,188)

$ 53,891

$ (1,649)

Capital Goods

119,885

(938)

14,733

(491)

134,618

(1,429)

Communications

196,250

(4,153)

83,702

(3,658)

279,952

(7,811)

Consumer Cyclical

221,428

(2,478)

10,620

(457)

232,048

(2,935)

Consumer Noncyclical

60,192

(367)

-

-

60,192

(367)

Energy

26,575

(372)

7,100

(339)

33,675

(711)

Finance

693,913

(8,606)

146,825

(5,539)

840,738

(14,145)

Industrial Other

95,881

(938)

20,346

(584)

116,227

(1,522)

Technology

25,431

(569)

-

-

25,431

(569)

Transportation

39,596

(367)

95,630

(9,182)

135,226

(9,549)

Utilities

209,995

(1,965)

33,919

(697)

243,914

(2,662)

Total Corporate

1,719,933

(21,214)

435,979

(22,135)

2,155,912

(43,349)

Non-Corporate

Asset Backed and Mortgage Backed Securities

1,358,934

(11,026)

283,699

(22,534)

1,642,633

(33,560)

Foreign Government & Agency Securities

2,459

(21)

-

-

2,459

(21)

U.S. Treasury & Agency Securities

233,308

(1,174)

-

-

233,308

(1,174)

Total Non-Corporate

1,594,701

(12,221)

283,699

(22,534)

1,878,400

(34,755)

Grand Total

$ 3,314,634

$ (33,435)

$ 719,678

$ (44,669)

$ 4,034,312

$ (78,104)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

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

1,987,992

(68,070)

Non-Corporate

Asset Backed and Mortgage Backed Securities

1,121,105

(25,516)

287,666

(45,726)

1,408,771

(71,242)

Foreign Government & Agency Securities

3,850

(47)

-

-

3,850

(47)

U.S. Treasury & Agency Securities

222,365

(8,105)

9,735

(211)

232,100

(8,316)

Subordinated note from affiliate

79,066

(934)

-

-

79,066

(934)

Total Non-Corporate

1,426,386

(34,602)

297,401

(45,937)

1,723,787

(80,539)

Grand Total

$2,986,799

$ (81,528)

$ 724,980

$ (67,081)

$3,711,779

$ (148,609)

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with an unrealized loss for more than six months are reviewed.  An analysis is undertaken to determine whether this decline in market value is other-than-temporary. The Company's process focuses on issuer operating performance and overall industry and market conditions.  Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

The Company's analysis also assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been in an unrealized loss position, rating agency actions, and any other key developments. The Company has a Credit Committee that includes members from its investment, finance and actuarial functions.  The committee meets and reviews the results of the Company's impairment analysis on a quarterly basis.

The following table provides the number of securities with gross unrealized losses, which were deemed to be temporarily impaired, at December 31, 2004 (not in thousands):

Number of Securities Less Than Twelve Months

Number of Securities Twelve Months Or More

Total Number of Securities

Corporate Securities

Basic Industry

6

2

8

Capital Goods

6

6

12

Communications

18

11

29

Consumer Cyclical

20

1

21

Consumer Noncyclical

8

0

8

Energy

4

2

6

Finance

62

14

76

Industrial Other

5

3

8

Technology

1

0

1

Transportation

36

31

67

Utilities

15

7

22

Total Corporate

181

77

258

Non-Corporate

Asset Backed and Mortgage Backed Securities

278

91

369

Foreign Government & Agency Securities

2

0

2

U.S. Treasury & Agency Securities

27

0

27

Total Non-Corporate

307

91

398

Grand Total

488

168

656

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

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

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE

The carrying value of mortgage loans and real estate investments, net of applicable reserves and accumulated depreciation, was as follows:

December 31,

2004

2003

Total mortgage loans

$ 1,465,896

$ 972,102

Real estate:

Held-for-sale

628

628

Held for production of income

167,511

83,793

Total real estate

$ 168,139

$ 84,421

Accumulated depreciation on real estate was $19.1 million and $16.3 million at December 31, 2004 and 2003, respectively.

The Company monitors the condition of the mortgage loans in its portfolio.  In those cases where mortgages have been restructured, values are impaired or values are impaired but mortgages are performing, appropriate allowances for losses have been made.  The Company has restructured mortgage loans, impaired mortgage loans and impaired but performing mortgage loans totaling $16.5 million and $19.5 million at December 31, 2004 and 2003, respectively, against which there are allowances for losses of $7.6 million and $6.4 million, respectively.

The investment valuation allowances were as follows:

Balance at

Balance at

January 1,

Additions

Subtractions

December 31,

2004

Mortgage loans

$ 6,365

$ 1,530

$ (249)

$ 7,646

2003

Mortgage loans

$ 7,098

$ 200

$ (933)

$ 6,365

Mortgage loans and real estate investments comprise the following property types and geographic regions at December 31:

2004

2003

Property Type:

Office building

$ 620,273

$ 428,312

Residential

89,831

27,427

Retail

619,021

356,080

Industrial/warehouse

237,020

181,195

Other

75,536

69,874

Valuation allowances

(7,646)

(6,365)

Total

$ 1,634,035

$ 1,056,523

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4.   INVESTMENTS (CONTINUED)

2004

2003

Geographic region:

Arizona

$ 45,753

$ 32,083

California

137,387

77,832

Colorado

33,096

15,015

Connecticut

32,973

34,177

Delaware

15,847

13,025

Florida

116,327

86,922

Georgia

78,360

39,681

Illinois

10,473

2,100

Indiana

16,203

17,962

Kentucky

15,015

7,224

Louisiana

21,531

23,578

Maryland

57,323

42,934

Massachusetts

137,535

135,722

Michigan

8,719

21,614

Minnesota

46,341

6,539

Missouri

32,323

11,250

Nebraska

5,368

5,554

Nevada

8,055

6,980

New Jersey

31,943

21,482

New Mexico

7,633

4,600

New York

232,312

121,069

North Carolina

39,831

30,362

Ohio

93,896

46,478

Oregon

6,391

5,225

Pennsylvania

102,767

85,474

Tennessee

26,714

19,388

Texas

136,237

34,342

Utah

28,528

20,921

Virginia

18,378

17,466

Washington

68,389

59,441

All other

30,033

16,448

Valuation allowances

(7,646)

(6,365)

Total

$ 1,634,035

$ 1,056,523

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

At December 31, 2004, scheduled mortgage loan maturities were as follows:

2005

$ 12,178

2006

15,550

2007

66,391

2008

48,625

2009

47,870

Thereafter

1,275,282

Total

$ 1,465,896

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $54.0 million and $126.8 million at December 31, 2004 and 2003, respectively.

During 2004, 2003 and 2002, the Company sold commercial mortgage loans in securitization transactions.  The mortgages were primarily sold to qualified special purpose entities that were established for the purpose of purchasing the assets and issuing trust certificates.  In these transactions, the Company retained investment tranches, which are considered available-for-sale securities, in addition to servicing rights. The securitizations are structured so that investors have no recourse to the Company's other assets for failure of debtors to pay when due.  The value of the Company's retained interests are subject to credit and interest rate risk on the transferred financial assets.  The Company recognized pretax gains of $3.0 million, $24.6 million and $4.5 million for its 2004, 2003 and 2002 securitization transactions, respectively.

Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year ended December 31, 2004 were as follows:

Exeter I/O's

Fairfield I/O's

Prepayment speed

-

-

Weighted average life in years

5.72-5.92

2.89-8.74

Expected credit losses

-

-

Residual cash flows discount rate

4.80%-4.84%

4.43%-5.28%

Treasury rate interpolated for average life

3.35%-3.39%

3.18%-4.03%

Spread over treasuries

1.45%

1.25%

Duration in years

6.64-10.14

1.45-4.92

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions at December 31, 2004 were as follows:

Commercial Mortgages

Exeter I/O's

Fairfield I/O's

Amortized cost of retained

Interests

$ 897

$ 1,360

Fair value of retained interests

1,031

1,535

Weighted average life in years

6.06-9.56

1.45-4.92

Expected Credit Losses

Fair value of retained interest as a result of a .20% of adverse change

1,030

1,534

Fair value of retained interest as a result of a .30% of adverse change

1,030

1,533

Residual Cash flows Discount Rate

Fair value of retained interest as a result of a 10% of adverse change

1,015

1,522

Fair value of retained interest as a result of a 20% of adverse change

1,012

1,518

The outstanding principal amount of the securitized commercial mortgage loans was $18.7 million at December 31, 2004, none of which were 60 days or more past due.  There were no net credit losses incurred relating to the securitized commercial mortgage loans at the dates of securitization through December 31, 2004.

Key economic assumptions used in measuring the retained interests at the dates of securitizations completed during the year ended December 31, 2003 were as follows:

Class C

Class D

Class E

Prepayment speed

-

-

-

Weighted average life in years

14.123

14.63

14.84

Expected credit losses

-

-

-

Residual cash flows discount rate

5.65%

5.77%

5.92%

Treasury rate interpolated for average life

4.37%

4.39%

4.40%

Spread over treasuries

1.28%

1.38%

1.52%

Duration in years

20.46

20.55

20.66

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions at December 31, 2004 were as follows:

Commercial Mortgages

Class C

Class D

Class E

Amortized cost of retained

Interests

$ 10,664

$ 2,404

$ 2,443

Fair value of retained interests

12,122

2,735

2,780

Weighted average life in years

19.68

19.76

19.87

Expected Credit Losses

Fair value of retained interest as a result of a .20% of adverse change

12,116

2,733

2,778

Fair value of retained interest as a result of a .30% of adverse change

12,112

2,732

2,777

Residual Cash flows Discount Rate

Fair value of retained interest as a result of a 10% of adverse change

11,662

2,629

2,672

Fair value of retained interest as a result of a 20% of adverse change

11,225

2,528

2,570

The outstanding principal amount of the securitized commercial mortgage loans was $417.8 million at December 31, 2004, none of which were 60 days or more past due.  There were no net credit losses incurred relating to the securitized commercial mortgage loans at the date of securitization through December 31, 2004.

Key economic assumptions used in measuring the retained interests at the dates of securitizations completed during the year ended December 31, 2002 were as follows:

Class AA

Class A

Class BBB

Prepayment speed

0

0

0

Weighted average life in years

6.532

6.843

8.417

Expected credit losses

-

-

-

Residual cash flows discount rate

6.06%

6.51%

7.56%

Treasury rate interpolated for average life

4.57%

4.60%

4.68%

Spread over treasuries

1.49%

1.91%

2.88%

Duration in years

5.22

5.263

6.013

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions at December 31, 2004 were as follows:

Commercial Mortgages

Class AA

Class A

Class BBB

Amortized cost of retained

Interests

$ 2,370

$ 1,133

$ 1,614

Fair value of retained interests

2,605

1,245

1,777

Weighted average life in years

3.85

4.02

4.88

Expected Credit Losses

 Fair value of retained interest as a result of a .20% of adverse change

2,604

1,245

1,756

 Fair value of retained interest as a result of a .30% of adverse change

2,604

1,245

1,666

Residual Cash flows Discount Rate

 Fair value of retained interest as a result of a 10% of adverse change

2,554

1,221

1,739

 Fair value of retained interest as a result of a 20% of adverse change

2,504

1,196

1,703

The outstanding principal amount of the securitized commercial mortgage loans was $234.6 million at December 31, 2004, none of which were 60 days or more past due.  There were no net credit losses incurred relating to the securitized commercial mortgage loans at the date of securitization through December 31, 2004.

Securities Lending

The Company is engaged in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts in excess of 100% of the fair value of the applicable securities loaned.  We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturities in the Consolidated Balance Sheet.

Cash collateral received on securities lending transactions is reflected in other investing assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral.  Non-cash collateral, such as a security received by the Company, is not reflected in our assets in the Consolidated Balance Sheet as we have not repledged or sold the collateral.  The fair value of collateral held and included in other invested assets is $735.7 million at December 31, 2004.

Leveraged Leases

The Company is a lessor in a leverage lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was originally leased for a term of 9.78 years.  During 2001, the lease term was extended until 2010.  The Company's equity investment in this VIE represented 22.9% of the purchase price of the equipment. The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment, and is non-recourse to the Company. At the end of the lease term, the master lessee may exercise a fixed price purchase option to purchase the equipment.  The leveraged lease is included as a part of other invested assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

The Company's net investment in the leveraged lease is composed of the following elements:

Year ended December 31,

2004

2003

Lease contract receivable

$ 31,803

$ 44,149 44,149

Less: non-recourse debt

(1,415)

(10,874)

Net Receivable

30,388

33,275

Estimated value of leased assets

21,420

21,420

Less: unearned and deferred income

(11,928)

(14,790)

Investment in leveraged leases

39,880

39,905

Less: fees

(138)

(162)

Net investment in leveraged leases

$ 39,742

$ 39,743

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

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements.  Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. No cash is exchanged at the outset of the contract and no principal payments are made by either party.  A single net payment is usually made by one counter-party at each interest payment date. The net payment is recorded as a component of derivative income (loss). Because the underlying principal is not exchanged, the Company's maximum exposure to counterparty credit risk is the difference in payments exchanged.   The fair value of swap agreements are included with derivative instruments - receivable (positive position) or derivative instruments - payable (negative position) in the accompanying balance sheet.

The Company utilizes put options and futures on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) and other indexes to hedge against stock market exposure inherent in the mortality and expense risk charges and guaranteed minimum death and living benefit features of the Company's variable annuities.  The Company also purchases call options on the S&P 500 Index to economically hedge its obligation under certain fixed annuity contracts.  Options are carried at fair value and are included with derivative instruments - receivable in the Company's balance sheet.

Standard & Poors  indexed futures contracts are entered into for purposes of hedging equity-indexed products.  The interest credited on these 1, 5, 7 and 10 year term products are based on the changes in the S&P 500 Index.  On trade date, an initial cash margin is exchanged.  Daily cash is exchanged to settle the daily variation margin and the offset is recorded in derivative income.

The Company utilizes currency forwards to hedge against changes in the exchange rate of U.S. dollars.   The Company enters into single or multiple settlement forward contracts based on a spot rate determined at the trade date.  Currency forwards are carried at fair value and are included with derivative instruments (positive position) or other liabilities (negative position) in the accompanying balance sheet.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

The Company issues annuity contracts and GICS that contain a derivative instrument that is "embedded" in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or GIC) and is carried at fair value.

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

Included in derivative losses are losses on the translation of foreign currency denominated GIC liabilities of $83.3 million, $158.6 million and $115.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Net derivative income (loss) consisted of the following for the years ended December 31:

2004

2003

 2002
estated

Net expense on swap agreements

$ (62,514)

$ (87,721)

$ (74,699)

 Change in fair value of swap agreements
(interest rate, currency, and equity)

(43,977)

197,506

(159,093)

 Change in fair value of options, futures and
embedded derivatives

8,072

(312,985)

74,507

Total derivative losses

$ (98,419)

$ (203,200)

$ (159,285)

The Company is required to pledge and receive collateral for open derivative contracts.  The amount of collateral required is determined by agreed upon thresholds with the counter-parties.  The Company currently pledges cash and U.S. Treasury bonds to satisfy this collateral requirement.  At December 31, 2004 and 2003, $33.6 million and $59.5 million, respectively, of fixed maturities were pledged as collateral and are included with fixed maturities.

The Company's underlying notional or principal amounts associated with open derivatives positions were as follows for the years ended December 31:

2004

Notional

Fair Value

Principal

Asset (Liability)

Amounts

Interest rate swaps

$ 5,948,576

$ (212,661)

Currency swaps

805,849

290,776

Equity swaps

250,207

28,254

Currency forwards

1,547

(81)

S&P 500 index call options

2,986,757

188,481

S&P 500 index put options

1,217,980

42,858

Total

$ 11,210,916

$ 337,627

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (CONTINUED)

2003

Notional Principal Amounts

 Fair Value
Asset (Liability)

Interest rate swaps

$ 5,892,626

$ (229,925)

Currency swaps

805,211

238,212

Equity swaps

1,544,152

20,265

S&P 500 index call options

1,668,813

57,573

S&P 500 index put options

1,313,855

65,640

Total

$ 11,224,657

$ 151,765

5. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains (losses) consisted of the following for the years ended December 31:

2004

2003

 2002
Restated

Fixed maturities

$ 108,603

$ 159,474

$ 38,814

Equity securities

3,375

(1,465)

2,378

Mortgage and other loans

858

25,528

4,648

Real estate

-

3,862

514

Short term investments

-

-

2

Other invested assets

(1,601)

4,800

8,815

Other than temporary declines

(32,494)

(62,834)

(95,714)

Sales of impaired assets

17,333

4,720

1,577

Total

$ 96,074

$ 134,085

$ (38,966)

6. NET INVESTMENT INCOME

Net investment income consisted of the following for the years ended December 31:

2004

2003

 2002
Restated

Fixed maturities

$ 1,030,973

$ 1,114,949

$ 1,080,965

Equity securities

-

-

484

Mortgage and other loans

83,986

76,259

75,024

Real estate

11,615

6,952

7,855

Policy loans

42,821

43,335

39,269

Other

(19,715)

(20,364)

(4,848)

Gross investment income

1,149,680

1,221,131

1,198,749

Less: Investment expenses

15,423

12,381

13,539

Net investment income

$ 1,134,257

$ 1,208,750

$ 1,185,210

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

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

2004

2003

Carrying

Estimated

Carrying

Estimated

Amount

Fair Value

Amount

Fair Value

Financial assets:

Cash and cash equivalents

$ 552,949

$ 552,949

$ 558,185

$ 558,185

Fixed maturities

18,784,015

18,873,147

18,986,033

19,085,102

Equity Securities

1,006

1,006

1,452

1,452

Short-term investments

23,957

23,957

24,662

24,662

Mortgages

1,465,896

1,546,834

972,102

1,059,145

Derivatives instruments - receivables

566,401

566,401

403,437

403,437

Policy loans

696,305

696,305

692,887

692,887

Separate accounts

19,120,381

19,120,381

17,509,294

17,509,294

Financial liabilities:

Policy Liabilities

18,846,238

17,677,082

18,329,570

17,565,100

Derivative instruments - payables

228,774

228,774

248,272

248,272

Long-term debt

33,500

33,500

40,500

32,953

Long-term debt to affiliates

1,025,000

1,100,501

1,025,000

1,123,194

Partnership Capital Securities

607,826

689,132

607,826

699,069

Separate accounts

19,120,381

19,120,381

17,509,294

17,509,294

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

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

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

Wealth Management Segment

The Wealth Management Segment currently does not offer traditional life insurance products; however, it manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of approximately $1.7 billion as of December 31, 2004 and 2003, respectively.  On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliated company.  By reinsuring the SPWL product, the Company reduced net investment income by $91.2 million and interest credited by $79.6 million for the twelve-month period ended December 31, 2004.  In addition, the Company also increased net investment income by $13.6 million relating to an experience rating refund under the reinsurance agreement.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

Individual Protection Segment

The Company has agreements with SLOC and several unrelated companies, which provide for reinsurance of portions of the net-amount-at-risk under certain individual variable universal life, bank owned life insurance ("BOLI"), and corporate owned life insurance ("COLI") policies. These amounts are reinsured on either a monthly renewable or a yearly renewable term basis.  Fee income was reduced by $28.7 million and $23.4 million for the years ended 2004 and 2003, respectively, to account for these agreements.

Effective October 1, 2004, the Company no longer acts as the reinsurer of risk under the lapse protection benefit for certain universal life contracts issued by SLOC.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

8. REINSURANCE (CONTINUED)

Group Protection Segment

The Company, through its affiliate SLNY, had an agreement with SLOC whereby SLOC reinsured the mortality risks of SLNY's group life insurance contracts. Under this agreement, certain death benefits were reinsured on a yearly renewable term basis.  The agreement provided that SLOC would reinsure mortality risks in excess of $50,000 per claim for group life contracts ceded by SLNY.  The treaty was commuted effective December 31, 2004.

The Company, through its affiliate SLNY, had an agreement with SLOC whereby SLOC reinsured morbidity risks of a block of SLNY's group long-term disability contracts.  The treaty was commuted effective December 31, 2004.

The Company, through its affiliate SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures the mortality risks of the Company's group life contracts.  Under this agreement, certain group life mortality benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure amounts above $700,000 per claim for group life contracts ceded by the Company.

The Company, through its affiliate SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of SLNY's group stop loss contracts.  Under this agreement, certain stop loss benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure specific claims for amounts above $1.0 million per claim for stop loss contracts ceded by SLNY.

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

The effects of reinsurance were as follows:

For the Years Ended December 31,

2004

2003

2002 - Restated

Insurance premiums:

Direct

$ 62,939

$ 67,959

$ 52,691

Assumed

-

-

509

Ceded

4,119

7,441

9,626

Net premiums

$ 58,820

$ 60,518

$ 43,574

 Insurance and other individual policy benefits and
Claims:

Direct

$ 170,381

$ 230,384

$ 225,287

Assumed

-

-

-

Ceded

29,004

29,136

4,125

Net policy benefits and claims

$ 141,377

$ 201,248

$ 221,162

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

9.  RETIREMENT PLANS

Through December 31, 2001, the Company was a participant in two non-contributory defined benefit pension plans for employees sponsored by SLOC.  Consistent with the transfer of all employees to the Company on January 1, 2002, the plans sponsorship for the employee retirement plan and the agent pension plan was transferred to the Company.  Expenses are allocated to participating companies based on a manner consistent with the allocation of employee compensation expenses.  The Company's funding policies for the pension plans are to contribute amounts which at least satisfy the minimum amount required by the Employee Retirement Income Security Act of 1974 ("ERISA").  Most pension plan assets consist of separate accounts of SLOC or other insurance company contracts.

The Company uses a measurement date of September 30 for its pension and other post retirement benefit plans.

The following table sets forth the change in the pension plans' (retirement plan and agent pension plan) projected benefit obligations and assets, as well as the plans' funded status at December 31:

2004

2003

Change in projected benefit obligation:

Projected benefit obligation at beginning of year

$ 191,689

$ 159,650

Service cost

9,873

8,954

Interest cost

12,118

10,494

Actuarial loss (gain)

7,039

16,876

Benefits paid

(5,280)

(5,333)

Plan amendments

-

-

Acquisitions

-

1,048

Projected benefit obligation at end of year

$ 215,439

$ 191,689

Change in fair value of plan assets:

Fair value of plan assets at beginning of year

$ 205,737

$ 179,470

Other

(1,050)

(888)

Actual return on plan assets

34,144

32,059

Benefits paid

(5,280)

(5,333)

Acquisitions

-

429

Fair value of plan assets at end of year

$ 233,551

$ 205,737

Information on the funded status of the plan:

Funded status

$ 18,112

$ 14,048

Unrecognized net actuarial loss

19,339

34,480

Unrecognized transition obligation

(13,443)

(16,494)

Unrecognized prior service cost

7,421

8,276

4th quarter contribution

(1,250)

(1,050)

Prepaid benefit cost

$ 30,179

$ 39,260

The accumulated benefit obligation at the end of 2004 and 2003 was $188.9 million and $169.0 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

9.  RETIREMENT PLANS (CONTINUED)

The funded status of the employee retirement plan was as follows:

2004

2003

Plan assets

$ 195,332

$ 171,978

Projected benefit obligations

(206,748)

(183,227)

Funded status

$ (11,416)

$ (11,249)

Accumulated benefit obligation

$ 180,201

$ 160,227

The following table sets forth the components of the net periodic pension cost for the year ended December 31:

2004

2003

2002

Components of net periodic benefit cost:

Service cost

$ 9,873

$ 8,954

$ 8,437

Interest cost

12,118

10,494

10,674

Expected return on plan assets

(17,704)

(14,358)

(18,395)

Amortization of transition obligation asset

(3,051)

(3,051)

(3,051)

Amortization of prior service cost

855

855

216

Recognized net actuarial loss

3,140

4,215

120

Net periodic benefit cost (benefit)

$ 5,231

$ 7,109

$ (1,999)

The Company's share of net periodic benefit cost

$ 4,272

$ 5,522

$ 3,834

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:

Pension Benefits

2004

2003

Discount rate

6.2%

6.1%

Rate of compensation increase

4.0%

4.0%

The assumed weighted average discount rate was 6.75% for the year ended December 31, 2002. The expected return on plan assets was 8.75% and the assumed rate of compensation increase was 4.5% for 2002.

Weighted average assumptions used to determine net benefit cost were as follows:

Pension Benefits

2004

2003

2002

Discount rate

6.1%

6.75%

7.00%

Expected long term return on plan assets

8.75%

8.75%

8.75%

Rate of compensation increase

4.0%

4.0%

4.5%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

9. RETIREMENT PLANS (CONTINUED)

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

Plan Assets

The asset allocation for the Company's pension plan assets for 2004 and 2003 measurement, and the target allocation for 2005, by asset category, are as follows:

Target Allocation

Percentage of Plan Assets

Asset Category

2005

2004

2003

Equity Securities

50%

61%

55%

Debt Securities

35%

27%

26%

Commercial Mortgages

15%

10%

15%

Other

0%

2%

4%

Total

100%

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

The portfolio of investments should, over a period of time, earn a gross annualized rate of return that:

1)

exceeds the assumed actuarial rate;

2)

exceeds the return of customized index created by combining benchmark returns in appropriate weightings based on an average asset mix of funds; and

3)

generates a real rate of return of at least 3% after inflation, and sufficient income or liquidity to pay retirement benefits on a timely basis.

Equity securities include SLF common stock in the amount of $4.2 million and $3.0 million at December 31, 2004 and 2003, respectively.

Cash Flow

Due to the over funded status of the defined benefit plan, the Company will not be making contributions to the plan in 2005.

401(k) Savings Plan

The Company sponsors and participates in a 401(k) savings plan for which substantially all employees of at least age 21 are eligible to participate at date of hire. Under the plan, the Company matches, up to specified amounts, the employees' contributions to the plan.

The amount of the 2004 employer contributions under plan sponsorship for the Company and its affiliates was $4.5 million.  Amounts are allocated to affiliates based on employees' contributions.  The Company's portion of the expense was $2.8 million, $0.9 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

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

The following table sets forth the change in other post-retirement benefit plans' obligations and assets, as well as the plans' funded status at December 31:

Change in benefit obligation:

2004

2003

Benefit obligation at beginning of year

$ 51,278

$ 35,981

Service cost

1,233

872

Interest cost

2,957

2,369

Actuarial (gain) loss

(4,583)

14,330

Benefits paid

(2,432)

(2,368)

Plan Amendments

-

-

Acquisitions

-

94

Benefit obligation at end of year

$ 48,453

$ 51,278

Change in fair value of plan assets:

Fair value of plan assets at beginning of year

$ -

$ -

Employer contributions

2,432

2,368

Benefits paid

(2,432)

(2,368)

Fair value of plan assets at end of year

$ -

$ -

Information on the funded status of the plan:

Funded Status

$ (48,453)

$ (51,278)

Unrecognized net actuarial loss

19,556

25,523

4th quarter contribution

628

639

Unrecognized prior service cost

(2,657)

(2,898)

Accrued benefit cost

$ (30,926)

$ (28,014)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

9. RETIREMENT PLANS (CONTINUED)

The following table sets forth the components of the net periodic post-retirement benefit costs for the year ended December 31:

2004

2003

Components of net periodic benefit cost

Service cost

$ 1,233

$ 872

Interest cost

2,957

2,369

Amortization of prior service cost

(241)

(241)

Recognized net actuarial loss

1,384

832

Net periodic benefit cost

$ 5,333

$ 3,832

The Company's share of net periodic benefit cost

$ 4,180

$ 2,917

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:

Other Benefits

2004

2003

Discount Rate

6.2%

6.1%

Rate of Compensation increase

4.0%

4.0%

Weighted average assumptions used to determine net cost for year-end December 31, 2004 and December 31, 2003 were as follows:

Other Benefits

2004

2003

Discount rate

6.1%

6.75%

Rate of compensation increase

4.0%

4.0%

In order to measure the post-retirement benefit obligation for 2004, the Company assumed an 11% annual rate of increase in the per capita cost of covered health care benefits.  In addition, medical cost inflation is assumed to be 10% in 2005 and assumed to decrease gradually to 5.00% for 2010 and remain at that level thereafter.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effect:

1- Percentage-Point

1- Percentage-Point

Increase

Decrease

Effect on Post retirement benefit obligation

$6,032

($4,997)

Effect on total of service and interest cost

776

(648)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

10. FEDERAL INCOME TAXES

The Company will file a consolidated return with SLC -U.S. Ops Holdings for the year ended December 31, 2004.  SLUS filed a consolidated federal income tax return with SLC - U.S. Ops Holdings for the year ended December 31, 2003.  Keyport filed a return with its subsidiary, Independence Life, for the year ended December 31, 2003.  A summary of the components of federal income tax expense (benefit) in the consolidated statements of income for the years ended December 31 is as follows:

Restated

2004

2003

2002

Federal income tax expense (benefit):

Current

$ (5,331)

$ (29,240)

$ (80,155)

Deferred

76,683

56,606

20,706

Total

$ 71,352

$ 27,366

$ (59,449)

Federal income taxes attributable to the consolidated operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%. The Company's effective rate differed from the federal income tax rate as follows:

Restated

2004

2003

2002

Expected federal income tax expense (benefit)

$ 107,446

$ 44,251

$ (34,994)

Low income housing credit

(6,021)

(6,026)

(6,138)

Non-taxable investment income

-

-

(1,622)

Separate account dividend received deduction

(10,500)

(5,600)

(4,200)

Prior year settlements and other items

(19,573)

(5,259)

(12,495)

Federal income tax expense (benefit)

$ 71,352

$ 27,366

$ (59,449)

The deferred income tax asset (liability) represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and (liabilities) as of December 31 were as follows:

2004

2003

Deferred tax assets:

Actuarial liabilities

$ 391,780

$ 283,479

Net operating loss

4,444

51,355

Other

(8,340)

(1,912)

Total deferred tax assets

387,884

332,922

Deferred tax liabilities:

Deferred policy acquisition costs

(185,715)

(107,075)

Investments, net

(266,779)

(244,744)

Total deferred tax liabilities

(452,494)

(351,819)

Net deferred tax liability

$ (64,610)

$ (18,897)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

10. FEDERAL INCOME TAXES (CONTINUED)

The Company makes payments under certain tax sharing agreements as if it were filing as a separate company. The Company had no net income tax payments for 2004 and the Company received income tax refunds of $17.1 million in 2003.  SLUS received refunds of $14.9 million in 2002 and Keyport made income tax payments of $9.9 million in 2002.  At December 31, 2004, the Company had $12.7 million of net operating loss carry forwards available.  These amounts were incurred in 2001, 2002 and 2003 and will expire, if unused, beginning in 2016 and ending in 2018.

The Company's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"), and provisions are made in the consolidated financial statements in anticipation of the results of these audits.  SLUS is currently under audit by the IRS for the years 2001 and 2002.  In the Company's opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on the Company's financial statements.  However, the amounts of these tax liabilities could be revised in the future if estimates of the Company's ultimate liability are revised.

11.  LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses related to the Company's group life, group disability and stop loss products is summarized below:

2004

2003

Balance at January 1

$ 31,337

$ 24,294

Less reinsurance recoverable

(9,146)

(6,621)

Net balance at January 1

22,191

17,673

Incurred related to:

Current year

20,889

14,711

Prior years

910

(69)

Total incurred

21,799

14,642

Paid losses related to:

Current year

(12,009)

(5,867)

Prior years

(5,791)

(4,258)

Total paid

(17,800)

(10,125)

Balance at December 31

32,571

31,337

Less reinsurance recoverable

(6,381)

(9,146)

Net balance at December 31

$ 26,190

$ 22,191

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

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

12. DEFERRED POLICY ACQUISITION COSTS (DAC)

The changes in DAC for the years ended December 31 were as follows:

2004

2003

Balance at January 1

$ 889,601

$ 795,648

Acquisition costs deferred

346,764

263,762

Amortized to expense during the year

(48,562)

(90,608)

Adjustment for unrealized investment gains (losses) during the year

(40,622)

(79,201)

Balance at December 31

$ 1,147,181

$ 889,601

13. VALUE OF BUSINESS ACQUIRED (VOBA)

The changes in VOBA for the years ended December 31 were as follows:

2004

2003

Balance at January 1

$ 22,391

$ 57,692

Amortized to expense during the year

(4,819)

(7,790)

Adjustment for unrealized investment gains (losses) during the year

6,558

(27,511)

Balance at December 31

$ 24,130

$ 22,391

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

14. SEGMENT INFORMATION (CONTINUED)

The Group Protection Segment markets and administers group life, long-term disability, short-term disability and stop loss insurance to small and mid-size employers in the State of New York.

The Corporate Segment includes the unallocated capital of the Company, its debt financing, its consolidated investments in VIEs, and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments:

Year ended December 31, 2004

Wealth

Individual

Group

Management

Protection

Protection

Corporate

Totals

Total Revenues

$ 1,284,873

$ 65,366

$ 34,908

$ 162,596

$ 1,547,743

Total Expenditures

1,054,852

60,785

31,605

93,470

1,240,712

Pretax Income

230,021

4,581

3,303

69,126

307,031

Net Income

166,309

3,118

2,147

49,702

221,276

Total Assets

$ 40,961,145

$ 4,111,638

$ 53,131

$ 1,561,629

$ 46,687,543

Year ended December 31, 2003

Total Revenues

$ 1,409,642

$ 49,357

$ 26,609

$ 34,141

$ 1,519,749

Total Expenditures

1,247,670

53,848

25,712

61,792

1,389,022

Pretax Income (Loss)

161,972

(4,491)

897

(27,651)

130,727

Net Income (Loss)

106,655

(2,331)

608

(9,941)

94,991

Total Assets

$ 39,814,262

$ 2,973,014

$ 46,535

$ 840,565

$ 43,674,376

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

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

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

At December 31, the Company and its insurance subsidiaries combined statutory surplus and net income (loss) were as follows:

Unaudited for the Years ended December 31,

2004

2003

 2002
Restated

Statutory surplus and capital

$        1,822,812

$        1,685,356

$        1,335,391

Statutory net income (loss)

249,010

224,284

(286,911)

16. DIVIDEND RESTRICTIONS

The Company's and its insurance company subsidiaries' ability to pay dividends are subject to certain statutory restrictions. Delaware, New York, and Rhode Island have enacted laws governing the payment of dividends to stockholders by domestic insurers.

Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that a domestic insurer may pay in any twelve-month period without prior approval of the Delaware Commissioner of Insurance is limited to the greater of (i) ten percent of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year.  Any dividends to be paid by an insurer from a source other than statutory surplus, whether or not in excess of the aforementioned threshold, would also require the prior approval of the Delaware Commissioner of Insurance.  In 2004, the Company's Board of Directors approved and the Company paid $150.0 million of cash dividends to its parent, SLC (U.S.) Holdings.  On December 31, 2004, SCA was distributed in the form of a dividend of $6.6 million to the Company's parent and became a consolidated subsidiary of SLC (U.S.) Holdings. The Company did not pay any dividends in 2003 or 2002.

New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance, where the aggregate amount of such dividend in any calendar year does not exceed the lesser of:  (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains.  No dividends were paid by SLNY during 2004, 2003 or 2002.

Rhode Island law requires prior regulatory approval for any dividend where the amount of such dividend paid during the preceding twelve (12) month period would exceed the lesser of (i) ten percent of the insurance company's surplus as of the December 31 next preceding, or (ii) its net gain from operations, not including realized capital gains, for the immediately preceding calendar year, excluding pro rata distributions of any class of the insurance company's own securities.  No dividends were paid by Independence Life during 2004, 2003 or 2002.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

17. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of December 31 were as follows:

2004

2003

 Unrealized gains (losses) on available-for-sale
securities

$ 485,553

$ 520,173

DAC amortization

(172,945)

(132,323)

VOBA amortization

(48,208)

(54,766)

Tax effect

(83,762)

(105,403)

Accumulated Other Comprehensive Income

$ 180,638

$ 227,681

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2004, 2003 and 2002

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Lease Commitments

The Company leases various facilities and equipment under operating leases with terms of up to 25 years. As of December 31, 2004, minimum future lease payments under such leases were as follows:

2005

$ 6,082

2006

6,059

2007

4,924

2008

1,463

2009

358

Thereafter

41

Total

$ 18,927

Total rental expense for the years ended December 31, 2004, 2003 and 2002 was $16.3 million, $23.6 million and $13.8 million, respectively.

The Company has two noncancelable sublease agreements that expire on December 31, 2007 and March 31, 2008.  As of December 31, 2004, the minimum future lease payments under the two sublease agreements were as follows:

2005

$ 683

2006

996

2007

996

2008

249

2009

-

Thereafter

-

Total

$ 2,924

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Sun Life Assurance Company of Canada (U.S.)

Wellesley Hills, Massachusetts

We have audited the accompanying consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.   Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 to the financial statements, on December 31, 2003, Sun Life Assurance Company of Canada (U.S.) merged with Keyport Life Insurance Company.   The companies became affiliates on November 1, 2001 as a result of the acquisition of Keyport Life Insurance Company by Sun Life Assurance Company of Canada (U.S.)'s ultimate parent.  The merger of Sun Life Assurance Company of Canada (U.S.) and Keyport Life Insurance Company was accounted for under Statement of Financial Accounting Standards No. 141, "Business Combinations" for transfers of assets among affiliates.   Accordingly, the financial statements for all periods prior to December 31, 2003 have been restated to give effect to the merger as of November 1, 2001.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2004, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."   As discussed in Note 1 to the consolidated financial statements, effective December 31, 2003, the Company adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (Revised).

DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 18, 2005

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The unaudited quarterly results for 2003 have been restated to give effect to the merger.  In October 2004, the AICPA issued a technical bulletin on financial accounting and reporting issues related to SOP 03-1.  Upon adoption of the guidance in the technical bulletin, the Company restated the amount of the cumulative effect of change in accounting principal in the accompanying financial statements from the amount previously reported in earlier quarters ($0.9 million).  The previously reported 2004 quarterly financial information has also been restated below to reflect the implementation of the technical bulletin provisions.  The impact to the second and third quarters of 2004 was not material.

The following is a tabulation of the unaudited quarterly results of operations (in 000's):

2004

March 31

June 30

September 30

December 31

Premiums and other revenue

$ 104,606

$ 100,426

$ 109,784

$ 101,015

Net investment income and net realized

gains

341,293

272,614

201,238

316,767

Total revenues

445,899

373,040

311,022

417,782

Policyholder and other expenses

248,137

323,156

340,053

329,366

Income (loss) before taxes

197,762

49,884

(29,031)

88,416

Net income

$ 122,565

$ 47,390

$ (14,484)

$ 65,805

2003

March 31

June 30

September 30

December 31

Premiums and other revenue

$ 95,095

$ 96,908

$ 96,494

$ 91,617

Net investment income and net realized

gains

290,693

289,215

298,313

261,414

Total revenues

385,788

386,123

394,807

353,031

Policyholder and other expenses

386,326

331,965

355,402

315,329

(Loss) income before taxes

(538)

54,158

39,405

37,702

Net (loss) income

$ 2,451

$ 38,438

$ 28,322

$ 25,780

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No events have occurred which are required to be reported by Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 11.  Executive Compensation.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14. Principal Accounting Fees and Services

For the fiscal years ended December 31, the fees billed to the Company by its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000's):

Nature of Services

2004

2003

Audit Fees

$ 3,138

$ 2,518

Audit-Related Fees

48

96

Tax Fees

-

220

All Other Fees

-

-

Total

$ 3,186

$ 2,834

Audit Fees

Audit Fees are for professional services rendered by the external auditors for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q's, as well as for services normally provided in connection with statutory and regulatory filings for the last two fiscal years.

Audit-Related Fees

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company's annual financial statements and are not reported under the Audit Fees category above.  These services consisted of employee benefit plan audits, special audits in connection with acquisitions, internal control reviews and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax Fees are for tax compliance, tax advice and tax planning for the fiscal year 2003.  These services consisted of tax compliance, including the review of original and amended tax returns, assistance with questions regarding tax audits and refund claims, tax advice in connection with acquisitions and tax planning and advisory services relating to domestic and international taxation.

All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the auditors, other than the Audit Fees, Audit-Related Fees and Tax Fees described above.

Audit Committee Approval

The Company adopted SLF's "Policy Restricting the Use of the Company's External Auditors" (the "Policy") requiring Audit Committee pre-approval of services provided by the Company's external auditors, a copy of which is set out below.  All professional services rendered by the external auditors to the Company, have been approved by the Company's Audit Committee in accordance with the Policy since November 2002.  None of the services described in the table above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of SEC Rule 2-01 of Regulation S-X.

The Company no longer has any engagements with its external auditors for services identified in paragraph 3 of the Policy set out below.

Policy Restricting the Use of the Company's External Auditors*

1. This policy governs all proposals by the Company or any of its subsidiaries to engage, as a service provider, the external auditor or any of its affiliates, related businesses or associated persons as defined in the Sarbanes-Oxley Act of 2002 ("S-O Act") (collectively referred to as the "External Auditor").

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

3. Any engagement of the External Auditor for services that would be legally prohibited by the S-O Act and that was in place at the date this policy was initially established may continue in place until such prohibition becomes operative or it is otherwise prohibited by applicable law, regulation or rule.  The Controller will maintain a list of such engagements.  The Company will not enter into any other such engagements prior to the S-O Act prohibitions becoming operative.

4. Each engagement of the External Auditor to provide services will require the approval in advance of the Audit Committee of Sun Life Financial Services of Canada Inc. and the audit committee of any affected subsidiary that is itself directly subject to the S-O Act.  The Audit Committee may establish procedures regarding the approval process, which will be co-coordinated by the SLF Controller.

5. The Company and its subsidiaries will not employ or appoint as chief executive officer, chief financial officer, controller, chief accounting officer, appointed actuary, or equivalent position within the Company or subsidiary any person who was employed by the External Auditor and who provided any services to the Company or any subsidiary at any time during the previous two years.

6. The Controller is responsible for the application and interpretation of this policy, and should be consulted in any case where there is uncertainty regarding whether a proposed service is, or is not, an audit or audit-related service.  The Controller will revise Appendix 1 as required, from time to time, to reflect changes in applicable laws, regulations or rules.

7. This policy, as amended and restated, is effective from October 30, 2002.

* In this policy, the term "Company" refers to Sun Life Financial Inc., formerly known as Sun Life Financial Services of Canada Inc.

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

h) legal services and expert services unrelated to the audit; and

i) any other service that the Public Company Accounting Oversight Board, to be established under the S-O

Act, determines to be impermissible."

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial statements (set forth in Item 8):

- Consolidated Statements of Operations for each of the three years ended December 31, 2004, December 31, 2003 and December 31, 2002.

- Consolidated Balance Sheets at December 31, 2004 and December 31, 2003.

- Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2004, December 31, 2003 and December 31, 2002.

- Consolidated Statements of Stockholder's Equity for each of the three years ended December 31, 2004, December 31, 2003 and December 31, 2002.

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2004, December 31, 2003 and December 31, 2002.

- Notes to Consolidated Financial Statements.

- Report of Independent Registered Public Accounting Firm.

- Supplementary financial information.

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

DECEMBER 31, 2004

(in 000's)

Balance sheet

Type of Investment

Cost

Value

Amount

Available-for-sale fixed maturities:

 Asset Backed and Mortgage Backed Securities

$ 5,250,374

$ 5,322,838

$ 5,322,838

 Foreign Government & Agency Securities

99,771

104,539

104,539

 States & Political Subdivisions

1,212

1,262

1,262

 U.S. Treasury & Agency Securities

573,446

584,811

584,811

Corporate securities:

 Basic Industry

298,352

313,280

313,280

 Capital Goods

667,459

705,025

705,025

 Communications

1,428,598

1,481,922

1,481,922

 Consumer Cyclical

1,341,480

1,390,150

1,390,150

 Consumer Noncyclical

512,153

542,131

542,131

 Energy

527,782

554,441

554,441

 Finance

2,979,627

3,057,525

3,057,525

 Industrial Other

311,829

321,505

321,505

 Technology

57,867

60,072

60,072

 Transportation

526,567

542,122

542,122

 Utilities

1,490,795

1,571,364

1,571,364

Total Corporate

10,142,509

10,539,537

10,539,537

Total available-for-sale fixed maturities

$ 16,067,312

$ 16,552,987

$ 16,552,987

Trading fixed maturities:

 Asset Backed and Mortgage Backed Securities

$ 121,729

$ 125,105

$ 125,105

 Foreign Government & Agency Securities

6,313

7,013

7,013

Corporate securities:

 Basic Industry

31,844

34,207

34,207

 Capital Goods

48,839

51,778

51,778

 Communications

177,288

187,741

187,741

 Consumer Cyclical

198,733

209,258

209,258

 Consumer Noncyclical

23,344

24,540

24,540

 Energy

35,714

40,701

40,701

 Finance

453,387

477,612

477,612

 Industrial Other

46,089

48,934

48,934

 Technology

3,802

4,104

4,104

 Transportation

63,291

65,637

65,637

 Utilities

198,245

214,398

214,398

Total Corporate

1,280,576

1,358,910

1,358,910

Total trading fixed maturities

$ 1,408,618

$ 1,491,028

$ 1,491,028

Equity securities: Common stocks

1,129

1,006

1,006

Mortgage loans on real estate

1,465,896

1,546,834

1,465,896

Real estate

168,139

168,139

168,139

Derivative instruments

566,401

566,401

566,401

Limited partnerships

304,809

304,809

304,809

Other invested assets

790,535

790,535

790,535

Policy loans

696,305

696,305

696,305

Short-term investments

23,957

23,957

23,957

Total investments

$21,493,101

$ 22,142,001

$ 22,061,063

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

(in 000's)

Segment

Deferred Acquisition Costs

Future Policy Benefits, Losses, Claims and Loss Expenses

Other Policy Claims and Benefits Payable(1)

Wealth Management

2004

$ 1,084,296

$ 19,104,897

$ 10,208

2003

840,118

18,704,056

44,838

Group Protection

2004

$                             -

$ 35,775

$ 4,552

2003

-

34,151

4,090

Individual Protection

2004

$ 62,886

$ 426,704

$ 1,540

2003

49,483

308,182

1,578

Corporate

2004

$                             -

$ -

$ -

2003

-

-

-

Segment

Net Investment Income (Loss) (2)

Benefits, Claims, Losses and Settlement Expenses

Amortization of Deferred Acquisition Costs And Value of Business Acquired

Interest and
Other Operating Expenses

Wealth Management

2004

$ 1,010,069

$ 774,653

$ 78,696

$ 201.503

2003

1,168,841

948,508

94,464

204,698

2002

1,182,068

899,000

245,558

261,467

Group Protection

2004

$ 1,794

$ 21,955

$ -

$ 9,650

2003

1,669

17,813

-

7,899

2002

2,027

10,383

-

5,247

Individual Protection

2004

$ 15,659

$ 18,211

$ 4,180

$ 38,394

2003

12,692

18,926

$ 3,934

30,988

2002

11,703

15,781

5,955

39,709

Corporate

2004

$ 106,735

$ -

$ -

$ 93,470

2003

25,547

-

-

61,792

2002

(10,588)

688

-

37,417

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

SCHEDULE IV

REINSURANCE

(in 000's)

Ceded to

Gross

Other

Net

Amount

Companies

Amount

2004

Life Insurance in Force

$       35,423,849

$       22,577,926

$          12,845,923

Premiums

   Life Insurance

$              47,015

$                1,921

$                 45,094

   Accident and Health

15,924

2,198

13,726

Total Premiums

$              62,939

$                4,119

$                 58,820

2003

Life Insurance in Force

$       32,342,558

$       22,347,833

$            9,994,725

Premiums

   Life Insurance

$              54,877

$                5,948

$                 48,929

   Accident and Health

13,082

1,493

11,589

Total Premiums

$              67,959

$                7,441

$                 60,518

2002

Life Insurance in Force

$       27,769,050

$       18,041,620

$            9,727,430

Premiums

   Life Insurance

$              43,787

$                8,144

$                 35,643

   Accident and Health

8,904

1,482

7,422

Total Premiums

$              52,691

$                9,626

$                 43,065

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K:

The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.

3.1

Certificate of Incorporation, as amended through March 24, 2004, (Incorporated by reference to Registrant's Form 10-K, File No. 333-82824, filed on March 29, 2004);

3.2

By-laws, as amended March 19, 2004 (Incorporated by reference to Registrant's Form 10-K, File No. 33-82824, filed on March 29, 2004)

4.1

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83256, filed on June 22, 2002)

4.2

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83256, filed on June 22, 2002)

4.3

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the to Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-74844, filed on December 10, 2001)

4.4

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 5 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No 33-41628, filed on April 28, 1998)

4.5

Specimen Certificate  to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 9 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 33-41628, filed on March 2, 1998)

4.6

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83256, filed on June 22, 2002)

4.7

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. No. 333-37907, filed on October 14, 1997)

4.8

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to  Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-41438, filed on September 25, 2000)

4.9

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. No. 333-05227, filed on April 10, 1998)

4.10

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-30844, filed on June 9, 2000)

4.12

Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-82957, filed September 29, 1999)

Item 15. Exhibits, Financial Statement Schedules (continued).

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2004.

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

 Sun Life Assurance Company of Canada (U.S.)
(Registrant)

By:

/s/ Robert C. Salipante

Robert C. Salipante

President

Date:

March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Robert C. Salipante

President and Director

March 18, 2005

Robert C. Salipante

(Principal Executive Officer)

/s/ Gary Corsi

Vice President and Chief Financial Officer and Director

March 18, 2005

Gary Corsi

(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas A. Bogart

Director

March 18, 2005

Thomas A. Bogart

/s/ Paul W. Derksen

Director

March 18, 2005

Paul W. Derksen

/s/ Scott M. Davis

Director

March 18, 2005

Scott M. Davis

/s/ C. James Prieur

Director

March 18, 2005

C. James Prieur

/s/ Mary Fay

Director

March 18, 2005

Mary Fay

/s/ Donald A. Stewart

Director

March 18, 2005

Donald A. Stewart

Supplemental Information to be Furnished With Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

The registrant is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc. and does not send annual reports or proxy material to its sole security holder.