Form 10-Q
period 2005-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2005-05-16
CIK 745544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended March 31, 2005	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824 and 333-111636

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of principal executive offices)		(Zip Code)

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

Registrant has 6,437 shares of common stock outstanding on May 16, 2005, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART II	Other Information

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the three months ended March 31,

	Unaudited
	2005	2004 Restated (1)

Revenues

Premiums and annuity considerations	$ 12,947	$ 15,711
Net investment income	272,827	315,162
Net derivative income (loss)	23,174	(31,752)
Net realized investment gains	5,502	57,883
Fee and other income	89,015	88,895

Total revenues	403,465	445,899

Benefits and Expenses

Interest credited	166,582	167,072
Interest expense	30,826	35,449
Policyowner benefits	32,187	39,489
Other operating expenses	69,089	44,229
Amortization of deferred policy acquisition costs and value of business acquired	49,887	(38,102)

Total benefits and expenses	348,571	248,137

Income before income tax expense, minority interest and cumulative effect of change in accounting principle	54,894	197,762

Income tax expense	21,058	61,394

Income before minority interest and cumulative effect of change in accounting principle	33,836	136,368

Minority interest share of (loss) income	(1,214)	4,863

Income before cumulative effect of change in accounting principle	35,050	131,505

Cumulative effect of change in accounting principle, net of tax benefit of $4,814	-	(8,940)

Net income	$ 35,050	$ 122,565

(1) See Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)
	Unaudited
ASSETS	March 31, 2005	December 31, 2004
Investments:
Fixed maturities available-for-sale at fair value (amortized cost
of $16,279,014 and $16,207,312 in 2005 and 2004, respectively)	$16,474,045	$16,692,987
Trading fixed maturities at fair value (amortized cost of
$1,398,397 and $1,408,618 in 2005 and 2004, respectively)	1,449,181	1,491,028
Subordinated note from affiliate held-to-maturity (fair value of $651,761 and $689,132 in 2005 and 2004, respectively)	600,000	600,000
Short-term investments	28,500	23,957
Mortgage loans	1,503,494	1,465,896
Derivative instruments - receivable	542,287	566,401
Limited partnerships	309,509	304,809
Real estate	168,900	168,139
Policy loans	700,080	696,305
Other invested assets	655,876	791,541
Cash and cash equivalents	534,277	552,949
Total investments	22,966,149	23,354,012

Accrued investment income	310,675	279,679
Deferred policy acquisition costs	1,273,969	1,147,181
Value of business acquired	52,426	24,130
Goodwill	701,451	701,451
Receivable for investments sold	99,562	21,213
Reinsurance receivable	1,902,937	1,928,365
Other assets	103,981	111,131
Separate account assets	18,629,554	19,120,381
Total assets	$46,040,704	$46,687,543
LIABILITIES
Contractholder deposit funds and other policy liabilities	$18,852,323	$18,846,238
Future contract and policy benefits	710,908	721,135
Payable for investments purchased	442,079	284,511
Accrued expenses and taxes	60,141	95,655
Deferred federal income taxes	20,273	64,610
Long-term debt	33,500	33,500
Long-term debt payable to affiliates	1,025,000	1,025,000
Partnership capital securities	620,615	607,826
Reinsurance payable to affiliate	1,686,496	1,697,348
Derivative instruments - payable	181,449	228,774
Other liabilities	890,495	1,010,006
Separate account liabilities	18,629,554	19,120,381
Total liabilities	$43,152,833	$43,734,984

Commitments and contingencies - Note 5
Minority interest	4,347	5,561
STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	$6,437	$6,437
Additional paid-in capital	2,131,888	2,131,888
Accumulated other comprehensive income	82,114	180,638
Retained earnings	663,085	628,035
Total stockholder's equity	$2,883,524	$2,946,998

Total liabilities and stockholder's equity	$46,040,704	$46,687,543

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

For the three months ended March 31,

	Unaudited
	2005	2004 Restated (1)

Net income	$ 35,050	$ 122,565
Other comprehensive (loss) income:
Net change in unrealized holding gains (losses) on available- for-sale securities, net of tax and policyholder amounts	(90,221)	152,413
Reclassification adjustments of realized investment (gains) into net income, net of tax	(8,303)	(38,104)
Other comprehensive (loss) income	(98,524)	114,309

Comprehensive (loss) income	$ (63,474)	$ 236,874

(1) See Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(in thousands)

For the three months ended March 31, 2005 and 2004

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2003	$6,437	$2,071,888	$227,681	$563,335	$2,869,341

Comprehensive income:
Net income - Restated (1)				122,565	122,565
Dividends				(50,000)	(50,000)
Other comprehensive income			114,309		114,309

Balance at March 31, 2004 - Restated (1)	$6,437	$2,071,888	$341,990	$635,900	$3,056,215

Balance at December 31, 2004	$6,437	$2,131,888	$180,638	$628,035	$2,946,998

Comprehensive income (loss):
Net income				35,050	35,050
Other comprehensive loss			(98,524)		(98,524)

Balance at March 31, 2005	$6,437	$2,131,888	$82,114	$663,085	$2,883,524

(1) See Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the three months ended March 31,

	Unaudited
	2005	2004 Restated (1)

Cash Flows From Operating Activities:
Net income	$ 35,050	$ 122,565
Adjustments to reconcile net income to net cash provided by
operating activities:
(Loss) income to minority interest	(1,214)	4,863
Amortization of discount and premiums	18,933	20,050
Amortization of DAC and VOBA	49,887	(38,102)
Depreciation and amortization	974	1,043
Non cash derivative activity	(15,646)	(5,502)
Net realized gains on investments	(5,502)	(57,883)
Net unrealized losses (gains) on trading investments	31,626	(26,340)
Net change in unrealized and undistributed losses (gains) in private
equity limited partnerships	(31,219)	(16,462)
Interest credited to contractholder deposits	166,034	166,056
Deferred federal income taxes	9,198	60,959
Cumulative effect of change in accounting principles, net of tax	-	8,940
Changes in assets and liabilities:
Deferred acquisition costs	(67,121)	(91,348)
Accrued investment income	(30,996)	(22,310)
Future contract and policy benefits	(10,227)	(8,578)
Other, net	37,609	192,338
Net sales of trading fixed maturities	10,758	36,176

Net cash provided by operating activities	198,144	346,465

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	1,572,346	4,082,582
Mortgage loans	27,210	42,917
Other invested assets	180,806	53,949
Purchases of:
Available-for-sale fixed maturities	(1,579,399)	(3,681,510)
Mortgage loans	(64,305)	(115,600)
Real estate	(1,735)	(6,523)
Other invested assets	(41,231)	(53,826)
Changes in other investing activities, net	(152,298)	(17,171)
Net change in policy loans	(3,775)	363
Net change in short term investments	(4,543)	(1,464)

Net cash (used in) provided by investing activities	$ (66,924)	$ 303,717

Continued on next page

(1) See Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the three months ended March 31,

	Unaudited
	2005	2004 Restated (1)

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 488,400	$ 442,052
Withdrawals from contractholder deposit funds	(644,470)	(1,025,814)
Other, net	6,178	5,454

Net cash used in financing activities	(149,892)	(578,308)

Net change in cash and cash equivalents	(18,672)	71,874

Cash and cash equivalents, beginning of period	552,949	558,185

Cash and cash equivalents, end of period	$ 534,277	$ 630,059

(1) See Note 1.

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

The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual and group fixed and variable annuities, group pension contracts, funding agreements ("FA's"), group life, group disability, and group stop loss insurance. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets. The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In addition, the Company's wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

As of December 31, 2004, SLC - U.S. Ops Holdings, was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company incorporated in 1865 which was a direct wholly-owned subsidiary of SLF. On January 4, 2005, a reorganization was completed under which most of SLOC's asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned subsidiary of SLF. The Company and its subsidiaries are now indirect wholly-owned subsidiaries of Sun Life Financial Corp., and continue to be indirect wholly-owned subsidiaries of SLF.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. As of March 31, 2005, the Company owned all of the outstanding shares of SLNY, Sun Benefit Services Company, Inc. ("SBSC"), Sun Life of Canada (U.S.) SPE 97-I, Inc. ("SPE 97-I"), Clarendon Insurance Agency, Inc. ("Clarendon"), SLF Private Placement Investment Company I, LLC ("Private Placement I"), Sun Parkaire Landing LLC ("Sun Parkaire"), 7101 France Avenue Manager, LLC ("France Avenue"), Independence Life and Annuity Company ("Independence Life"), and Sun Life of Canada (U.S.) Holdings General Partner LLC ("General Partner").

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

BASIS OF PRESENTATION (continued)

SLNY is engaged in the sale of individual fixed and variable annuity contracts, variable universal life insurance, and group life, group disability and stop loss insurance in its state of domicile, New York. SBSC is an inactive subsidiary. SPE 97-I was organized for the purpose of engaging in activities incidental to securitizing mortgage loans. Clarendon is a registered broker-dealer that acts as the general distributor of certain annuity and life insurance contracts issued by the Company and its affiliates. Private Placement I is an inactive subsidiary. Sun Parkaire and France Avenue were formed to hold real estate investments. Independence Life is a life insurance company that sold variable and whole life insurance products.

The General Partner is the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I (the "Partnership") and, as a result, the Partnership is consolidated with the results of the Company. The Partnership was established to purchase subordinated debentures issued by the Company's parent, SLC - U.S. Ops Holdings, and to issue partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I. In addition, the Company consolidates a certain interest in a variable interest entity ("VIE"). The consolidation of the VIE requires the Company to report minority interest relating to the equity ownership not controlled by the Company.

On December 31, 2004, Sun Capital Advisers, Inc., a registered investment adviser now known as Sun Capital Advisers LLC ("SCA"), was distributed in the form of a dividend to the Company's indirect parent and became a consolidated subsidiary of SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company's wholly-owned subsidiary. The Company's revenues, expenses and net income for the three months ended March 31, 2004 include $1.9 million, $1.8 million and $65,000, respectively, related to SCA.

All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates are those used in determining the fair value of financial instruments, deferred policy acquisition costs, value of business acquired, goodwill, the liabilities for future contract and policyholder benefits and other than temporary impairments of investments.

RESTATEMENT

In October 2004, the American Institute of Certified Public Accountants ("AICPA") issued a Technical Bulletin on financial accounting and reporting issues related to Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The provisions of this AICPA Technical Bulletin were incorporated into the preparation of the Company's annual financial statements for the year ended December 31, 2004. The Company's previously issued March 31, 2004 financial statements reported the cumulative effect of change in accounting principle as a $0.9 million reduction to net income. Upon adoption of the guidance in the AICPA Technical Bulletin, the Company restated the amount of the cumulative effect of change in accounting principle in the accompanying financial statements as an $8.9 million reduction to net income, net of tax, as of March 31, 2004.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $17.4 million and $24.4 million for the three-month periods ended March 31, 2005 and 2004, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $38.7 million and $37.3 million for the three-month periods ended March 31, 2005 and 2004, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 2009 and options to extend the terms for each of eleven successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Under these leases, the Company received rent of $2.6 million and $3.0 million for the three-month periods ended March 31, 2005 and 2004, respectively.

The Company did not make any dividend payments during the period ended March 31, 2005. On March 22, 2004, the Company declared a dividend payment of $50 million, which was paid on April 15, 2004.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company ("MFS"), serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.8 million for each of the three-month periods ended March 31, 2005 and 2004, respectively.

During the three months ended March 31, 2005, the Company paid $5.5 million in investment management services fees to SCA, an affiliate and registered investment adviser.

In 2004 and 2003, the Company purchased a total of $140.0 million in promissory notes from MFS. Interest earned for the three months ended March 31, 2005 and 2004 was $1.1 million and $0.7 million, respectively.

During the three months ended March 31, 2005 and 2004, the Company paid $6.7 million and $10.1 million, respectively, in commission fees to Sun Life Financial Distributors, Inc., an affiliate.

During the three months ended March 31, 2005 and 2004, the Company paid $6.6 million and $14.4 million, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

Management believes intercompany revenues and expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the amounts that would be incurred if the Company operated on a stand-alone basis.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION

The Company offers financial products and services such as fixed and variable annuities, FA's, retirement plan services, and life insurance on an individual and group basis, as well as disability and stop-loss insurance on a group basis. As described below, the Company conducts business principally in three operating segments and maintains a Corporate Segment to provide for the capital needs of the three operating segments and to engage in other financing related activities. Each segment is defined consistent with the way results are evaluated by the chief operating decision-maker.

Net investment income is allocated based on segmented assets by line of business. Management evaluates the results of the operating segments on an after-tax basis. The Company does not depend on one or a few customers, brokers or agents for a significant portion of its operations.

The Wealth Management Segment markets, sells and administers individual and group variable annuity products, individual and group fixed annuity products and other retirement benefit products. These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies. The Company uses derivative instruments to manage the risks inherent in the contract options.

The Individual Protection Segment markets, sells and administers a variety of life insurance products sold to individuals and corporate owners of life insurance. The products include whole life, universal life and variable life products.

The Group Protection Segment markets, sells and administers group life, long-term disability, short-term disability and stop loss insurance to small and mid-size employers in the State of New York.

The Corporate Segment includes the unallocated capital of the Company, its debt financing, its consolidated investments in VIE's, and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments (in 000's):

	Three months ended March 31, 2005

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 327,570	$ 21,547	$ 8,691	$ 45,657	$ 403,465
Total benefits and expenses	285,915	17,370	8,633	36,653	348,571
Income before income tax expense, minority interest and cumulative effect of change in accounting principle	41,655	4,177	58	9,004	54,894
Net income	$ 29,786	$ 2,751	$ 38	$ 2,475	$ 35,050

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

	Three months ended March 31, 2004 (Restated)

Total revenues	$ 358,287	$ 14,638	$ 7,951	$ 65,023	$ 445,899
Total benefits and expenses	202,364	14,745	8,456	22,572	248,137
Income (loss) before income tax expense, minority interest and cumulative effect of change in accounting principle	155,923	(107)	(505)	42,451	197,762
Net income (loss) - Restated	$ 90,619	$ (35)	$ (328)	$ 32,309	$ 122,565

4. REINSURANCE

The Wealth Management Segment manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.7 billion as of March 31, 2005. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliate. By reinsuring the SPWL product, the Company reduced net investment income by $23.4 million and $23.7 million, and interest credited by $14.8 million and $20.1 million for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement, by $6.0 million and $1.8 for the three months ended March 31, 2005 and 2004, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

5. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

As part of an industry wide investigation, state regulators are investigating certain compensation arrangements and other business practices between insurance companies and brokers. The Company and certain of its affiliates have received requests for information from state regulators and are cooperating with respect to these matters.

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the U.S. Securities and Exchange Commission (the "SEC") and under certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating with the SEC in these matters.

As a result of these investigations and examinations, the Company is engaged in discussions with the SEC that may lead to settled administrative actions involving the Company and certain of its subsidiaries. The Company recorded a provision associated with such matters in the Corporate Segment, which had a material adverse effect on the Company's operating results for the quarterly period ended March 31, 2005. While it is not possible to predict the final outcome of the Company's discussions with the SEC, management expects that the ultimate resolution of these matters will not be material to the financial condition of the Company.

In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors, and recordkeeping requirements. While it is not possible to predict the final outcome of these matters, management expects that their ultimate resolution will not be material to the financial condition of the Company.

LITIGATION, INCOME TAXES AND OTHER MATTERS

Other than as described immediately above, the Company is not aware of any contingent liabilities arising from litigation, income taxes or other matters that could have a material effect upon the financial condition, results of operations or cash flows of the Company.

INDEMNITIES

In the normal course of its business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company also has agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. Due to the nature of these indemnification agreements, it is not possible to estimate the Company's potential liability. Accordingly, the accompanying financial statements do not include any liability for these agreements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS

The following table sets forth the components of the net periodic pension cost for the three months ended March 31, (in 000's):

	2005		2004
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 2,737	$ 333	$ 2,468	$ 346

Interest cost	3,460	748	3,030	784

Expected return on plan assets	(5,023)	-	(4,426)	-

Amortization of transition obligation asset	(763)	-	(763)	-

Amortization of prior service cost	214	(60)	214	(60)

Recognized net actuarial loss	479	318	785	403
Net periodic benefit cost	$ 1,104	$ 1,339	$ 1,308	$ 1,473
The Company's share of net periodic benefit cost	$ 1,096	$ 1,152	$ 580	$ 840

In addition, during the three months ended March 31, 2005 and 2004, the Company incurred $0.7 million and $0.2 million, respectively, in expense for an uninsured benefit plan for which it is not a plan sponsor.

7. LIABILITIES FOR CONTRACT GUARANTEES

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

The table below represents information regarding the Company's variable annuity contracts with guarantees at March 31, 2005 (in 000's):

Benefit Type	Account Balance	Net Amount at Risk	Average Attained Age
Minimum Death	$ 16,290,117	$ 2,576,311	66.6
Minimum Income	$ 375,034	$ 71,891	58.6
Minimum Accumulation or Withdrawal	$ 1,021,371	$ 1,376	62.0

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. LIABILITIES FOR CONTRACT GUARANTEES (continued)

The following summarizes the reserve for the guaranteed minimum death benefit and income benefit at March 31, 2005 (in 000's):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2004	$ 28,313	$ 2,421	$ 30,734

Incurred guaranteed benefits	9,958	206	10,164
Paid guaranteed benefits	(10,305)	-	(10,305)
Interest	229	43	272

Balance at March 31, 2005	$ 28,195	$ 2,670	$ 30,865

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

The liability for guarantees is re-evaluated periodically, and adjustments are made to the liability balance through a charge or credit to policyowner benefits.

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recognized at fair value through earnings. The guaranteed minimum accumulation or withdrawal benefit was a $2.8 million receivable at December 31, 2004 and March 31, 2005, respectively.
  SUBSEQUENT EVENTS

On April 21, 2005, the Company sold its interest in a consolidated VIE for $22.1 million. As of March 31, 2005, the VIE's consolidated assets and liabilities were $66.3 million and $59.2 million, respectively. The VIE's net loss was $0.8 million for the three-month period ended March 31, 2005.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) of Quarterly Report on Form 10-Q ("Form 10-Q"), the registrant, Sun Life Assurance Company of Canada (U.S.) ("the Company"), elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Statement of Operations between the three months ended March 31, 2005 and March 31, 2004.

CAUTIONARY STATEMENT

This Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features and distribution capability, which could constrain the Company's growth and profitability.

o	Changes in interest rates and market conditions.

o	Regulatory and legislative developments.

o	Developments in consumer preferences and behavior patterns.

Restatement

As discussed in Note 1 to the unaudited condensed consolidated financial statements, the 2004 financial statements have been restated. This discussion and analysis gives effect to the restatement.

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. There were no changes in assumptions for the three months ended March 31, 2005. These changes in assumptions resulted in a decrease in DAC amortization of $79.6 million for the three months ended March 31, 2004.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC was decreased by $65.4 million and $172.9 million for the unrealized gains at March 31, 2005 and December 31, 2004, respectively, relating to this adjustment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to the three months ended March 31, 2004:

Net Income

The Company's net income was $35.1 million and $122.6 million for the three-month periods ended March 31, 2005 and 2004, respectively. Income before income taxes, minority interest share of income (loss) and cumulative effect of change in accounting principle was $54.9 million and $197.8 million for the three-month periods ended March 31, 2005 and 2004, respectively. This $142.9 million decrease was primarily due to decreases in the Wealth Management Segment ($114.3 million) and the Corporate Segment ($33.5 million), partially offset by increases in the Individual Protection Segment ($4.3 million) and Group Protection Segment ($0.6 million). Income tax expense was $21.1 million (38.4%) and $61.4 million (31.0%) for the three-month periods ended March 31, 2005 and 2004, respectively. The results of operations by segment are discussed more fully below.

Results of Operations by Segment

The Company's net income (loss) from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income (loss) from operations by segment.

Wealth Management Segment

The Wealth Mangement Segment sells a full range of retirement-oriented insurance products that provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income. Through 2002, this segment also marketed funding agreements ("FA's") to unrelated third parties.

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

Variable Annuities - Variable annuities offer a selection of underlying investment alternatives that may satisfy a variety of policyholder risk/return objectives. Under a variable annuity, the policyholder has the opportunity to select separate account investment options (consisting of underlying mutual funds), which pass the investment risk directly to the policyholder in return for the potential of higher returns. Variable annuities also include guaranteed fixed interest options and benefits. The Company has several different variable annuity products that offer various separate account investment choices, depending on the product, and guaranteed fixed interest options.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Equity-Indexed Annuities - Equity-indexed annuities credit interest to the policyholder using a formula based upon the positive change in value of a specified equity index. The Company's equity-indexed annuity products calculate interest earnings using the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company). The Company's equity-indexed products also provide a guarantee of principal (less withdrawals) at the end of the term or surrender charge period.

Institutional Investment Contracts - Institutional contracts are FA's issued to institutional investors or to entities that in turn issue promissory notes to unrelated third parties. These contracts may contain any of a number of features including variable or fixed interest rates and equity index options, and may be denominated in foreign currencies.

In 1997, the Company discontinued the marketing of group pension and guaranteed investment contracts ("GIC's") products in the United States. Although these products are not currently sold in the U.S., there continues to be a block of U.S. group retirement business in-force, including GIC's, pension plans and group annuities. A significant portion of these pension contracts is non-surrenderable, resulting in limited liquidity exposure to the Company.

The Company uses derivative instruments to manage the risks inherent in the contract options of many of these products.

Other - The Wealth Management Segment currently manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980's. The Company had SPWL policyholder balances of $1.7 billion as of March 31, 2005. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with Sun Life Assurance Company of Canada, an affiliate. By reinsuring the SPWL product, the Company reduced net investment income by $23.4 million and $23.7 million, and interest credited by $14.8 million and $20.1 million for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement, by $6.0 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

The Company sells its annuity products via two affiliated distribution organizations, Sun Life Financial Distributors, Inc. and Independent Financial Marketing Group, Inc. The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents, and financial advisers. Investment funds available under these products are managed by several investment managers, including Massachusetts Financial Services Company and Sun Capital Advisers LLC, affiliates of the Company.

The following is a summary of operations for the Wealth Management Segment for the three-month periods ended

March 31 (in 000's):
	2005	2004 - Restated
Total Revenues	$ 327,570
$              358,287

Total Expenditures	285,915	202,364
Pretax Income	41,655	155,923

Net Income	$ 29,786	$ 90,619

The pre-tax income was $41.7 million and $155.9 million for the three-month periods ended March 31, 2005 and 2004, respectively. The $114.2 million decrease in pre-tax income was primarily due to an increase in amortization of DAC, decreases in net investment income and in net realized gains offset by improvement in derivative income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

REVENUES

Total Revenues were $327.6 million and $358.3 million for the three months ended March 31, 2005 and 2004, respectively. The decrease of $30.7 million was primarily due to decreases in net investment income and net realized gains on the sale of securities offset by improvement in derivative income. The significant changes from the three-month periods ended March 31, 2005 and 2004 were as follows:

Investment income - was $221.0 million and $279.0 million for the three months ended March 31, 2005 and 2004, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $251.3 million and $239.3 million for the three months ended March 31, 2005 and 2004, respectively. The increase of $12.0 million during 2005, as compared to 2004, was the result of a higher average investment yield ($3.7 million) and an increase in average invested assets ($8.3 million). Investment income (loss) related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was ($30.2 million) and $39.7 million for the three months ended March 31, 2005 and 2004, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Separate Account fees - are primarily mortality and expense charges earned on variable annuity balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $54.6 million and $53.8 million for the three months ended March 31, 2005 and 2004, respectively. Variable product fees represented 1.43% and 1.44% of the average variable annuity separate account balances for the three months ended March 31, 2005 and 2004, respectively. Average separate account assets were $15.3 billion and $15.0 billion for the three months ended March 31, 2005 and 2004, respectively.

Surrender charges - are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $6.5 million and $7.0 million for the three months ended March 31, 2005 and 2004, respectively.

Derivative income (loss) - was $25.2 million and $(55.5) million for the three months ended March 31, 2005 and 2004, respectively. Derivative income (loss) primarily represents fair value changes of derivative instruments and the net interest received or paid on swap agreements.

All derivatives are recognized on the balance sheet at fair value. Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of net derivative income (losses). The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged items in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified.

The Company issues annuity contracts and FA's that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or FA contract) and is carried at fair value. The Company also purchases call options and futures on the S&P 500 Index and total return swaps to economically hedge its obligation under certain of these equity-indexed annuity contracts. Each FA contract is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity linked cross currency swaps. The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Derivative losses (continued)

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company also utilizes put options on the S&P 500 Index to hedge against stock market exposure inherent in the mortality and expense charges and guaranteed minimum living and death benefit features of the Company's variable annuities.

Net derivative income (loss) for the Wealth Management Segment for the three months ended March 31 consisted of the following (in 000's):
	2005	2004
Net expense on swap agreements	$ (19,796)	$ (18,095)
Change in fair value of swap agreements (interest rate, currency, and equity)	48,720	(33,659)
Change in fair value of options, futures and embedded derivatives	(3,686)	(3,760)

Total derivative income (loss)	$ 25,238	$ (55,514)

Realized investment gains - were $3.2 million and $48.8 million for the three months ended March 31, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. Realized investment gains (losses) include write-downs of fixed maturities for other-than-temporary impairments of $(8.8) million and $(7.4) million for the three months ended March 31, 2005 and 2004, respectively.

BENEFITS AND EXPENSES

Total benefits and expenditures were $285.9 million and $202.4 million for the three months ended March 31, 2005 and 2004, respectively.  The increase of $83.5 million was primarily due to an increase in DAC amortization.

Interest credited - to policyholders was $162.6 million and $163.9 million for the three months ended March 31, 2005 and 2004, respectively. The decrease of $1.3 million was the result of a decrease in average interest credited rate of ($8.7 million) offset by a higher average policyholder balances of ($7.4 million).

Interest expense - was $15.7 million and $21.0 million for the three months ended March 31, 2005 and the 2004, respectively. The $5.3 million decrease was due to lower allocated capital charge from the Corporate Segment.

Policyholder benefits - were $25.9 million and $32.3 million for the three months ended March 31, 2005 and 2004, respectively. The $6.4 million decrease in 2005 compared to 2004 was primarily due to a $3.6 million and $3.3 million decrease in death benefits and annuity payments, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Operating Expenses - were $35.5 million and $26.2 million for the three months ended March 31, 2005 and 2004, respectively. The increase of $9.3 million was primarily due to an $8.2 million increase in general operating expenses and a $1.1 million increase in commission expense. The increase in operating expense was due to increased marketing costs and overhead allocations.

Amortization of deferred policy acquisition costs - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $44.1 million and $(42.5) million for the three months ended March 31, 2005 and 2004, respectively. The $86.6 million increase in DAC amortization was primarily due to a $82.2 million unlocking adjustment that decreased amortization for the three months ended March 31, 2004. The unlocking adjustment in 2004 was due to favorable changes in the equity markets utilized in the estimated future gross profit assumptions used to calculate DAC amortization. There were no changes in assumptions for the three months ended March 31, 2005.

Amortization of value of business acquired - relates to the actuarial-determined present value of projected future gross profits from policies in force at the date that Keyport Life Insurance Company was acquired (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $2.2 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively.

Individual Protection Segment

The Company primarily markets variable life insurance products. These products include variable universal life ("VUL") products marketed to individuals, corporations (corporate owned life insurance ("COLI")) and banks (bank-owned life insurance) markets. VUL products are insurance products that allow for flexible premiums and the policyholder directs how the cash value is invested, and thus bears the investment risk. Additionally, the Company administers closed blocks of SPWL, universal life and variable life insurance.

The following provides a summary of the operations for the Individual Protection Segment for the three-month periods ended March 31 (in 000's):
	2005	2004
Total Revenues	$ 21,547	$ 14,638
Total Expenditures	17,370	14,745
Pretax Income (Loss)	4,177	(107)

Net Income (Loss)	$ 2,751	$ (35)

Total revenues were $21.5 million and $14.7 million for three months ended March 31, 2005 and 2004, respectively. The $6.9 million increase was due to increases in fee income ($4.4 million), net investment income ($1.4 million) and net realized investment gain ($1.4 million) partially offset by a decrease of $0.3 million in derivative income. The improvement in fee income was attributed to a $66.6 million increase in deposits in 2005 compared to the same period in 2004. Deposits were $96.7 million and $30.1 million for the three months ended March 31, 2005 and 2004, respectively. The increase in net investment income was primarily due to an increase in the asset base of the COLI VUL product.

Total expenses were $17.4 million and $14.7 million for the three months ended March 31, 2005 and 2004, respectively. The $2.7 million increase was primarily due to a $1.8 million increase in other operating expenses and a $0.8 million increase in interest credited. The change in operating expenses was attributed to a $1.3 million increase in premium taxes and a $0.5 million increase in commissions related to the increase in deposits in the COLI VUL product.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term disability products to small and mid-size employers as part of such companies' employee benefit plans. This segment operates only in the State of New York through a subsidiary, Sun Life Insurance and Annuity Company of New York.

The following provides a summary of operations for the Group Protection Segment for the three months ended

March 31 (in 000's):

	2005	2004
Total Revenues
$                    8,691

$                  7,951

Total Expenditures	8,633	8,456
Pretax Income (Loss)	58	(505)

Net Income (Loss)	$ 38	$ (328)

Total revenues were $8.7 million and $8.0 million for the three months ended March 31, 2005 and 2004, respectively. The $0.7 million increase in revenue was primarily due to a net increase in premiums in the group life insurance ($1.1 million) and long-term disability ($0.5 million) lines of business, offset by a decrease in stop-loss insurance ($0.9 million).

Total expenditures remained consistent and were $8.6 million and $8.5 million for the three months ended March 31, 2005 and 2004, respectively.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investments in a variable interest entity ("VIE"), its debt financing and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the three months ended

March 31 (in 000's):
	2005	2004
Total Revenues	$ 45,657
$                  65,023

Total Expenditures	36,653	22,572
Pretax Income	9,004	42,451

Net Income	$ 2,475	$ 32,309

The Corporate Segment had pretax income of $9.0 million and $42.5 for the three months ended March 31, 2005 and 2004, respectively. The $33.5 million decrease in pretax income was primarily attributed to a $25.2 million decrease in derivative income associated with the consolidation of the VIE and a provision recorded in anticipation of settling administrative actions with the U.S. Securities and Exchange Commission (the "SEC"), as well as an $8.1 million decrease in realized gain on sale of investments. Those decreases were partially offset by a $14.8 million improvement in earnings due to venture capital and other alternative investments and an $11.5 million decrease in other expenses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. This evaluation included consideration of the restatement described in Note 1 to the Company's condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As part of an industry wide investigation, state regulators are investigating certain compensation arrangements and other business practices between insurance companies and brokers. The Company and certain of its affiliates have received requests for information from state regulators and are cooperating with respect to these matters.

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the SEC and under certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating with the SEC in these matters.

As a result of these investigations and examinations, the Company is engaged in discussions with the SEC that may lead to settled administrative actions involving the Company and certain of its subsidiaries. The Company has recorded a provision associated with such matters in its Corporate Segment, which had a material adverse effect on the Company's operating results for the quarterly period ended March 31, 2005. While it is not possible to predict the final outcome of the Company's discussions with the SEC, management expects that the ultimate resolution of these matters will not be material to the financial condition of the Company.

In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors, and recordkeeping requirements. While it is not possible to predict the final outcome of these matters, management expects that their ultimate resolution will not be material to the financial condition of the Company.

The Company and its subsidiaries are engaged in various kinds of ordinary routine litigation incidental to the Company's business which, in management's judgment, is not expected to be material to the business or financial condition of the Company or its subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 5. Other Information.

(a) None.

(b) None.

Item 6. Exhibits.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

May 16, 2005	/s/ Robert C. Salipante
Date	Robert C. Salipante, President

May 16, 2005	/s/ Gary Corsi
Date	Gary Corsi, Vice President and Chief Financial Officer