Form 10-Q
period 2005-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2005-08-12
CIK 745544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended June 30, 2005	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824 and 333-111636

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of principal executive offices)		(Zip Code)

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

Registrant has 6,437 shares of common stock outstanding on August 12, 2005, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2004

TABLE OF CONTENTS

PART II -	Other Information

Item 1:	Legal Proceedings	33

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3:	Defaults Upon Senior Securities	34

Item 4:	Submission of Matters to a Vote of Security Holders	34

Item 5:	Other Information	34

Item 6:	Exhibits	34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2005	2004 Restated (1)

Revenues

Premiums and annuity considerations	$ 25,336	$ 29,128
Net investment income	581,630	535,117
Net derivative (loss) income	(120,939)	11,877
Net realized investment gains	22,532	66,913
Fee and other income	179,341	175,904

Total revenues	687,900	818,939

Benefits and Expenses

Interest credited	319,832	333,383
Interest expense	61,084	73,548
Policyowner benefits	68,508	74,799
Other operating expenses	94,775	93,173
Amortization of deferred policy acquisition costs and value of business acquired	98,828	(3,610)

Total benefits and expenses	643,027	571,293

Income before income tax expense, minority interest and cumulative effect of change in accounting principle	44,873	247,646

Income tax expense	7,237	67,075

Net income before minority interest and cumulative effect of change in accounting principle	37,636	180,571

Minority interest share of (loss) income	(1,214)	1,676

Net income before cumulative effect of change in accounting principle	38,850	178,895

Cumulative effect of change in accounting principle, net of tax benefit of $4,814	-	(8,940)

Net income	$ 38,850	$ 169,955

(1) See Note 1

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the three-month periods ended June 30,

	Unaudited
	2005	2004

Revenues

Premiums and annuity considerations	$ 12,389	$ 13,417
Net investment income	308,803	219,955
Net derivative (loss) income	(144,113)	43,629
Net realized investment gains	17,030	9,030
Fee and other income	90,326	87,009

Total revenues	284,435	373,040

Benefits and Expenses

Interest credited	153,250	166,311
Interest expense	30,258	38,099
Policyowner benefits	36,321	35,310
Other operating expenses	25,686	48,944
Amortization of deferred policy acquisition costs and value of business acquired	48,941	34,492

Total benefits and expenses	294,456	323,156

(Loss) income before income tax (benefit) expense and minority interest	(10,021)	49,884

Income tax (benefit) expense	(13,821)	5,681

Net income before minority interest	3,800	44,203

Minority interest share of loss	-	(3,187)

Net income	$ 3,800	$ 47,390

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	Unaudited
ASSETS	June 30, 2005	December 31, 2004
Investments
Fixed maturities available-for-sale at fair value (amortized cost
of $16,191,921 and $16,207,312 in 2005 and 2004, respectively)	$16,684,788	$16,692,987
Trading fixed maturities at fair value (amortized cost of
$2,086,102 and $1,408,618 in 2005 and 2004, respectively)	2,142,498	1,491,028
Subordinated note from affiliate held-to-maturity (fair value of $687,429 and $689,132 in 2005 and 2004, respectively)	600,000	600,000
Short-term investments	-	23,957
Mortgage loans	1,536,570	1,465,896
Derivative instruments - receivable	436,904	566,401
Limited partnerships	252,238	304,809
Real estate	169,029	168,139
Policy loans	702,479	696,305
Other invested assets	583,504	791,541
Cash and cash equivalents	593,656	552,949
Total investments	23,701,666	23,354,012

Accrued investment income	293,882	279,679
Deferred policy acquisition costs	1,194,175	1,147,181
Value of business acquired	16,218	24,130
Goodwill	701,451	701,451
Receivable for investments sold	161,268	21,213
Reinsurance receivable from affiliate	1,893,582	1,928,365
Other assets	150,940	111,131
Separate account assets	18,701,778	19,120,381
Total assets	$46,814,960	$46,687,543
LIABILITIES
Contractholder deposit funds and other policy liabilities	$19,115,702	$18,846,238
Future contract and policy benefits	705,329	721,135
Payable for investments purchased	716,973	284,511
Accrued expenses and taxes	94,252	95,655
Deferred federal income taxes	64,501	64,610
Long-term debt	-	33,500
Long-term debt payable to affiliates	1,125,000	1,025,000
Partnership capital securities	607,826	607,826
Ceded funds withheld - affiliate	1,664,585	1,697,348
Derivative instruments - payable	280,219	228,774
Other liabilities	748,368	1,010,006
Separate account liabilities	18,701,778	19,120,381
Total liabilities	43,824,533	43,734,984

Commitments and contingencies - Note 5
Minority interest	-	5,561
STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	6,437	6,437
Additional paid-in capital	2,131,888	2,131,888
Accumulated other comprehensive income	185,217	180,638
Retained earnings	666,885	628,035
Total stockholder's equity	2,990,427	2,946,998

Total liabilities and stockholder's equity	$46,814,960	$46,687,543

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2005	2004 Restated (1)

Net income	$ 38,850	$ 169,955
Other comprehensive income (loss):
Net change in unrealized holding gains (losses) on available-for- sale securities, net of tax and policyholder amounts	39,738	(76,718)
Reclassification adjustments of realized investment (gains) into net income	(35,159)	(88,357)
Other comprehensive income (loss)	4,579	(165,075)

Comprehensive income	$ 43,429	$ 4,880

For the three-month periods ended June 30,

	Unaudited
	2005	2004

Net income	$ 3,800	$ 47,390
Other comprehensive income (loss):
Net change in unrealized holding gains (losses) on available-for- sale securities, net of tax and policyholder amounts	129,959	(229,131)
Reclassification adjustments of realized investment (gains) into net income	(26,856)	(50,253)
Other comprehensive income (loss)	103,103	(279,384)

Comprehensive income (loss)	$ 106,903	$ (231,994)

(1) See Note 1

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the six-month periods ended June 30, 2005 and 2004

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2003	$6,437	$2,071,888	$227,681	$563,335	$2,869,341

Comprehensive income:
Net income - Restated (1)				169,955	169,955
Dividends				(100,000)	(100,000)
Other comprehensive loss			(165,075)		(165,075)

Balance at June 30, 2004 - Restated (1)	$6,437	$2,071,888	$62,606	$633,290	$2,774,221

Balance at December 31, 2004	$6,437	$2,131,888	$180,638	$628,035	$2,946,998

Comprehensive income:
Net income				38,850	38,850
Other comprehensive income			4,579		4,579

Balance at June 30, 2005	$6,437	$2,131,888	$185,217	$666,885	$2,990,427

(1) See Note 1

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2005	2004 Restated (1)

Cash Flows From Operating Activities:
Net income from operations	$ 38,850	$ 169,955
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
(Loss) income to minority interest	(1,214)	1,676
Amortization of discount and premiums	26,602	40,944
Amortization of DAC and VOBA	98,828	(3,610)
Depreciation and amortization	1,961	1,247
Non cash derivative activity	82,624	(32,283)
Net realized (gains) on investments	(22,532)	(66,913)
Net unrealized losses on trading investments	26,014	32,724
Net change in unrealized and undistributed (gains) in private
equity limited partnerships	(21,053)	(40,110)
Interest credited to contractholder deposits	319,832	333,383
Deferred federal income taxes	1,895	77,420
Cumulative effect of change in accounting principles, net of tax	-	8,940
Changes in assets and liabilities:
Deferred acquisition costs	(140,078)	(189,295)
Accrued investment income	(14,459)	7,246
Future contract and policy benefits	(15,806)	(19,546)
Other, net	88,485	285,152
Net (purchases) sales of trading fixed maturities	(335,595)	33,776

Net cash (used in) provided by operating activities	134,354	640,706

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	3,124,439	6,340,740
Mortgage loans	55,403	10,612
Other invested assets	395,691	-
Net cash in disposition of subsidiary	17,040	39,688
Purchases of:
Available-for-sale fixed maturities	(3,220,787)	(5,983,748)
Mortgage loans	(124,624)	(204,231)
Real estate	(3,479)	(61,520)
Other invested assets	(152,332)	(143,381)
Change in other investing activities, net	(211,113)	-
Net change in policy loans	(6,174)	1,368
Net change in short term investments	(4,543)	(5,027)

Net cash provided by (used in) investing activities	$ (130,479)	$ (5,499)

Continued on next page

(1) See Note 1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2005	2004 Restated (1)

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	1,569,515	1,240,563
Withdrawals from contractholder deposit funds	(1,634,241)	(1,684,506)
Debt proceeds	100,000	-
Dividends	-	(100,000)
Other, net	1,558	9,437

Net cash provided by (used in) financing activities	36,832	(534,506)

Net change in cash and cash equivalents	40,707	100,701

Cash and cash equivalents, beginning of period	552,949	558,185

Cash and cash equivalents, end of period	$ 593,656	$ 658,886

Supplemental Schedule of non-cash investing and financing activities

On April 19, 2005, the Company sold its interest in a consolidated variable interest entity ("VIE"). As a result of the sale, bonds decreased by $26.6 million, short-term investments decreased by $28.5 million, investment income due and accrued decreased by $0.3 million, other invested assets decreased by $3.2 million, other liabilities decreased by $26.1 million, deferred tax liability decreased by $3.9 million, and notes payable decreased by $33.5 million.

On June 30, 2004, the Company sold its interest in another consolidated VIE. As a result of the sale, bonds decreased by $51.0 million, other liabilities decreased by $11.1 million, deferred tax liability decreased by $3.8 million, notes payable decreased by $7.0 million and other invested assets decreased by $0.6 million.

See Note 7 for further information on these VIE transactions.

(1) See Note 1

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

As of December 31, 2004, SLC - U.S. Ops Holdings, was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company incorporated in 1865 and a direct wholly-owned subsidiary of SLF. On January 4, 2005, a reorganization was completed under which most of SLOC's asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned subsidiary of SLF. The Company and its subsidiaries are now indirect wholly-owned subsidiaries of Sun Life Financial Corp., and continue to be indirect wholly-owned subsidiaries of SLF.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. As of June 30, 2005, the Company owned all of the outstanding shares of SLNY, Sun Benefit Services Company, Inc. ("SBSC"), Sun Life of Canada (U.S.) SPE 97-I, Inc. ("SPE 97-I"), Clarendon Insurance Agency, Inc. ("Clarendon"), SLF Private Placement Investment Company I, LLC ("Private Placement I"), Sun Parkaire Landing LLC ("Sun Parkaire"), 7101 France Avenue Manager, LLC ("France Avenue"), Independence Life and Annuity Company ("Independence Life"), and Sun Life of Canada (U.S.) Holdings General Partner LLC (the "General Partner").

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

In addition, the Company had consolidated a certain interest in a VIE. The consolidation of the VIE required the Company to report its minority interest relating to the equity ownership not controlled by the Company. The Company's interest in the VIE was sold on April 19, 2005.

On December 31, 2004, Sun Capital Advisers, Inc., a registered investment adviser now known as Sun Capital Advisers LLC ("SCA"), was distributed in the form of a dividend to the Company's indirect parent and became a consolidated subsidiary of SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company's wholly-owned subsidiary. The Company's revenues, expenses and net income for the six-months ended June 30, 2004 include $3.8 million, $3.5 million and $0.2 million, respectively, related to SCA.

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

RESTATEMENT

In October 2004, the American Institute of Certified Public Accountants ("AICPA") issued a Technical Bulletin on financial accounting and reporting issues related to Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The provisions of this AICPA Technical Bulletin were incorporated in the Company's annual financial statements for the year ended December 31, 2004. The Company's previously issued June 30, 2004 financial statements reported the cumulative effect of change in accounting principle as a $0.9 million reduction to net income. Upon adoption of the guidance in the AICPA Technical Bulletin, the Company restated the amount of the cumulative effect of change in accounting principle in the accompanying financial statements as an $8.9 million reduction to net income, net of tax, as of June 30, 2004.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $19.0 million and $36.3 million for the three and six-month periods ended June 30, 2005, respectively, and $15.8 million and $40.2 million for the three and six-month periods ended June 30, 2004, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $41.3 million and $79.2 million for the three and six-month periods ended June 30, 2005, respectively, and $30.5 million $67.8 million for the three and six-month periods ended June 30, 2004, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 2009 and options to extend the terms for each of eleven successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term that is then ending. Under these leases, the Company received rent of $2.7 million and $5.3 million for the three and six-month periods ended June 30, 2005, respectively, and $3.0 million and $6.0 million for the three and six-month periods ended June 30, 2004, respectively.

The Company did not make any dividend payments during the six-month period ended June 30, 2005, and the Company declared and paid a $100.0 million cash dividend to its parent, SLC - U.S Ops Holdings, during the six-month period ended June 30, 2004,.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company ("MFS"), serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.7 million and $11.6 million for the three and six-month periods ended June 30, 2005, respectively, and $5.7 million and $11.5 million for the three and six-month periods ended June 30, 2004, respectively.

The Company earned interest of $1.1 million and $2.1 million for the three and six-month periods ended June 30, 2005, respectively, and $1.1 million and $1.8 million for the three and six-month periods ended June 30, 2004, respectively. The interest earned is related to a total of $140.0 million in promissory notes that the Company purchased from MFS, an affiliate.

At June 30, 2005 and 2004, the Company had a $380 million promissory note and an $80 million promissory note issued to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) LLC"). The Company pays interest semi-annually to Sun Life (Hungary) LLC. Total interest incurred was $13.2 million for each of the six-month periods ended June 30, 2005 and 2004, respectively.

At June 30, 2005 and 2004, the Company had $565 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company. The Company incurred $21.3 million in interest expense on these surplus notes for each of the six-month periods ended June 30, 2005 and 2004, respectively.

As more fully described in Note 4, the Company has been involved in a reinsurance transaction with SLOC.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

On June 3, 2005, the Company entered into a Terms Agreement (the "Terms Agreement") with its affiliates Sun Life Financial Global Funding, L.P. (the "Issuer"), Sun Life Financial Global Funding, U.L.C. (the "ULC") and Sun Life Financial Global Funding, L.L.C. (the "LLC"), and with Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (each, an "Initial Purchaser" and collectively, the "Initial Purchasers"), in connection with the offer and sale by the Issuer of $600 million of Series 2005-1 Floating Rate Notes due 2010 (the "First Tranche Notes"). The payment obligations of the Issuer under the First Tranche Notes are unconditionally guaranteed by the LLC pursuant to a guarantee (the "Secured Guarantee") dated as of June 10, 2005, and the obligations of the LLC under the Secured Guarantee are secured by a floating rate funding agreement issued by the Company to the LLC on the same date. In addition, the Company issued a $100 million floating rate demand note payable to the LLC on the same date . The Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of November 11, 2004 (the "Purchase Agreement") by and among the Issuer, the ULC, the LLC, the Company and the Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each Initial Purchaser against certain securities law liabilities related to the offering of the First Tranche Notes.

On June 29, 2005, the Company entered into a Second Terms Agreement (the "Second Terms Agreement") with the Issuer, the ULC, the LLC, Citigroup Global Markets, Inc. ("Citigroup") and Morgan Stanley & Co. Incorporated ("Morgan Stanley"), in connection with the offer and sale by the Issuer of $300 million of Series 2005-1-2 Floating Rate Notes due 2010 (the "Second Tranche Notes"). The payment obligations of the Issuer under the Second Tranche Notes are unconditionally guaranteed by the LLC pursuant to the Secured Guarantee, and the obligations of the LLC under the Secured Guarantee with respect to the Second Tranche Notes are secured by a floating rate funding agreement issued by the Company to the LLC on July 5, 2005. The Second Terms Agreement incorporates by reference the provisions of the Purchase Agreement. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each Initial Purchaser, including Citigroup and Morgan Stanley, against certain securities law liabilities related to the offering of the Second Tranche Notes. The issuance of the Second Tranche Notes and related transactions effected pursuant to the Second Terms Agreement closed on July 5, 2005, after the beginning of the Company's third quarter, and will be reflected in its financial statements commencing with those prepared for such quarter.

The Company has entered into two interest rate swap agreements with the LLC with an aggregate notional amount of $900 million that effectively convert the floating rate payment obligations under the funding agreements to fixed rate obligations.

During the three and six-month periods ended June 30, 2005, the Company paid $2.4 million and $7.9 million, respectively, in investment management services fees to SCA, an affiliate and registered investment adviser.

The Company paid $6.6 million and $13.3 million for the three and six-month periods ended June 30, 2005, respectively, and $8.5 million and $18.6 million for the three and six-month periods ended June 30, 2004, respectively, in commission fees to Sun Life Financial Distributors, Inc., an affiliate.

The Company paid $8.3 million and $14.9 million for the three and six-month periods ended June 30, 2005, respectively, and $14.1 million and $28.5 million for the three and six-month periods ended June 30, 2004, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

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

Net investment income is allocated based on segmented assets by line of business. Allocations of operating expenses among segments are made using both standard rates and actual expenses incurred. Management evaluates the results of the operating segments on an after-tax basis. The Company does not depend on one or a few customers, brokers or agents for a significant portion of its operations.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments (in 000's):

	Six-month period ended June 30, 2005

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 563,634	$39,732	$17,186	$67,348	$687,900
Total Expenditures	555,451	36,612	18,249	32,715	643,027
Income (loss) before income tax expense, minority interest and cumulative effect of change in accounting principle	8,183	3,120	(1,063)	34,633	44,873

Net income (loss)	$ 10,871	$2,098	$(691)	$26,572	$38,850

	Six-month period ended June 30, 2004 - Restated

Total Revenues	$ 674,161	$29,134	$16,207	$99,437	$818,939
Total Expenditures	478,866	30,038	15,147	47,242	571,293
Income (loss) before income tax expense, minority interest and cumulative effect of change in accounting principle	195,295	(904)	1,060	52,195	247,646

Net income (loss)	$ 131,787	$(518)	$689	$37,997	$169,955

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

	Three-month period ended June 30, 2005

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 236,064	$18,185	$8,495	$21,691	$284,435
Total Expenditures	269,536	19,242	9,616	(3,938)	294,456
Income (loss) before income tax expense, minority interest and cumulative effect of change in accounting principle	(33,472)	(1,057)	(1,121)	25,629	(10,021)

Net (loss) income	$ (18,915)	$(653)	$(729)	$24,097	$3,800

	Three-month period ended June 30, 2004

Total Revenues	$ 315,872	$14,497	$8,256	$34,415	$373,040
Total Expenditures	276,501	15,292	6,693	24,670	323,156
Income (loss) before income tax expense, minority interest and cumulative effect of change in accounting principle	39,371	(795)	1,563	9,745	49,884

Net income (loss)	$ 41,168	$(482)	$1,016	$5,688	$47,390

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. REINSURANCE

The Wealth Management Segment manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.7 billion as of June 30, 2005. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $5.8 million and $29.2 million for the three and six-month periods ended June 30, 2005, respectively, and by $26.0 million and $49.7 million for the three and six-month periods ended June 30, 2004, respectively. The reduction of net investment income resulting from the interest paid on funds withheld includes the impact from net investment income, net derivative (loss) income and net realized investment gains. The Company also reduced interest credited by $17.5 million and $32.3 million for the three and six-month periods ended June 30, 2005, respectively, and by $19.1 million and $39.2 million for the three and six-month periods ended June 30, 2004, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $0.7 million and $6.7 million for the three and six-month period ended June 30, 2005, respectively, and $1.8 million and $3.6 million for the three and six-month periods ended June 30, 2004, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

5. COMMITMENTS AND CONTINGENT LIABILITIES

REGULATION AND REGULATORY DEVELOPMENTS

Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by state guaranty funds or voluntary payments by solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company pursuant to these laws may be used as credits for a portion of the associated premium taxes.

As part of an industry wide investigation, state regulators have been investigating certain compensation arrangements and other business practices between insurance companies and brokers. The Company and certain of its affiliates have received requests for information from state regulators and have responded to them.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the U.S. Securities and Exchange Commission (the "SEC") and under certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. On July 18, 2005, counsel for the Company and certain of its affiliates was notified by the staff of the SEC's Enforcement Division that the staff has no further enforcement interest in these matters. As a result, the Company released the provision that was previously recorded in the Corporate Segment in the quarterly period ended March 31, 2005 in anticipation of settling such matters with the SEC. The Company, however, continues to cooperate with the SEC with respect to its ongoing examinations related to these matters.

In addition, the SEC is continuing its investigation of certain of the Company's affiliates relating to directed brokerage and revenue-sharing arrangements, and those affiliates continue to cooperate in this investigation.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS

The following table sets forth the components of the net periodic pension cost for the six-month periods ended June 30 (in 000's):

	2005		2004
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 5,474	$ 667	$ 4,936	$ 600

Interest cost	6,920	1,497	6,060	1,500

Expected return on plan assets	(10,046)	-	(8,852)	-

Amortization of transition obligation asset	(1,525)	-	(1,526)	-

Amortization of prior service cost	428	(120)	428	(120)

Recognized net actuarial loss	959	636	1,570	670
Net periodic benefit cost	$ 2,210	$ 2,680	$ 2,616	$ 2,650
The Company's share of net periodic benefit cost	$ 2,193	$ 2,304	$ 1,823	$ 2,081

The following table sets forth the components of the net periodic pension cost for the three-month periods ended June 30, (in 000's):

	2005		2004
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 2,737	$ 333	$ 2,468	$ 254

Interest cost	3,460	748	3,030	716

Expected return on plan assets	(5,023)	-	(4,426)	-

Amortization of transition obligation asset	(763)	-	(763)	-

Amortization of prior service cost	214	(60)	214	(60)

Recognized net actuarial loss	479	318	785	267
Net periodic benefit cost	$ 1,104	$ 1,339	$ 1,308	$ 1,177
The Company's share of net periodic benefit cost	$ 1,096	$ 1,152	$ 397	$ 1,241

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS (continued)

In addition, the Company incurred $0.7 million and $1.5 million for the three and six-month periods ended June 30, 2005, respectively, and $0.4 million and $0.6 million for the three and six-month periods ended June 30, 2004, respectively, in expense for an uninsured benefit plan for which it is not a plan sponsor.

7. SALE OF VARIABLE INTEREST ENTITY

On April 19, 2005, the Company sold its interest in a consolidated VIE and recognized a gain of $6.1 million. The Company received cash proceeds of $22.1 million and reduced consolidated assets and liabilities by $66.5 million and $63.6 million, respectively. The Company's net income for the six-month period ended June 30, 2005 includes a net loss of $0.8 million related to this VIE.

On June 30, 2004, the Company sold its interest in another consolidated VIE and recognized a gain of $9.7 million. The Company received net cash proceeds of $39.7 and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company's net income for the six-month period ended June 30, 2004 includes net income of $7.1 million related to this VIE.

8. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of Keyport Life Insurance Company. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2005 and concluded that these assets are not impaired.

9. LIABILITIES FOR CONTRACT GUARANTEES

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

The table below represents information regarding the Company's variable annuity contracts with guarantees at June 30, 2005 (in 000's):

Benefit Type	Account Balance	Net Amount at Risk	Average Attained Age
Minimum Death	$ 16,224,210	$ 2,460,884	66.5
Minimum Income	$ 371,302	$ 74,227	58.9
Minimum Accumulation or Withdrawal	$ 1,217,785	$ 654	61.7

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the reserve for the guaranteed minimum death benefit and income benefit at June 30, 2005 (in 000's):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2004	$ 28,313	$ 2,421	$ 30,734

Incurred guaranteed benefits	18,653	472	19,125
Paid guaranteed benefits	(20,267)	-	(20,267)
Interest	396	43	439

Balance at June 30, 2005	$ 27,095	$ 2,936	$ 30,031

The liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest and less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The benefit ratio may be in excess of 100%. For guarantees in the event of death, benefits represent the current guaranteed minimum death payments in excess of the current account balance. For guarantees at annuitization, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

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

The liability for guarantees is re-evaluated periodically and adjustments are made to the liability balance through a charge or credit to policyowner benefits.

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The guaranteed minimum accumulation or withdrawal benefit constituted a (liability) asset of ($4.8) million and $2.8 million at June 30, 2005 and December 31, 2004, respectively.

10. SUBSEQUENT EVENT

On August 12, 2005, the Company declared a $75.0 million dividend to be paid on or before September 30, 2005 to its parent, SLC - U.S. Ops Holdings.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant ("the Company") elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Statement of Operations between the six-month periods ended June 30, 2005 and June 30, 2004.

CAUTIONARY STATEMENT

This Form 10-Q includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
●	Heightened competition, particularly in terms of price, product features and distribution capability, which could constrain the Company's growth and profitability.

●	Changes in interest rates and market conditions.

●	Regulatory and legislative developments.

●	Developments in consumer preferences and behavior patterns.

Restatement

As discussed in Note 1 to the unaudited condensed financial statements, the 2004 financial statements have been restated. This discussion and analysis gives effect to that restatement.

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. There were no changes in assumptions for the six-month period ended June 30, 2005. Changes in assumptions resulted in a decrease in DAC amortization of $79.6 million for the six-month period ended June 30, 2004.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC decreased by $171.8 million and $172.9 million for the unrealized gains at June 30, 2005 and December 31, 2004, respectively, relating to this adjustment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CRITICAL ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of Keyport Life Insurance Company ("Keyport") on November 1, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2005 and concluded that these assets are not impaired.

RESULTS OF OPERATIONS

Six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004:

Net Income

The Company's net income was $38.9 million and $170.0 million for the six-month periods ended June 30, 2005 and 2004, respectively. Income before income taxes, minority interest share of income (loss) and cumulative effect of change in accounting principle was $44.9 million and $247.6 million for the six-month periods ended June 30, 2005 and 2004, respectively. The significant changes are described below.

REVENUES

Total revenues were $687.9 million and $818.9 million for the six-month periods ended June 30, 2005 and 2004, respectively. The decrease of $131.0 million was primarily due to a decrease in derivative income and net realized investment gains partially offset by improvement in net investment income.

Premium and annuity considerations - were $25.3 million and $29.1 million for the six-month periods ended June 30, 2005 and 2004, respectively. The $3.8 million decrease is attributed to a closed block in the group pension line of business.

Net Investment income - was $581.6 million and $535.1 million for the six-month periods ended June 30, 2005 and 2004, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $564.9 million and $539.3 million for the six-month periods ended June 30, 2005 and 2004, respectively. The increase of $25.6 million during 2005, as compared to 2004, was the result of a higher average investment yield ($7.6 million) and an increase in average invested assets ($18.0 million). The higher average investment yield includes the impact of a reduction in interest paid on funds withheld on reinsurance of $20.5 million due primarily to the impact of derivative losses included in the interest paid. Investment income (loss) related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $16.7 million and ($4.3) million for the six month periods ended June 30, 2005 and 2004, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net Derivative income (losses) - were $(120.9) million and $11.9 million for the six-month periods ended June 30, 2005 and 2004, respectively. Derivative losses primarily represent fair value changes of derivative instruments and the net interest received or paid on swap agreements.

All derivatives are recognized on the balance sheet at fair value. Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of net derivative income (loss). The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged items in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

The Company issues annuity contracts and funding agreement ("FA's") that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or FA contract) and is carried at fair value. The Company also purchases call options and futures on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) and total return swaps to economically hedge its obligation under certain equity-indexed annuity contracts. Each FA contract is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity linked cross currency swaps. The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

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

Net derivative income (losses) consisted of the following (in 000's):
	Six-month periods ended June 30,
	2005	2004
Net expense on swap agreements	$ (36,576)	$ (2,406)
Change in fair value of swap agreements (interest rate, currency, and equity)	(61,762)	26,207
Change in fair value of options, futures and embedded derivatives	(22,601)	(11,924)

Total derivative (loss) income	$ (120,939)	$ 11,877

Net Realized investment gains - were $22.5 million and $66.9 million for the six-month periods ended June 30, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $(11.5) million and $(9.2) million for the six-month periods ended June 30, 2005 and 2004, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, surrender charges and other income. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $119.0 million and $114.2 million for the six-month periods ended June 30, 2005 and 2004, respectively. Variable product fees represented 1.26% and 1.29% of the average variable annuity separate account balances for the six-month periods ended June 30, 2005 and 2004, respectively. Average separate account assets were $18.8 billion and $17.7 billion for the six-month periods ended June 30, 2005 and 2004, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $13.9 million and $14.2 million for the six-month periods ended June 30, 2005 and 2004, respectively.

Other income represents fees charged for cost of insurance, investment advisory services and administrative service fees. Other income was $46.4 million and $47.5 million for the six-months periods ended June 30, 2005 and 2004, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

BENEFITS AND EXPENSES

Total benefits and expenses were $643.0 million and $571.3 million for the six-month periods ended June 30, 2005 and 2004, respectively. The increase of $71.7 million was primarily due to an increase in DAC partially offset by decreases in interest credited and interest expense.

Interest credited - to policyholders was $319.8 million and $333.4 million for the six-month periods ended June 30, 2005 and 2004, respectively. The decrease of $13.6 million was the result of a lower average interest credited rate ($31.0 million) offset by an increase in average policyholder balances of ($17.4 million).

Interest expense - was $61.1 million and $73.5 million for the six-month periods ended June 30, 2005 and 2004, respectively. The $12.4 million decrease was due to the sale of a VIE on April 19, 2005.

Policyholder benefits - were $68.5 million and $74.8 million for the six-month periods ended June 30, 2005 and 2004, respectively. The $6.3 million decrease in 2004 compared to 2003 was primarily due to a $6.2 million decrease in annuity payments.

Other operating expenses - were relatively consistent for the six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004. Other operating expenses were $94.8 million and $93.2 million for the six-month periods ended June 30, 2005 and 2004, respectively.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $94.2 million and $(6.7) million for the six-month periods ended June 30, 2005 and 2004, respectively. The $100.9 million increase in DAC amortization was primarily due to a $82.4 million unlocking adjustment that decreased amortization for the six-month period ended June 30, 2004. The unlocking adjustment in 2004 was due to favorable changes in the equity markets utilized in the estimated future gross profit assumptions used to calculate DAC amortization. There were no changes in assumptions for the six-month period ended June 30, 2005.

Amortization of value of business acquired ("VOBA") - relates to the actuarially-determined present value of projected future gross profits from policies in force at the date that the Company acquired Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $4.6 million and $3.1 million for the six-month periods ended June 30, 2005 and 2004, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

Results of Operations by Segment

The Company's net income (loss) from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income (loss) from operations by segment.

Wealth Management Segment

The Wealth Management Segment sells a full range of retirement-oriented insurance products that provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income. This segment also markets FA's to both related and unrelated third parties.

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

Equity-Indexed Annuities - Equity-indexed annuities credit interest to the policyholder using a formula based upon the positive change in value of a specified equity index. The Company's equity-indexed annuity products calculate interest earnings using the S&P 500 Index. The Company's equity-indexed products also provide a guarantee of principal (less withdrawals) at the end of the term or surrender charge period.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

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

On June 3, 2005, the Company entered into a Terms Agreement (the "Terms Agreement") with its affiliates Sun Life Financial Global Funding, L.P. (the "Issuer"), Sun Life Financial Global Funding, U.L.C. (the "ULC") and Sun Life Financial Global Funding, L.L.C. (the "LLC"), and with Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (each, an "Initial Purchaser" and collectively, the "Initial Purchasers"), in connection with the offer and sale by the Issuer of $600 million of Series 2005-1 Floating Rate Notes due 2010 (the "First Tranche Notes"). The payment obligations of the Issuer under the First Tranche Notes are unconditionally guaranteed by the LLC pursuant to a guarantee (the "Secured Guarantee") dated as of June 10, 2005, and the obligations of the LLC under the Secured Guarantee are secured by a floating rate funding agreement issued by the Company to the LLC on the same date. In addition, the Company issued a $100 million floating rate demand note payable to the LLC on the same date . The Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of November 11, 2004 (the "Purchase Agreement") by and among the Issuer, the ULC, the LLC, the Company and the Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each Initial Purchaser against certain securities law liabilities related to the offering of the First Tranche Notes.

On June 29, 2005, the Company entered into a Second Terms Agreement (the "Second Terms Agreement") with the Issuer, the ULC, the LLC, Citigroup Global Markets, Inc. ("Citigroup") and Morgan Stanley & Co. Incorporated ("Morgan Stanley"), in connection with the offer and sale by the Issuer of $300 million of Series 2005-1-2 Floating Rate Notes due 2010 (the "Second Tranche Notes"). The payment obligations of the Issuer under the Second Tranche Notes are unconditionally guaranteed by the LLC pursuant to the Secured Guarantee, and the obligations of the LLC under the Secured Guarantee with respect to the Second Tranche Notes are secured by a floating rate funding agreement issued by the Company to the LLC on July 5, 2005. The Second Terms Agreement incorporates by reference the provisions of the Purchase Agreement. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each Initial Purchaser, including Citigroup and Morgan Stanley, against certain securities law liabilities related to the offering of the Second Tranche Notes. The issuance of the Second Tranche Notes and related transactions effected pursuant to the Second Terms Agreement closed on July 5, 2005, after the beginning of the Company's third quarter, and will be reflected in its financial statements commencing with those prepared for such quarter.

The Company has entered into two interest rate swap agreements with the LLC with an aggregate notional amount of $900 million that effectively convert the floating rate payment obligations under the funding agreements to fixed rate obligations.

The Company uses derivative instruments to manage the risks inherent in the contract options of many of these products.

The Wealth Management Segment manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.7 billion as of June 30, 2005. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

By reinsuring the SPWL product, the Company reduced net investment income by $29.2 million and $49.7 million for the six-month periods ended June 30, 2005 and 2004, respectively. The Company also reduced interest credited by $32.3 million and $39.2 million for the six-month periods ended June 30, 2005 and 2004, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $6.7 million and $3.6 for the six-month period ended June 30, 2005 and 2004, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

The following is a summary of operations for the Wealth Management Segment for the six-month periods ended

June 30 (in 000's):
	2005		2004 - Restated
Total Revenues	$ 563,634	$
 674,161

Total Expenditures	555,451		478,866
Pretax Income	8,183		195,295

Net Income	$ 10,871		$131,787

Pre-tax income was $8.2 million and $195.3 million for the six-month periods ended June 30, 2005 and 2004, respectively. The significant changes are described below.

REVENUES

Total revenues were $563.6 million and $674.2 million for the six-month periods ended June 30, 2005 and 2004, respectively. The decrease of $110.6 million was primarily due to increase in derivative loss and decrease in net realized investment gains partially offset by improvement in net investment income.

Net Investment income - was $505.8 million and $467.9 million for the six-month periods ended June 30, 2005 and 2004, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $526.6 million and $497.2 million for the six-month periods ended June 30, 2005 and 2004, respectively. The increase of $29.4 million during 2005, as compared to 2004, was the result of a higher average investment yield ($18.8 million), and an increase in average invested assets ($10.6 million). The higher average investment yield includes the impact of a reduction in interest paid on funds withheld on reinsurance of $20.5 million due primarily to the impact of derivative losses included in the interest paid. Investment income (loss) related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $(20.8) million and ($29.3) million for the six month periods ended June 30, 2005 and 2004, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Net Derivative (losses) - were $(117.1) million and $(19.7) million for the six-month periods ended June 30, 2005 and 2004, respectively.

Net derivative (losses) for the Wealth Management Segment consisted of the following (in 000's):
	Six-month periods ended June 30,
	2005	2004
Net expense on swap agreements	$ (38,861)	$ (29,392)
Change in fair value of swap agreements (interest rate, currency, and equity)	(55,678)	(315)
Change in fair value of options, futures and embedded derivatives	(22,601)	10,056

Total derivative losses	$ (117,140)	$ (19,651)

Net Realized investment gains - were $16.3 million and $59.6 million for the six-month periods ended June 30, 2005 and 2004, respectively. The Wealth Management Segment incurred write-downs of fixed maturities for other-than-temporary impairments of $(11.4) million and $(9.2) million for the six-month periods ended June 30, 2005 and 2004, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, and surrender charges. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $108.9 million and $106.8 million for the six-month periods ended June 30, 2005 and 2004, respectively. Variable product fees represented 1.43% of the average variable annuity separate account balances for each of the six-month periods ended June 30, 2005 and 2004, respectively. Average separate account assets were $15.2 billion and $15.0 billion for the six-month periods ended June 30, 2005 and 2004, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $13.9 million and $14.2 million for the six-month periods ended June 30, 2005 and 2004, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $555.5 million and $478.9 million for the six-month periods ended June 30, 2005 and 2004, respectively. The increase of $76.6 million was primarily due to increase in DAC and interest expense partially offset by decreases in interest credited and other operating expenses.

Interest credited - to policyholders was $311.9 million and $327.2 million for the six-month periods ended June 30, 2005 and 2004, respectively. The decrease of $15.3 million was the result of a lower average interest credited rate ($29.3 million) offset by an increase in average policyholder balances ($14.0 million).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Policyholder benefits - were $54.5 million and $62.5 million for the six-month periods ended June 30, 2005 and 2004, respectively. The $8.0 million decrease was primarily due to a $6.2 million decrease in annuity payments and a $5.3 million decrease in death benefits offset by a $4.1 million increase in reserves.

Other operating expenses - were relatively consistent for the six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004. Other operating expenses were $66.0 million and $65.9 million for the six-month periods ended June 30, 2005 and 2004, respectively.

Amortization of DAC - Amortization expense was $86.1 million and $(10.5) million for the six-month periods ended June 30, 2005 and 2004, respectively. The $96.6 million increase in DAC amortization was primarily due to a $82.6 million unlocking adjustment that decreased amortization for the six-month period ended June 30, 2004. The unlocking adjustment in 2004 was due to favorable changes in the equity markets utilized in the estimated future gross profit assumptions used to calculate DAC amortization. There were no changes in assumptions for the six-month period ended June 30, 2005.

Amortization of VOBA - was $4.6 million and $3.1 million for the six-month periods ended June 30, 2005 and 2004, respectively.

Individual Protection Segment

The Individual Protection Segment primarily markets variable life insurance products. These products include variable universal life ("VUL") products marketed to individuals, corporations (corporate owned life insurance ("COLI")) and banks (bank-owned life insurance). VUL products are insurance products that allow for flexible premiums, and the policyholder directs how the cash value is invested and thus bears the investment risk. Additionally, the Company administers closed blocks of SPWL, universal life and variable life insurance.

The following provides a summary of the operations for the Individual Protection Segment for the six-month periods ended June 30 (in 000's):
	2005		2004
Total Revenues	$ 39,732	$
                   29,134

Total Expenditures	36,612		30,038
Pretax Income (Loss)	3,120		(904)

Net Income (Loss)	$ 2,098		$(518)

Total revenues were $39.7 million and $29.1 million for the six-month periods ended June 30, 2005 and 2004, respectively. The $10.6 million increase in revenues was due to an increase in fee income of $6.2 million primarily in the COLI-VUL product, an increase in net investment income of $2.7 million due primarily to an increase in the average asset base and an increase in net realized investment gain of $1.7 million due primarily to the sale of bonds in the closed block of universal life product.

Total expenses were $36.6 million and $30.0 million for the six-month periods ended June 30, 2005 and 2004, respectively. The $6.6 million increase was primarily due to a $4.3 million increase in DAC amortization and a $1.7 million increase in interest credited.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, stop loss insurance, short-term and long-term disability products to small and mid-size employers as part of such companies' employee benefit plans. This segment operates only in the State of New York through a subsidiary, Sun Life Insurance and Annuity Company of New York.

The following provides a summary of operations for the Group Protection Segment for the six-month periods ended

June 30 (in 000's):

	2005		2004
Total Revenues	$ 17,186	$
                 16,207

Total Expenditures	18,249		15,147
Pretax (Loss) Income	(1,063)		1,060

Net (Loss) Income	$ (691)		$689

Total revenues for the six months ended June 30, 2005 increased by $1.0 million as compared to the six months ended June 30, 2004. The increase in revenue was primarily due to higher (lower) premiums in the group life, disability, and stop-loss lines of business of $1.9 million, $0.8 million, and $(1.9) million, respectively.

Total expenditures for the six months ended June 30, 2005 increased by $3.1 million compared to the six months ended June 30, 2004 due to an increase in policyowner benefits and allocated operating expenses of $2.1 million and $1.0 million, respectively.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investment in a VIE, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the six-month periods ended

June 30 in (000's):
	2005		2004
Total Revenues	$ 67,348	$
99,437

Total Expenditures	32,715		47,242
Pretax Income	34,633		52,195

Net Income	$ 26,572		$37,997

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Corporate Segment (continued)

The Corporate Segment had pretax income of $34.6 million and $52.2 million for the six-month periods ended June 30, 2005 and 2004, respectively. The $17.6 million decrease in pretax income was primarily attributed to a $35.3 million decrease in derivative income associated with the consolidation of a VIE and a $2.9 million decrease in realized gains on the sale of investments. Those changes were partially offset by a $5.8 million improvement in earnings due to venture capital and other alternative investments, and a decrease in interest expense of $14.4 million primarily due to the consolidated VIE.

On April 19, 2005, the Company sold its interest in a consolidated VIE and recognized a gain of $6.1 million. The Company received cash proceeds of $22.1 million and reduced consolidated assets and liabilities by $66.5 million and $63.6 million, respectively. The Company's net income for the six-month period ended June 30, 2005 includes net loss of $0.8 million related to this VIE.

On June 30, 2004, the Company sold its interest in another consolidated VIE and recognized a gain of $9.7 million. The Company received net cash proceeds of $39.7 and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company's net income for the six-month period ended June 30, 2004 includes net income of $7.1 million related to this VIE.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. This evaluation included consideration of the restatement described in Note 1 to the Company's condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As part of an industry wide investigation, state regulators have been investigating certain compensation arrangements and other business practices between insurance companies and brokers. The Company and certain of its affiliates have received requests for information from state regulators and have responded to them.

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the SEC and under certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. On July 18, 2005, counsel for the Company and certain of its affiliates was notified by the staff of the SEC's Enforcement Division that the staff has no further enforcement interest in these matters. The Company, however, continues to cooperate with the SEC with respect to its ongoing examinations related to these matters.

In addition, the SEC is continuing its investigation of certain of the Company's affiliates relating to directed brokerage and revenue-sharing arrangements, and those affiliates continue to cooperate in this investigation.

The Company and its subsidiaries are engaged in various kinds of ordinary routine litigation incidental to the Company's business which, in management's judgment, is not expected to be material to the business or financial condition of the Company or its subsidiaries.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 5. Other Information.

(a) None.

(b) None.

Item 6. Exhibits.

The following exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No. Description
3.1	Certificate of Incorporation as amended through March 24, 2004 (Incorporated herein by reference to Registrant's Annual Report on Form 10-K, filed on March 29, 2004)

3.2	By-laws, as amended March 19, 2004 (Incorporated herein by reference to Registrant's Annual Report on Form 10-K, filed on March 29, 2004)

4.1

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(b) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.2

Flexible Payment Combination Fixed/Variable Individual Annuity Contract (Incorporated herein by reference to Exhibit 4(c) to Amendment No. 37 to the Registration Statement on Form N-4, File 333-83256, filed on June 22, 2002)

4.3

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(b) to the Registration Statement on Form N-4, File No. 333-74844, filed on December 10, 2001)

4.4

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(b) to Post-Effective Amendment No. 5 to the Registration Statement on Form N-4, File No 033-41628, filed on September 20, 1994)

4.5

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(b) to Post-Effective Amendment No. 9 to the Registration Statement on Form N-4, File No. 033-41628, filed on March 2, 1998)

4.6	Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(c) to Registration Statement on Form N-4, File 333-74844, filed on December 10, 2001)

4.7

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to the Registration Statement on Form N-4, File No. 333-37907, filed on October 14, 1997)

4.8

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-41438, filed on September 25, 2000)

4.9

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form N-4, File No. 333-05227, filed on April 10, 1998)

4.10

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-30844, filed on June 9, 2000)

4.12

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-82957, filed September 29, 1999)

4.13

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-31248, filed on June 14, 2000)

4.14

Certificate to be issued in connection with Contract (Incorporated herein by reference to Exhibit 4(b) to the Registration Statement of the Registrant on Form S-2, File 333-62837, filed on February 4, 1998)

4.15

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(b) to the Registration Statement on Form N-4, File No. 333-74972, filed on December 12, 2001)

4.16

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Post-Effective Amendment No. 9 to the Registration Statement on Form N-4, File No. 033-29852, filed on April 16, 1998)

10.1

Terms Agreement, dated as of June 3, 2005, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on June 9, 2005)

10.2

Purchase Agreement, dated as of November 11, 2004, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrants's Current Report on Form 8-K, filed on June 9, 2005)

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

August 12, 2005	/s/ Robert C. Salipante
Date	Robert C. Salipante, President

August 12, 2005	/s/ Gary Corsi
Date	Gary Corsi, Vice President and Chief Financial Officer