Form 10-Q
period 2005-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2005-11-15
CIK 745544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended September 30, 2005	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-39034 and 333-111636

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of principal executive offices)		(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes

[ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Registrant has 6,437 shares of common stock outstanding on November 14, 2005, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2005	2004 Restated (1)

Revenues

Premiums and annuity considerations	$40,296	$44,710
Net investment income	834,733	833,988
Net derivative income (loss)	13,864	(92,386)
Net realized investment gains	22,591	73,543
Fee and other income	269,629	270,106

Total revenues	1,181,113	1,129,961

Benefits and Expenses

Interest credited	479,559	505,412
Interest expense	92,096	100,548
Policyowner benefits	121,156	110,179
Other operating expenses	141,429	153,022
Amortization of deferred policy acquisition costs and value of business acquired	150,350	42,185

Total benefits and expenses	984,590	911,346

Income before income tax expense, minority interest and cumulative effect of change in accounting principle	196,523	218,615

Income tax expense	55,613	52,680

Net income before minority interest and cumulative effect of change in accounting principle	140,910	165,935

Minority interest share of (loss) income	(1,214)	1,524

Net income before cumulative effect of change in accounting principle	142,124	164,411

Cumulative effect of change in accounting principle, net of tax benefit of $4,814	-	(8,940)

Net income	$142,124	$155,471

(1) See Note 1

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the three-month periods ended September 30,

	Unaudited
	2005	2004

Revenues

Premiums and annuity considerations	$14,960	$15,582
Net investment income	253,103	298,971
Net derivative income (loss)	134,803	(104,263)
Net realized investment gains	59	6,530
Fee and other income	90,288	94,202

Total revenues	493,213	311,022

Benefits and Expenses

Interest credited	159,727	171,986
Interest expense	31,012	26,625
Policyowner benefits	52,648	35,423
Other operating expenses	46,654	60,224
Amortization of deferred policy acquisition costs and value of business acquired	51,522	45,795

Total benefits and expenses	341,563	340,053

Income (loss) before income tax expense and minority interest	151,650	(29,031)

Income tax expense (benefit)	48,376	(14,395)

Net income (loss) before minority interest	103,274	(14,636)

Minority interest share of loss	-	(152)

Net income (loss)	$103,274	$(14,484)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)
	Unaudited
ASSETS	September 30, 2005	December 31, 2004

Fixed maturities available-for-sale at fair value (amortized cost
of $15,932,003 and $16,207,312 in 2005 and 2004, respectively)	$16,106,552	$16,692,987
Trading fixed maturities at fair value (amortized cost of
$2,009,460 and $1,408,618 in 2005 and 2004, respectively)	2,024,745	1,491,028
Subordinated note from affiliate held-to-maturity (fair value of $647,050 and $689,132 in 2005 and 2004, respectively)	600,000	600,000
Short-term investments	-	23,957
Mortgage loans	1,567,161	1,465,896
Derivative instruments - receivable	459,894	566,401
Limited partnerships	261,667	304,809
Real estate	169,080	168,139
Policy loans	700,066	696,305
Other invested assets	565,868	791,541
Cash and cash equivalents	341,957	552,949
Total investments	22,796,990	23,354,012

Accrued investment income	288,422	279,679
Deferred policy acquisition costs	1,319,738	1,147,181
Value of business acquired	48,143	24,130
Goodwill	701,451	701,451
Receivable for investments sold	51,494	21,213
Reinsurance receivable from affiliate	1,882,912	1,928,365
Other assets	154,070	111,131
Separate account assets	19,007,175	19,120,381
Total assets	$46,250,395	$46,687,543
LIABILITIES
Contractholder deposit funds and other policy liabilities	$18,940,717	$18,846,238
Future contract and policy benefits	716,425	721,135
Payable for investments purchased	212,486	284,511
Accrued expenses and taxes	73,434	95,655
Deferred federal income taxes	83,262	64,610
Long-term debt	-	33,500
Debt payable to affiliates	1,125,000	1,025,000
Partnership capital securities	620,615	607,826
Ceded funds withheld - affiliate	1,665,500	1,697,348
Derivative instruments - payable	184,376	228,774
Other liabilities	710,882	1,010,006
Separate account liabilities	19,007,175	19,120,381
Total liabilities	43,339,872	43,734,984

Commitments and contingencies - Note 5
Minority interest	-	5,561
STOCKHOLDER'S EQUITY
Common stock, $1,000 par value - 10,000 shares authorized;
6,437 shares issued and outstanding	6,437	6,437
Additional paid-in capital	2,137,002	2,131,888
Accumulated other comprehensive income	71,925	180,638
Retained earnings	695,159	628,035
Total stockholder's equity	2,910,523	2,946,998

Total liabilities and stockholder's equity	$46,250,395	$46,687,543

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2005	2004 Restated (1)

Net income	$142,124	$155,471
Other comprehensive loss:
Net change in unrealized holding (losses) gains on available-for- sale securities, net of tax and policyholder amounts	(54,443)	76,064
Reclassification adjustments of realized investment gains into net income	(54,270)	(94,181)
Other comprehensive loss	(108,713)	(18,117)

Comprehensive income	$33,411	$137,354

For the three-month periods ended September 30,

	Unaudited
	2005	2004

Net income (loss)	$103,274	$(14,484)
Other comprehensive (loss) income:
Net change in unrealized holding (losses) gains on available-for- sale securities, net of tax and policyholder amounts	(94,181)	152,782
Reclassification adjustments of realized investment gains into net income	(19,111)	(5,824)
Other comprehensive (loss) income	(113,292)	146,958

Comprehensive (loss) income	$(10,018)	$132,474

(1) See Note 1

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the nine-month periods ended September 30, 2005 and 2004

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2003	$6,437	$2,071,888	$227,681	$563,335	$2,869,341

Comprehensive income:
Net income - Restated (1)				155,471	155,471
Dividends				(150,000)	(150,000)
Other comprehensive income			(18,117)		(18,117)

Balance at September 30, 2004 - Restated (1)	$6,437	$2,071,888	$209,564	$568,806	$2,856,695

Balance at December 31, 2004	$6,437	$2,131,888	$180,638	$628,035	$2,946,998

Comprehensive income:
Net income				142,124	142,124
Additional paid-in-capital		5,114			5,114
Dividends				(75,000)	(75,000)
Other comprehensive loss			(108,713)		(108,713)

Balance at September 30, 2005	$6,437	$2,137,002	$71,925	$695,159	$2,910,523

(1) See Note 1

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2005	2004 Restated (1)
Cash Flows From Operating Activities:
Net income	$142,124	$155,471
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
(Loss) income to minority interest	(1,214)	1,524
Amortization of discount and premiums	41,539	61,621
Amortization of DAC and VOBA	150,350	42,185
Depreciation and amortization	2,832	2,110
Non cash derivative activity	77,634	(12,766)
Net realized gains on investments	(22,591)	(73,543)
Net unrealized losses on trading investments	67,125	8,724
Net change in unrealized and undistributed gains in private
equity limited partnerships	(45,363)	(46,414)
Interest credited to contractholder deposits	479,559	505,412
Deferred federal income taxes	81,120	51,028
Cumulative effect of change in accounting principles, net of tax	-	8,940
Changes in assets and liabilities:
Deferred acquisition costs	(202,944)	(273,653)
Accrued investment income	(8,999)	(6,416)
Future contract and policy benefits	(4,710)	(32,144)
Other, net	90,376	224,821
Net (purchases) sales of trading fixed maturities	(675,578)	32,654

Net cash provided by operating activities	171,260	649,554

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	4,487,776	8,412,314
Mortgage loans	87,092	123,927
Real estate	946	-
Other invested assets	424,201	144,998
Net cash in disposition of subsidiary	17,040	39,688
Purchases of:
Available-for-sale fixed maturities	(4,321,581)	(8,135,156)
Mortgage loans	(187,750)	(475,298)
Real estate	(4,307)	(79,940)
Other invested assets	(166,900)	(155,648)
Changes in other investing activities	(227,890)	-
Net change in policy loans	(3,761)	1,534
Net change in short term investments	(4,568)	(7,348)

Net cash provided by (used in) investing activities	$100,298	$(130,929)

Continued on next page

(1) See Note 1

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2005	2004 Restated (1)

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$2,335,190	$2,042,795
Withdrawals from contractholder deposit funds	(2,847,854)	(2,406,377)
Dividends paid to stockholder	(75,000)	(100,000)
Debt proceeds	100,000	-
Other, net	5,114	(359)

Net cash used in financing activities	(482,550)	(463,941)

Net change in cash and cash equivalents	(210,992)	54,684

Cash and cash equivalents, beginning of period	552,949	558,185

Cash and cash equivalents, end of period	$341,957	$612,869

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

On June 30, 2004, the Company sold its interest in another consolidated VIE. As a result of the sale, bonds decreased by $51.0 million, other liabilities decreased by $11.1 million, deferred tax liability decreased by $3.8 million, notes payable decreased by $7.0 million, and other invested assets decreased by $0.6 million.

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

The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual and group fixed and variable annuities, group pension contracts, funding agreements, group life, group disability, and group stop loss insurance. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets. The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In addition, the Company's wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. As of September 30, 2005, the Company owned all of the outstanding shares of SLNY, Sun Benefit Services Company, Inc. ("SBSC"), Sun Life of Canada (U.S.) SPE 97-I, Inc. ("SPE 97-I"), Clarendon Insurance Agency, Inc. ("Clarendon"), SLF Private Placement Investment Company I, LLC ("Private Placement I"), Sun Parkaire Landing LLC ("Sun Parkaire"), 7101 France Avenue Manager, LLC ("France Avenue"), Independence Life and Annuity Company ("Independence Life"), and Sun Life of Canada (U.S.) Holdings General Partner LLC (the "General Partner").

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

On December 31, 2004, Sun Capital Advisers, Inc., a registered investment adviser now known as Sun Capital Advisers LLC ("SCA"), was distributed in the form of a dividend to the Company's indirect parent and became a consolidated subsidiary of SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company's wholly-owned subsidiary. The Company's revenues, expenses and net income for the nine-months ended September 30, 2004 include $8.2 million, $6.8 million and $1.4 million, respectively, related to SCA.

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

RESTATEMENT

In October 2004, the American Institute of Certified Public Accountants ("AICPA") issued a Technical Bulletin on financial accounting and reporting issues related to Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The provisions of this AICPA Technical Bulletin were incorporated in the Company's annual financial statements for the year ended December 31, 2004. The Company's previously issued September 30, 2004 financial statements reported the cumulative effect of change in accounting principle as a $0.9 million reduction to net income. Upon adoption of the guidance in the AICPA Technical Bulletin, the Company restated the amount of the cumulative effect of change in accounting principle in the accompanying September 30, 2004 condensed consolidated financial statements as an $8.9 million reduction to net income, net of tax.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $18.6 million and $54.9 million for the three and nine-month periods ended September 30, 2005, respectively, and $18.3 million and $58.4 million for the three and nine-month periods ended September 30, 2004, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $44.6 million and $125.4 million for the three and nine-month periods ended September 30, 2005, respectively, and $32.6 and million $100.4 million for the three and nine-month periods ended September 30, 2004, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 2009 and options to extend the terms for each of eleven successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term that is then ending. Under these leases, the Company received rent of $2.7 million and $8.0 million for the three and nine-month periods ended September 30, 2005, respectively, and $3.0 million and $8.9 million for the three and nine-month periods ended September 30, 2004, respectively.

The Company paid a $75.0 million dividend to its direct parent, Sun Life of Canada (U.S.) Holdings, Inc., during the nine-month period ended September 30, 2005, consisting of $49.4 million in notes and $25.6 million in cash. During the nine-month period ended September 30, 2004, the Company declared and paid a $150.0 million cash dividend to its indirect parent, SLC - U.S Ops Holdings.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company ("MFS"), serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.9 million and $17.4 million for the three and nine-month periods ended September 30, 2005, respectively, and $5.5 million and $17.0 million for the three and nine-month periods ended September 30, 2004, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

The Company earned interest of $1.1 million and $3.2 million for the three and nine month periods ended September 30, 2005, respectively, and $1.1 million and $2.9 million for the three and nine-month periods ended September 30, 2004, respectively, in connection with $140.0 million in promissory notes that the Company purchased in 2004 and 2003 from MFS, an affiliate. As of September 30, 2005, these notes were reduced to $90.6 million due to the transfer of $49.4 million in notes to the Company's direct parent, Sun Life of Canada (U.S.) Holdings, Inc. as a dividend on September 23, 2005.

At September 30, 2005 and 2004, the Company had a $380 million promissory note and an $80 million promissory note issued to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) LLC"). The Company pays interest semi-annually to Sun Life (Hungary) LLC. Total interest incurred was $19.8 million for each of the nine-month periods ended September 30, 2005 and 2004, respectively.

At September 30, 2005 and 2004, the Company had $565 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company. The Company incurred $31.9 million in interest expense on these surplus notes for each of the nine-month periods ended September 30, 2005 and 2004, respectively.

As more fully described in Note 4, the Company has a reinsurance agreement with SLOC.

On June 3, 2005, the Company entered into a Terms Agreement (the "Terms Agreement") with its affiliates Sun Life Financial Global Funding, L.P. (the "Issuer"), Sun Life Financial Global Funding, U.L.C. (the "ULC") and Sun Life Financial Global Funding, L.L.C. (the "LLC"), and with Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (each, an "Initial Purchaser" and collectively, the "Initial Purchasers"), in connection with the offer and sale by the Issuer of $600 million of Series 2005-1 Floating Rate Notes due 2010 (the "First Tranche Notes"). The payment obligations of the Issuer under the First Tranche Notes are unconditionally guaranteed by the LLC pursuant to a guarantee (the "Secured Guarantee") dated as of June 10, 2005, and the obligations of the LLC under the Secured Guarantee are secured by a floating rate funding agreement issued by the Company to the LLC on the same date. In addition, the Company issued a $100 million floating rate demand note payable to the LLC on the same date. The Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of November 11, 2004 (the "Purchase Agreement") by and among the Issuer, the ULC, the LLC, the Company and the Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each Initial Purchaser against certain securities law liabilities related to the offering of the First Tranche Notes.

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

The Company has entered into two interest rate swap agreements with the LLC with an aggregate notional amount of $900 million that effectively convert the floating rate payment obligations under the funding agreement to fixed rate obligations.

The Company has an administrative services agreement with SCA under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable contracts issued by the Company. Amounts received under this agreement amounted to approximately $0.4 million and $1.0 million for the three and nine-month periods ended September 30, 2005, respectively, and $0.3 million and $1.0 million for the three and nine-month periods ended September 30, 2004, respectively.

During the three and nine-month periods ended September 30, 2005, the Company paid $3.9 million and $11.8 million, respectively, in investment management services fees to SCA, an affiliate and registered investment adviser, on a cost-reimbursement basis.

The Company paid $4.9 million and $18.2 million for the three and nine-month periods ended September 30, 2005, respectively, and $8.9 million and $27.5 million for the three and nine-month periods ended September 30, 2004, respectively, in commission fees to Sun Life Financial Distributors, Inc., ("SLFD") an affiliate. Additionally, the Company received fee income for administrative services provided to SLFD of $2.4 million and $4.7 million for the three and nine-month periods ended September 30, 2005, respectively, and $2.0 million and 5.0 million for the three and nine-month periods ended September 30, 2004, respectively.

The Company paid $5.1 million and $20.0 million for the three and nine-month periods ended September 30, 2005, respectively, and $9.5 million and $38.0 million for the three and nine-month periods ended September 30, 2004, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION

The Company offers financial products and services such as fixed and variable annuities, funding agreements, retirement plan services, and life insurance on an individual and group basis, as well as disability and stop-loss insurance on a group basis. As described below, the Company conducts business principally in three operating segments and maintains a Corporate Segment to provide for the capital needs of the three operating segments and to engage in other financing related activities. Each segment is defined consistently with the way results are evaluated by the chief operating decision-maker.

Net investment income is allocated based on segmented assets by line of business. Allocations of operating expenses among segments are made using both standard rates and actual expenses incurred. Management evaluates the results of the operating segments on an after-tax basis. The Company does not depend on one or a few customers, brokers or agents for a significant portion of its operations.

Wealth Management

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

Individual Protection

The Individual Protection Segment markets, sells and administers a variety of life insurance products sold to individuals and corporate owners of life insurance. The products include whole life, universal life and variable life products.

Group Protection

The Group Protection Segment markets, sells and administers group life, long-term disability, short-term disability and stop loss insurance to small and mid-size employers in the State of New York.

Corporate

The Corporate Segment includes the unallocated capital of the Company, its debt financing, its consolidated investments in VIE's, and items not otherwise attributable to the other segments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments (in 000's):

	Nine-month period ended September 30, 2005

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 1,003,283	$56,550	$25,013	$96,267	$1,181,113
Total Expenditures	858,122	52,725	26,198	47,545	984,590
Income (loss) before income tax expense, minority interest and cumulative effect of change in accounting principle	145,161	3,825	(1,185)	48,722	196,523

Net income (loss)	$ 102,432	$2,591	$(770)	$37,871	$142,124

	Nine-month period ended September 30, 2004 - Restated

Total Revenues	$ 928,358	$49,641	$25,108	$126,854	$1,129,961
Total Expenditures	773,054	45,705	22,077	70,510	911,346
Income before income tax expense, minority interest and cumulative effect of change in accounting principle	155,304	3,936	3,031	56,344	218,615

Net income	$ 111,779	$2,663	$1,970	$39,059	$155,471

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

	Three-month period ended September 30, 2005

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 439,649	$16,818	$7,827	$28,919	$493,213
Total Expenditures	302,671	16,113	7,949	14,830	341,563
Income (loss) before income tax expense, minority interest and cumulative effect of change in accounting principle	136,978	705	(122)	14,089	151,650

Net (loss) income	$ 91,561	$493	$(80)	$11,300	$103,274

	Three-month period ended September 30, 2004

Total Revenues	$ 254,197	$20,507	$8,901	$27,417	$311,022
Total Expenditures	294,188	15,667	6,930	23,268	340,053
Income (loss) before income tax expense, minority interest and cumulative effect of change in accounting principle	(39,991)	4,840	1,971	4,149	(29,031)

Net income (loss)	$ (20,008)	$3,182	$1,280	$1,062	$(14,484)

4. REINSURANCE

The Wealth Management Segment manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.6 billion as of September 30, 2005. On December 31, 2003, this block of business was reinsured on a funds withheld basis with SLOC, an affiliate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. REINSURANCE (continued)

By reinsuring the SPWL product, the Company reduced net investment income by $33.1 million and $62.3 million for the three and nine-month periods ended September 30, 2005, respectively, and by $24.5 million and $74.2 million for the three and nine-month periods ended September 30, 2004, respectively. The reduction of net investment income resulting from interest paid on funds withheld includes the impact from net investment income, net derivative (loss) income and net realized investment gains. The Company also reduced interest credited by $17.6 million and $50.0 million for the three and nine-month periods ended September 30, 2005, respectively, and by $20.9 million and $60.1 million for the three and nine-month periods ended September 30, 2004, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $2.7 million and $9.4 million for the three and nine-month period ended September 30, 2005, respectively, and $0.9 million and $4.5 million for the three and nine-month periods ended September 30, 2004, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

The Company is contingently liable for the portion of policies reinsured under reinsurance agreements in the event that the reinsurers are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

INDEMNITIES

In the normal course of its business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. Due to the nature of these indemnification agreements, it is not possible to estimate the Company's potential liability and, therefore, the Company has not recorded any associated liability.

6. RETIREMENT PLANS

The following table sets forth the components of the net periodic pension cost for the nine-month periods ended September 30 (in 000's):

	2005		2004
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of net periodic benefit cost:
Service cost	$ 8,211	$ 1,000	$ 7,404	$ 900
Interest cost	10,380	2,245	9,090	2,250
Expected return on plan assets	(15,069)	-	(13,278)	-
Amortization of transition asset	(2,288)	-	(2,289)	-
Amortization of prior service cost (credit)	642	(180)	642	(180)
Curtailment Charge	4,944	-	-	-
Recognized net actuarial loss	1,438	955	2,355	1,005
Net periodic benefit cost	$ 8,258	$ 4,020	$ 3,924	$ 3,975
The Company's share of net periodic benefit cost	$ 9,459	$ 3,453	$ 4,527	$ 2,898

The following table sets forth the components of the net periodic pension cost for the three-month periods ended September 30, (in 000's):

	2005		2004
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of net periodic benefit cost:
Service cost	$ 2,737	333	$ 2,468	$ 300
Interest cost	3,460	748	3,030	750
Expected return on plan assets	(5,023)	-	(4,426)	-
Amortization of transition asset	(763)	-	(763)	-
Amortization of prior service cost (credit)	214	(60)	214	(60)
Curtailment Charge	4,944	-	-	-
Recognized net actuarial loss	479	318	785	335
Net periodic benefit cost	$ 6,048	$ 1,339	$ 1,308	$ 1,325
The Company's share of net periodic benefit cost	$ 5,796	$ 1,149	$ 2,069	$ 817

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS (continued)

The Company incurred $0.7 million and $2.2 million for the three and nine-month periods ended September 30, 2005, respectively, and $0.4 million and $1.0 million for the three and nine-month periods ended September 30, 2004, respectively, in expense for an uninsured benefit plan for which it is not a plan sponsor. These expenses are included in the Company's share of net periodic benefit cost.

On September 21, 2005, the Company's Board of Directors approved changes to the retirement plan. As a result of these changes, the Company incurred a curtailment charge of $5.7 million consisting of $4.9 million and $0.8 million in pension costs and non qualified supplemental benefit costs, respectively.

7. SALE OF VARIABLE INTEREST ENTITY

On April 19, 2005, the Company sold its interest in a consolidated VIE and recognized a gain of $6.1 million. The Company received cash proceeds of $22.1 million and reduced consolidated assets and liabilities by $66.5 million and $63.6 million, respectively. The Company's net income for the nine-month period ended September 30, 2005 includes a net loss of $0.8 million related to this VIE.

On June 30, 2004, the Company sold its interest in another consolidated VIE and recognized a gain of $9.7 million. The Company received net cash proceeds of $39.7 and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company's net income for the nine-month period ended September 30, 2004 includes net income of $7.1 million related to this VIE.

8. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of Keyport Life Insurance Company "Keyport". In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2005 and concluded that these assets were not impaired.

In September 2004, the Company finalized tax periods that predated the acquisition of Keyport. In accordance with Emerging Issues Task Force Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combinations," adjustments upon resolution of income tax uncertainties that predate or result from a purchase business combination should be recorded as an increase or decrease to goodwill regardless of the time that has elapsed since the acquisition date. The Company reduced goodwill and the associated deferred tax liability by $7.4 million in the third quarter of 2004 to record the difference between the estimated tax liability at the acquisition date and the final tax liability for closed tax years that predated the acquisition.

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

The table below represents information regarding the Company's variable annuity contracts with guarantees at September 30, 2005 (in 000's):

Benefit Type	Account Balance	Net Amount at Risk	Average Attained Age
Minimum Death	$16,384,332	$2,231,635	66.3
Minimum Income	$381,493	$70,016	59.1
Minimum Accumulation or Withdrawal	$1,442,569	$114	61.4

The following summarizes the reserve for the guaranteed minimum death and income benefit at September 30, 2005 (in 000's):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2004	$ 28,313	$ 2,422	$ 30,735

Benefit Ratio Change / Assumption Changes	15,205	-	15,205
Incurred guaranteed benefits	24,732	560	25,292
Paid guaranteed benefits	(28,050)	-	(28,050)
Interest	1,574	143	1,717

Balance at September 30, 2005	$ 41,774	$ 3,125	$ 44,899

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

9. LIABILITIES FOR CONTRACT GUARANTEES (continued)

The liability for guarantees is re-evaluated periodically and adjustments are made to the liability balance through a charge or credit to policyowner benefits.

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The guaranteed minimum accumulation or withdrawal benefit constituted an asset of $0.2 million and $2.8 million at September 30, 2005 and December 31, 2004, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) ("the Company"), elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Statement of Operations between the nine-month periods ended September 30, 2005 and September 30, 2004.

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. Changes in assumptions resulted in an increase (decrease) in DAC amortization of $0.7 million and ($79.6) million for the nine-month period ended September, 30, 2005 and 2004, respectively.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC decreased by $62.3 million and $172.9 million for the unrealized gains as of September 30, 2005 and December 31, 2004, respectively, relating to this adjustment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CRITICAL ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of Keyport Life Insurance Company ("Keyport") on November 1, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2005 and concluded that these assets were not impaired.

In September 2004, the Company finalized tax periods that predated the acquisition of Keyport. In accordance with the Emerging Issues Task Force Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combinations," adjustments upon resolution of income tax uncertainties that predate or result from a purchase business combination should be recorded as an increase or decrease to goodwill regardless of the time that has elapsed since the acquisition date. The Company reduced goodwill and the associated deferred tax liability by $7.4 million in the third quarter of 2004 to record the difference between the estimated tax liability at the acquisition date and the final tax liability for closed tax years that predated the acquisition.

RESULTS OF OPERATIONS

Nine-month period ended September 30, 2005 compared to the Nine-month period ended September 30, 2004:

Net Income

The Company's net income was $142.1 million and $155.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Income before income taxes, minority interest share of income (loss) and cumulative effect of change in accounting principle was $196.5 million and $218.6 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The significant changes are described below.

REVENUES

Total revenues were $1,181.1 million and $1,130.0 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The increase of $51.1 million was primarily due to improvement in derivative income partially offset by a decrease in realized investment gains.

Premium and annuity considerations - were $40.3 million and $44.7 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The $4.4 million decrease is primarily attributed to a $4.2 million decrease in a closed block of group pension business.

Net Investment income - was $834.7 million and $834.0 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $844.9 million and $806.7 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The increase of $38.2 million during 2005, as compared to 2004, was the result of a higher average investment yield [$10.0 million] and an increase in average invested assets [$28.2 million]. Investment income (loss) related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $(10.2) million and $27.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

Net Derivative income (losses) - were $13.9 million and $(92.4) million for the nine-month periods ended September 30, 2005 and 2004, respectively. Derivative losses primarily represent fair value changes of derivative instruments and the net interest received or paid on swap agreements.

All derivatives are recognized on the balance sheet at fair value. Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of net derivative income (loss). The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged items in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified at this time.

The Company issues annuity contracts and funding agreements that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or funding agreement contract) and is carried at fair value. The Company also purchases call options and futures on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) and total return swaps to economically hedge its obligation under certain equity-indexed annuity contracts. Each funding agreement contract is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity linked cross currency swaps. The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for floating-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company also utilizes put options on the S&P 500 Index to hedge against stock market exposure inherent in the guaranteed minimum living and death benefit features of the Company's variable annuities.

Net derivative income (losses) consisted of the following (in 000's):
	Nine-month periods ended September 30,
	2005	2004
Net expense on swap agreements	$ (50,766)	$ (16,192)
Change in fair value of swap agreements (interest rate, currency, and equity)	88,499	(58,821)
Change in fair value of options, futures and embedded derivatives	(23,869)	(17,373)

Total derivative income (losses)	$ 13,864	$ (92,386)

Net Realized investment gains - were $22.6 million and $73.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $21.8 million and $28.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, surrender charges and other income. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $180.8 million and $171.6 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Variable product fees represented 1.28% and 1.29% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2005 and 2004, respectively. Average separate account assets were $18.9 billion and $17.7 billion for the nine-month periods ended September 30, 2005 and 2004, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $19.7 million and $21.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services and administrative service fees. Other income was $69.1 million and $77.3 million for the nine-months periods ended September 30, 2005 and 2004, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $984.6 million and $911.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The increase of $73.3 million was primarily due to an increase in DAC amortization partially offset by decreases in interest credited and other operating expenses.

Interest credited - to policyholders was $479.6 million and $505.4 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The decrease of $25.8 million was the result of a lower average interest credited rate [$53.1 million] offset by an increase in average policyholder balances [$27.3 million].

Interest expense - was $92.1 million and $100.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The $8.4 million decrease was due to the sale of a variable interest entity ("VIE") on April 19, 2005.

Policyholder benefits - were $121.2 million and $110.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The $11.0 million increase in 2005 compared to 2004 was primarily due to a $25.5 million increase in reserves offset by a $6.2 million decrease in annuity payments and a $7.4 million decrease in death benefits.

Other operating expenses - were $141.4 million and $153.0 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The $11.6 million decrease in 2005 compared to 2004 was primarily due to a decrease in non-deferrable commissions.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $140.2 million and $37.8 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The $102.4 million increase in DAC amortization was primarily due to an $82.4 million unlocking adjustment that decreased amortization for the nine-month period ended September 30, 2004. The unlocking adjustment in 2004 was due to favorable changes in the equity markets utilized in the estimated future gross profit assumptions used to calculate DAC amortization. Changes in assumptions resulted in an increase in DAC amortization of $0.7 million for the nine-month period ended September 30, 2005.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

Amortization of value of business acquired ("VOBA") - relates to the actuarially-determined present value of projected future gross profits from policies in force at the date that the Company acquired Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $10.2 million and $4.4 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

Results of Operations by Segment

The Company's net income (loss) from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income (loss) from operations by segment.

Wealth Management Segment

The Wealth Management Segment sells a full range of retirement-oriented insurance products that provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income. This segment also markets funding agreements to both related and unrelated third parties.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Institutional Investment Contracts - Institutional investment contracts are funding agreements issued to institutional investors or to entities that in turn issue promissory notes to unrelated third parties. These contracts may contain any of a number of features, including variable or fixed interest rates and equity index options, and may be denominated in foreign currencies.

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

The Wealth Management Segment manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.6 billion as of September 30, 2005. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

By reinsuring the SPWL product, the Company reduced net investment income by $62.3 million and $74.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The Company also reduced interest credited by $50.0 million and $60.1 million for the nine-month periods ended September 30, 2005 and 2004, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $9.4 million and $4.5 million for the nine-month period ended September 30, 2005 and 2004, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

The following is a summary of operations for the Wealth Management Segment for the nine-month periods ended

September 30 (in 000's):
	2005	2004 - Restated
Total Revenues	$ 1,003,283	$928,358
Total Expenditures	858,122	773,054
Pretax Income	145,161	155,304

Net Income	$ 102,432	$111,779

Pre-tax income was $145.2 million and $155.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The significant changes are described below.

REVENUES

Total revenues were $1,003.3 million and $928.4 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The increase of $74.9 million was primarily due to an increase in derivative income offset by decreases in net realized investment gains, net investment income and fees and other income.

Net Investment income - was $725.5 million and $741.7 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $787.5 million and $746.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The increase of $41.3 million during 2005, as compared to 2004, was the result of a higher average investment yield [$19.0 million] and an increase in average invested assets [$22.3 million]. Investment income (loss) related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $(62.0) million and $(4.6) million for the nine-month periods ended September 30, 2005 and 2004, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net Derivative gains (losses) - were $17.2 million and $(127.2) million for the nine-month periods ended September 30, 2005 and 2004, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Net derivative income (losses) for the Wealth Management Segment consisted of the following (in 000's):
	Nine-month periods ended September 30,
	2005	2004
Net expense on swap agreements	$ (52,715)	$ (46,966)
Change in fair value of swap agreements (interest rate, currency, and equity)	93,749	(72,042)
Change in fair value of options, futures and embedded derivatives	(23,869)	(8,159)

Total derivative income (losses)	$ 17,165	$ (127,167)

Net Realized investment gains - were $16.2 million and $64.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The Wealth Management Segment incurred write-downs of fixed maturities for other-than-temporary impairments of $21.7 million and $28.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances and surrender charges. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $165.0 million and $159.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Variable product fees represented 1.46% and 1.42% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2005 and 2004, respectively. Average separate account assets were $15.1 billion and $14.9 billion for the nine-month periods ended September 30, 2005 and 2004, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $19.7 million and $21.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $858.1 million and $773.1 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The increase of $85.0 million was primarily due to increase in DAC, policyholder benefits and interest expense partially offset by decreases in interest credited and other operating expenses.

Interest credited - to policyholders was $467.2 million and $496.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The decrease of $29.0 million was the result of a lower average interest credited rate [$52.3 million] offset by an increase in average policyholder balances [$23.3 million].

Policyholder benefits - were $100.6 million and $92.4 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The $8.2 million increase was primarily due to a $26.8 million increase in reserves offset by a $6.2 million decrease in annuity payments and a $11.9 million decrease in death benefits.

Other operating expenses - were $97.7 million and $102.4 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

Amortization of VOBA - was $10.2 million and $4.4 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Amortization of DAC - Amortization expense was $131.7 million and $32.0 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The $99.7 million increase in DAC amortization was primarily due to an $82.6 million unlocking adjustment that decreased amortization for the nine-month period ended September 30, 2004. The unlocking adjustment in 2004 was due to favorable changes in the equity markets utilized in the estimated future gross profit assumptions used to calculate DAC amortization. Changes in assumptions resulted in an increase in DAC amortization of $0.6 million for the nine-month period ended September 30, 2005.

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

The following provides a summary of the operations for the Individual Protection Segment for the nine-month periods ended September 30 (in 000's):
	2005	2004
Total Revenues	$ 56,550	$49,641
Total Expenditures	52,725	45,705
Pretax Income	3,825	3,936

Net Income	$ 2,591	$2,663

Total revenues were $56.6 million and $49.6 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The $7.0 million increase in revenues was due to an increase in fee income of $2.0 million primarily in the COLI VUL product, an increase in net investment income of $3.9 million due primarily to an increase in the average asset base, and an increase in net realized investment gain of $1.2 million due primarily to the sale of bonds in the closed block of universal life product.

Total expenses were $52.7 million and $45.7 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The $7.0 million increase was primarily due to a $2.7 million increase in DAC amortization, a $3.1 million increase in interest credited and a $1.0 million increase in other operating expenses.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, stop loss insurance, and short-term and long-term disability products to small and mid-size employers. This segment operates only in the State of New York through a subsidiary, Sun Life Insurance and Annuity Company of New York. The following provides a summary of operations for the Group Protection Segment for the nine-month periods ended September 30 (in 000's):

	2005	2004
Total Revenues	$ 25,013	$25,108
Total Expenditures	26,198	22,077
Pretax (Loss) Income	(1,185)	3,031

Net (Loss) Income	$ (770)	$1,970

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Group Protection Segment (continued)

The Group Protection Segment had pretax (loss) income of $(1.2) million and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively.

Total revenues for the nine months ended September 30, 2005 were consistent with total revenues for the nine months ended September 30, 2004.

Total expenditures for the nine months ended September 30, 2005 increased by $4.1 million in comparison to the nine months ended September 30, 2004, due to an increase in policyowner benefits and operating expenses of $2.8 million and $1.3 million, respectively.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investment in a VIE, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the nine-month periods ended

September 30 in (000's):
	2005	2004
Total Revenues	$ 96,267	$126,854
Total Expenditures	47,545	70,510
Pretax Income	48,722	56,344

Net Income	$ 37,871	$39,059

The Corporate Segment had pretax income of $48.7 million and $56.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The $7.6 million decrease in pretax income was primarily attributed to a $37.9 million decrease in derivative income associated with the consolidation of a VIE, a $3.9 million decrease in realized gains on the sale of investments, and a $1.4 million decrease in fee and other income. Those changes were partially offset by a $12.7 million improvement in earnings due to venture capital and other alternative investments, and a decrease in interest expense of $13.8 million primarily due to the consolidated VIE and a decrease in other operating expenses of $9.2 million.

On April 19, 2005, the Company sold its interest in a consolidated VIE and recognized a gain of $6.1 million. The Company received cash proceeds of $22.1 million and reduced consolidated assets and liabilities by $66.5 million and $63.6 million, respectively. The Company's net income for the nine-month period ended September 30, 2005 includes a net loss of $0.8 million related to this VIE.

On June 30, 2004, the Company sold its interest in another consolidated VIE and recognized a gain of $9.7 million. The

Company received net cash proceeds of $39.7 and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company's net income for the nine-month period ended September 30, 2004 includes net income of $7.1 million related to this VIE.

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

On or about August 8, 2005, the Company implemented controls and procedures in conjunction with a new general ledger system and several related financial systems as part of an SLF project to provide a single integrated financial and accounting system for SLF's North American operations. Other than these financial and accounting system conversions, there has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

4.7

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to the Registration Statement on Form N-4, File No. 333-37907, filed on October 14, 1997)

4.8

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-41438, filed on September 25, 2000)

4.9

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form N-4, File No. 333-05227, filed on April 10, 1998)

4.10

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File 333-30844, filed on June 9, 2000)

4.12

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-82957, filed September 29, 1999)

4.13

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-31248, filed on June 14, 2000)

4.14

Certificate to be issued in connection with Contract (Incorporated herein by reference to Exhibit 4(b) to the Registration Statement of the Registrant on Form S-2, File 333-62837, filed on February 4, 1998)

4.15

Form of Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Exhibit 4(b) to the Registration Statement on Form N-4, File No. 333-74972, filed on December 12, 2001)

4.16

Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Post-Effective Amendment No. 9 to the Registration Statement on Form N-4, File No. 033-29852, filed on April 16, 1998)

10.1

Terms Agreement, dated as of June 3, 2005, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on June 9, 2005)

10.2

Purchase Agreement, dated as of November 11, 2004, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrants's Current Report on Form 8-K, filed on June 9, 2005)

10.3

Terms Agreement, dated as of June 29, 2005, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on July 6, 2005)

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

November 14, 2005	/s/ Robert C. Salipante
Date	Robert C. Salipante, President

November 14, 2005	/s/ Gary Corsi
Date	Gary Corsi, Vice President and Chief Financial Officer