Form 10-K
period 2005-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2006-03-23
CIK 745544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file numbers
December 31, 2005

002-99959, 033-29851, 033-31711, 033-41858, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-39034, 333-111636, 333-130699, 333-130703, and 333-130704

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [x] No

Registrant has no voting or non-voting common equity held by non-affiliates.

Registrant has 6,437 shares of common stock outstanding on March 23, 2006, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2005

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

The Company and its subsidiaries are engaged in the sale of individual life insurance, individual and group fixed and variable annuities, group pension contracts, guaranteed investment contracts ("GICs"), group life, group disability, and group stop loss insurance. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets. The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Company's wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

The Company's direct wholly-owned subsidiaries include: SLNY, which issues individual fixed and variable annuity contracts, group life, long-term disability and stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company, a life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc., a registered broker-dealer; Sun Life of Canada (U.S.) SPE 97-I, Inc., organized for the purpose of engaging in activities incidental to securitizing mortgage loans; Sun Life of Canada (U.S.) Holdings General Partner LLC, the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; and 7101 France Avenue Manager LLC.

As of December 31, 2004, SLC - U.S. Ops Holdings, was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada. SLOC is a life insurance company incorporated in 1865. As of December 31, 2005, SLOC transacted business directly or through its subsidiaries and joint ventures in all of the Canadian provinces and territories, all of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, Indonesia, China and India. SLOC is a direct wholly-owned subsidiary of SLF.

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

On December 31, 2004, Sun Capital Advisers, Inc. ("SCA"), a registered investment adviser, was distributed in the form of a dividend to the Company's parent and became a consolidated subsidiary of SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company's wholly-owned subsidiary. As of December 31, 2004, SCA's total assets were $8.1 million. SCA's net income for the years ended December 31, 2004 and 2003, was $1.9 million and $0.7 million, respectively.

On April 19, 2005, the Company sold its interest in a consolidated variable interest entity ("VIE") and recognized a gain of $6.1 million. The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company's net income impact for the year ended December 31, 2005 includes a net loss of $0.8 million related to this VIE.

On June 30, 2004, the Company sold its interest in another consolidated VIE and recognized a gain of $9.7 million. The Company received net cash proceeds of $39.7 million and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company's net income for the year ended December 31, 2004 includes net income of $7.1 million related to this VIE.

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

The following summarizes the results of operations and total assets as of and for the year ended December 31, 2003 (in 000's):
	Keyport	SLUS	Surviving Entity

Total revenues	$ 893,846	$ 625,903	$ 1,519,749
Total expenditures	764,596	624,426	1,389,022
Pre-tax income	129,250	1,477	130,727

Net income	$ 76,452	$ 18,539	$ 94,991

Total Assets	$ 21,132,604	$ 22,541,772	$ 43,674,376

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Investments

The Company's consolidated total assets were $46.0 billion at December 31, 2005; 41.5% consisted of separate account assets, 39.7% were invested in bonds and similar securities, 3.8% in mortgages, 1.5% in policy loans, 0.4% in real estate, and the remaining 13.1% in cash and other assets.

Competition

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. A.M. Best Company, Inc. has assigned the Company and its subsidiary, SLNY, a rating of A++ (superior). Standard & Poor's, a division of The McGraw-Hill Companies, has assigned the Company and SLNY each a rating of AA+ (very strong). Moody's Investor Service, Inc. has assigned the Company a rating of Aa2 (excellent).

Employees

Pursuant to a service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC. The Company is reimbursed for the cost of these services. As of December 31, 2005, the Company and its subsidiaries had 1,994 employees who were employed at the Company's principal executive office in Wellesley Hills, Massachusetts, as well as offices in New York, New York, Portsmouth, New Hampshire, and 24 regional group sales offices throughout the United States.

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

The annual statements include financial statements and exhibits prepared in conformity with statutory accounting principles, which differ from GAAP. The laws of the respective state insurance departments require that insurance companies domiciled in the respective state prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual, version effective March 2005, subject to any deviation prescribed or permitted by the Insurance Commissioner of the respective state. The books and records of the Company and its insurance subsidiaries are subject to review or examination by their respective state departments of insurance at any time. Examination of their operations is conducted at periodic intervals.

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

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the Securities and Exchange Commission ("the SEC") and under certain state securities laws. Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include employee benefit regulation, removal of barriers preventing banks from engaging in the insurance business, and tax law changes affecting the taxation of insurance companies and insurance products, which may impact the relative desirability of various personal investment vehicles.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Regulation and Regulatory Developments (continued)

During 2005, legislation was introduced in Congress which would provide tax incentives for individuals purchasing annuities. While no action was taken in 2005, Congress will continue to consider this legislation in 2006.

In the 2007 fiscal year budget proposal, legislation was again introduced in Congress creating new tax-favored savings initiatives, including Lifetime Savings Accounts, Retirement Savings Accounts, and Employer Retirement Savings Accounts. Lifetime Savings Accounts, if passed as proposed, could adversely affect the sale of annuity and other tax-favored products currently offered by the Company.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company's home office consists of four office buildings located in Wellesley Hills, Massachusetts. The Company owns this facility and leases it to SLOC for lease terms not exceeding five years. The home office of SLNY consists of office space in New York, New York, and is leased from an unrelated party.

In 2004, the Company relocated Keyport's former Lincoln, Rhode Island operations to Wellesley Hills, Massachusetts. The Company also leases property in Boston, Massachusetts that was formerly occupied by Keyport personnel. The Company is in the process of subleasing these properties.

Item 3. Legal Proceedings.

The Company and its subsidiaries are engaged in various kinds of routine litigation, which, in management's judgment, are not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. and thus there is no market for its common stock. The Company paid dividends of $200.0 million and $156.5 million to its direct parent in 2005 and 2004, respectively. The Company did not pay any dividends in 2003. There are legal limitations governing the extent to which the Company may pay dividends as noted and described in the consolidated financial statements contained in Item 8 (see Note 16 to the Company's consolidated financial statements).

Item 6. Selected Financial Data.

Omitted pursuant to Instruction I(2)(a) to Form 10-K. Please refer to Item 7 for management's narrative analysis of results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statement of Operations between the years ended December 31, 2005 and December 31, 2004.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact and provides a safe harbor for such statements. This discussion may include forward-looking statements by the Company. These statements may relate to such topics as volume growth, market share and financial goals. It is important to understand that such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability;
o	Changes in interest rates and market conditions;
o	Regulatory and legislative developments; and
o	Developments in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Deferred Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses. Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of deferred policy acquisition cost ("DAC") to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in an increase (decrease) in DAC amortization of $20.0 million and ($80.8) million for the years ended December, 31, 2005 and 2004, respectively.

This amortization is reviewed periodically and adjusted retrospectively when the Company revises the actual profits and its estimate of future gross profits to be realized from investment-type contracts, including realized and unrealized gains and losses from investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Deferred Acquisition Costs (continued)

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC decreased by $12.8 million and $172.9 million for the unrealized gains as of December 31, 2005 and 2004, respectively, relating to this adjustment.

Value of Business Acquired

The value of business acquired ("VOBA") represents the actuarially determined present value of projected future gross profits from the Keyport policies in force at the date of the Company's acquisition of Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits.

VOBA is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). VOBA was decreased by $1.2 million and $48.2 million at December 31, 2005 and 2004, respectively, relating to this adjustment.

Investments - Derivatives

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, to alter investment rate exposures arising from mismatches between assets and liabilities, and to minimize the Company's exposure to fluctuations in interest rates, foreign currency exchange rates and equity market conditions. The derivative instruments used by the Company include swaps, options and futures. The Company does not employ hedge accounting treatment. The Company believes that these derivatives provide economic hedges against the risks noted and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified. As a result, the unrealized gains and losses are recognized immediately in net derivative income. Changes in the level of interest rates or equity markets will cause the value of these derivatives to change and can cause quarterly fluctuations in earnings. Since the majority of the liabilities that are being hedged are not carried at fair value, the changes in the fair value of the derivatives will cause fluctuation in the reported earnings from period to period as foreign currency exchange rates and equity markets change.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Fair Value of Financial Instruments (continued)

The Company's ability to liquidate positions in privately placed fixed securities and mortgages could be impacted to a significant degree by the lack of an actively traded market. Although the Company believes that its estimates reasonably reflect the fair value of those instruments, its key assumptions about risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

Policy Liabilities and Accruals

Future contract and policy benefits are liabilities for traditional life and health products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance and disability insurance products are computed using the net-level-premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon the Company's experience and industry standards.

Once these assumptions are made for a given group of policies, they will not be changed over the life of the policies unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition based upon management's best estimates. From time to time the Company may recognize a loss on certain lines of business. The company increased reserves by $35.0 million for the year ended December 31, 2005.

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities, single premium whole life policies ("SPWL") and GICs. The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, partial withdrawals and surrenders. The liabilities are not reduced by the existence of surrender charges.

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

Other than Temporary Impairments on Available-for-Sale Securities

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

The Company incurred realized losses totaling $29.7 million and $32.5 million, for the years ended December 31, 2005 and 2004, respectively, for other-than-temporary impairments. The Company has discontinued the accrual of income on several of its holdings for issuers that are in default. Investment income would have increased by $1.7 million and $7.0 million for the years ended December 31, 2005 and 2004 respectively, if these holdings were performing.

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of Keyport on November 1, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2005 and concluded that these assets were not impaired.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Goodwill (continued)

During 2004, the Company finalized tax periods that predated the acquisition of Keyport. In accordance with the Emerging Issues Task Force ("EITF") Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination" adjustments upon resolution of income tax uncertainties that predate or result from a purchase business combination should be recorded as an increase or decrease to goodwill regardless of the time that has elapsed since the acquisition date. The Company reduced goodwill by $8.7 million in 2004 to record the difference between the estimated tax liability at the acquisition date and the final tax liability for closed tax years that predated the acquisition.

RESULTS OF OPERATIONS

Twelve-month period ended December 31, 2005 compared to the twelve-month period ended December 31, 2004:

Net Income

The Company's net income was $133.2 million and $221.3 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. Income before income taxes, minority interest share of income (loss) and cumulative effect of change in accounting principle was $172.0 million and $307.0 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The significant changes are described below.

REVENUES

Total revenues were $1,560.2 million and $1,547.7 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The increase of $12.5 million was primarily due to the following:

Premium and annuity considerations - were $52.0 million and $58.8 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The $6.8 million decrease is primarily attributed to a $4.1 million decrease in immediate annuity premiums and a $3.4 million decrease in group stop loss premiums.

Net Investment income - was $1,112.5 million and $1,134.3 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $1,133.4 million and $1,095.1 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The increase of $38.3 million during 2005, as compared to 2004, was the result of a higher average investment yield [$8.3 million] and an increase in average invested assets [$30.0 million]. Investment income (loss) related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $(20.9) million and $39.2 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net Derivative income (losses) - were $16.5 million and $(98.4) million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The change in derivatives primarily represent fair value changes of derivative instruments and the net interest received or paid on swap agreements.

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

The Company issues annuity contracts and funding agreements that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or funding agreement) and is carried at fair value. The Company also purchases call options and futures on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) and total return swaps to economically hedge its obligations under certain equity-indexed annuity contracts. Each funding agreement contract is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps. The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the funding agreement.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

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

Net derivative income (losses) for the years ended December 31, consisted of the following (in 000's):
	2005	2004

Net expense on swap agreements	$ (64,915)	$ (62,514)
Change in fair value of swap agreements (interest rate, currency, and equity)	101,320	(43,977)
Change in fair value of options, futures and embedded derivatives	(19,931)	8,072

Total derivative income (losses)	$ 16,474	$ (98,419)

Net Realized investment gains - were $16.9 million and $96.1 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $29.7 million and $32.5 million for the twelve-month periods ended December 31, 2005 and 2004, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, surrender charges and other income. Separate account fees, based on the market value of the assets in the separate accounts supporting the contracts, were $242.7 million and $231.6 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. Variable product fees represented 1.29% and 1.30% of the average variable annuity separate account balances for the twelve-month periods ended December 31, 2005 and 2004, respectively. Average separate account assets were $18.9 billion and $17.8 billion for the twelve-month periods ended December 31, 2005 and 2004, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $25.9 million and $27.9 million for the twelve-month periods ended December 31, 2005 and 2004, respectively.

Other income represents fees charged primarily for the cost of insurance and administrative service fees. Other income was $93.7 million and $97.5 million for the twelve-months periods ended December 31, 2005 and 2004, respectively.

Cumulative effect of change in accounting principle - On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The cumulative effect of adoption of SOP 03-1 at January 1, 2004, reported after tax and net of related effects on DAC, decreased net income and stockholder's equity by $8.9 million and reduced accumulated other comprehensive income by $2.1 million. The decrease in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $46.7 million (pretax), an increase in DAC of $29.5 million (pretax), and the recognition of the unrealized gain on investments in separate accounts of $3.5 million (pretax).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

BENEFITS AND EXPENSES

Total benefits and expenses were $1,388.2 million and $1,240.7 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The increase of $147.5 million was primarily due to the following:

Interest credited - to policyholders was $637.5 million and $673.4 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The decrease of $35.9 million was the result of a lower average interest credited rate [$64.2 million], offset by an increase in average policyholder balances [$28.3 million].

Interest expense - was $123.3 million and $128.5 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The $5.2 million decrease was due to a $7.5 million decrease related to the sale of a VIE on April 19, 2005 offset by a $2.3 million increase related to a $100.0 million demand note issued on June 10, 2005, which is described below.

Policyholder benefits - were $187.0 million and $141.4 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The $45.6 million increase in 2005 compared to 2004 was primarily due to a $64.1 million increase in reserves offset by a $10.7 million decrease in death benefits, a $5.9 million decrease in annuity payments and $1.3 million decrease in health benefits. Included in the increase in reserves is $35.0 million due to loss recognition related life contingent payout annuity reserves.

Other operating expenses - were $196.5 million and $214.5 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The $18.0 million decrease in 2005 compared to 2004 was primarily due $11.6 million, $3.8 million and $2.6 million decrease in operating expenses, premium taxes and commission expenses, respectively. The decrease in operating expenses included a $6.0 million decrease associated with the sale of the VIE.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $226.3 million and $75.3 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The amortization expense included an unlocking adjustment of $20.0 million and $(80.8) million for the years ended December 31, 2005 and 2004, respectively. Included within the current year unlocking balance was an adjustment of approximately $19.2 million relating to refinements made to the model used to calculate DAC. The remaining increase in DAC amortization for the year ended December 31, 2005 was primarily due to increased gross profits.

Amortization of VOBA - relates to the actuarially-determined value of in force business at the date that the Company acquired Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $17.5 million and $7.6 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The amortization expense included an unlocking adjustment of $6.5 million and $(3.6) million for the years ended December 31, 2005 and 2004, respectively.

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

The segment's principal products are described below for the years ended December 31, 2005 and 2004:

Fixed Annuities - The Company's fixed annuity products are principally single premium deferred annuities ("SPDA"). A SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term and is reset annually thereafter, subject to a guaranteed minimum rate. Interest crediting continues until the policy is surrendered, the policyholder dies, or when the policyholder turns age 90.

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

On June 3, 2005, the Company entered into a Terms Agreement (the "Terms Agreement") with its affiliates Sun Life Financial Global Funding, L.P. (the "Issuer"), Sun Life Financial Global Funding, U.L.C. (the "ULC") and Sun Life Financial Global Funding, L.L.C. (the "LLC"), and with Citigroup Global Markets, Inc. ("Citigroup"), Morgan Stanley & Co. Incorporated ("Morgan Stanley"), Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (each, an "Initial Purchaser" and collectively, the "Initial Purchasers"), in connection with the offer and sale by the Issuer of $600.0 million of Series 2005-1 Floating Rate Notes due 2010 (the "First Tranche Notes"). The payment obligations of the Issuer under the First Tranche Notes are unconditionally guaranteed by the LLC pursuant to a guarantee (the "Secured Guarantee") dated as of June 10, 2005, and the obligations of the LLC under the Secured Guarantee are secured by a floating rate funding agreement issued by the Company to the LLC on the same date. In addition, the Company issued a $100.0 million floating rate demand note payable to the LLC on the same date. The Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of November 11, 2004 (the "Purchase Agreement") by and among the Issuer, the ULC, the LLC, the Company and all of the Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each Initial Purchaser against certain securities law liabilities related to the offering of the First Tranche Notes.

On June 29, 2005, the Company entered into a second Terms Agreement (the "Second Terms Agreement") with the Issuer, the ULC, the LLC, Citigroup and Morgan Stanley in connection with the offer and sale by the Issuer of $300.0 million of Series 2005-1-2 Floating Rate Notes due 2010 (the "Second Tranche Notes"). The payment obligations of the Issuer under the Second Tranche Notes are unconditionally guaranteed by the LLC pursuant to the Secured Guarantee, and the obligations of the LLC under the Secured Guarantee with respect to the Second Tranche Notes are secured by a floating rate funding agreement issued by the Company to the LLC on July 5, 2005. The Second Terms Agreement incorporates by reference the provisions of the Purchase Agreement. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify Citigroup and Morgan Stanley against certain securities law liabilities related to the offering of the Second Tranche Notes.

The Company has entered into two interest rate swap agreements with the LLC with an aggregate notional amount of $900.0 million that effectively convert the floating rate payment obligations under the funding agreements to fixed rate obligations.

The Company uses derivative instruments to manage the risks inherent in the contract options of many of these products.

Other - The Wealth Management Segment manages a closed block of SPWL policies, a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL policies in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.7 billion and $1.7 billion as of December 31, 2005 and 2004, respectively. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

By reinsuring the SPWL product, the Company reduced net investment income by $82.7 million and $91.2 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The Company also reduced interest credited by $57.5 million and $79.6 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $13.1 million and $13.6 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

The Company sells its annuity products via two affiliated distribution organizations, Sun Life Financial Distributors, Inc. and Independent Financial Marketing Group, Inc. The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents, and financial advisers. Investment funds available under these products are managed by several investment managers, including Massachusetts Financial Services Company and Sun Capital Advisers LLC (formerly known as SCA), affiliates of the Company.

The following is a summary of operations for the Wealth Management Segment for the years ended December 31 (in 000's):
	2005	2004

Total Revenues	$ 1,342,509	$ 1,284,873
Total Expenditures	1,220,198	1,054,852
Pre-tax Income	122,311	230,021

Net Income	$ 93,570	$ 166,309

Total Assets	$ 38,631,963	$ 40,961,145

The pre-tax income was $122.3 million and $230.0 million for the years ended December 31, 2005 and 2004, respectively. The significant changes are described below.

REVENUES

Total Revenues were $1,342.5 million and $1,284.9 million for the years ended December 31, 2005 and 2004, respectively. The increase of $57.6 million was primarily due to the following:

Net investment income - was $981.1 million and $1,010.1 million for the years ended December 31, 2005 and 2004, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership investments, was $1,056.8 million and $1,015.4 million for the years ended December 31, 2005 and 2004, respectively. The increase of $41.4 million during 2005, as compared to 2004, was the result of higher average investment yield [$25.9 million] and an increase in average invested assets [$15.5 million]. Investment income (loss) related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $(75.7) million and $(5.3) million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

Net derivative income (losses) - were $20.3 million and $(142.0) million for the years ended December 31, 2005 and 2004, respectively.

Net derivative income (losses) for the segment for the years ended December 31, consisted of the following (in 000's):
	2005	2004

Net expense on swap agreements	$ (65,378)	$ (54,266)
Change in fair value of swap agreements (interest rate, currency, and equity)	105,637	(43,962)
Change in fair value of options, futures and embedded derivatives	(19,931)	(43,767)

Total derivative income (losses)	$ 20,328	$ (141,995)

Realized investment gains - were $13.2 million and $86.6 million for the years ended December 31, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. Realized investment gains (losses) include write-downs of fixed maturities for other-than-temporary impairments of $(29.6) million and $(32.1) million for the years ended December 31, 2005 and 2004, respectively.

Separate account fees - are primarily mortality and expense charges earned on variable annuity balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $222.1 million and $214.5 million for the years ended December 31, 2005 and 2004, respectively. Variable product fees represented 1.45% and 1.43% of the average variable annuity separate account balances for the years ended December 31, 2005 and 2004, respectively. Average separate account assets were $15.3 billion and $15.0 billion for the years ended December 31, 2005 and 2004, respectively.

Surrender charges - are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $25.9 million and $27.9 million for the years ended December 31, 2005 and 2004, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

BENEFITS AND EXPENSES

Total benefits and expenditures were $1,220.2 million and $1,054.9 million for the years ended December 31, 2005 and 2004, respectively. The increase of $165.3 million was primarily due to the following:

Interest credited - to policyholders was $620.2 million and $660.6 million for the years ended December 31, 2005 and 2004, respectively. The decrease of $40.4 million was the result of a lower average interest credited rate [$63.8 million] offset by an increase in average policyholder balances of [$23.4 million].

Interest expense - was $68.9 million and $60.8 million for the years ended December 31, 2005 and 2004 respectively. The $8.1 million increase was due to higher allocated capital charges from the Corporate Segment in the amount of $5.8 million and $2.3 million related to the $100.0 million demand note issued to the LLC on June 10, 2005.

Policyholder benefits - were $160.5 million and $114.1 million for the years ended December 31, 2005 and 2004, respectively. The $46.4 million increase in 2005 compared to 2004 was primarily due to a $69.3 million increase in reserves offset by a $16.5 million and $5.9 million decreases in death benefits and annuity payments, respectively. Included in the increase in reserves is $35.0 million due to loss recognition related to life contingent payout annuity reserves.

Operating Expenses - were $138.0 million and $140.7 million for the years ended December 31, 2005 and 2004, respectively.

Amortization of DAC - Amortization expense was $215.1 million and $71.1 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The amortization expense included an unlocking adjustment of $19.9 million and $(80.8) million for the years ended December 31, 2005 and 2004, respectively. Included within the current year unlocking balance was an adjustment of approximately $19.2 million relating to refinements made to the model used to calculate DAC. The remaining increase in DAC amortization for the year ended December 31, 2005 was primarily due to increased gross profits.

Amortization of VOBA - was $17.5 million and $7.6 million for the years ended December 31, 2005 and 2004, respectively. The amortization expense included an unlocking adjustment of $6.5 million and $(3.6) million for the years ended December 31, 2005 and 2004, respectively.

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

The following provides a summary of operations for the Individual Protection Segment for the years ended December 31

(in 000's):
	2005	2004

Total Revenues	$ 74,535	$ 65,366
Total Expenditures	70,991	60,785
Pre-tax Income	3,544	4,581

Net Income	$ 2,443	$ 3,118

Total Assets	$ 6,005,424	$ 4,111,638

Total revenues were $74.5 million and $65.4 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The $9.1 million increase in revenues was primarily due to an increase in net investment income of $5.2 million due to an increase in the average asset base and in fee income of $4.8 million from increased assets primarily in the COLI VUL product.

Total expenses were $71.0 million and $60.8 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The $10.2 million increase was primarily due to a $7.1 million increase in DAC amortization and a $4.4 million increase in interest credited, offset by a $2.0 million decrease in other operating expenses.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, stop loss insurance, and short-term and long-term disability products to small and mid-size employers. This segment operates only in the State of New York through the Company's subsidiary, SLNY.

The following provides a summary of operations for the Group Protection Segment for the years ended December 31 (in 000's):

	2005	2004

Total Revenues	$ 32,604	$ 34,908
Total Expenditures	32,333	31,605
Pre-tax Income	271	3,303

Net Operating Income	$ 176	$ 2,147

Total Assets	$ 55,319	$ 53,131

The Group Protection Segment had pre-tax income of $0.3 million and $3.3 million for the twelve-month periods ended December 31, 2005 and 2004, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Group Protection Segment (continued)

Total revenues were $32.6 million and $34.9 million for the twelve-month periods ended December 31, 2005 and 2004, respectively. The $2.3 million decrease was attributable to lower premiums in the group stop-loss line of business of $3.4 million, offset by an increase in investment income of $0.4 million and an increase in premiums from disability and group life products of $0.5 million and $0.3 million, respectively.

Total expenditures were $32.3 million and $31.6 million for the twelve-month period ended December 31, 2005 and 2004, respectively. The change resulted from an increase in operating expenses of $1.9 million offset by a decrease in benefits to policyholders of $1.4 million.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investment in a VIE, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the years ended December 31 (in 000's):

	2005	2004

Total Revenues	$ 110,537	$ 162,596
Total Expenditures	64,636	93,470
Pre-tax Income	45,901	69,126

Net Operating Income	$ 36,963	$ 49,702

Total Assets	$ 1,314,140	$ 1,561,629

The Corporate Segment had pre-tax income of $45.9 million and $69.1 million for the years ended December 31, 2005 and 2004, respectively. The $23.2 million decrease in pretax income was primarily attributed to a $47.3 million decrease in derivative income associated with the sale of the VIE on April 19, 2005, a $5.1 million decrease in realized gains on the sale of investments, and a $1.2 million decrease in fee and other income. Those changes were partially offset by a $1.6 million improvement in earnings due to venture capital and other alternative investments, a decrease in interest expense of $13.6 million primarily due to the sale of the VIE and a decrease in other operating expenses of $15.2 million primarily due to the sale of the VIE and decreased costs associated with regulatory examinations and inquiries.

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

Significant features of the Company's immunization models include:
O	An economic or market value basis for both assets and liabilities;
O	An option pricing methodology;
O	The use of effective duration and convexity to measure interest rate sensitivity; and
O	The use of key rate durations to estimate interest rate exposure at different points of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

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

Asset strategies may include the use of interest rate futures, options or swaps to adjust the duration profiles for particular portfolios. All derivative transactions are conducted under written operating guidelines and are marked to market. Total positions and exposures are reported to the Company's board of directors on a quarterly basis. The counterparties to hedging transactions are highly rated financial institutions and are highly diversified. Accordingly, the risk of the Company incurring losses related to such credit exposures is considered remote.

Fixed interest liabilities held in the Company's general account at December 31, 2005 had a fair value of $17,131.1 million. Fixed income investments supporting those liabilities had a fair value of $18,195.8 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2005. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $662.9 million and the corresponding assets would show a net increase of $669.0 million.

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

Equity and foreign currency exchange risk

The Company's GIC products, previously marketed overseas, introduced exposure to equity and foreign currency exchange risk. This is in addition to the traditional interest rate risk discussed previously. All of this exposure has been hedged through interest rate, currency and equity swaps. The terms of each GIC, such as interest rate, interest payment dates, maturity and redemption dates and currency denomination, are identical to the terms of the swaps. The GIC (liability) is swapped back to a U.S. dollar fixed liability through the requisite derivative contracts. All foreign currency is swapped back to fixed U.S. dollars, all floating rate payments are swapped to fixed rate payments, and any equity returns that the Company is required to pay (receive) on the GIC are received from (paid to) the swap counterparty. These interest rate, equity-linked and currency exchange swaps hedge the Company's exposure to interest, equity and foreign currency risks.

The Company utilizes put options and futures on the S&P 500 Index and other indexes to hedge against stock market exposure inherent in the mortality and expense risk charges and guaranteed minimum death and living benefit features contained within some of its variable annuity products. At December 31, 2005 and 2004, the fair value of these options was $29.4 million and $42.9 million, respectively. The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options by $12.1 million and $17.1 million at December 31, 2005, and 2004, respectively. A negative shift in the market of 10% would increase the market value by $22.8 million and $29.6 at December 31, 2005 and 2004, respectively.

At December 31, 2005 and December 31, 2004, the Company had $3.1 billion and $2.9 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the S&P 500 Index. The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of its equity-indexed annuity liabilities.

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

Based upon the information and assumptions the Company used in its stress-test scenarios at December 31, 2005 and 2004, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $10.5 million and $4.2 million, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will increase by approximately $0.5 million and decrease by $0.1 million, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the years ended December 31,

	2005	2004	2003

Revenues:
Premiums and annuity considerations	$ 51,982	$ 58,820	$ 60,518
Net investment income	1,112,529	1,134,257	1,208,750
Net derivative income (loss)	16,474	(98,419)	(203,200)
Net realized investment gains	16,925	96,074	134,085
Fee and other income	362,275	357,011	319,596

Total revenues	1,560,185	1,547,743	1,519,749

Benefits and expenses:
Interest credited	637,502	673,442	783,999
Interest expense	123,279	128,522	120,905
Policyowner benefits	187,013	141,377	201,248
Amortization of deferred acquisition costs ("DAC") and value of business acquired ("VOBA")	243,821	82,876	98,398
Other operating expenses	196,543	214,495	184,472

Total benefits and expenses	1,388,158	1,240,712	1,389,022

Income before income tax expense, minority interest and cumulative effect of change in accounting principle	172,027	307,031	130,727

Income tax expense (benefit):
Federal	40,091	71,352	27,366
State	(2)	(98)	823
Income tax expense	40,089	71,254	28,189

Income before minority interest and cumulative
effect of change in accounting principles	131,938	235,777	102,538

Minority interest share of (loss) income	(1,214)	5,561	-

Income before cumulative effect of change in accounting principles	133,152	230,216	102,538

Cumulative effect of change in accounting principles, net of tax benefit of $4,814 and $4,064 in 2004 and 2003, respectively	-	(8,940)	(7,547)

Net income	$ 133,152	$ 221,276	$ 94,991

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

December 31,

ASSETS	2005	2004
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $15,620,827 and $16,207,312 in 2005 and 2004, respectively)	$ 15,677,148	$ 16,692,987
Trading fixed maturities at fair value (amortized cost of $1,982,762 and $1,408,618 in 2005 and 2004, respectively)	1,984,848	1,491,028
Subordinated note from affiliate held-to-maturity (fair value of $645,755 and $689,132 in 2005 and 2004, respectively)	600,000	600,000
Short-term investments	-	23,957
Mortgage loans	1,739,370	1,465,896
Derivative instruments - receivable	487,947	566,401
Limited partnerships	222,148	304,809
Real estate	170,510	168,139
Policy loans	701,769	696,305
Other invested assets	554,917	791,541
Cash and cash equivalents	347,654	552,949
Total investments	22,486,311	23,354,012

Accrued investment income	261,507	279,679
Deferred policy acquisition costs	1,341,377	1,147,181
Value of business acquired	53,670	24,130
Deferred federal income taxes	4,360	-
Goodwill	701,451	701,451
Receivable for investments sold	79,860	21,213
Reinsurance receivable	1,860,680	1,928,365
Other assets	122,239	111,131
Separate account assets	19,095,391	19,120,381

Total assets	$ 46,006,846	$ 46,687,543

LIABILITIES

Contractholder deposit funds and other policy liabilities	$ 18,668,578	$ 18,846,238
Future contract and policy benefits	768,297	721,135
Payable for investments purchased	248,733	284,511
Accrued expenses and taxes	150,318	95,655
Deferred federal income taxes	-	64,610
Long-term debt	-	33,500
Debt payable to affiliates	1,125,000	1,025,000
Partnership capital securities	607,826	607,826
Reinsurance payable to affiliate	1,652,517	1,697,348
Derivative instruments - payable	197,765	228,774
Other liabilities	766,657	1,010,006
Separate account liabilities	19,095,391	19,120,381

Total liabilities	43,281,082	43,734,984

Commitments and contingencies - Note 19
Minority interest	-	5,561

STOCKHOLDER'S EQUITY

Common stock, $1,000 par value - 10,000 shares authorized; 6,437 shares issued and outstanding in 2005 and 2004	$ 6,437	$ 6,437
Additional paid-in capital	2,138,880	2,131,888
Accumulated other comprehensive income	19,260	180,638
Retained earnings	561,187	628,035

Total stockholder's equity	2,725,764	2,946,998

Total liabilities and stockholder's equity	$ 46,006,846	$ 46,687,543

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the years ended December 31,

	2005	2004	2003

Net income	$ 133,152	$ 221,276	$ 94,991
Other comprehensive income (loss)
Net change in unrealized holding (losses) gains on
available-for-sale securities, net of tax and policyholder amounts	(79,814)	23,103	158,442
Minimum pension liability adjustment, net of tax	(1,842)	-	-
Reclassification adjustments of realized investment gains into net income	(79,722)	(70,146)	(179,672)

Other comprehensive loss	(161,378)	(47,043)	(21,230)

Comprehensive (loss) income	$ (28,226)	$ 174,233	$ 73,761

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the years ended December 31,

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2002 - Restated	$ 6,437	$ 2,071,888	$ 248,911	$ 468,344	$ 2,795,580

Net income	-	-	-	94,991	94,991
Other comprehensive loss	-	-	(21,230)	-	(21,230)

Balance at December 31, 2003	$ 6,437	$ 2,071,888	$ 227,681	$ 563,335	$ 2,869,341

Net income	-	-	-	221,276	221,276
Additional paid-in-capital	-	60,000	-	-	60,000
Dividends	-	-	-	(156,576)	(156,576)
Other comprehensive loss	-	-	(47,043)	-	(47,043)

Balance at December 31, 2004	$ 6,437	$ 2,131,888	$ 180,638	$ 628,035	$ 2,946,998

Net income	-	-	-	133,152	133,152
Additional paid-in-capital	-	6,992	-	-	6,992
Dividends	-	-	-	(200,000)	(200,000)
Other comprehensive loss	-	-	(161,378)	-	(161,378)

Balance at December 31, 2005	$ 6,437	$ 2,138,880	$ 19,260	$ 561,187	$ 2,725,764

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31,

	2005	2004	2003

Cash Flows From Operating Activities:
Net income from operations	$ 133,152	$ 221,276	$ 94,991
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Minority interest share	(1,214)	5,561	-
Amortization (accretion) of discount and premiums	60,195	82,123	112,761
Amortization of DAC and VOBA	243,821	82,876	98,398
Depreciation and amortization	3,985	3,025	1,730
Non cash derivative activity	(93,478)	(18,690)	144,091
Net realized gains on investments	(16,925)	(96,074)	(134,085)
Net losses (gains) on trading investments	80,324	7,237	(63,573)
Net change in unrealized and undistributed (gains) losses in private equity limited partnerships	(48,244)	(58,981)	15,789
Interest credited to contractholder deposits	637,502	671,101	781,834
Deferred federal income taxes	22,047	72,648	43,029
Cumulative effect of change in accounting principles, net of tax	-	8,940	7,547
Changes in assets and liabilities:
Deferred acquisition costs	(261,917)	(346,996)	(263,762)
Accrued investment income	17,916	5,545	(28,655)
Future contract and policy benefits	25,123	(42,530)	(854)
Other, net	155,865	211,882	127,056
Net sales (purchases) of trading fixed maturities	(651,921)	27,801	(60,321)
Net cash provided by operating activities	306,231	836,744	875,976

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	5,685,008	10,472,377	13,004,400
Net cash from sale of subsidiary	17,040	39,687	1,500
Other invested assets	483,700	144,145	127,944
Mortgage loans	117,438	205,740	339,735
Real estate	947	-	14,275
Purchases of:
Available-for-sale fixed maturities	(5,269,211)	(10,367,260)	(13,414,490)
Other invested assets	(171,539)	(910,784)	(4,926)
Mortgage loans	(390,376)	(698,776)	(338,627)
Real estate	(6,648)	(86,743)	(16,153)
Changes due to other investments, net	(239,910)	728,637	5,100
Net change in policy loans	(5,464)	(3,418)	(10,858)
Net change in short-term investments	(4,576)	705	153,355

Net cash provided by (used in) investing activities	$ 216,409	$ (475,690)	$ (138,745)

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31,

	2005	2004	2003

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 2,720,141	$ 2,552,431	$ 2,461,677
Withdrawals from contractholder deposit funds	(3,404,468)	(2,867,815)	(3,411,004)
Net cash of Sun Capital Advisers, Inc	-	(2,910)	-
Issuance of debt	100,000	-	-
Dividends paid to stockholder	(150,600)	(150,000)	-
Additional capital contributed	-	60,000	-
Other, net	6,992	42,004	(145,258)
Net cash used in financing activities	(727,935)	(366,290)	(1,094,585)

Net change in cash and cash equivalents	(205,295)	(5,236)	(357,354)

Cash and cash equivalents, beginning of year	552,949	558,185	915,539

Cash and cash equivalents, end of year	$ 347,654	$ 552,949	$ 558,185

Supplemental Cash Flow Information
Interest paid	$ 122,474	$ 120,195	$ 118,302

Supplemental Schedule of non-cash investing and financing activities

In 2005, the Company declared and paid a $200.0 million dividend to its direct parent, Sun Life of Canada (U.S.) Holdings, Inc., consisting of $150.6 million in cash and $49.4 million in notes. In 2004, the Company declared and paid cash dividends in the amount of $150.0 million and transferred via dividend its ownership of SCA valued at $6.6 million to its parent, SLC - U.S. Ops Holdings. The Company did not make any dividend payments in 2003.

On April 19, 2005, the Company sold its interest in a consolidated variable interest entity ("VIE"). As a result of the sale, bonds decreased by $42.5 million, short-term investments decreased by $28.5 million, investment income due and accrued decreased by $0.3 million, other invested assets decreased by $3.2 million, other liabilities decreased by $26.1 million, deferred tax liability decreased by $3.9 million, and notes payable decreased by $33.5 million.

On December 31, 2004, the Company distributed through a dividend to its parent, Sun Life of Canada (U.S.) Holdings, Inc., its interest in Sun Capital Advisers, Inc. As a result of the dividend, other assets decreased by $5.2 million, other liabilities decreased by $0.9 million, and accrued expenses and taxes decreased by $0.6 million in a non-cash transaction.

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

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

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

The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual universal life insurance, individual and group fixed and variable annuities, group pension contracts, guaranteed investment contracts ("GICs"), group life, group disability, and group stop loss insurance. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets. The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In addition, the Company's wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

As of December 31, 2004, SLC - U.S. Ops Holdings, was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada. SLOC is a life insurance company incorporated in 1865. As of December 31, 2005, SLOC transacted business directly or through its subsidiaries and joint ventures in all of the Canadian provinces and territories, all of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, Indonesia, China and India. SLOC is a direct wholly-owned subsidiary of SLF.

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

On December 31, 2004, Sun Capital Advisers, Inc. ("SCA"), a registered investment adviser, was distributed in the form of a dividend to the Company's parent and became a consolidated subsidiary of the SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company's wholly-owned subsidiary. As of December 31, 2004, SCA's total assets were $8.1 million. SCA's net income was $1.9 million and $0.7 million for the years ended December 31, 2004 and 2003, respectively.

On April 19, 2005, the Company sold its interest in a consolidated VIE and recognized a gain of $6.1 million. The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company's net income for the year ended December 31, 2005 included a net loss of $0.8 million related to this VIE.

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

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

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

The following summarizes the results of operations and total assets as of and for the year ended December 31, 2003 (in 000's):
	Keyport	SLUS	Surviving Entity
Total revenues	$ 893,846	$ 625,903	$ 1,519,749
Total expenditures	764,596	624,426	1,389,022
Pre-tax income	129,250	1,477	130,727

Net income	$ 76,452	$ 18,539	$ 94,991

Total Assets	$ 21,132,604	$ 22,541,772	$ 43,674,376

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies.

The consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2005, the Company owned all of the outstanding shares of SLNY, Sun Life of Canada (U.S.) SPE 97-I, Inc. ("SPE 97-I"), Clarendon Insurance Agency, Inc. ("Clarendon"), SLF Private Placement Investment Company I, LLC ("Private Placement I"), Sun Parkaire Landing LLC ("Sun Parkaire"), 7101 France Avenue Manager, LLC ("France Avenue"), Independence Life and Annuity Company ("Independence Life"), and Sun Life of Canada (U.S.) Holdings General Partner LLC (the "General Partner"). During 2005, Sun Benefit Services Company, Inc., an inactive subsidiary, was dissolved.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The General Partner is the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I (the "Partnership") and, as a result, the Partnership is consolidated with the results of the Company. The Partnership was established to purchase subordinated debentures issued by the Company's parent, SLC - U.S. Ops Holdings, and to issue partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I (the "Capital Trust").

In addition, the Company had consolidated a certain interest in a VIE. The consolidation of the VIE required the Company to report its minority interest relating to the equity ownership not controlled by the Company. The Company's interest in the VIE was sold on April 19, 2005.

All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates are those used in determining the fair value of financial instruments, goodwill, DAC, VOBA, the liabilities for future contract and policyholder benefits and other-than-temporary impairments of investments. Actual results could differ from those estimates.

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

INVESTMENTS

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the time of purchase, fixed maturity securities are classified based on intent as either held-to-maturity, trading or available-for-sale. In order for the security to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading. Trading securities are carried at aggregate fair value with changes in unrealized gains or losses reported as a component of net investment income. Securities that do not meet the held-to-maturity or trading criterion are classified as available-for-sale. Included with available for sale fixed maturities are mortgage backed securities in the To Be Announced form, ('TBA'). The Company records these purchases on trade date and the corresponding payable is recorded as an outstanding liability in the payable for investments purchased until the settlement date of the transaction. Available-for-sale securities are carried at fair value with the unrealized gains or losses reported in other comprehensive income.

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

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (CONTINUED)

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company will be unable to recover all amounts due under the contractual obligation of the security. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired security for additional impairment, if necessary. Other-than-temporary impairments are reported as a component of net realized investment gains (losses).

Mortgage loans are stated at unpaid principal balances, net of provisions for estimated losses. Mortgage loans acquired at a premium or discount are carried at amortized values net of provisions for estimated losses. Mortgage loans, which include primarily commercial first mortgages, are diversified by property type and geographic area throughout the United States. Mortgage loans are collateralized by the related properties and generally are no more than 75% of the property's value at the time that the original loan is made.

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

Real estate investments are held for the production of income or are held-for-sale. Real estate investments held for the production of income are carried at the lower of cost adjusted for accumulated depreciation or fair value. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally 40 to 50 years. Real estate investments held-for-sale are primarily acquired through foreclosure of mortgage loans. The cost of real estate that has been acquired through foreclosure is the estimated fair value less estimated costs to dispose at the time of foreclosure. Real estate investments are diversified by property type and geographic area throughout the United States.

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

Interest income is recorded on the accrual basis. Investments are placed in a non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of principal and interest is doubtful. When an investment is placed in non-accrual status, all interest previously accrued is reversed against current period interest income. Interest accruals are resumed on such investments only when the investments have performed on a sustained basis for a reasonable period of time and when, in the judgment of management, the investments are estimated to be fully collectible as to both principal and interest.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions, underwriting and other costs, which vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity and GICs, and universal and variable life products are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses. This amortization is reviewed periodically and adjusted retrospectively when the Company revises actual profits and its estimate of future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments.

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). DAC was reduced by $12.8 million and $172.9 million at December 31, 2005 and 2004, respectively, to reflect unrealized gains and losses.

VALUE OF BUSINESS ACQUIRED

VOBA represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits.

VOBA is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). VOBA was decreased by $1.2 million and $48.2 million at December 31, 2005 and 2004, respectively, to account for unrealized investment gains and losses.

GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of Keyport on November 1, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2005 and concluded that these assets were not impaired.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS (CONTINUED)

Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements. Intangible assets are also included in other assets.

Intangible assets acquired primarily consist of state insurance licenses that are not subject to amortization and of intangible assets related to product rights that have a weighted-average useful life of 7 years.

POLICY LIABILITIES AND ACCRUALS

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities, single premium whole life policies ("SPWL") and GICs. The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments and withdrawals. The liability is before the deduction of any applicable surrender charges.

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

The fair values of S&P 500 Index and other equity linked embedded derivatives are produced using standard derivative valuation techniques.

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a 50 year projection. Policyholder assumptions are based on experience studies and industry standards.

REVENUE AND EXPENSES

Premiums for traditional individual life products are considered earned revenue when due. Premiums related to group life, stop loss and group disability insurance are recognized as earned revenue pro-rata over the contract period. The unexpired portion of these premiums is recorded as unearned premiums. Revenue from universal life-type products and investment-related products includes charges for the cost of insurance (mortality), initiation and administration of the policy and surrender charges. Revenue is recognized when the charges are assessed except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

Benefits and expenses related to traditional life, annuity and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and to spread income recognition over the expected life of the policy. For universal life-type and investment-type contracts, expenses include interest credited to policyholders' accounts and death benefits in excess of account values, which are recognized as incurred.

Fees from investment advisory services are recognized as revenues when the services are provided.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

For the years ended December 31, 2005 and 2004, the Company participated in a consolidated federal income tax return with SLC - US Ops Holdings and other affiliates. For the 2003 tax year, as in prior years, the Company participated in the consolidated federal income tax return with SLC - U.S. Ops Holdings and other affiliates. For 2003, Keyport filed a separate consolidated return with an affiliate, Independence Life.

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

SEPARATE ACCOUNTS

The Company has established separate accounts applicable to various classes of contracts providing for variable benefits. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Contracts for which funds are invested in separate accounts include variable life insurance and individual and group qualified and non-qualified variable annuity contracts. Investment income and changes in mutual fund asset values are allocated to policyholders and therefore do not affect the operating results of the Company. Assets held in the separate accounts are carried at fair value and the investment risk of such securities is retained by the contractholder. The Company earns separate account fees for providing administrative services and bearing the mortality risks related to these contracts. The activity of the separate accounts is not reflected in the financial statements except for: (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned; and (2) the activity related to the guaranteed minimum death benefit ('GMDB'), guaranteed minimum income benefit ('GMIB'), guaranteed minimum accumulation benefit ('GMAB') and guaranteed minimum withdrawal benefit ('GMWB') are reflected in the Company's consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In November of 2005, the FASB issued FASB Staff Position ("FSP") 115-1 and 124-1 "The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments." This FSP is effective for reporting periods beginning after December 15, 2005. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The statement also includes accounting guidance for periods subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of this FSP will not impact the methodology used by the Company to determine and measure impaired investments. See disclosure in Note 4.

In September of 2005, AICPA issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts." This SOP provides guidance on accounting by insurance companies for DAC on internal replacements other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the provisions of the proposed SOP and its impact on the Company's financial position and results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May of 2005, the Financial Accounting Standards Board (the "FASB") issued FASB Statement 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement is effective for fiscal years beginning after December 15, 2005. This statement changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. The statement eliminates the requirement in APB 20 to include the cumulative effect of a change in accounting in the income statement in the period of change and requires retrospective applications to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. This statement applies to changes required by new accounting pronouncements only when the pronouncement does not include specific transition guidance. The Company will adopt this statement as required in 2006 and report any changes in accounting principle to be implemented in accordance with the requirements of the this pronouncement.

Other Accounting Pronouncements

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

See Footnote 12 for additional information regarding the impact of adoption.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Company has a greater than or equal to 20% involvement in eight VIEs at December 31, 2005. The Company is a creditor in five trusts, two limited liability companies and one special purpose entity that were used to finance commercial mortgages, franchise receivables, auto receivables and equipment used in utility generation. The Company's maximum exposure to loss related to all of these VIEs is the investments' carrying value, which was $40.2 million and $62.8 million at December 31, 2005 and 2004, respectively. The notes mature between February 2006 and December 2035. See Note 4 for additional information with respect to leveraged leases which is not included above.

Consolidated VIE's increased total consolidated assets by $64.3 million at December 31, 2004. The liabilities included a $33.5 million note issued in June 2000. The note will mature on June 1, 2012. The interest rate on the note is the three-month LIBOR plus 1.75% for the period from June 23, 2000 to December 1, 2005 and LIBOR for the period from December 1, 2005 to June 1, 2012. The Company's interests in the VIEs were sold on April 19, 2005 and June 30, 2004. Refer to disclosures in footnote 2 for further discussion on the sale of the VIE's.

2. MERGERS, ACQUISITIONS AND DISPOSITIONS

On April 19, 2005, the Company sold its interest in a consolidated VIE and recognized a gain of $6.1 million. The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company's net income for the year ended December 31, 2005 includes a net loss of $0.8 million related to this VIE.

On December 31, 2004, SCA, a registered investment adviser and a wholly-owned subsidiary of the Company, was distributed in the form of a dividend to the Company's parent and became a consolidated subsidiary of SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company's wholly-owned subsidiary. As of December 31, 2004 and 2003, SCA's net assets were $8.1 million and $5.1 million, respectively. SCA's net income for the years ended December 31, 2004 and 2003, was $1.9 million and $0.7 million, respectively.

On June 30, 2004, the Company sold its interest in another consolidated VIE and recognized a gain of $9.7 million. The Company received net cash proceeds of $39.7 and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company's net income for the year ended December 31, 2004 includes net income of $7.1 million related to this VIE.

On December 31, 2003, Clarendon merged with an affiliate, Keyport Financial Services Corp ("KFSC")., with Clarendon as the surviving entity. KFSC was a wholly-owned subsidiary of Keyport.

On November 18, 2003, the Company sold its interest in its wholly-owned subsidiary, Vision Financial Corporation, for $1.5 million. A loss of approximately $1.0 million was realized on this transaction.

On April 1, 2003, Sun Life Financial Services Limited ("SLFSL"), a wholly-owned subsidiary of the Company, ceased operations and was liquidated during the fourth quarter of 2003. SLFSL served as marketing administrator for the distribution of offshore products offered by SLOC, an affiliate of the Company.

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

Below is a summary of the affiliated transactions for those affiliates that are not consolidated within the Company.

The Company and its subsidiaries have management services agreements with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $11.3 million in 2005, $24.4 million in 2004, and $73.3 million in 2003.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $170.4 million, $136.8 million and $152.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Company has an administrative services agreement with SLC - U.S. Ops Holdings under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company ("MFS"), serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $23.4 million, $22.8 million and $21.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 31, 2009 and options to extend the terms for each of twelve successive five year terms at fair market value of the fixed rent for the term, which is ending. Rent received by the Company under the leases amounted to approximately $10.6 million, $11.8 million, and $11.8 million in 2005, 2004 and 2003, respectively. Rental income is reported as a component of net investment income.

As more fully described in Note 8, the Company has been involved in several reinsurance transactions with SLOC.

In 2005, the Company declared and paid a $200.0 million dividend to its direct parent, Sun Life of Canada (U.S.) Holdings, Inc., consisting of $150.6 million in cash and $49.4 million in notes. In 2004, the Company declared and paid cash dividends in the amount of $150.0 million and transferred via dividend its ownership of SCA valued at $6.6 million to its parent, SLC - U.S. Ops Holdings. The Company did not make any dividend payments in 2003.

On December 31, 2004, the Company received a $60.0 million capital contribution from its parent, SLC - U.S. Ops Holdings.

In 2004, the employees of the Company became participants in a restricted share unit ("RSU") plan with its indirect parent, SLF. Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant. RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock. The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock. The Company incurred expenses of $7.0 million and $4.1 million relating to RSUs for the years ended December 31, 2005 and 2004, respectively.

In 2004, the employees of the Company became participants in a performance share unit ("PSU") plan with its indirect parent, SLF. Under the PSU plan, participants are granted units that are the equivalent to one SLF common share and have a fair market value of a SLF common share on the date of grant. PSUs earn dividend equivalents in the form of additional PSUs at the same rate as the dividends on SLF's common shares. No PSUs will vest or become payable unless SLF meets certain threshold targets with respect to specified performance targets. The plan provides for an enhanced payout if SLF achieves superior levels of performance to motivate participants to achieve a higher return for shareholders. Payments to participants are based on the number of PSUs earned multiplied by the market value of SLF's common shares at the end of a three-year performance period. The Company incurred expenses of $0.7 million and $0.3 million relating to PSUs for the years ended December 31, 2005 and 2004, respectively.

In 2005, the Company recorded a tax benefit of $7.0 million through paid-in-capital for stock options issued to employees of the Company during 2001 through 2005. The $7.0 million tax benefit is comprised of a $2.5 million tax benefit on expenses accrued at its indirect parent, SLF, and a $4.5 million adjustment to record the excess tax benefit over the recorded book expense for stock options exercised.

In 2003, the Company sold a $100.0 million note from MFS, an affiliate, to another affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) LLC"), for approximately $109.1 million. The note was sold at a gain of $9.1 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

On July 25, 2002, the Company issued a $380.0 million promissory note at 5.76% and an $80 million promissory note at 5.71%, both maturing June 30, 2012 to an affiliate, Sun Life (Hungary) LLC. The Company pays interest semi-annually to Sun Life (Hungary) LLC. The Company expensed $26.5 million for interest on these promissory notes for each of the years ended December 31, 2005, 2004 and 2003, respectively. The proceeds of the notes were used to purchase fixed rate government and corporate bonds.

At December 31, 2005 and 2004, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company. The Company expensed $42.6 million for interest on these surplus notes for each of the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004 the Company, through the Partnership, had $600 million of 8.526% partnership capital securities issued to the Capital Trust. The Company expensed $51.2 million for interest on these partnership capital securities for each of the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004 the Company, through the Partnership, owned $600 million of 8.526% subordinated notes issued by its parent, Sun Life of Canada (U.S.) Holdings, Inc. Interest earned on these notes was $51.2 million for each of the years ended December 31, 2005, 2004 and 2003, respectively.

In 2004 and 2003, the Company purchased a total of $140.0 million in promissory notes from MFS. The interest rates on these notes range from 2.988% to 3.512% and the terms are from 3-5 years. Interest earned for the years ended December 31, 2005, 2004 and 2003 was $4.2 million, $4.0 million and $0.6 million, respectively. As of December 31, 2005, the Company sold and transferred these notes to affiliates. On December 31, 2005, the Company sold notes with a par value of $90.0 million to an affiliate, Sun Life (Hungary) LLC, and recognized a loss of $3.3 million. On September 23, 2005, the Company transferred notes with a par value of $50.0 million to the Company's direct parent, Sun Life of Canada (U.S.) Holdings, Inc. as a dividend. The Company recognized a loss of $0.6 million on the transfer of the notes to Sun Life of Canada (U.S.) Holdings, Inc.

During the years ended December 31, 2005, 2004 and 2003, the Company paid $23.2 million, $35.0 million and $14.6 million, respectively, in commission fees to an affiliate, Sun Life Financial Distributors, Inc., ("SLFD"). In addition, the Company received fee income for administrative services provided to SLFD of $7.1 million, $5.9 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During the years ended December 31, 2005, 2004 and 2003, the Company paid $25.1 million, $45.1 million and $64.5 million, respectively, in commission fees to Independence Financial Marketing Group, Inc. ("IFMG"), an affiliate.

The Company has an administrative services agreement with SCA under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable contracts issued by the Company. Amounts received under this agreement amounted to approximately $2.4 million for the year ended December 31, 2005. SCA was no longer a consolidated entity in 2005.

The Company paid $16.4 million for the year ended December 31, 2005, in investment management services fees to SCA, an affiliate and registered investment adviser, on a cost-reimbursement basis.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

On June 3, 2005, the Company entered into a Terms Agreement (the "Terms Agreement") with its affiliates Sun Life Financial Global Funding, L.P. (the "Issuer"), Sun Life Financial Global Funding, U.L.C. (the "ULC") and Sun Life Financial Global Funding, L.L.C. (the "LLC"), and with Citigroup Global Markets, Inc. ("Citigroup"), Morgan Stanley & Co. Incorporated ("Morgan Stanley"), Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (each, an "Initial Purchaser" and collectively, the "Initial Purchasers"), in connection with the offer and sale by the Issuer of $600.0 million of Series 2005-1 Floating Rate Notes due 2010 (the "First Tranche Notes"). The payment obligations of the Issuer under the First Tranche Notes are unconditionally guaranteed by the LLC pursuant to a guarantee (the "Secured Guarantee") dated as of June 10, 2005, and the obligations of the LLC under the Secured Guarantee are secured by a floating rate funding agreement issued by the Company to the LLC on the same date. In addition, the Company issued a $100.0 million floating rate demand note payable to the LLC on the same date. The Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of November 11, 2004 (the "Purchase Agreement") by and among the Issuer, the ULC, the LLC, the Company and all of the Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each Initial Purchaser against certain securities law liabilities related to the offering of the First Tranche Notes. The Company expensed $2.3 million for interest on the demand note for the year ended December 31, 2005.

On June 29, 2005, the Company entered into a Second Terms Agreement (the "Second Terms Agreement") with the Issuer, the ULC, the LLC, Citigroup and Morgan Stanley, in connection with the offer and sale by the Issuer of $300.0 million of Series 2005-1-2 Floating Rate Notes due 2010 (the "Second Tranche Notes"). The payment obligations of the Issuer under the Second Tranche Notes are unconditionally guaranteed by the LLC pursuant to the Secured Guarantee, and the obligations of the LLC under the Secured Guarantee with respect to the Second Tranche Notes are secured by a floating rate funding agreement issued by the Company to the LLC on July 5, 2005. The Second Terms Agreement incorporates by reference the provisions of the Purchase Agreement. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify Citigroup and Morgan Stanley, against certain securities law liabilities related to the offering of the Second Tranche Notes.

The Company has entered into two interest rate swap agreements with the LLC with an aggregate notional amount of $900.0 million that effectively convert the floating rate payment obligations under the funding agreement to fixed rate obligations.

Management believes inter-company revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

The following table lists the details of notes due to affiliates at December 31, 2005 (in 000's):

Payees	Type	Rate	Maturity	Principal	Interest Expense

Sun Life Financial (U.S.) Finance, Inc.	Surplus	8.625%	11/06/27	$ 250,000	$ 21,563
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/27	150,000	9,225
Sun Life Financial (U.S.) Finance, Inc.	Surplus	7.250%	12/15/15	150,000	10,875
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.125%	12/15/15	7,500	459
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/27	7,500	461
Sun Life (Hungary) LLC	Promissory	5.760%	06/30/12	380,000	21,888
Sun Life (Hungary) LLC	Promissory	5.710%	06/30/12	80,000	4,568
Sun Life Financial Global Funding, L.L.C.	Demand	LIBOR plus 35		100,000	2,279

				$ 1,125,000	$ 71,318

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of fixed maturities at December 31, 2005, was as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 5,234,792	$ 40,958	$ (74,124)	$ 5,201,626
Foreign Government & Agency Securities	86,360	2,965	(64)	89,261
States & Political Subdivisions	742	24	-	766
U.S. Treasury & Agency Securities	449,877	4,773	(4,286)	450,364

Corporate securities:
Basic Industry	228,782	6,192	(3,384)	231,590
Capital Goods	602,974	20,310	(4,507)	618,777
Communications	1,285,638	32,582	(24,476)	1,293,744
Consumer Cyclical	1,321,417	16,741	(62,470)	1,275,687
Consumer Noncyclical	548,636	16,985	(6,206)	559,415
Energy	445,207	15,281	(2,225)	458,264
Finance	3,167,168	50,719	(28,844)	3,189,043
Industrial Other	246,421	9,913	(1,029)	255,305
Technology	49,288	853	(1,127)	49,014
Transportation	409,812	17,786	(7,739)	419,859
Utilities	1,543,713	54,264	(13,544)	1,584,433
Total Corporate	9,849,056	241,626	(155,551)	9,935,131

Total available-for-sale fixed maturities	$ 15,620,827	$ 290,346	$ (234,025)	$ 15,677,148

Held-to-maturity fixed maturities:
Sun Life of Canada (U.S.) Holdings, Inc.,
8.526% subordinated debt, due 2027	$ 600,000	$ 45,755	$ -	$ 645,755

Total held-to-maturity fixed maturities	$ 600,000	$ 45,755	$ -	$ 645,755

	Amortized	Gross	Gross	Estimated
	Cost	Gains	Losses	Fair Values
Trading fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 209,548	$ 1,915	$ (3,776)	$ 207,687
Foreign Government & Agency Securities	19,516	-	(136)	19,380

Corporate securities:
Basic Industry	8,649	783	-	9,432
Capital Goods	15,651	751	-	16,402
Communications	343,647	3,607	(8,542)	338,712
Consumer Cyclical	246,522	2,615	(6,160)	242,977
Consumer Noncyclical	84,411	712	(2,370)	82,753
Energy	27,675	3,187	-	30,862
Finance	713,043	13,996	(8,285)	718,754
Industrial Other	47,464	798	(928)	47,334
Technology	3,801	82	-	3,883
Transportation	60,950	2,588	(4,696)	58,842
Utilities	201,885	8,244	(2,299)	207,830
Total Corporate	1,753,698	37,363	(33,280)	1,757,781

Total trading fixed maturities	$ 1,982,762	$ 39,278	$ (37,192)	$ 1,984,848

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

The amortized cost and fair value of fixed maturities at December 31, 2004, was as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 5,250,374	$ 106,024	$ (33,560)	$ 5,322,838
Foreign Government & Agency Securities	99,771	4,789	(21)	104,539
States & Political Subdivisions	1,212	50	-	1,262
U.S. Treasury & Agency Securities	573,446	12,539	(1,174)	584,811
Subordinated notes from affiliate	140,000	-	-	140,000

Corporate securities:
Basic Industry	298,352	16,577	(1,649)	313,280
Capital Goods	667,459	38,995	(1,429)	705,025
Communications	1,428,598	61,135	(7,811)	1,481,922
Consumer Cyclical	1,341,480	51,605	(2,935)	1,390,150
Consumer Noncyclical	512,153	30,345	(367)	542,131
Energy	527,782	27,370	(711)	554,441
Finance	2,979,627	92,043	(14,145)	3,057,525
Industrial Other	311,829	11,198	(1,522)	321,505
Technology	57,867	2,774	(569)	60,072
Transportation	526,567	25,104	(9,549)	542,122
Utilities	1,490,795	83,231	(2,662)	1,571,364
Total Corporate	10,142,509	440,377	(43,349)	10,539,537

Total available-for-sale fixed maturities	$ 16,207,312	$ 563,779	$ (78,104)	$16,692,987

Held-to-maturity fixed maturities:
Sun Life of Canada (U.S.) Holdings, Inc.,
8.526% subordinated debt, due 2027	$ 600,000	$ 89,132	$ -	$ 689,132

Total held-to-maturity fixed maturities	$ 600,000	$ 89,132	$ -	$ 689,132

	Amortized	Gross	Gross	Estimated
	Cost	Gains	Losses	Fair Values
Trading fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 121,729	$ 4,427	$ (1,051)	$ 125,105
Foreign Government & Agency Securities	6,313	711	(11)	7,013

Corporate securities:
Basic Industry	31,844	2,363	-	34,207
Capital Goods	48,839	2,939	-	51,778
Communications	177,288	10,753	(300)	187,741
Consumer Cyclical	198,733	10,684	(159)	209,258
Consumer Noncyclical	23,344	1,209	(13)	24,540
Energy	35,714	4,987	-	40,701
Finance	453,387	25,198	(973)	477,612
Industrial Other	46,089	3,034	(189)	48,934
Technology	3,802	302	-	4,104
Transportation	63,291	5,453	(3,107)	65,637
Utilities	198,245	16,154	(1)	214,398
Total Corporate	1,280,576	83,076	(4,742)	1,358,910

Total trading fixed maturities	$ 1,408,618	$ 88,214	$ (5,804)	$ 1,491,028

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments are shown below. Actual maturities may differ from contractual maturities on asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005
	Amortized Cost	Estimated Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 453,294	$ 453,070
Due after one year through five years	2,529,687	2,535,451
Due after five years through ten years	4,333,947	4,350,783
Due after ten years	3,069,107	3,136,218
Subtotal - Maturities available-for-sale	10,386,035	10,475,522
Asset-backed securities	5,234,792	5,201,626
Total Available-for-sale	$ 15,620,827	$ 15,667,148

Maturities of trading fixed securities:
Due in one year or less	$ 89,749	$ 90,981
Due after one year through five years	503,839	505,854
Due after five years through ten years	994,999	984,407
Due after ten years	184,627	195,920
Subtotal - Maturities of trading	1,773,214	1,777,162
Asset-backed securities	209,548	207,686
Total Trading	$ 1,982,762	$ 1,984,848

Maturities of held-to-maturity fixed securities:
Due after ten years	$ 600,000	$ 645,755

Gross gains of $61.0 million, $152.5 million and $196.4 million and gross losses of $38.9 million, $45.4 million and $44.9 million were realized on the voluntary sale of fixed maturities for the years ended December 31, 2005, 2004 and 2003, respectively.

Fixed maturities with an amortized cost of approximately $10.9 million and $10.9 million at December 31, 2005 and 2004, respectively, were on deposit with federal and state governmental authorities as required by law.

The Company had unfunded commitments with respect to funding of limited partnerships of approximately $71.3 million and $91.1 million at December 31, 2005 and 2004, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

As of December 31, 2005 and 2004, 94.7% and 95.7%, respectively, of the Company's fixed maturities were investment grade. Investment grade securities are those that are rated "BBB" or better by nationally recognized statistical rating organizations. During 2005, 2004 and 2003, the Company incurred realized losses totaling $29.7 million, $32.5 million and $62.8 million, respectively, for other-than-temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature.

The Company has discontinued accruing income on several of its holdings for issuers that are in default. The termination of accrual accounting on these holdings reduced previously accrued income by $1.7 million, $7.0 million and $10.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The fair market value of these investments was $24.4 million, $29.8 million and $80.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table provides the fair value and gross unrealized losses of the Company's available-for-sale fixed maturities investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that individual securities have been in an unrealized loss position, at December 31, 2005:
	Less Than Twelve Months		Twelve Months Or More	Total
Corporate Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic Industry	$ 62,351	$ (1,334)	$ 47,710	$ (2,050)	$ 110,061	$ (3,384)
Capital Goods	37,622	(476)	172,069	(4,031)	209,691	(4,507)
Communications	207,469	(12,291)	284,749	(12,185)	492,218	(24,476)
Consumer Cyclical	475,628	(31,554)	352,308	(30,916)	827,936	(62,470)
Consumer Noncyclical	82,655	(3,602)	116,271	(2,604)	198,926	(6,206)
Energy	44,087	(739)	56,103	(1,486)	100,190	(2,225)
Finance	754,646	(13,576)	685,785	(15,268)	1,440,431	(28,844)
Industrial Other	12,450	(535)	17,657	(494)	30,107	(1,029)
Technology	18,971	(829)	6,703	(298)	25,674	(1,127)
Transportation	64,664	(2,987)	95,889	(4,752)	160,553	(7,739)
Utilities	138,031	(3,438)	444,299	(10,106)	582,330	(13,544)

Total Corporate	1,898,574	(71,361)	2,279,543	(84,190)	4,178,117	(155,551)

Non-Corporate
Asset Backed and Mortgage Backed Securities	1,965,773	(43,011)	1,240,823	(31,113)	3,206,596	(74,124)
Foreign Government & Agency Securities	1,002	(3)	19,118	(61)	20,120	(64)
U.S. Treasury & Agency Securities	56,051	(633)	216,469	(3,653)	272,520	(4,286)

Total Non-Corporate	2,022,826	(43,647)	1,476,410	(34,827)	3,499,236	(78,474)

Grand Total	$ 3,921,400	$ (115,008)	$ 3,755,953	$ (119,017)	$ 7,677,353	$ (234,025)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

The following table provides the fair value and gross unrealized losses of the Company's available-for-sale fixed maturities investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that individual securities have been in an unrealized loss position, at December 31, 2004:
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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

The Company's analysis also assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been in an unrealized loss position, rating agency actions, and any other key developments as well as the Company's intention, if any, to dispose of its position. The Company has a Credit Committee that includes members from its investment, finance and actuarial functions. The committee meets and reviews the results of the Company's impairment analysis on a quarterly basis.

The following table provides the number of securities with gross unrealized losses, which were deemed to be temporarily impaired, at December 31, 2005 (not in thousands):
	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months Or More	Total Number of Securities
Corporate Securities

Basic Industry	17	7	24
Capital Goods	6	18	24
Communications	46	44	90
Consumer Cyclical	71	40	111
Consumer Noncyclical	23	18	41
Energy	9	14	23
Finance	113	81	194
Industrial Other	1	6	7
Technology	2	1	3
Transportation	17	43	60
Utilities	32	42	74

Total Corporate	337	314	651

Non-Corporate
Asset Backed and Mortgage Backed Securities	696	353	1,049
Foreign Government & Agency Securities	1	2	3
U.S. Treasury & Agency Securities	16	32	48

Total Non-Corporate	713	387	1,100

Grand Total	1,050	701	1,751

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

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

Mortgage Loans and Real Estate

The Company invests in commercial first mortgage loans and real estate throughout the United States. Investments are diversified by property type and geographic area. Mortgage loans are collateralized by the related properties and generally are no more than 75% of the property's value at the time that the original loan is made. Real estate investments classified as held-for-sale have been obtained primarily through foreclosure.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

Mortgage Loans and Real Estate (continued)

The carrying value of mortgage loans and real estate investments, net of applicable reserves and accumulated depreciation, was as follows:

	December 31,
	2005	2004

Total mortgage loans	$ 1,739,370	$ 1,465,896

Real estate:
Held-for-sale	-	628
Held for production of income	170,510	167,511
Total real estate	$ 170,510	$ 168,139

Accumulated depreciation on real estate was $23.0 million and $19.1 million at December 31, 2005 and 2004, respectively.

The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, values are impaired or values are impaired but mortgages are performing, appropriate allowances for losses have been made. The Company has restructured mortgage loans, impaired mortgage loans and impaired-but-performing mortgage loans totaling $12.6 million and $16.5 million at December 31, 2005 and 2004, respectively, against which there are allowances for losses of $6.3 million and $7.6 million, respectively.

Activity for the investment valuation allowances was as follows:

	Balance at			Balance at
	January 1,	Additions	Subtractions	December 31,
2005
Mortgage loans	$ 7,646	$ 800	$ (2,174)	$ 6,272

2004
Mortgage loans	$ 6,365	$ 1,530	$ (249)	$ 7,646

Mortgage loans and real estate investments comprise the following property types and geographic regions at December 31:

	2005	2004
Property Type:
Office building	$ 703,927	$ 620,273
Residential	87,874	89,831
Retail	751,041	619,021
Industrial/warehouse	264,567	237,020
Other	108,743	75,536
Valuation allowances	(6,272)	(7,646)
Total	$ 1,909,880	$ 1,634,035

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

	2005	2004
Geographic region:

Alabama	$ 8,070	$ 408
Arizona	48,113	45,753
California	144,829	137,387
Colorado	33,238	33,096
Connecticut	30,026	32,973
Delaware	15,194	15,847
Florida	140,592	116,327
Georgia	80,802	78,360
Illinois	23,118	10,473
Indiana	19,950	16,203
Kentucky	25,623	15,015
Louisiana	32,186	21,531
Maryland	64,724	57,323
Massachusetts	142,421	137,535
Michigan	6,799	8,719
Minnesota	53,157	46,341
Missouri	34,567	32,323
Nebraska	7,948	5,368
Nevada	7,509	8,055
New Jersey	36,042	31,943
New Mexico	7,386	7,633
New York	240,390	232,312
North Carolina	43,111	39,831
Ohio	128,525	93,896
Oregon	11,968	6,391
Pennsylvania	118,709	102,767
Tennessee	32,430	26,714
Texas	211,889	136,237
Utah	29,718	28,528
Virginia	17,386	18,378
Washington	73,326	68,389
Wisconsin	19,494	4,658
All other	26,912	24,967
Valuation allowances	(6,272)	(7,646)
Total	$ 1,909,880	$ 1,634,035

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

At December 31, 2005, scheduled mortgage loan maturities were as follows:

2006	$ 11,745
2007	52,697
2008	45,809
2009	42,455
2010	72,676
Thereafter	1,513,988
Total	$ 1,739,370

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $115.8 million and $54.0 million at December 31, 2005 and 2004, respectively.

During 2004 and 2003, the Company sold commercial mortgage loans in securitization transactions. The mortgages were primarily sold to qualified special purpose entities that were established for the purpose of purchasing the assets and issuing trust certificates. In these transactions, the Company retained investment tranches, which are considered available-for-sale securities, in addition to servicing rights. The securitizations are structured so that investors have no recourse to the Company's other assets for failure of debtors to pay when due. The value of the Company's retained interests are subject to credit and interest rate risk on the transferred financial assets. The Company recognized pre-tax gains of $3.0 million and $24.6 million for its 2004 and 2003 securitization transactions, respectively. The Company did not sell any commercial mortgage loans in securitization transactions in 2005.

The tranches retained through the 2004 securitization, were considered interest only strips ("I/O"). Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year ended December 31, 2004 were as follows:

	Exeter I/O	Fairfield I/O

Prepayment speed	-	-
Weighted average life in years	5.72-5.92	2.89-8.74
Expected credit losses	-	-
Residual cash flows discount rate	4.80%-4.84%	4.43%-5.28%
Treasury rate interpolated for average life	3.35%-3.39%	3.18%-4.03%
Spread over treasuries	1.45%	1.25%
Duration in years	6.64-10.14	1.45-4.92

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions at December 31, 2005 were as follows:

	Exeter I/O	Fairfield I/O
Amortized cost of retained
Interests	$ 775	$ 719
Fair value of retained interests	841	674
Weighted average life in years	2.32-2.96	1.00-4.36

Expected Credit Losses
Fair value of retained interest as a result of a .20% of adverse change	785	621
Fair value of retained interest as a result of a .30% of adverse change	757	595

Residual Cash flows Discount Rate
Fair value of retained interest as a result of a 10% of adverse change	839	672
Fair value of retained interest as a result of a 20% of adverse change	837	670

The outstanding principal amount of the securitized commercial mortgage loans was $873.2 million at December 31, 2005, none of which were 60 days or more past due. There were no net credit losses incurred relating to the securitized commercial mortgage loans at the dates of securitization through December 31, 2005.

The tranches retained through the 2003 securitization were subordinated secured notes. Key economic assumptions used in measuring the retained interests at the dates of securitizations completed during the year ended December 31, 2003 were as follows:

Commercial Mortgages

Prepayment speed	-
Weighted average life in years	14.123-14.84
Expected credit losses	-
Residual cash flows discount rate	5.65%-5.92%
Treasury rate interpolated for average life	4.37%-4.40%
Spread over treasuries	1.28%-1.52%
Duration in years	20.46-20.66

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions at December 31, 2005 were as follows:

Commercial Mortgages
Amortized cost of retained
Interests	$ 15,511
Fair value of retained interests	17,538
Weighted average life in years	13.69-14.10

Expected Credit Losses
Fair value of retained interest as a result of a .20% of adverse change	17,528
Fair value of retained interest as a result of a .30% of adverse change	17,522

Residual Cash flows Discount Rate
Fair value of retained interest as a result of a 10% of adverse change	16,868
Fair value of retained interest as a result of a 20% of adverse change	16,231

The outstanding principal amount of the securitized commercial mortgage loans was $363.9 million at December 31, 2005, none of which were 60 days or more past due. There were no net credit losses incurred relating to the securitized commercial mortgage loans at the date of securitization through December 31, 2005.

Securities Lending

The Company is engaged in certain securities lending transactions, which require the borrower to provide collateral on a daily basis, in amounts in excess of 102% of the fair value of the applicable securities loaned. The Company maintains effective control over all loaned securities and, therefore, continues to report such loaned securities as fixed maturities in its consolidated balance sheet.

Cash collateral received on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. The fair value of collateral held and included in other invested assets was $495.7 million and $735.7 million at December 31, 2005 and 2004, respectively.

Leveraged Leases

The Company is a lessor in a leveraged lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was originally leased for a term of 9.78 years. During 2001, the lease term was extended until 2010. The Company's equity investment in this VIE represented 8.33% of the partnership that provided 22.9% of the purchase price of the equipment. The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment, and is non-recourse to the Company. At the end of the lease term, the master lessee may exercise a fixed price purchase option to purchase the equipment. The leveraged lease is included as a part of other invested assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

The Company's net investment in the leveraged lease is composed of the following elements:

	Year ended December 31,
	2005	2004
Lease contract receivable	$ 25,914	$ 31,803
Less: non-recourse debt	(1,410)	(1,415)
Net Receivable	24,504	30,388
Estimated value of leased assets	21,420	21,420
Less: unearned and deferred income	(9,178)	(11,928)
Investment in leveraged leases	36,746	39,880
Less: fees	(138)	(138)
Net investment in leveraged leases	$ 36,608	$ 39,742

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

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counter-party interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) as an economic hedge against interest rate changes. No cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counter-party at each interest payment date. The net payment is recorded as a component of derivative income (loss). Because the underlying principal is not exchanged, the Company's maximum exposure to counter-party credit risk is the difference in payments exchanged. The fair value of swap agreements is included with derivative instruments - receivable (positive position) or derivative instruments - payable (negative position) in the accompanying balance sheet.

The Company utilizes payer swaptions to hedge exposure to interest rate risk. Swaptions give the buyer the option to enter into an interest rate swap per the terms of the original swaption agreement. A premium is paid on settlement date and no further cash transactions occur until the positions expire. The swaptions have a physical settlement at expiration for which an interest rate swap becomes effective. Swaptions are carried at fair value which is included in derivative instruments - receivable (positive position) in the accompanying balance sheet and the change in value is offset to derivative income.

The Company utilizes over-the-counter ("OTC") put options and exchange traded futures on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) and other indexes to hedge against stock market exposure inherent in the mortality and expense risk charges and GMDB and living benefit features of the Company's variable annuities. The Company also purchases OTC call options on the S&P 500 Index to economically hedge its obligation under certain fixed annuity contracts. Options are carried at fair value and are included with derivative instruments - receivable in the Company's balance sheet.

Standard & Poor's indexed futures contracts are entered into for purposes of hedging equity-indexed products. The interest credited on these 1, 5, 7 and 10 year term products is based on the changes in the S&P 500 Index. On trade date, an initial cash margin is exchanged. Daily cash is exchanged to settle the daily variation margin and the offset is recorded in derivative income.

The Company issued annuity contracts and GICs that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or GIC) and is carried at fair value.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

From the second quarter in 2000 until the second quarter in 2002, the Company marketed GICs to unrelated third parties. Each transaction is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps. The combination of the currency swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

Included in derivative gains (losses) are gains on the translation of foreign currency denominated GIC liabilities of $197.1 million for the year ended December 31, 2005, and losses of ($83.3) million and ($158.6) million for the years ended December 31, 2004 and 2003, respectively.

Beginning in the second quarter 2005, the Company marketed GICs to unrelated third parties and entered into funding agreements and interest rate swaps as part of this guaranteed investment program. The interest rate swaps allow the Company to lock in U.S. dollar fixed rate payments for the life of the contracts.

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

Net derivative income (loss) for the years ended December 31 consisted of the following:
	2005	2004	2003
Net expense on swap agreements	$ (64,915)	$ (62,514)	$ (87,721)
Change in fair value of swap agreements (interest rate, currency, and equity)	101,320	(43,977)	197,506
Change in fair value of options, futures and embedded derivatives	(19,931)	8,072	(312,985)
Total derivative income (losses)	$ 16,474	$ (98,419)	$ (203,200)

The Company is required to pledge and receive collateral for open derivative contracts. The amount of collateral required is determined by agreed upon thresholds with the counter-parties. The Company currently pledges cash and U.S. Treasury bonds to satisfy this collateral requirement. At December 31, 2005 and 2004, $35.6 million and $33.6 million, respectively, of fixed maturities were pledged as collateral and are included with fixed maturities.

The Company's underlying notional or principal amounts associated with open derivatives positions were as follows for the years ended December 31:

	2005
	Notional	Fair Value
	Principal	Asset (Liability)
	Amounts

Interest rate swaps	$ 6,764,984	$ (115,333)
Currency swaps	534,916	116,070
Equity swaps	181,334	29,463
Currency forwards	2,571	(2,079)
Credit Default Swaps	10,000	(3)
Futures	745,009	(1,724)
Swaptions	2,500,000	8,979
S&P 500 index call options	3,410,279	225,243
S&P 500 index put options	1,160,202	29,566

Total	$ 15,309,295	$ 290,182

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (CONTINUED)

	2004
	Notional	Fair Value
	Principal	Asset (Liability)
	Amounts

Interest rate swaps	$ 5,948,576	$ (212,661)
Currency swaps	805,849	290,776
Equity swaps	250,207	28,254
Currency forwards	1,547	(81)
S&P 500 index call options	2,986,757	188,481
S&P 500 index put options	1,217,980	42,858

Total	$ 11,210,916	$ 337,627

5. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains (losses) arose from sale of the following security types for the years ended December 31:

	2005	2004	2003

Fixed maturities	$ 21,873	$ 108,603	$ 159,474
Equity securities	(6)	3,375	(1,465)
Mortgage and other loans	614	858	25,528
Real estate	318	-	3,862
Other invested assets	12,741	(1,601)	4,800
Other than temporary declines	(29,707)	(32,494)	(62,834)
Gains on impaired assets	11,092	17,333	4,720

Total	$ 16,925	$ 96,074	$ 134,085

6. NET INVESTMENT INCOME

Net investment income consisted of the following for the years ended December 31:

	2005	2004	2003

Fixed maturities	$ 921,803	$ 1,030,973	$ 1,114,949
Mortgage and other loans	103,253	83,986	76,259
Real estate	11,047	11,615	6,952
Policy loans	37,595	42,821	43,335
Other	55,245	(19,715)	(20,364)
Gross investment income	1,128,943	1,149,680	1,221,131
Less: Investment expenses	16,414	15,423	12,381
Net investment income	$ 1,112,529	$ 1,134,257	$ 1,208,750

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

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

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 347,654	$ 347,654	$ 552,949	$ 552,949
Fixed maturities	18,261,996	18,307,751	18,784,015	18,873,147
Equity securities	15,427	15,427	1,006	1,006
Short-term investments	-	-	23,957	23,957
Mortgages	1,739,370	1,790,629	1,465,896	1,546,834
Derivatives instruments -receivables	487,947	487,947	566,401	566,401
Policy loans	701,769	701,769	696,305	696,305
Separate accounts	19,095,391	19,095,391	19,120,381	19,120,381

Financial liabilities:
Policy liabilities	18,668,578	17,449,961	18,846,238	17,677,082
Derivative instruments - payables	197,765	197,765	228,774	228,774
Long-term debt	-	-	33,500	33,500
Long-term debt to affiliates	1,125,000	1,178,918	1,025,000	1,100,501
Partnership capital securities	607,826	645,755	607,826	689,132
Separate accounts	19,095,391	19,095,391	19,120,381	19,120,381

The following methods and assumptions were used by the Company in determining the estimated fair value of its financial instruments:

Interest receivable on the above financial instruments is stated at carrying value which approximates fair value.

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

Derivatives: The fair values of swaps are based on current settlement values. The current settlement values are based on dealer quotes and market prices. Fair values for options and futures are based on dealer quotes and market prices.

Policy loans: Policy loans are stated at unpaid principal balances, which approximate fair value.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Separate accounts, assets and liabilities: The estimated fair value of assets held in separate accounts is based on quoted market prices. The fair value of liabilities related to separate accounts is the amount payable on demand, which excludes surrender charges.

Policy liabilities: The fair values of the Company's general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value. The fair values of other deposits with future maturity dates are estimated using discounted cash flows. The fair values of S&P 500 Index and other equity linked embedded derivatives are produced using standard derivative valuation techniques. GMABs or GMWBs are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are included in contractholder deposit funds. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a 50 year projection. Policyholder assumptions are based on experience studies and industry standards.

Long term debt: The fair value of notes payable and other borrowings are estimated using discounted cash flow analyses based upon the Company's current incremental borrowing rates for similar types of borrowings.

8. REINSURANCE

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement. To minimize its exposure to significant losses from reinsurer insolvencies, the Company periodically evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. Management believes that any liability from this contingency is unlikely. A brief discussion of the Company's reinsurance agreements by segment follows.

Wealth Management Segment

The Wealth Management Segment manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of approximately $1.7 billion and $1.7 billion as of December 31, 2005 and 2004, respectively. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliated company.

By reinsuring the SPWL policies, the Company reduced net investment income by $82.7 million and $91.2 million for the years ended December 31, 2005 and 2004, respectively. The Company also reduced interest credited by $57.5 million and $79.6 million for the years ended December 31, 2005 and 2004, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $13.1 and $13.6 million for the years ended December 31, 2005 and 2004, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

Individual Protection Segment

The Company has agreements with SLOC and several unrelated companies, which provide for reinsurance of portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance ("BOLI"), and corporate owned life insurance ("COLI") policies. These amounts are reinsured on either a monthly renewable or a yearly renewable term basis. Fee income was reduced by $33.3 million, $28.7 million and $23.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, to account for these agreements.

Effective October 1, 2004, the Company no longer acts as the reinsurer of risk under the lapse protection benefit for certain universal life contracts issued by SLOC.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

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

The effects of reinsurance were as follows:

	For the Years Ended December 31,
	2005	2004	2003

Insurance premiums:
Direct	$ 54,915	$ 62,939	$ 67,959
Ceded	2,933	4,119	7,441
Net premiums	$ 51,982	$ 58,820	$ 60,518

Insurance and other individual policy benefits and claims:
Direct	$ 225,936	$ 170,381	$ 230,384
Ceded	38,923	29,004	29,136
Net policy benefits and claims	$ 187,013	$ 141,377	$ 201,248

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

9. RETIREMENT PLANS

The Company sponsors two non-contributory defined benefit pension plans for its employees and certain affiliated employees. Expenses are allocated to participating companies based in a manner consistent with the allocation of employee compensation expenses. The Company's funding policies for the pension plans are to contribute amounts which at least satisfy the minimum amount required by the Employee Retirement Income Security Act of 1974 ("ERISA"). Most pension plan assets consist of separate accounts of SLOC or other insurance company contracts.

The Company uses a measurement date of September 30 for its pension and other post retirement benefit plans.

On September 21, 2005, the Board of Directors of the Company approved amendments pertaining to the two non-contributory defined benefit pension plans including the following:

(a) To provide that no one shall become a participant in the plan after December 31, 2005;

(b) To freeze accruals under the plan as of December 31, 2005 for all participants except (i) those participants (x) who are at least age 50 and whose age plus service on January 1, 2006 equals or exceeds 60 and (y) who in 2005 choose to continue their participation in the plan (the "Grandfathered Participants"), (ii) those participants who are receiving on December 31, 2005 severance or termination payments and (iii) those participants who are receiving on December 31, 2005 amounts paid under the Long Term Disability plan sponsored by the Company;

Due to the pension plan changes, a $1.9 million curtailment charge was recognized.

Other post retirement benefit plans have been amended as follows:

a) To provide retiree medical coverage where the retiree pays the entire cost of coverage equal to the cost paid by active employees unless the participant is a retiree as of 12/31/05, a "grandfathered employee" or a "Rule 75 employee".

A grandfathered employee shall mean an active employee (i) who retires on or after January 1,2006 and (ii) who as of January 1,2006 is at least age 55 with 15 or more years or service and whose age plus service is at least 75.

A rule 75 employee shall mean active employees (i) who are not Grandfathered employees, ii) who retire on or after January 1, 2006, and (iii) who when they retire are at least age 55 with 15 or more years or service and whose age plus service is at least 75.

For grandfathered and rule of 75 employees retiree medical coverage is provided at reduced cost.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

9. RETIREMENT PLANS (CONTINUED)

The following table sets forth the change in the pension plans' (retirement plan and agent pension plan) projected benefit obligations and assets, as well as the plans' funded status at December 31:

	2005	2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 215,439	$ 191,689
Service cost	10,948	9,873
Interest cost	13,839	12,118
Actuarial loss (gain)	17,780	7,039
Benefits paid	(6,105)	(5,280)
Plan amendments	2,344	-
Curtailment loss (gain)	(24,700)	-
Projected benefit obligation at end of year	$ 229,545	$ 215,439

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ 233,551	$ 205,737
Other	(1,250)	(1,050)
Actual return on plan assets	25,900	34,144
Benefits paid	(6,105)	(5,280)
Fair value of plan assets at end of year	$ 252,096	$ 233,551
Information on the funded status of the plan:
Funded status	$ 22,551	$ 18,112
Unrecognized net actuarial loss	7,802	19,339
Unrecognized transition obligation	(10,392)	(13,443)
Unrecognized prior service cost	3,945	7,421
4th quarter contribution	(1,550)	(1,250)
Prepaid benefit cost	$ 22,356	$ 30,179

The accumulated benefit obligation for the retirement plan and agent pension plan at December 31, 2005 and 2004 was $222.4 million and $188.9 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

9. RETIREMENT PLANS (CONTINUED)

The agent plan is overfunded and the funded status of the employee retirement plan was as follows:

	2005	2004

Plan assets	$ 211,612	$ 195,332
Projected benefit obligations	(219,802)	(206,748)
Funded status	$ (8,190)	$ (11,416)

Accumulated benefit obligation	$ 212,630	$ 180,201

The following table sets forth the components of the net periodic benefit cost, and the Company's share of net periodic benefit costs for the years ended December 31:

	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$ 10,948	$ 9,873	$ 8,954
Interest cost	13,839	12,118	10,494
Expected return on plan assets	(20,092)	(17,704)	(14,358)
Amortization of transition obligation asset	(3,051)	(3,051)	(3,051)
Amortization of prior service cost	855	855	855
Curtailment loss (gain)	1,856	-	-
Recognized net actuarial loss	1,918	3,140	4,215
Net periodic benefit cost (benefit)	$ 6,273	$ 5,231	$ 7,109
The Company's share of net periodic benefit cost	$ 4,116	$ 4,272	$ 5,522

In addition to its share of net periodic benefit cost, the Company incurred $2.9 million, $1.9 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, in expense for an uninsured benefit plan, for which the Company is not the plan sponsor.

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:

	Pension Benefits
	2005	2004	2003
Discount rate	5.8%	6.2%	6.1%
Rate of compensation increase	4.0%	4.0%	4.0%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

9. RETIREMENT PLANS (CONTINUED)

Weighted average assumptions used to determine net benefit cost were as follows:

	Pension Benefits
	2005	2004	2003

Discount rate	6.2%	6.1%	6.75%
Expected long term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.0%	4.0%	4.0%

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

Plan Assets

The asset allocation for the Company's pension plan assets for 2005 and 2004 measurement, and the target allocation for 2006, by asset category, are as follows:
	Target Allocation	Percentage of Plan Assets
Asset Category	2006	2005	2004

Equity Securities	60%	61%	61%
Debt Securities	25%	30%	27%
Commercial Mortgages	15%	9%	10%
Other	-%	-%	2%
Total	100%	100%	100%

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

Equity securities include SLF common stock in the amount of $4.2 million at December 31, 2004. Equity securities did not include any SLF common stock at December 31, 2005.

Cash Flow

Due to the over funded status of the agent defined benefit plan, the Company will not be making contributions to the plan in 2006.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

9. RETIREMENT PLANS (CONTINUED)

The Company has estimated the following future benefit payments for the years 2006 through 2015:
Pension Benefits
2006	$ 6,352
2007	6,680
2008	6,949
2009	7,299
2010	7,624
2011 to 2015	45,646

401(k) Savings Plan

The Company sponsors and participates in a 401(k) savings plan (the "401(k) Plan") for which substantially all employees of at least age 21 are eligible to participate at date of hire. Under the 401(k) Plan, the Company matches, up to specified amounts, the employees' contributions to the plan.

On September 21, 2005, the Board of Directors of the Company approved amendments pertaining to the 401(k) Plan including the following.

(a) Beginning January 1, 2006, Eligible Participants shall receive a basic employer contribution which shall be a percentage of the participant's eligible compensation determined under the following chart based on the sum of the participant's age and service on January 1 of the applicable plan year -

Age Plus Service	Employer Contribution
Less than 40	3%
At least 40 but less than 55	5%
At least 55	7%

(b) In addition to the basic employer contribution beginning January 1, 2006, Eligible Participants who did not become participants in the United States Employees' Retirement Income Plan before January 1, 2006 and who remain employed by a participating employer on January 1, 2006 shall be entitled to receive a supplemental basic employer contribution in January 2006 based on their applicable basic employer contribution percentage as of January 1, 2006 and their eligible compensation paid during the period beginning on their hire date and ending on December 31, 2005.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

9. RETIREMENT PLANS (CONTINUED)

(c) To provide for a transition employer contribution effective January 1, 2006 to Eligible Participants who are at least age 40 on January 1, 2006 and whose age plus service on January 1, 2006 equals or exceeds 45 (such Eligible Participants are referred to as "Transition Participants");

(d) For January 1, 2006 through December 31, 2015, Transition Participants shall receive transition employer contributions which shall be a percentage of the Transition Participant's eligible compensation determined under the following chart based on the participant's age and service on January 1, 2006 -

	Service
Age	Less than 5 years	5 or more years
At least 40 but less than 43	3.0%	5.0%
At least 43 but less than 45	3.5%	5.5%
At least 45	4.5%	6.5%

The amount of the 2005 employer contributions under 401(k) Plan sponsorship for the Company and its affiliates was $6.1 million. Amounts are allocated to affiliates based on their respective employees' contributions. The Company's portion of the expense was $4.6 million, $2.8 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company's contribution includes a $1.6 million accrued retroactive adjustment related to the board approved amendments to the 401(k) Plan. This retroactive adjustment will be funded in 2006.

Other Post-Retirement Benefit Plans

The Company sponsors a post-retirement benefit pension plan for its employees and certain affiliates employees providing certain health, dental and life insurance benefits ("post-retirement benefits") for retired employees and dependents (the "Retirement Plan"). Expenses are allocated to participating companies based on the number of participants. Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

9. RETIREMENT PLANS (CONTINUED)

The following table sets forth the change in the Retirement Plan's obligations and assets, as well as the plans' funded status at December 31:

Change in benefit obligation:	2005	2004

Benefit obligation at beginning of year	$ 48,453	$ 51,278
Service cost	1,333	1,233
Interest cost	2,994	2,957
Actuarial (gain) loss	4,596	(4,583)
Benefits paid	(2,884)	(2,432)
Plan Amendments	(3,192)	-
Benefit obligation at end of year	$ 51,300	$ 48,453

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ -	$ -
Employer contributions	2,884	2,432
Benefits paid	(2,884)	(2,432)
Fair value of plan assets at end of year	$ -	$ -

Information on the funded status of the plan:
Funded Status	$ (51,301)	$ (48,453)
Unrecognized net actuarial loss	22,741	19,556
4th quarter contribution	686	628
Unrecognized prior service cost	(5,609)	(2,657)
Accrued benefit cost	$ (33,483)	$ (30,926)

The following table sets forth the components of the net periodic post-retirement benefit costs and the Company's allocated share for the year ended December 31:

	2005	2004
Components of net periodic benefit cost
Service cost	$ 1,333	$ 1,233
Interest cost	2,994	2,957
Amortization of prior service cost	(241)	(241)
Recognized net actuarial loss	1,273	1,384
Net periodic benefit cost	$ 5,359	$ 5,333

The Company's share of net periodic benefit cost	$ 4,947	$ 4,180

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

9. RETIREMENT PLANS (CONTINUED)

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:
	Other Benefits
	2005	2004	2003
Discount Rate	5.8%	6.2%	6.1%
Rate of Compensation increase	4.0%	4.0%	4.0%

Weighted average assumptions used to determine net cost for the years ended December 31 were as follows:
	Other Benefits
	2005	2004	2003
Discount rate	6.2%	6.1%	6.75%
Rate of compensation increase	4.0%	4.0%	4.0%

In order to measure the post-retirement benefit obligation for 2005, the Company assumed a 10% annual rate of increase in the per capita cost of covered health care benefits. In addition, medical cost inflation is assumed to be 10% in 2006 and assumed to decrease gradually to 5.00% for 2011 and remain at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effect:
	1- Percentage-Point	1- Percentage-Point
	Increase	Decrease
Effect on Post retirement benefit obligation	$ 5,541	$ (4,571)

Effect on total of service and interest cost	$ 756	$ (596)

The Company has estimated the following future benefit payments for the years 2006 through 2015:
Other Benefits
2006	$ 3,413
2007	3,546
2008	3,666
2009	3,757
2010	3,807
2011 to 2015	19,859

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

10. FEDERAL INCOME TAXES

The Company will file a consolidated return with SLC -U.S. Ops Holdings for the year ended December 31, 2005 as the Company did for the year ended December 31, 2004. The Company filed a consolidated federal income tax return with SLC - U.S. Ops Holdings and Keyport filed a return with its subsidiary, Independence Life, for the year ended December 31, 2003. A summary of the components of federal income tax expense (benefit) in the consolidated statements of income for the years ended December 31 is as follows:

	2005	2004	2003
Federal income tax expense (benefit):
Current	$ 11,239	$ (5,331)	$ (29,240)
Deferred	28,852	76,683	56,606

Total	$ 40,091	$ 71,352	$ 27,366

Federal income taxes attributable to the Company's consolidated operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate at 35%. The Company's effective rate differed from the federal income tax rate as follows:

	2005	2004	2003

Expected federal income tax expense (benefit)	$ 60,210	$ 107,446	$ 44,251
Low income housing credit	(5,947)	(6,021)	(6,026)
Separate account dividend received deduction	(10,150)	(10,500)	(5,600)
Prior year settlements	(2,802)	(17,351)	(6,518)
Other items	(1,220)	(2,222)	1,259

Federal income tax expense (benefit)	$ 40,091	$ 71,352	$ 27,366

The deferred income tax asset (liability) represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and (liabilities) as of December 31 were as follows:

	2005	2004
Deferred tax assets:
Actuarial liabilities	$ 250,818	$ 391,780
Net operating loss	-	4,444
Other	281	(8,340)
Total deferred tax assets	251,099	387,884

Deferred tax liabilities:
Deferred policy acquisition costs	(287,605)	(185,715)
Investments, net	40,866	(266,779)
Total deferred tax liabilities	(246,739)	(452,494)

Net deferred tax asset (liability)	$ 4,360	$ (64,610)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

10. FEDERAL INCOME TAXES (CONTINUED)

The Company makes payments under certain tax sharing agreements as if it were filing as a separate company. The Company received income tax refunds of $32.0 million in 2005 and $17.1 million in 2003. The Company did not have any net income tax payments for 2004. At December 31, 2005, the Company did not have any operating loss carryforwards remaining.

The Company's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"), and provisions are made in the consolidated financial statements in anticipation of the results of these audits. The Company is currently under audit by the IRS for the years 2001 and 2002. In the Company's opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on the Company's financial statements. However, the amounts of these tax liabilities could be revised in the future if estimates of the Company's ultimate liability are revised.

11. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses related to the Company's group life, group disability and stop loss products is summarized below:

	2005	2004

Balance at January 1	$ 32,571	$ 31,337
Less reinsurance recoverable	(6,381)	(9,146)
Net balance at January 1	26,190	22,191
Incurred related to:
Current year	23,881	20,889
Prior years	(3,143)	910
Total incurred	20,738	21,799
Paid losses related to:
Current year	(13,860)	(12,009)
Prior years	(5,813)	(5,791)
Total paid	(19,673)	(17,800)

Balance at December 31	33,141	32,571
Less reinsurance recoverable	(5,886)	(6,381)

Net balance at December 31	$ 27,255	$ 26,190

The incurred losses and loss adjustment expenses relating to insured events in prior years changed as a result of reassessment of the estimates of the settlement costs on certain claims outstanding due to factors that emerged in the current year.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

12. LIABILITIES FOR CONTRACT GUARANTEES

On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' (the "AICPA") SOP 03-1. The major provisions of SOP 03-1 that affect the Company require:

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

The table below represents information regarding the Company's variable annuity contracts with guarantees at December 31, 2005:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 16,316,183	$ 2,126,214	66.1
Minimum Income	$ 385,378	$ 68,802	59.3
Minimum Accumulation or Withdrawal	$ 1,669,284	$ 182	61.2

The table below represents information regarding the Company's variable annuity contracts with guarantees at December 31, 2004:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 16,894,237	$ 2,423,320	65.7
Minimum Income	$ 386,407	$ 63,851	59.8
Minimum Accumulation or Withdrawal	$ 884,843	$ -	61.4

1 Net amount at risk represents the difference between guaranteed benefits and account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

12. LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following summarizes the reserve for the GMDB and GMIB at December 31, 2005:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2004	$ 28,313	$ 2,422	$ 30,735

Benefit Ratio Change / Assumption Changes	15,205	(172)	15,033
Incurred guaranteed benefits	35,559	560	36,119
Paid guaranteed benefits	(39,308)	-	(39,308)
Interest	1,980	190	2,170

Balance at December 31, 2005	$ 41,749	$ 3,000	$ 44,749

The following summarizes the reserve for the GMDB and GMIB at December 31, 2004:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2004	$ 45,250	$ 1,457	$ 46,707

Incurred guaranteed benefits	32,103	832	32,935
Paid guaranteed benefits	(50,502)	-	(50,502)
Interest	1,462	132	1,594

Balance at December 31, 2004	$ 28,313	$ 2,422	$ 30,735

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

12. LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

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

The liability for guarantees is re-evaluated regularly and adjustments are made to the liability balance through a charge or credit to policyowner benefits.

GMABs or GMWBs are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a 50 year projection. Policyholder assumptions are based on experience studies and industry standards. The GMAB or GMWB constituted an asset of $0.2 million and $2.8 million at December 31, 2005 and 2004, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

13. DEFERRED POLICY ACQUISITION COSTS (DAC)

The changes in DAC for the years ended December 31 were as follows:

	2005	2004
Balance at January 1	$ 1,147,181	$ 889,601
Acquisition costs deferred	261,058	346,764
Amortized to expense during the year	(226,355)	(48,562)
Adjustment for unrealized investment gains (losses) during the year	159,493	(40,622)
Balance at December 31	$ 1,341,377	$ 1,147,181

14. VALUE OF BUSINESS ACQUIRED (VOBA)

The changes in VOBA for the years ended December 31 were as follows:

	2005	2004
Balance at January 1	$ 24,130	$ 22,391
Amortized to expense during the year	(17,467)	(4,819)
Adjustment for unrealized investment gains (losses) during the year	47,007	6,558
Balance at December 31	$ 53,670	$ 24,130

15. SEGMENT INFORMATION

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

15. SEGMENT INFORMATION (CONTINUED)

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

The following amounts pertain to the various business segments:

	Year ended December 31, 2005

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 1,342,509	$ 74,535	$ 32,604	$ 110,537	$ 1,560,185
Total Expenditures	1,220,198	70,991	32,333	64,636	1,388,158
Income before income tax expense, minority interest and cumulative effect of change in accounting principle	122,311	3,544	271	45,901	172,027

Net Income	93,570	2,443	176	36,963	133,152

Total Assets	$ 38,631,963	$ 6,005,424	$ 55,319	$1,314,140	$ 46,006,846

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

15. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments:

	Year ended December 31, 2004

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 1,284,873	$ 65,366	$ 34,908	$ 162,596	$ 1,547,743
Total Expenditures	1,054,852	60,785	31,605	93,470	1,240,712
Income before income tax expense, minority interest and cumulative effect of change in accounting principle	230,021	4,581	3,303	69,126	307,031

Net Income	166,309	3,118	2,147	49,702	221,276

Total Assets	$ 40,961,145	$ 4,111,638	$ 53,131	$1,561,629	$ 46,687,543

	Year ended December 31, 2003

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 1,409,642	$ 49,357	$ 26,609	$ 34,141	$ 1,519,749
Total Expenditures	1,247,670	53,848	25,712	61,792	1,389,022
Income (loss) before income tax expense, minority interest and cumulative effect of change in accounting principle	161,972	(4,491)	897	(27,651)	130,727

Net Income (Loss)	106,655	(2,331)	608	(9,941)	94,991

Total Assets	$ 39,814,262	$ 2,973,014	$ 46,535	$ 840,565	$ 43,674,376

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

16. REGULATORY FINANCIAL INFORMATION

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

At December 31, the Company and its insurance subsidiaries combined statutory surplus and net income were as follows:

	Unaudited for the Years ended December 31,
	2005	2004	2003

Statutory surplus and capital	$ 1,778,241	$ 1,822,812	$ 1,685,356
Statutory net income	140,827	249,010	224,284

17. DIVIDEND RESTRICTIONS

The Company's and its insurance company subsidiaries' ability to pay dividends is subject to certain statutory restrictions. Delaware, New York, and Rhode Island have enacted laws governing the payment of dividends to stockholders by domestic insurers.

Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that a domestic insurer may pay in any twelve-month period without prior approval of the Delaware Commissioner of Insurance is limited to the greater of (i) ten percent of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year. Any dividends to be paid by an insurer from a source other than statutory surplus, whether or not in excess of the aforementioned threshold, would also require the prior approval of the Delaware Commissioner of Insurance. The Company is permitted to pay dividends up to a maximum of $154.3 million in 2006 without prior approval from the Delaware Commissioner of Insurance.

In 2005, the Company's board of directors approved and the Company paid a $200.0 million dividend to its direct parent, Sun Life of Canada (U.S.) Holdings, Inc., consisting of $150.6 million in cash and $49.4 million in notes. In 2004, the Company's board of Directors approved and the Company paid $150.0 million of cash dividends to its direct parent. On December 31, 2004, SCA was distributed in the form of a dividend of $6.6 million to the Company's direct parent and became a consolidated subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. The Company did not pay any dividends in 2003.

New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance, where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. No dividends were paid by SLNY during 2005, 2004 or 2003.

Rhode Island law requires prior regulatory approval for any dividend where the amount of such dividend paid during the preceding twelve-month period would exceed the lesser of (i) ten percent of the insurance company's surplus as of the December 31 next preceding, or (ii) its net gain from operations, not including realized capital gains, for the immediately preceding calendar year, excluding pro rata distributions of any class of the insurance company's own securities. No dividends were paid by Independence Life during 2005, 2004 or 2003.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

18. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of December 31 were as follows:
	2005	2004	2003
Unrealized gains on available-for-sale securities	$ 56,493	$ 485,553	$ 520,173
Reserve allocation	(22,039)	-	-
Minimum pension liability adjustment	(2,834)	-	-
DAC allocation	(12,842)	(172,945)	(132,323)
VOBA allocation	(1,201)	(48,208)	(54,766)
Tax effect and other	1,683	(83,762)	(105,403)

Accumulated Other Comprehensive Income	$ 19,260	$ 180,638	$ 227,681

19. COMMITMENTS AND CONTINGENCIES

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

For the years ended December 31, 2005, 2004 and 2003

19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Indemnities

In the normal course of its business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. The Company believes any potential liability under these agreements is neither probable nor estimatable. Therefore, the Company has not recorded any associated liability.

Lease Commitments

The Company leases various facilities and equipment under operating leases with terms of up to six years. As of December 31, 2005, minimum future lease payments under such leases were as follows:

2006	$ 6,029
2007	4,778
2008	1,477
2009	374
2010	39
Total	$ 12,697

Total rental expense for the years ended December 31, 2005, 2004 and 2003 was $8.5 million, $16.3 million and $23.6 million, respectively.

The Company has four noncancelable sublease agreements that expire on March 31, 2008. As of December 31, 2005, the minimum future lease payments under the sublease agreements were as follows:

2006	$ 1,140
2007	1,174
2008	293
Total	$ 2,607

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

We have audited the accompanying consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and consolidated financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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
March 23, 2006

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000's):

		2005
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 101,962	$ 102,715	$ 105,248	$ 104,332
Net investment income and net realized
gains	301,503	181,720	387,965	274,740
Total revenues	403,465	284,435	493,213	379,072

Policyholder and other expenses	348,571	294,456	341,563	403,568
Income (loss) before taxes	54,894	(10,021)	151,650	(24,496)
Net income (loss)	$ 35,050	$ 3,800	$ 103,274	$ (8,972)

		2004
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 104,606	$ 100,426	$ 109,784	$ 101,015
Net investment income and net realized
gains	341,293	272,614	201,238	316,767
Total revenues	445,899	373,040	311,022	417,782
Policyholder and other expenses	248,137	323,156	340,053	329,366
Income (loss) before taxes	197,762	49,884	(29,031)	88,416
Net income (loss)	$ 122,565	$ 47,390	$ (14,484)	$ 65,805

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

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

Item 14. Principal Accounting Fees and Services.

For the fiscal years ended December 31, the fees billed to the Company by its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000's):
Nature of Services	2005	2004
Audit Fees	$ 3,827	$ 3,138
Audit-Related Fees	137	48
Tax Fees	-	-
All Other Fees	-	-

Total	$ 3,964	$ 3,186

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

Tax Fees

Tax Fees are for tax compliance, tax advice and tax planning. These services consist of tax compliance, including the review of original and amended tax returns, assistance with questions regarding tax audits and refund claims, tax advice in connection with acquisitions and tax planning and advisory services relating to domestic and international taxation. There were not any Tax Fees billed in each of the last two fiscal years by the Company's external auditors.

All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the Company's external auditors, other than the Audit Fees and, Audit-Related Fees described above.

Audit Committee Approval

The Company adopted SLF's "Policy Restricting the Use of the Company's External Auditors" (the "Policy") requiring Audit Committee pre-approval of services provided by the Company's external auditors, a copy of which is set out below. All professional services rendered by the external auditors to the Company have been approved by the Company's Audit Committee in accordance with the Policy since November 2002. None of the services described in the table above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of SEC Rule 2-01 of Regulation S-X.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial statements (set forth in Item 8):

- Consolidated Statements of Income for each of the three years ended December 31, 2005, December 31, 2004 and December 31, 2003.

- Consolidated Balance Sheets at December 31, 2005 and December 31, 2004.

- Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2005, December 31, 2004 and December 31, 2003.

- Consolidated Statements of Stockholder's Equity for each of the three years ended December 31, 2005, December 31, 2004 and December 31, 2003.

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2005, December 31, 2004 and December 31, 2003.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

SCHEDULE I

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2005

(in 000's)
			Balance sheet
	Cost	Value	Amount
Available-for-sale fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 5,234,792	$ 5,201,626	$ 5,201,626
Foreign Government & Agency Securities	86,360	89,261	89,261
States & Political Subdivisions	742	766	766
U.S. Treasury & Agency Securities	449,877	450,364	450,364
Total Non-Corporate	5,771,771	5,742,017	5,742,017

Corporate securities:
Basic Industry	228,782	231,590	231,590
Capital Goods	602,974	618,777	618,777
Communications	1,285,638	1,293,744	1,293,744
Consumer Cyclical	1,321,417	1,275,687	1,275,687
Consumer Noncyclical	548,636	559,415	559,415
Energy	445,207	458,264	458,264
Finance	3,167,168	3,189,043	3,189,043
Industrial Other	246,421	255,305	255,305
Technology	49,288	49,014	49,014
Transportation	409,812	419,859	419,859
Utilities	1,543,713	1,584,433	1,584,433
Total Corporate	9,849,056	9,935,131	9,935,131
Total available-for-sale fixed maturities	$ 15,620,827	$ 15,677,148	$ 15,677,148

Trading fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 209,548	$ 207,687	$ 207,687
Foreign Government & Agency Securities	19,516	19,380	19,380
Total Non-Corporate	229,064	227,067	227,067

Corporate securities:
Basic Industry	8,649	9,432	9,432
Capital Goods	15,651	16,402	16,402
Communications	343,647	338,712	338,712
Consumer Cyclical	246,522	242,977	242,977
Consumer Noncyclical	84,411	82,753	82,753
Energy	27,675	30,862	30,862
Finance	713,043	718,754	718,754
Industrial Other	47,464	47,334	47,334
Technology	3,801	3,883	3,883
Transportation	60,950	58,842	58,842
Utilities	201,885	207,830	207,830
Total Corporate	1,753,698	1,757,781	1,757,781
Total trading fixed maturities	$ 1,982,762	$ 1,984,848	$ 1,984,848

Mortgage loans on real estate	1,739,370	1,790,629	1,739,370
Real estate	170,510	170,510	170,510
Derivative instruments	487,947	487,947	487,947
Limited partnerships	222,148	222,148	222,148
Other invested assets	554,917	554,917	554,917
Policy loans	701,769	701,769	701,769
Total investments	$ 21,480,250	$ 21,589,916	$ 21,538,657

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

(in 000's)

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses		Other Policy Claims and Benefits Payable(1)

Wealth Management
2005	$ 1,264,276	$ 18,864,933		$ 19,027
2004	1,084,296	19,104,897		10,208

Group Protection
2005	$ -	$ 36,552		$ 3,434
2004	-	35,775		4,552

Individual Protection
2005	$ 77,101	$ 535,390		$ 3,385
2004	62,886	426,704		1,540

Corporate
2005	$ -	$ -		$ -
2004	-	-		-

Segment	Net Investment Income (Loss) (2)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs And Value of Business Acquired	Interest and Other Operating Expenses

Wealth Management
2005	$ 981,092	$ 780,718	$ 232,540	$ 206,940
2004	1,010,069	774,653	78,696	201.503
2003	1,168,841	948,508	94,464	204,698

Group Protection
2005	$ 2,253	$ 20,690	$ -	$ 11,643
2004	1,794	21,955	-	9,650
2003	1,669	17,813	-	7,899

Individual Protection
2005	$ 20,862	$ 23,107	$ 11,281	$ 36,603
2004	15,659	18,211	4,180	38,394
2003	12,692	18,926	$ 3,934	30,988

Corporate
2005	$ 108,322	$ -	$ -	$ 64,636
2004	106,735	-	-	93,470
2003	25,547	-	-	61,792

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses.

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

SCHEDULE IV

REINSURANCE

(in 000's)
Ceded to
	Gross	Other	Net
	Amount	Companies	Amount

2005
Life Insurance in Force	$ 39,084,669	$ 24,151,998	$ 14,932,671

Premiums
Life Insurance	$ 42,119	$ 906	$ 41,213
Accident and Health	12,796	2,027	10,769
Total Premiums	$ 54,915	$ 2,933	$ 51,982

2004
Life Insurance in Force	$ 35,423,849	$ 22,577,926	$ 12,845,923

Premiums
Life Insurance	$ 47,015	$ 1,921	$ 45,094
Accident and Health	15,924	2,198	13,726
Total Premiums	$ 62,939	$ 4,119	$ 58,820

2003
Life Insurance in Force	$ 32,342,558	$ 22,347,833	$ 9,994,725

Premiums
Life Insurance	$ 54,877	$ 5,948	$ 48,929
Accident and Health	13,082	1,493	11,589
Total Premiums	$ 67,959	$ 7,441	$ 60,518

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

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K (continued):

14	Omitted pursuant to Instruction I(2)(c) to Form 10-K

21	Omitted pursuant to Instruction I(2)(b) to Form 10-K

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Exhibits required by Item 601 of Regulation S-K:

See Item 15(a)(3) above.

(c) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b):

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

By:	/s/ Robert C. Salipante
Robert C. Salipante
President

Date:	March 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
/s/ Robert C. Salipante	President and Director	March 23, 2006
Robert C. Salipante	(Principal Executive Officer)

/s/ Gary Corsi	Vice President and Chief Financial Officer and Director	March 23, 2006
Gary Corsi	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas A. Bogart	Director	March 23, 2006
Thomas A. Bogart

/s/ Paul W. Derksen	Director	March 23, 2006
Paul W. Derksen

/s/ Scott M. Davis	Director	March 23, 2006
Scott M. Davis

/s/ C. James Prieur	Director	March 23, 2006
C. James Prieur

/s/ Mary Fay	Director	March 23, 2006
Mary Fay

/s/ Donald A. Stewart	Director	March 23, 2006
Donald A. Stewart

Supplemental Information to be Furnished With Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

The registrant is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc. and does not send annual reports or proxy material to its sole security holder.