Form 10-Q
period 2006-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2006-05-15
CIK 745544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended March 31, 2006	Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824 and 333-111636

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of principal executive offices)		(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Registrant has 6,437 shares of common stock outstanding on May 15, 2006, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

For the three months ended March 31,

	Unaudited
	2006	2005

Revenues

Premiums and annuity considerations	$ 15,138	$ 12,947
Net investment income	243,580	272,827
Net derivative income	124,528	23,174
Net realized investment (losses) gains	(77)	5,502
Fee and other income	91,447	89,015

Total revenues	474,616	403,465

Benefits and Expenses

Interest credited	157,625	166,582
Interest expense	31,274	30,826
Policyowner benefits	35,637	32,187
Other operating expenses	52,818	69,089
Amortization of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA")	105,275	49,887

Total benefits and expenses	382,629	348,571

Income before income tax expense and minority interest	91,987	54,894

Income tax expense	28,326	21,058

Income before minority interest	63,661	33,836

Minority interest share of loss	-	(1,214)

Net income	$ 63,661	$ 35,050

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
	Unaudited
ASSETS	March 31, 2006	December 31, 2005
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $15,135,064 and $15,620,827 in 2006 and 2005, respectively)	$14,941,468	$15,677,148
Trading fixed maturities at fair value (amortized cost of $1,958,829 and $1,982,762 in 2006 and 2005, respectively)	1,935,993	1,984,848
Subordinated note from affiliate held-to-maturity (fair value of $654,666 and $645,755 in 2006 and 2005, respectively)	600,000	600,000
Mortgage loans	1,794,302	1,739,370
Derivative instruments - receivable	567,306	487,947
Limited partnerships	202,248	222,148
Real estate	169,564	170,510
Policy loans	698,554	701,769
Other invested assets	852,796	554,917
Cash and cash equivalents	443,164	347,654
Total investments	22,205,395	22,486,311

Accrued investment income	284,191	261,507
Deferred policy acquisition costs	1,387,147	1,341,377
Value of business acquired	64,230	53,670
Deferred federal income taxes	590	4,360
Goodwill	701,451	701,451
Receivable for investments sold	78,795	79,860
Reinsurance receivable	1,846,501	1,860,680
Other assets	128,367	122,239
Separate account assets	19,612,101	19,095,391

Total assets	$46,308,768	$46,006,846

LIABILITIES

Contractholder deposit funds and other policy liabilities	$18,357,673	$18,668,578
Future contract and policy benefits	755,095	768,297
Payable for investments purchased	194,926	248,733
Accrued expenses and taxes	95,976	150,318
Debt payable to affiliates	1,125,000	1,125,000
Partnership capital securities	620,615	607,826
Reinsurance payable to affiliate	1,651,299	1,652,517
Derivative instruments - payable	108,731	197,765
Other liabilities	1,087,356	766,657
Separate account liabilities	19,612,101	19,095,391

Total liabilities	43,608,772	43,281,082

Commitments and contingencies - Note 5

STOCKHOLDER'S EQUITY

Common stock, $1,000 par value - 10,000 shares authorized; 6,437 shares issued and outstanding	$6,437	$6,437
Additional paid-in capital	2,140,964	2,138,880
Accumulated other comprehensive (loss) income	(72,253)	19,260
Retained earnings	624,848	561,187

Total stockholder's equity	2,699,996	2,725,764

Total liabilities and stockholder's equity	$46,308,768	$46,006,846

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

For the three months ended March 31,

	Unaudited
	2006	2005

Net income	$ 63,661	$ 35,050
Other comprehensive loss:

Net change in unrealized holding losses on available- for-sale securities, net of tax and policyholder amounts (1)	(99,175)	(90,221)

Minimum pension liability adjustment, net of tax (2)	1,289	-

Reclassification adjustments of realized investment losses (gains) into net income, net of tax (3)	6,373	(8,303)
Other comprehensive loss	(91,513)	(98,524)

Comprehensive loss	$ (27,852)	$ (63,474)

  Net change in unrealized holding losses on available-for-sale securities is reflected net of tax benefit of $53.4 million and $48.6 million for the three months ended March 31, 2006 and 2005, respectively.

  Minimum pension liability adjustment is reflected net of tax expense of $0.7 million for the three months ended March 31, 2006.

  Reclassification adjustment of realized investment losses (gains) is reflected net of tax (benefit) expense of $(3.4) million and $4.5 million for the three months ended March 31, 2006 and 2005, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(in thousands)

For the three months ended March 31, 2006 and 2005

Unaudited
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2004	$6,437	$2,131,888	$180,638	$628,035	$2,946,998

Comprehensive income (loss):
Net income				35,050	35,050
Other comprehensive loss			(98,524)		(98,524)

Balance at March 31, 2005	$6,437	$2,131,888	$82,114	$663,085	$2,883,524

Balance at December 31, 2005	$6,437	$2,138,880	$19,260	$561,187	$2,725,764

Comprehensive income (loss):
Net income				63,661	63,661
Additional paid-in-capital		2,084			2,084
Other comprehensive loss			(91,513)		(91,513)

Balance at March 31, 2006	$6,437	$2,140,964	$(72,253)	$624,848	$2,699,996

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

For the three months ended March 31,

	Unaudited
	2006	2005

Cash Flows From Operating Activities:
Net income	$ 63,661	$ 35,050
Adjustments to reconcile net income to net cash provided by
operating activities:
Minority interest share	-	(1,214)
Amortization of discount and premiums on investments	21,771	18,933
Amortization of DAC and VOBA	105,275	49,887
Depreciation and amortization	1,330	974
Non cash derivative activity	(137,607)	(15,646)
Net realized losses (gains) on investments	77	(5,502)
Net unrealized losses on trading investments	24,922	31,626
Net change in unrealized and undistributed gains in private
equity limited partnerships	(1,126)	(31,219)
Interest credited to contractholder deposits	157,625	166,034
Deferred federal income taxes	53,649	9,198
Changes in assets and liabilities:
Deferred acquisition costs	(63,026)	(67,121)
Accrued investment income	(22,684)	(30,996)
Future contract and policy benefits	(5,297)	(10,227)
Other, net	9,801	37,609
Net sales of trading fixed maturities	17,678	10,758

Net cash provided by operating activities	226,049	198,144

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	1,403,174	1,572,346
Mortgage loans	50,906	27,210
Other invested assets	47,215	180,806
Purchases of:
Available-for-sale fixed maturities	(987,751)	(1,579,399)
Mortgage loans	(105,822)	(64,305)
Real estate	(292)	(1,735)
Other invested assets	(321,616)	(41,231)
Changes in other investing activities, net	299,042	(152,298)
Net change in policy loans	3,215	(3,775)
Net change in short term investments	-	(4,543)

Net cash provided by (used in) investing activities	$ 388,071	$ (66,924)

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the three months ended March 31,

	Unaudited
	2006	2005

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 388,218	$ 488,400
Withdrawals from contractholder deposit funds	(908,912)	(644,470)
Other, net	2,084	6,178

Net cash used in financing activities	(518,610)	(149,892)

Net change in cash and cash equivalents	95,510	(18,672)

Cash and cash equivalents, beginning of period	347,654	552,949

Cash and cash equivalents, end of period	$ 443,164	$ 534,277

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

The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual universal life insurance, individual and group fixed and variable annuities, funding agreements ("FA's"), group life, group disability, and group stop loss insurance. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets. The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In addition, the Company's wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

As of December 31, 2004, SLC - U.S. Ops Holdings was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company incorporated in 1865 and a direct wholly-owned subsidiary of SLF. On January 4, 2005, a reorganization was completed under which most of SLOC's asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned subsidiary of SLF. The Company is now an indirect subsidiary of Sun Life Financial Corp., and continues to be an indirect subsidiary of SLF.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. As of March 31, 2006, the Company owned all of the outstanding shares of SLNY, Sun Life of Canada (U.S.) SPE 97-I, Inc., Clarendon Insurance Agency, Inc., SLF Private Placement Investment Company I, LLC, Sun Parkaire Landing LLC, 7101 France Avenue Manager, LLC, Independence Life and Annuity Company, and Sun Life of Canada (U.S.) Holdings General Partner LLC (the "General Partner"). During 2005, Sun Benefit Services Company, Inc., an inactive subsidiary, was dissolved.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

BASIS OF PRESENTATION (continued)

In addition, the Company had consolidated a certain interest in a variable interest entity ("VIE"). The consolidation of the VIE required the Company to report its minority interest relating to the equity ownership not controlled by the Company. The Company's interest in the VIE was sold on April 19, 2005.

All significant affiliate transactions with subsidiaries have been eliminated in consolidation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November of 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This FSP is effective for reporting periods beginning after December 15, 2005. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The statement also includes accounting guidance for periods subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of this FSP did not impact the methodology used by the Company to determine and measure impaired investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. TRANSACTIONS WITH AFFILIATES

Below is a summary of the affiliated transactions for those affiliates that are not consolidated within the Company.

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $15.2 million and $17.4 million for the three months ended March 31, 2006 and 2005, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $51.3 million and $38.7 million for the three months ended March 31, 2006 and 2005, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Under these leases, the Company received rent of $2.7 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively.

The Company did not make any dividend payments during the three months ended March 31, 2006 and 2005.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company ("MFS"), serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.8 million for each of the three months ended March 31, 2006 and 2005, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC ("SCA") under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company's separate accounts established in connection with the variable contracts issued by the Company. Amounts received under this agreement amounted to approximately $0.4 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.

During the three months ended March 31, 2006 and 2005, the Company paid $4.2 million and $5.5 million in investment management services fees to SCA, an affiliate and registered investment adviser, on a cost-reimbursement basis.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES

In 2004 and 2003, the Company purchased a total of $140.0 million in promissory notes from MFS. Interest earned on these notes for the three months ended March 31, 2005, was $1.1 million. On September 23, 2005, the Company transferred certain of these notes with a par value of $50.0 million to the Company's direct parent, Sun Life of Canada (U.S.) Holdings, Inc. as dividend. On December 31, 2005, the Company sold the remaining $90.0 million of these notes to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary)").

The Company recorded a tax benefit of $2.1 million through paid-in-capital for SLF stock options issued to employees of the Company for the three months ended March 31, 2006.

At March 31, 2006 and 2005, the Company had a $380.0 million promissory note and an $80.0 million promissory note issued to an affiliate, Sun Life (Hungary) LLC. The Company pays interest semi-annually to Sun Life (Hungary). Total interest incurred was $6.6 million for each of the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006 and 2005, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company. The Company incurred $10.6 million in interest expense on these surplus notes for each of the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006 and 2005, the Company, through the Partnership, had $600.0 million of 8.526% partnership capital securities issued to the Capital Trust. The Company expensed $12.8 million for interest on these partnership capital securities for each of the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006 and 2005, the Company, through the Partnership, owned $600.0 million of 8.526% subordinated notes issued by its parent, Sun Life of Canada (U.S.) Holdings, Inc. Interest earned on these notes was $12.8 million for each of the three months ended March 31, 2006 and 2005, respectively.

On June 3, 2005, the Company entered into a Terms Agreement (the "Terms Agreement") with its affiliates, Sun Life Financial Global Funding, L.P. (the "Issuer"), Sun Life Financial Global Funding, U.L.C. (the "ULC") and Sun Life Financial Global Funding, L.L.C. (the "LLC"), in connection with the offer and sale by the Issuer of $600.0 million of Series 2005-1 Floating Rate Notes due 2010 (the "First Tranche Notes").

On June 29, 2005, the Company entered into a Second Terms Agreement (the "Second Terms Agreement") with the Issuer, the ULC and the LLC in connection with the offer and sale by the Issuer of $300.0 million of Series 2005-1 Floating Rate Notes due 2010 (the "Second Tranche Notes").

Total interest credited for the First Tranche Notes and Second Tranche Notes was $11.0 million for the three months ended March 31, 2006.

On June 10, 2005, the Company issued a $100.0 million floating rate demand note payable to the LLC. The Company expensed $1.2 million for interest on the demand note for the three months ended March 31, 2006.

The Company has entered into two interest rate swap agreements with the LLC with an aggregate notional amount of $900.0 million that effectively convert the floating rate payment obligations under the FA's to fixed rate obligations. The net interest receivable under these swap agreements was $1.0 million at March 31, 2006.

During the three months ended March 31, 2006 and 2005, the Company paid $4.2 million and $6.6 million, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

During the three months ended March 31, 2006 and 2005, the Company paid $5.9 million and $6.7 million, respectively, in commission fees to Sun Life Financial Distributors, Inc. ("SLFD"), an affiliate. In addition, the Company received fee income for administrative services provided to SLFD of $0.7 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.

As more fully described in Note 4, the Company has a reinsurance agreement with SLOC.

Management believes affiliate revenues and expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the amounts that would be incurred if the Company operated on a stand-alone basis.

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

Net investment income is allocated based on segmented assets, including allocated capital, by line of business. Allocations of operating expenses among segments are made using both standard rates and actual expenses incurred. Management evaluates the results of the operating segments on an after-tax basis. The Company does not depend on one or a few customers, brokers or agents for a significant portion of its operations.

Effective January 1, 2006, the Company adopted a new capital allocation methodology for measurement of segment operating results to more closely align with local capital requirements. The changes impact the amount of capital and income on capital that is allocated to the Wealth Management, Individual Protection and Group Protection segments from the Corporate segment.

Wealth Management

The Wealth Management Segment markets, sells and administers FA's, individual and group variable annuity products, individual and group fixed annuity products and other retirement benefit products. These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies. The Company uses derivative instruments to manage the risks inherent in the contract options.

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

The following amounts pertain to the various business segments (in 000's):
	Three months ended March 31, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 427,036	$ 20,178	$ 9,645	$ 17,757	$ 474,616
Total benefits and expenses	335,729	18,213	9,969	18,718	382,629
Income (loss) before income tax expense and minority interest	91,307	1,965	(324)	(961)	91,987
Net income (loss)	$ 62,199	$ 1,277	$ (210)	$ 395	$ 63,661
	Three months ended March 31, 2005

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 327,570	$ 21,547	$ 8,691	$ 45,657	$ 403,465
Total benefits and expenses	285,915	17,370	8,633	36,653	348,571
Income before income tax expense and minority interest	41,655	4,177	58	9,004	54,894
Net income	$ 29,786	$ 2,751	$ 38	$ 2,475	$ 35,050

Amounts allocated from the Corporate segment to the Wealth Management, Individual Protection and Group Protection segments relating to the allocation of capital were:
Three months ended March 31, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Income before income tax expense and minority interest	$10,014	$881	$175	$(11,070)	$-

Three months ended March 31, 2005

Income before income tax expense and minority interest	$8,532	$339	$81	$(8,952)	$-

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. REINSURANCE

The Wealth Management Segment manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.6 billion and $1.7 billion as of March 31, 2006 and 2005, respectively. This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $34.2 million and $23.4 million, and interest credited by $19.6 million and $14.8 million for the three months ended March 31, 2006 and 2005, respectively. In addition, the Company also increased net investment income relating to an experience rating refund under the reinsurance agreement by $3.3 million and $6.0 million for the three months ended March 31, 2006 and 2005, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company periodically evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS

The following table sets forth the components of the net periodic pension cost for the three months ended March 31, (in 000's):

	2006		2005
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 1,398	$ 328	$ 2,737	$ 333
Interest cost	3,360	742	3,460	748
Expected return on plan assets	(5,418)		(5,023)	-
Amortization of transition obligation asset	(523)		(763)	-
Amortization of prior service cost	69	(132)	214	(60)
Recognized net actuarial loss	41	363	479	318
Net periodic benefit (benefit) cost	$ (1,073)	$ 1,301	$ 1,104	$ 1,339
The Company's share of net periodic benefit (benefit) cost	$ (1,073)	$ 1,117	$ 1,096	$ 1,152

In addition, during the three months ended March 31, 2006 and 2005, the Company incurred $0.8 million and $0.7 million, respectively, in expense for an uninsured benefit plan for which it is not a plan sponsor.

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

The table below represents information regarding the Company's variable annuity contracts with guarantees at March 31, 2006 (in 000's):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 16,496,636	$ 1,930,523	66.9
Minimum Income	$ 397,457	$ 63,593	59.5
Minimum Accumulation or Withdrawal	$ 1,966,992	$ 68	62.2

1 Net amount at risk represents the difference between guaranteed benefits and account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. LIABILITIES FOR CONTRACT GUARANTEES (continued)

The following tables summarize the reserve for the guaranteed minimum death and income benefit at March 31, 2006 (in 000's):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2006	$ 41,749	$ 3,000	$ 44,749

Benefit Ratio Change / Assumption Changes	(5,133)	(214)	(5,347)
Incurred guaranteed benefits	12,870	162	13,032
Paid guaranteed benefits	(12,422)	-	(12,422)
Interest	822	52	874

Balance at March 31, 2006	$ 37,886	$ 3,000	$ 40,886

The following summarizes the reserve for the guaranteed minimum death benefit and income benefit at March 31, 2005 (in 000's):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2005	$ 28,313	$ 2,421	$ 30,734

Incurred guaranteed benefits	9,958	206	10,164
Paid guaranteed benefits	(10,305)	-	(10,305)
Interest	229	43	272

Balance at March 31, 2005	$ 28,195	$ 2,670	$ 30,865

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

The liability for guarantees is re-evaluated regularly, and adjustments are made to the liability balance through a charge or credit to policyholder benefits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. LIABILITIES FOR CONTRACT GUARANTEES (continued)

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under Statement of Financial Accounting Standards No. 133 ("SFAS"), "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies and industry standards. The guaranteed minimum accumulation or withdrawal benefit was a $9.0 million and $0.2 million receivable at March 31, 2006 and December 31, 2005, respectively.

8. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of Keyport Life Insurance Company ("Keyport"). In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2005 and concluded that these assets were not impaired.

9. SUBSEQUENT EVENT

On May 12, 2006, the Company declared a $100.0 million cash dividend, subject to approval from the Commissioner of Insurance of the State of Delaware, to be paid on or before June 30, 2006 to its parent, SLC - U.S. Ops Holdings.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) ("the Company"), elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Condensed Consolidated Statement of Income between the three months ended March 31, 2006 and March 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of Keyport Life Insurance Company ("Keyport"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2005 and concluded that these assets were not impaired.

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of deferred policy acquisition cost ("DAC") to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. A change in lapse assumptions with respect to certain variable annuity business resulted in additional amortization of approximately $34.5 million for the three months ended March 31, 2006.

DAC amortization is reviewed regularly and adjusted retrospectively when the Company revises the actual profits and its estimate of future gross profits to be realized from investment-type contracts, including realized and unrealized gains and losses from investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

CRITICAL ACCOUNTING POLICIES (Continued)

Deferred Acquisition Costs (continued)

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive loss. DAC was increased (decreased) by $73.6 million and ($12.8) million for the unrealized (losses) gains at March 31, 2006 and December 31, 2005, respectively, relating to this adjustment.

Value of Business Acquired

The value of business acquired ("VOBA") represents the actuarially determined present value of projected future gross profits from the Keyport policies in force at the date of the Company's acquisition of Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits.

VOBA is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive (loss). VOBA was increased (decreased) by $11.5 million and ($1.2) million at March 31, 2006 and December 31, 2005, respectively, relating to this adjustment.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to the three months ended March 31, 2005:

Net Income

The Company's net income was $63.7 million and $35.1 million for the three months ended March 31, 2006 and 2005, respectively. Income before income taxes and minority interest share of loss was $92.0 million and $54.9 million for the three months ended March 31, 2006 and 2005, respectively. The significant changes are described below.

REVENUES

Total revenues were $474.6 million and $403.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $71.1 million was primarily due to the following:

Premium and annuity considerations - were $15.1 million and $12.9 million for the three months ended March 31, 2006 and 2005, respectively. The $2.2 million increase is primarily attributed to a $1.5 million increase in immediate annuity premiums and a $0.7 million increase in group disability and stop loss premiums.

Net Investment income - was $243.6 million and $272.8 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of $29.2 million was primarily due to investment income (loss) related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments which was $(27.7) million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $271.3 million for each of the three months ended March 31, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

Net Derivative income - was $124.5 million and $23.2 million for the three months ended March 31, 2006 and 2005, respectively. Derivative gains primarily represent fair value changes of derivative instruments and the net interest received or paid on swap agreements.

All derivatives are recognized on the balance sheet at fair value. Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of net derivative income. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged items in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified at this time.

The Company issues annuity contracts and funding agreements ("FA's") that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or FA contract) and is carried at fair value. The Company also purchases call options and futures on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) to economically hedge its obligation under certain equity-indexed annuity contracts. Certain FA contracts are highly-individualized; many involve the issuance of foreign currency denominated contracts backed by cross currency swaps or equity linked cross currency swaps. The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the FA.

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

Net derivative income consisted of the following (in 000's):
	Three months ended March 31,
	2006	2005
Net expense on swap agreements	$ (9,973)	$ (17,313)
Change in fair value of swap agreements (interest rate, currency, and equity)	131,256	48,661
Change in fair value of options, futures and embedded derivatives	3,245	(8,174)

Total derivative income	$ 124,528	$ 23,174

Net Realized investment (losses) gains - were $(0.08) million and $5.5 million for the three months ended March 31, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $1.4 million and $8.8 million for the three months ended March 31, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, surrender charges and other income. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $63.0 million and $59.6 million for the three months ended March 31, 2006 and 2005, respectively. Variable product fees represented 1.30% and 1.26% of the average variable annuity separate account balances for the three months ended March 31, 2006 and 2005, respectively. Average separate account assets were $19.4 billion and $18.9 billion for the three months ended March 31, 2006 and 2005, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $7.0 million and $6.5 million for the three months ended March 31, 2006 and 2005, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services and administrative service fees. Other income was $21.4 million and $22.9 million for the three-months periods ended March 31, 2006 and 2005, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $382.6 million and $348.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $34.0 million was primarily due to the following:

Interest credited - to policyholders was $157.6 million and $166.6 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of $9.0 million was the result of a lower average interest credited rate [$5.9 million] and a decrease in average policyholder balances [$3.1 million].

Interest expense - was $31.3 million and $30.8 million for the three months ended March 31, 2006 and 2005, respectively.

Policyholder benefits - were $35.6 million and $32.2 million for the three months ended March 31, 2006 and 2005, respectively. The $3.4 million increase in 2006 compared to 2005 was primarily due to a $4.7 million increase in reserves offset by a $0.5 million decrease in death benefits, a $0.4 million decrease in health benefits and a $0.3 million in annuity payments.

Other operating expenses - were $52.8 million and $69.1 million for the three months ended March 31, 2006 and 2005, respectively. The $16.3 million decrease in 2006 compared to 2005 was primarily due to a provision recorded in 2005 in anticipation of settling administrative actions with the U.S. Securities and Exchange Commission offset by increases in general operating expense.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $103.1 million and $47.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase in DAC amortization was due to a combination of the DAC effect [approximately $34.5 million] of a change in the lapse assumptions with respect to certain variable annuity business and an increase in the actual gross profits in 2006 as compared to 2005.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

Amortization of VOBA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $2.1 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively. The amortization expense for the three months ended March 31, 2006 and 2005, did not include any unlocking adjustments.

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

In 1997, the Company discontinued the marketing of group pension products in the United States. Although these products are not currently sold in the U.S., there continues to be a block of U.S. group retirement business in-force. A significant portion of these pension contracts is non-surrenderable, resulting in limited liquidity exposure to the Company.

The Company uses derivative instruments to manage the risks inherent in the contract options of many of these products.

Other - The Wealth Management Segment currently manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.6 billion and $1.7 billion as of March 31, 2006 and 2005, respectively. This entire block of business is reinsured on a funds withheld basis with Sun Life Assurance Company of Canada, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $34.2 million and $23.4 million, and interest credited by $19.6 million and $14.8 million for the three months ended March 31, 2006 and 2005, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement, by $3.3 million and $6.0 million for the three months ended March 31, 2006 and 2005, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

The Company sells its annuity products via two affiliated distribution organizations, Sun Life Financial Distributors, Inc. and Independent Financial Marketing Group, Inc. The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents and financial advisers. Investment options available under these products are managed by several investment managers, including Massachusetts Financial Services Company and Sun Capital Advisers LLC, affiliates of the Company.

The following is a summary of operations for the Wealth Management Segment for the three months ended

March 31 (in 000's):
	2006	2005
Total Revenues	$ 427,036	$ 327,570
Total Expenditures	335,729	285,915
Pretax Income	91,307	41,655

Net Income	$ 62,199	$ 29,786

The pre-tax income was $91.3 million and $41.7 million for the three months ended March 31, 2006 and 2005, respectively. The significant changes are described below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

REVENUES

Total Revenues were $427.0 million and $327.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $99.4 million was primarily due to the following:

Investment income - was $217.1 million and $221.0 million for the three months ended March 31, 2006 and 2005, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $246.0 million and $251.3 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of $5.3 million during 2006, as compared to 2005, was the result of a lower average investment yield [$5.6 million] offset by an increase in average invested assets [$0.3 million]. Investment loss related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was ($28.9) million and ($30.3) million for the three months ended March 31, 2006 and 2005, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Derivative income - was $124.4 million and $25.2 million for the three months ended March 31, 2006 and 2005, respectively.

Net derivative income for the Wealth Management Segment for the three months ended March 31 consisted of the following (in 000's):
	2006	2005
Net expense on swap agreements	$ (9,498)	$ (19,796)
Change in fair value of swap agreements (interest rate, currency, and equity)	130,641	48,720
Change in fair value of options, futures and embedded derivatives	3,245	(3,686)

Total derivative income	$ 124,388	$ 25,238

Realized investment gains - were $1.9 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. Realized investment gains include write-downs of fixed maturities for other-than-temporary impairments of $1.4 million and $8.8 million for the three months ended March 31, 2006 and 2005, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, surrender charges and other income. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $57.6 million and $54.6 million for the three months ended March 31, 2006 and 2005, respectively. Variable product fees represented 1.49% and 1.43% of the average variable annuity separate account balances at March 31, 2006 and 2005, respectively. Average separate account assets were $15.5 billion and $15.3 billion for the three months ended March 31, 2006 and 2005, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $7.0 million and $6.5 million for the three months ended March 31, 2006 and 2005, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services and administrative service fees. Other income was $12.9 million and $12.4 million for the three months ended March 31, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

BENEFITS AND EXPENSES

Total benefits and expenditures were $335.7 million and $285.9 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $49.8 million was primarily due to the following:

Interest credited - to policyholders was $152.6 million and $162.6 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of $10.0 million was the result of a decrease in the average interest credited rate [$6.4 million] and a lower average policyholder balance [$3.6 million].

Interest expense - was $14.7 million and $15.7 million for the three months ended March 31, 2006 and 2005, respectively. The $1.0 million decrease was due to a lower allocated capital charge [$2.2 million] from the Corporate Segment offset by $1.2 million of interest expense related to the $100.0 million demand note issued on June 10, 2005.

Policyholder benefits - were $26.9 million and $25.9 million for the three months ended March 31, 2006 and 2005, respectively. The $1.0 million increase in 2006 compared to 2005 was primarily due to a $2.8 million increase in reserves offset by a $1.4 million decrease in death benefits. The increase in reserves was due to loss recognition related to life contingent payout annuity reserves.

Operating Expenses - were $38.4 million and $35.5 million for the three months ended March 31, 2006 and 2005, respectively.

Amortization of DAC - Amortization expense was $101.0 million and $44.1 million for the three months ended March 31, 2006 and 2005, respectively. The increase in DAC amortization was due to a combination of the DAC effect [approximately $34.5 million] of a change in the lapse assumptions with respect to certain variable annuity business and an increase in the actual gross profits in 2006 as compared to 2005.

Amortization of VOBA - was $2.1 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively. The amortization expense for the three months ended March 31, 2006 and 2005 did not include any unlocking adjustments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Individual Protection Segment

The Individual Protection Segment primarily markets variable life insurance products, including variable universal life ("VUL") products marketed to individuals, corporate-owned life insurance ("COLI") and bank-owned life insurance ("BOLI"). VUL products allow for flexible premiums, and policyholders who direct how the cash value is invested, bear the investment risk. Additionally, the Company administers closed blocks of SPWL, universal life and variable life insurance.

The following provides a summary of the operations for the Individual Protection Segment for the three months ended March 31 (in 000's):
	2006	2005
Total Revenues	$ 20,178	$ 21,547
Total Expenditures	18,213	17,370
Pretax Income	1,965	4,177

Net Income	$ 1,277	$ 2,751

Total revenues were $20.2 million and $21.5 million for the three months ended March 31, 2006 and 2005, respectively. The $1.3 million decrease was primarily attributed to a $1.9 million decrease in net realized investment gain and $1.8 million decrease in fee income partially offset by an increase of $2.4 million in net investment income. The decrease in fee income was due to a reduction in cost of insurance charges to policyholders. The increase in net investment income was primarily due to increases in interest income on bonds and mortgage loans and higher investment income allocation from the Corporate segment.

Total expenses were $18.2 million and $17.4 million for the three months ended March 31, 2006 and 2005, respectively. The $0.8 million increase was primarily due to a $1.0 million increase in interest credited, a $0.6 million increase in policyholder benefits, a $0.4 million in increase in interest expense and a $0.4 million increase in operating expenses, and partially offset by a $1.5 million decrease in DAC amortization.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, stop loss insurance, and short-term and long-term disability products to small and mid-size employers. This segment operates only in the State of New York through the Company's subsidiary, Sun Life Insurance and Annuity Company of New York.

The following provides a summary of operations for the Group Protection Segment for the three months ended

March 31 (in 000's):

	2006	2005
Total Revenues	$ 9,645	$ 8,691
Total Expenditures	9,969	8,633
Pretax (Loss) Income	(324)	58

Net (Loss) Income	$ (210)	$ 38

Total revenues were $9.6 million and $8.7 million for the three months ended March 31, 2006 and 2005, respectively. The $0.9 million increase in revenue was primarily due to higher premiums in the group long-term disability and stop-loss lines of business of $0.3 million and $0.4 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Group Protection Segment (continued)

Total expenditures were $10.0 million and $8.6 million for the three months ended March 31, 2006 and 2005, respectively. The $1.4 million increase was primarily attributed to an increase in death benefits of $0.8 million and an increase in reserves of $1.1 million partially offset by a decrease in general operating expenses of $0.6 million.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investment in a VIE, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the three months ended
March 31 (in 000's):
	2006	2005
Total Revenues	$ 17,757	$ 45,657
Total Expenditures	18,718	36,653
Pretax (Loss) Income	(961)	9,004

Net Income	$ 395	$ 2,475

The Corporate Segment had pretax (loss) income of $(1.0) million and $9.0 for the three months ended March 31, 2006 and 2005, respectively. The $10.0 million decrease in pretax income was primarily attributed to a $28.0 million decrease in investment income related to lower earnings in venture capital and other alternative investments, and a $2.4 million decrease in realized gain on sale of investments. Those decreases were partially offset by a provision recorded in March of 2005 in anticipation of settling administrative actions with the U.S. Securities and Exchange Commission and a $2.2 million increase in derivative income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q

Item 4. Controls and Procedures.

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its subsidiaries are engaged in various kinds of ordinary routine litigation incidental to the Company's business which, in management's judgment, is not expected to be material to the business or financial condition of the Company or its subsidiaries.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 5. Other Information.

(a) None.

(b) None.

Item 6. Exhibits.

Index to exhibits:

Exhibit No.
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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

May 15, 2006	/s/ Robert C. Salipante
Date	Robert C. Salipante, President

May 15, 2006	/s/ Gary Corsi
Date	Gary Corsi, Vice President and Chief Financial Officer