Form 10-Q
period 2006-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2006-08-11
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended June 30, 2006
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704. 333-133684, 333-133685, and 333-133686

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sun Life Executive Park, Wellesley Hills, MA	02481
(Address of principal executive offices)	(Zip Code)

(781) 237-6030
(Registrant’s telephone number, including area code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant has 6,437 shares of common stock outstanding on August 11, 2006, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2006	2005

Revenues

Premiums and annuity considerations	$30,628	$25,336
Net investment income	513,952	581,630
Net derivative income (loss)	226,034	(120,939)
Net realized investment (losses) gains	(22,442)	22,532
Fee and other income	190,556	179,341

Total revenues	938,728	687,900

Benefits and Expenses

Interest credited	302,263	319,832
Interest expense	63,251	61,084
Policyowner benefits	71,198	68,508
Other operating expenses	113,776	94,775
Amortization of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA")	190,212	98,828

Total benefits and expenses	740,700	643,027

Income before income tax expense and minority interest	198,028	44,873

Income tax expense	61,399	7,237

Income before minority interest	136,629	37,636

Minority interest share of loss	-	(1,214)

Net income	$136,629	$38,850

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

For the three-month periods ended June 30,

	Unaudited
	2006	2005

Revenues

Premiums and annuity considerations	$15,490	$12,389
Net investment income	270,372	308,803
Net derivative income (loss)	101,506	(144,113)
Net realized investment (losses) gains	(22,365)	17,030
Fee and other income	99,109	90,326

Total revenues	464,112	284,435

Benefits and Expenses

Interest credited	144,638	153,250
Interest expense	31,977	30,258
Policyowner benefits	35,561	36,321
Other operating expenses	60,958	25,686
Amortization of DAC and VOBA	84,937	48,941

Total benefits and expenses	358,071	294,456

Income (loss) before income tax expense (benefit)	106,041	(10,021)

Income tax expense (benefit)	33,073	(13,821)

Net income	$72,968	$3,800

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
	Unaudited
ASSETS	June 30, 2006	December 31, 2005
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $14,616,730 and $15,620,827 in 2006 and 2005, respectively)	$14,237,535	$15,677,148
Trading fixed maturities at fair value (amortized cost of $2,911,228 and $1,982,762 in 2006 and 2005, respectively)	2,862,848	1,984,848
Subordinated note from affiliate held-to-maturity (fair value of $631,972 and $645,755 in 2006 and 2005, respectively)	600,000	600,000
Mortgage loans	1,986,266	1,739,370
Derivative instruments - receivable	655,327	487,947
Limited partnerships	203,533	222,148
Real estate	168,938	170,510
Policy loans	699,652	701,769
Other invested assets	1,088,822	554,917
Cash and cash equivalents	324,878	347,654
Total investments	22,827,799	22,486,311

Accrued investment income	276,362	261,507
Deferred policy acquisition costs	1,442,347	1,341,377
Value of business acquired	72,116	53,670
Deferred federal income taxes	1,340	4,360
Goodwill	701,451	701,451
Receivable for investments sold	65,639	79,860
Reinsurance receivable	1,831,607	1,860,680
Other assets	144,760	122,239
Separate account assets	19,375,536	19,095,391

Total assets	$46,738,957	$46,006,846

LIABILITIES

Contractholder deposit funds and other policy liabilities	$18,819,464	$18,668,578
Future contract and policy benefits	748,955	768,297
Payable for investments purchased	245,446	248,733
Accrued expenses and taxes	105,203	150,318
Debt payable to affiliates	1,225,000	1,125,000
Partnership capital securities	607,826	607,826
Reinsurance payable to affiliate	1,627,810	1,652,517
Derivative instruments - payable	78,631	197,765
Other liabilities	1,292,785	766,657
Separate account liabilities	19,375,536	19,095,391

Total liabilities	44,126,656	43,281,082

Commitments and contingencies - Note 5

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value - 10,000 shares authorized; 6,437 shares issued and outstanding	$6,437	$6,437
Additional paid-in capital	2,141,932	2,138,880
Accumulated other comprehensive (loss) income	(133,884)	19,260
Retained earnings	597,816	561,187

Total stockholder’s equity	2,612,301	2,725,764

Total liabilities and stockholder’s equity	$46,738,957	$46,006,846

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2006	2005

Net income	$136,629	$38,850

Other comprehensive (loss) income:
Net change in unrealized holding (losses) gains on available-for- sale securities, net of tax and policyholder amounts (1)	(177,198)	39,738
Minimum pension liability adjustment, net of tax (2)	1,289	-
Reclassification adjustments of realized investment losses (gains) into net income(3)	22,765	(35,159)
Other comprehensive (loss) income	(153,144)	4,579

Comprehensive (loss) income	$(16,515)	$43,429

(1)
Net change in unrealized holding (losses) gains on available-for-sale securities is reflected net of tax benefit (expense) of $95.4 million and $(21.4) for the six-month periods ended June 30, 2006 and 2005, respectively.

(2)	Minimum pension liability adjustment is reflected net of tax (expense) of $(0.7) million for the six-month period ended June 30, 2006.
(3)
Reclassification adjustment of realized investment losses (gains) is reflected net of tax (benefit) expense of $(12.3) million and $18.9 million for the six-month periods ended June 30, 2006 and 2005, respectively.

For the three-month periods ended June 30,

	Unaudited
	2006	2005

Net income	$72,968	$3,800

Other comprehensive (loss) income:
Net change in unrealized holding (losses) gains on available-for- sale securities, net of tax and policyholder amounts (4)	(78,023)	129,959
Reclassification adjustments of realized investment losses (gains) into net income (5)	16,392	(26,856)
Other comprehensive (loss) income	(61,631)	103,103

Comprehensive income	$11,337	$106,903

(4)
Net change in unrealized holding (losses) gains on available-for-sale securities is reflected net of tax benefit (expense) of $42.0 million and $(70.0) million for the three-month periods ended June 30, 2006 and 2005, respectively.

(5)
Reclassification adjustment of realized investment losses (gains) is reflected net of tax (benefit) expense of $(8.8) million and $14.5 million for the three-month periods ended June 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)

For the six-month periods ended June 30, 2006 and 2005
Unaudited

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	(Loss) Income	Earnings	Equity

Balance at December 31, 2004	$6,437	$2,131,888	$180,638	$628,035	$2,946,998

Net income				38,850	38,850
Other comprehensive income			4,579		4,579

Balance at June 30, 2005	$6,437	$2,131,888	$185,217	$666,885	$2,990,427

Balance at December 31, 2005	$6,437	$2,138,880	$19,260	$561,187	$2,725,764

Net income				136,629	136,629
Dividends				(100,000)	(100,000)
Additional paid-in-capital		3,052			3,052
Other comprehensive loss			(153,144)		(153,144)

Balance at June 30, 2006	$6,437	$2,141,932	$(133,884)	$597,816	$2,612,301

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2006	2005

Cash Flows From Operating Activities:
Net income from operations	$ 136,629	$ 38,850
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest share	-	(1,214)
Amortization of discount and premiums	33,682	26,602
Amortization of DAC and VOBA	190,212	98,828
Depreciation and amortization	2,411	1,961
Non cash derivative activity	(237,874)	82,624
Net realized losses (gains) on investments	22,442	(22,532)
Net unrealized losses on trading investments	50,466	26,014
Net change in unrealized and undistributed gains in private
equity limited partnerships	(17,882)	(21,053)
Interest credited to contractholder deposits	302,263	319,832
Changes in assets and liabilities:
Deferred federal income taxes	86,084	1,895
Deferred acquisition costs	(124,117)	(140,078)
Accrued investment income	(14,855)	(14,459)
Future contract and policy benefits	(6,624)	(15,806)
Other, net	(35,607)	88,485
Net purchases of trading fixed maturities	(936,339)	(335,595)

Net cash (used in) provided by operating activities	(549,109)	134,354

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	3,041,711	3,124,439
Mortgage loans	113,811	55,403
Other invested assets	59,231	395,691
Net cash in disposition of subsidiary	-	17,040
Purchases of:
Available-for-sale fixed maturities	(2,078,597)	(3,220,787)
Mortgage loans	(359,197)	(124,624)
Real estate	(655)	(3,479)
Other invested assets	(568,908)	(152,332)
Change in other investing activities, net	536,620	(211,113)
Net change in policy loans	2,117	(6,174)
Net change in short term investments	-	(4,543)

Net cash provided by (used in) investing activities	$ 746,133	$ (130,479)

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2006	2005

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 1,658,030	$ 1,569,515
Withdrawals from contractholder deposit funds	(1,880,882)	(1,634,241)
Debt proceeds	100,000	100,000
Dividends	(100,000)	-
Other, net	3,052	1,558

Net cash (used in) provided by financing activities	(219,800)	36,832

Net change in cash and cash equivalents	(22,776)	40,707

Cash and cash equivalents, beginning of period	347,654	552,949

Cash and cash equivalents, end of period	$ 324,878	$ 593,656

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

See Note 7 for further information on this VIE transaction.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") is a stock life insurance company incorporated under the laws of Delaware. The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. (the "Parent"). The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial."

The Company and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual universal life insurance, individual and group fixed and variable annuities, funding agreements, group life, group disability, and group stop loss insurance. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets. The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

As of December 31, 2004, SLC - U.S. Ops Holdings was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company incorporated in 1865 and a direct wholly-owned subsidiary of SLF. On January 4, 2005, a reorganization was completed under which most of SLOC’s asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned subsidiary of SLF. The Company is now an indirect subsidiary of Sun Life Financial Corp., and continues to be an indirect subsidiary of SLF.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. As of June 30, 2006, the Company owned all of the outstanding shares of SLNY, Sun Life of Canada (U.S.) SPE 97-I, Inc., Clarendon Insurance Agency, Inc., SLF Private Placement Investment Company I, LLC, Sun Parkaire Landing LLC, 7101 France Avenue Manager, LLC, Independence Life and Annuity Company, and Sun Life of Canada (U.S.) Holdings General Partner LLC (the "General Partner"). During 2005, Sun Benefit Services Company, Inc., an inactive subsidiary, was dissolved.

The General Partner is the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I (the "Partnership") and, as a result, the Partnership is consolidated with the results of the Company. The Partnership was established to purchase subordinated debentures issued by the Parent, and to issue partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I (the "Capital Trust").

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

BASIS OF PRESENTATION (continued)

In addition, the Company had consolidated its interest in a VIE. The consolidation of the VIE required the Company to report its minority interest relating to the equity ownership not controlled by the Company. The Company’s interest in the VIE was sold on April 19, 2005.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its financial statements.

In November of 2005, the FASB issued FASB Staff Position ("FSP") 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This FSP is effective for reporting periods beginning after December 15, 2005. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The statement also includes accounting guidance for periods subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of this FSP did not impact the methodology used by the Company to determine and measure impaired investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES

Below is a summary of the affiliated transactions for those affiliates that are not consolidated within the Company.

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $10.6 million and $25.8 million for the three and six-month periods ended June 30, 2006, respectively, and $19.0 million and $36.3 million for the three and six-month periods ended June 30, 2005, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $50.4 million and $101.6 million for the three and six-month periods ended June 30, 2006, respectively, and $41.3 million $79.2 million for the three and six-month periods ended June 30, 2005, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term that is then ending. Under these leases, the Company received rent of $2.7 million and $5.3 million for the three and six-month periods ended June 30, 2006 and 2005, respectively.

The Company declared and paid a $100.0 million cash dividend to the Parent during the six-month period ended June 30, 2006. The Company did not make any dividend payments during the six-month period ended June 30, 2005.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company ("MFS"), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.6 million and $11.3 million for the three and six-month periods ended June 30, 2006, respectively, and $5.7 million and $11.6 million for the three and six-month periods ended June 30, 2005, respectively.

In 2004 and 2003, the Company purchased a total of $140.0 million in promissory notes from MFS. Interest earned on these notes for the three and six-month periods ended June 30, 2005, was $1.1 million and $2.1 million, respectively. On September 23, 2005, the Company transferred certain of these notes with a par value of $50.0 million to the Parent as a dividend. On December 31, 2005, the Company sold the remaining $90.0 million of these notes to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary)").

At June 30, 2006 and 2005, the Company had $460.0 million of promissory notes issued to Sun Life (Hungary). The Company pays interest semi-annually to Sun Life (Hungary). Total interest incurred was $6.6 million and $13.2 million for the three and six-month periods ended June 30, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

At June 30, 2006 and 2005, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc., an affiliate. The Company incurred $10.6 million and $21.3 million in interest expense on these surplus notes for the three and six-month periods ended June 30, 2006 and 2005, respectively.

As more fully described in Note 4, the Company has been involved in a reinsurance transaction with SLOC.

At June 30, 2006 and 2005, the Company, through the Partnership, had $600.0 million of 8.526% partnership capital securities issued to the Capital Trust. The Company expensed $12.8 million and $25.6 million for interest on these partnership capital securities for the three and six-month periods ended June 30, 2006 and 2005, respectively.

At June 30, 2006 and 2005, the Company, through the Partnership, owned $600.0 million of 8.526% subordinated notes issued by the Parent. Interest earned on these notes was $12.8 million and $25.6 million for the three and six-month periods ended June 30, 2006 and 2005, respectively.

On May 24, 2006, the Company entered into a Terms Agreement (the "2006 Terms Agreement") with its affiliates Sun Life Financial Global Funding II, L.P. (the "Issuer II"), Sun Life Financial Global Funding II, U.L.C. (the "ULC II") and Sun Life Financial Global Funding II, L.L.C. (the "LLC II"), and with Citigroup Global Markets, Inc. ("Citigroup"), Morgan Stanley & Co. Incorporated ("Morgan Stanley"), Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (collectively, with Citigroup and Morgan Stanley, the "2006 Initial Purchasers"), in connection with the offer and sale by the Issuer II of $900.0 million of Series 2006-1 Floating Rate Notes due 2011 (the "2006 Notes"). The payment obligations of the Issuer II are unconditionally guaranteed by the LLC II pursuant to a guarantee (the "2006 Secured Guarantee"), and the obligations of the LLC II under the 2006 Secured Guarantee are secured by a $900.0 million floating rate funding agreement issued by the Company to the LLC II. The 2006 Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of May 15, 2006 by and among the Issuer II, the ULC II, the LLC II, the Company and the 2006 Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006 Notes.

Total interest credited for the funding agreement was $5.2 million for the three and six-month periods ended June 30, 2006.

On May 24, 2006, the Company also issued a $100.0 million floating rate demand note payable to the LLC II. The Company expensed $0.6 million for interest on the demand note for the three and six-month periods ended June 30, 2006.

The Company has entered into an interest rate swap agreement with the LLC II with a notional amount of $900.0 million that effectively converts the floating rate payment obligations under the funding agreement to fixed rate obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

On June 3, 2005, the Company entered into a Terms Agreement (the "2005 Terms Agreement") with its affiliates, Sun Life Financial Global Funding, L.P. (the "Issuer"), Sun Life Financial Global Funding, U.L.C. (the "ULC") and Sun Life Financial Global Funding, L.L.C. (the "LLC"), and with Citigroup, Morgan Stanley, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (collectively, the "2005 Initial Purchasers"), in connection with the offer and sale by the Issuer of $600.0 million of Series 2005-1 Floating Rate Notes due 2010 (the "First Tranche Notes").

On June 29, 2005, the Company entered into a Second Terms Agreement (the "Second 2005 Terms Agreement") with the Issuer, the ULC and the LLC, and with Citigroup and Morgan Stanley, in connection with the offer and sale by the Issuer of $300.0 million of Series 2005-1 Floating Rate Notes due 2010 (the "Second Tranche Notes").

The payment obligations of the Issuer under the First Tranche Notes and the Second Tranche Notes are unconditionally guaranteed by the LLC pursuant to a guarantee (the "2005 Secured Guarantee") dated as of June 10, 2005, and the obligations of the LLC under the 2005 Secured Guarantee are secured by floating rate funding agreements issued by the Company to the LLC. The Company issued a total of $900.0 million funding agreements to the LLC in connection with the First Tranche Notes and Second Tranche Notes. The Terms Agreement and the Second Terms Agreement incorporate by reference the provisions of a Purchase Agreement dated as of November 11, 2004 by and among the Issuer, the ULC, the LLC, the Company, and the 2005 Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2005 Initial Purchaser against certain securities law liabilities related to the offering of the First Tranche Notes and the Second Tranche Notes.

Total interest credited for the funding agreements associated with the First Tranche Notes and Second Tranche Notes was $12.1 million and $23.0 million for the three and six-month periods ended June 30, 2006, respectively, and $1.3 million for the three and six-month periods ended June 30, 2005.

On June 10, 2005, the Company issued a $100.0 million floating rate demand note payable to the LLC. The Company expensed $1.3 million and $2.6 million for interest on the demand note for the three and six-month periods ended June 30, 2006, respectively, and $0.2 million for the three and six-month periods ended June 30, 2005.

The Company has entered into two interest rate swap agreements with the LLC with an aggregate notional amount of $900.0 million that effectively convert the floating rate payment obligations under the funding agreements to fixed rate obligations. The net interest receivable under these swap agreements was $2.0 million at June 30, 2006 and $0.1 million at December 31, 2005.

The Company has an administrative services agreement with Sun Capital Advisers LLC ("SCA"), an affiliate and registered investment advisor, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company. Amounts received under this agreement amounted to approximately $0.4 million and $0.7 million for the three and six-month periods ended June 30, 2006, respectively, and $0.3 million and $0.7 million for the three and six-month periods ended June 30, 2005, respectively.

The Company paid $4.0 million and $8.2 million during the three and six-month periods ended June 30, 2006, respectively, and $2.4 million and $7.9 million during the three and six-month periods ended June 30, 2005, respectively, in investment management services fees to SCA on a cost-reimbursement basis.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

The Company paid $6.1 million and $12.0 million for the three and six-month periods ended June 30, 2006, respectively, and $6.6 million and $13.3 million for the three and six-month periods ended June 30, 2005, respectively, in commission fees to Sun Life Financial Distributors, Inc. ("SLFD"), an affiliate. In addition, the Company received fee income for administrative services provided to SLFD of $0.7 million and $1.4 million for the three and six-month periods ended June 30, 2006, respectively, and $1.3 million and $2.3 million for the three and six-month periods ended June 30, 2005, respectively.

The Company paid $3.7 million and $7.9 million for the three and six-month periods ended June 30, 2006, respectively, and $8.3 million and $14.9 million for the three and six-month periods ended June 30, 2005, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

The Company recorded a tax benefit of $3.1 million through paid-in-capital for SLF stock options issued to employees of the Company for the six-month period ended June 30, 2006

Management believes intercompany revenues and expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the amounts that would be incurred if the Company operated on a stand-alone basis.

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

Wealth Management

The Wealth Management Segment markets, sells and administers funding agreements, individual and group variable annuity products, individual and group fixed annuity products and other retirement benefit products. These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies. The Company uses derivative instruments to manage the risks inherent in the contract options.

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

Corporate

The Corporate Segment includes the unallocated capital of the Company, its debt financing, its consolidated investments in a VIE, and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments (in 000’s):

	Six-month period ended June 30, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 825,927	$43,297	$19,424	$50,080	$938,728
Total Expenditures	643,597	42,794	18,526	35,783	740,700
Income before income tax expense and minority interest	182,330	503	898	14,297	198,028

Net income	$ 124,020	$397	$584	$11,628	$136,629

	Six-month period ended June 30, 2005

Total Revenues	$ 563,634	$39,732	$17,186	$67,348	$687,900
Total Expenditures	555,451	36,612	18,249	32,715	643,027
Income (loss) before income tax expense and minority interest	8,183	3,120	(1,063)	34,633	44,873

Net income (loss)	$ 10,871	$2,098	$(691)	$26,572	$38,850

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

	Three-month period ended June 30, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 398,891	$23,119	$9,779	$32,323	$464,112
Total Expenditures	307,868	24,581	8,557	17,065	358,071
Income (loss) before income tax expense (benefit)	91,023	(1,462)	1,222	15,258	106,041

Net income (loss)	$ 61,821	$(880)	$794	$11,233	$72,968

	Three-month period ended June 30, 2005

Total Revenues	$ 236,064	$18,185	$8,495	$21,691	$284,435
Total Expenditures	269,536	19,242	9,616	(3,938)	294,456
Income (loss) before income tax expense (benefit)	(33,472)	(1,057)	(1,121)	25,629	(10,021)

Net (loss) income	$ (18,915)	$(653)	$(729)	$24,097	$3,800

Amounts allocated from the Corporate segment to the Wealth Management, Individual Protection and Group Protection segments relating to the allocation of capital were:

Six-month period ended June 30, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense and minority interest	$20,051	$2,213	$363	$(22,627)	$-

Six-month period ended June 30, 2005

Income (loss) before income tax expense and minority interest	$17,646	$689	$171	$(18,506)	$-

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

Three-month period ended June 30, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense	$10,037	$1,333	$188	$(11,558)	$-

Three-month period ended June 30, 2005

Income (loss) before income tax expense	$9,114	$350	$90	$(9,554)	$-

4. REINSURANCE

The Wealth Management Segment manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.6 billion and $1.7 billion as of June 30, 2006 and 2005, respectively. This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $33.5 million and $67.6 million for the three and six-month periods ended June 30, 2006, respectively, and by $5.8 million and $29.2 million for the three and six-month periods ended June 30, 2005, respectively. The Company also reduced interest credited by $15.1 million and $34.7 million for the three and six-month periods ended June 30, 2006, respectively, and by $17.5 million and $32.3 million for the three and six-month periods ended June 30, 2005, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $3.3 million and $6.6 million for the three and six-month periods ended June 30, 2006, respectively, and $0.7 million and $6.7 million for the three and six-month periods ended June 30, 2005, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

Indemnities

In the normal course of its business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company’s by-laws. The Company believes any potential liability under these agreements is neither probable nor estimatable. Therefore, the Company has not recorded any associated liability.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS

   The following table sets forth the components of the net periodic pension cost for the six-month periods ended June 30 (in 000’s):

	2006		2005
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 2,796	$ 656	$ 5,474	$ 667
Interest cost	6,720	1,484	6,920	1,497
Expected return on plan assets	(10,836)	-	(10,046)	-
Amortization of transition obligation asset	(1,046)	-	(1,525)	-
Amortization of prior service cost	138	(264)	428	(120)
Recognized net actuarial loss	82	726	959	636
Net periodic benefit (benefit) cost	$ (2,146)	$ 2,602	$ 2,210	$ 2,680
The Company’s share of net periodic benefit (benefit) cost	$ (2,146)	$ 2,243	$ 2,193	$ 2,304

The following table sets forth the components of the net periodic pension cost for the three-month periods ended June 30, (in 000’s):

	2006		2005
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 1,398	$ 328	$ 2,737	$ 333
Interest cost	3,360	742	3,460	748
Expected return on plan assets	(5,418)	-	(5,023)	-
Amortization of transition obligation asset	(523)	-	(763)	-
Amortization of prior service cost	69	(132)	214	(60)
Recognized net actuarial loss	41	363	479	318
Net periodic benefit (benefit) cost	$ (1,073)	$ 1,301	$ 1,104	$ 1,339
The Company’s share of net periodic benefit (benefit) cost	$ (1,073)	$ 1,126	$ 1,096	$ 1,152

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS (continued)

In addition, the Company incurred $0.6 million and $1.4 million for the three and six-month periods ended June 30, 2006, respectively, and $0.7 million and $1.5 million for the three and six-month periods ended June 30, 2005, respectively, in expense for an uninsured benefit plan for which it is not a plan sponsor.

7. SALE OF VARIABLE INTEREST ENTITY

On April 19, 2005, the Company sold its interest in a consolidated VIE and recognized a gain of $6.1 million. The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company’s net income for the six-month period ended June 30, 2005 includes a net loss of $0.8 million related to this VIE.

8. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Life Insurance Company. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2006 and concluded that these assets were not impaired.

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at June 30, 2006 (in 000’s):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 15,908,005	$ 2,051,959	66.8
Minimum Income	$ 384,509	$ 70,982	59.7
Minimum Accumulation or Withdrawal	$ 2,197,848	$ 3,106	62.1

1 Net amount at risk represents the difference between the guaranteed benefits and the account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. LIABILITIES FOR CONTRACT GUARANTEES (continued)

The following tables summarize the reserve for the guaranteed minimum death and income benefit at June 30, 2006 (in 000’s):

	Guaranteed Minimum Death Benefit		Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2006	$ 41,749		$ 3,000	$ 44,749

Benefit Ratio Change / Assumption Changes	(5,133)		(355)	(5,488)
Incurred guaranteed benefits	18,228		302	18,530
Paid guaranteed benefits	(16,649)	0	-	(16,649)
Interest	678		53	731

Balance at June 30, 2006	$ 38,873		$ 3,000	$ 41,873

The following summarizes the reserve for the guaranteed minimum death benefit and income benefit at June 30, 2005 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2005	$ 28,313	$ 2,421	$ 30,734

Incurred guaranteed benefits	18,653	472	19,125
Paid guaranteed benefits	(20,267)	-	(20,267)
Interest	396	43	439

Balance at June 30, 2005	$ 27,095	$ 2,936	$ 30,031

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. LIABILITIES FOR CONTRACT GUARANTEES (continued)

Projected benefits and assessments used in determining the liability for guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected future gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based upon factors such as eligibility conditions and the annuitant’s attained age.

The liability for guarantees is re-evaluated regularly, and adjustments are made to the liability balance through a charge or credit to policyholder benefits.

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies and industry standards. The guaranteed minimum accumulation or withdrawal benefit was a $8.6 million and $0.2 million receivable at June 30, 2006 and December 31, 2005, respectively.

10. SUBSEQUENT EVENT

On August 10, 2006, the Company declared a $100.0 million cash dividend to the Parent to be paid on or before September 30, 2006, subject to approval from the Commissioner of Insurance of the State of Delaware.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) ("the Company"), elects to omit the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company’s results of operations that explains material changes in the Statement of Operations between the six-month periods ended June 30, 2006 and June 30, 2005.

CAUTIONARY STATEMENT

This Form 10-Q includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

●	Heightened competition, particularly in terms of price, product features and distribution capability, which could constrain the Company’s growth and profitability.

●	Changes in interest rates and market conditions.

●	Regulatory and legislative developments.

●	Developments in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Life Insurance Company ("Keyport"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2006 and concluded that these assets were not impaired.

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of deferred policy acquisition cost ("DAC") to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. A change in lapse assumptions with respect to certain variable annuity business resulted in additional amortization of approximately $43.8 million for the six-month period ended June 30, 2006.

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

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive loss. DAC was increased (decreased) by $149.3 million and ($12.8) million for the unrealized (losses) gains at June 30, 2006 and December 31, 2005, respectively, relating to this adjustment.

Value of Business Acquired

The value of business acquired ("VOBA") represents the actuarially determined present value of projected future gross profits from the Keyport policies in force at the date of the Company’s acquisition of Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits.

VOBA is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive (loss). VOBA was increased (decreased) by $22.2 million and ($1.2) million at June 30, 2006 and December 31, 2005, respectively, relating to this adjustment.

RESULTS OF OPERATIONS

Six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005:

Net Income

The Company’s net income was $136.6 million and $38.9 million for the six-month periods ended June 30, 2006 and 2005, respectively. Income before income taxes and minority interest share of loss was $198.0 million and $44.9 million for the six-month periods ended June 30, 2006 and 2005, respectively. The significant changes are described below.

REVENUES

Total revenues were $938.7 million and $687.9 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase of $250.8 million was primarily due to the following:

Premium and annuity considerations - were $30.6 million and $25.3 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $5.3 million increase was primarily attributed to a $3.2 million increase in annuity premiums, a $1.0 million increase in group disability premiums and $0.9 million increase in stop loss premiums.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

REVENUES (continued)

Net Investment income - was $514.0 million and $581.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $549.7 million and $564.9 million for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease of $15.2 million during 2006, as compared to 2005, was the result of a lower average investment yield of $5.2 million and a decrease in average invested assets of $10.0 million. The lower average investment yield included the impact of an increase in interest paid on funds withheld reinsurance of $38.3 million, due primarily to the impact of derivative income included in the interest paid. Investment (loss) income related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $(35.7) million and $16.7 million for the six-month periods ended June 30, 2006 and 2005, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net Derivative income (loss) - was $226.0 million and $(120.9) million for the six-month periods ended June 30, 2006 and 2005, respectively. Derivative income (loss) primarily represents fair value changes of derivative instruments and the net interest received or paid on swap agreements.

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

The Company issues annuity contracts and funding agreements that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or funding agreement contract) and is carried at fair value. The Company also purchases call options and futures on the Standard & Poor’s 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor’s" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) to economically hedge its obligation under certain fixed indexed annuity contracts. Certain funding agreement contracts are highly-individualized; many involve the issuance of foreign currency denominated contracts backed by cross currency swaps or equity linked cross currency swaps. The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the funding agreement.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements and options. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for floating-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company also utilizes put options on the S&P 500 Index to hedge against stock market exposure inherent in the guaranteed minimum living and death benefit features of the Company's variable annuities.

Net derivative income (loss) consisted of the following (in 000’s):

	Six-month periods ended June 30,
	2006	2005
Net expense on swap agreements	$ (11,277)	$ (36,576)
Change in fair value of swap agreements (interest rate, currency, and equity)	231,883	(61,762)
Change in fair value of options, futures and embedded derivatives	5,428	(22,601)

Total derivative income (loss)	$ 226,034	$ (120,939)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

REVENUES (continued)

Net Realized investment (losses) gains - were $(22.4) million and $22.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $1.4 million and $11.5 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, surrender charges and other income. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $125.6 million and $119.0 million for the six-month periods ended June 30, 2006 and 2005, respectively. Variable product fees represented 1.30% and 1.26% of the average variable annuity separate account balances for the six-month periods ended June 30, 2006 and 2005, respectively. Average separate account assets were $19.4 billion and $18.8 billion for the six-month periods ended June 30, 2006 and 2005, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed indexed and variable annuity policyholder balances. Surrender charges on fixed, fixed indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $13.4 million and $13.9 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Other income primarily represents fees charged for cost of insurance, investment advisory services and administrative service fees. Other income was $51.6 million and $46.4 million for the six-month periods ended June 30, 2006 and 2005, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $740.7 million and $643.0 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase of $97.7 million was primarily due to the following:

Interest credited - to policyholders was $302.3 million and $319.8 million for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease of $17.5 million was the result of a lower average interest credited rate of $10.6 million and a decrease in average policyholder balances of $6.9 million.

Interest expense - was $63.3 million and $61.1 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $2.2 million increase was due primarily to $2.9 million interest related to the two $100.0 million demand notes issued on June 10, 2005 and May 15, 2006.

Policyholder benefits - were $71.2 million and $68.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $2.7 million increase in 2006 compared to 2005 was primarily due to a $6.3 million increase in reserves, offset by a $2.5 million decrease in death benefits and $1.1 million decrease in annuity payments and surrender benefits.

Other operating expenses - were $113.8 million and $94.8 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $19.0 million increase in 2006 as compared 2005 was primarily due to increased sales and inforce of individual life insurance and increased annuity marketing expenses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

BENEFITS AND EXPENSES (continued)

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $185.3 million and $94.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase in DAC amortization was due to a combination of the DAC effect of approximately $43.8 million of a change in the lapse assumptions with respect to certain variable and fixed indexed annuity business and an increase in actual gross profits in 2006 as compared to 2005.

Amortization of VOBA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $4.9 million and $4.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. The amortization expense for the six-month periods ended June 30, 2006 and 2005, did not include any unlocking adjustments.

Results of Operations by Segment

The Company’s net income (loss) from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income (loss) from operations by segment:

Wealth Management Segment

The Wealth Management Segment sells a full range of retirement-oriented insurance products that provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income. This segment also markets funding agreements to both related and unrelated third parties. The segment’s principal products are categorized as follows:

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

Fixed Indexed Annuities - Fixed indexed annuities credit interest to the policyholder using a formula based upon the positive change in value of a specified equity index. The Company’s fixed indexed annuity products calculate interest earnings using the S&P 500 Index. The Company’s fixed indexed products also provide a guarantee of principal (less withdrawals) at the end of the term or surrender charge period.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Institutional Investment Contracts - Institutional contracts are funding agreements issued to institutional investors or to entities that in turn issue promissory notes to unrelated third parties. These contracts may contain any of a number of features including variable or fixed interest rates and equity index options, and may be denominated in foreign currencies.

In 1997, the Company discontinued the marketing of group pension products in the United States. Although these products are not currently sold in the U.S., there continues to be a block of U.S. group retirement business in-force. A significant portion of these pension contracts is non-surrenderable, resulting in limited liquidity exposure to the Company.

On May 24, 2006, the Company entered into a Terms Agreement (the "2006 Terms Agreement") with its affiliates Sun Life Financial Global Funding II, L.P. (the "Issuer II"), Sun Life Financial Global Funding II, U.L.C. (the "ULC II") and Sun Life Financial Global Funding II, L.L.C. (the "LLC II"), and with Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (collectively, the "2006 Initial Purchasers"), in connection with the offer and sale by the Issuer II of $900.0 million of Series 2006-1 Floating Rate Notes due 2011 (the "2006 Notes"). The payment obligations of the Issuer II are unconditionally guaranteed by the LLC II pursuant to a guarantee (the "2006 Secured Guarantee") dated as of May 24, 2006, and the obligations of the LLC II under the 2006 Secured Guarantee are secured by a floating rate funding agreement issued by the Company to the LLC II on the same date. Total interest credited for the note was $5.2 million for the three and six-month periods ended June 30, 2006.

In addition, the Company issued a $100.0 million floating rate demand note payable to the LLC II on the same date. The 2006 Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of May 15, 2006 by and among the Issuer II, the ULC II, the LLC II, the Company and all of the 2006 Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006 Notes. The Company expensed $0.6 million for interest on the demand note for the three and six-month periods ended June 30, 2006.

The Company has entered into an interest rate swap agreement with the LLC II with a notional amount of $900.0 million that effectively convert the floating rate payment obligations under the funding agreement to fixed rate obligations.

The Company uses derivative instruments to manage the risks inherent in the contract options of many of these products.

Other - The Wealth Management Segment currently manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.6 billion and $1.7 billion as of June 30, 2006 and 2005, respectively. This entire block of business is reinsured on a funds withheld basis with Sun Life Assurance Company of Canada, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $67.6 million and $29.2 million, and interest credited by $34.7 million and $32.3 million for the six-month periods ended June 30, 2006 and 2005, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement, by $6.6 million and $6.7 million for the six-month periods ended June 30, 2006 and 2005, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

The following is a summary of operations for the Wealth Management Segment for the six-month periods ended
June 30 (in 000’s):

	2006	2005

Total Revenues	$ 825,927	$563,634
Total Expenditures	643,597	555,451
Pretax Income	182,330	8,183

Net Income	$ 124,020	$10,871

Pre-tax income was $182.3 million and $8.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. The significant changes are described below.

REVENUES

Total revenues were $825.9 million and $563.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase of $262.3 million was primarily due to the following:

Net Investment income - was $443.7 million and $505.8 million for the six-month periods ended June 30, 2006 and 2005, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $497.3 million and $526.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease of $29.3 million during 2006, as compared to 2005, was the result of a lower average investment yield of $27.9 million, and a decrease in average invested assets of $1.4 million. The lower average investment yield included the impact of an increase in interest paid on funds withheld reinsurance of $38.3 million, due primarily to the impact of derivative income included in the interest paid. Investment income (loss) related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $(53.6) million and ($20.8) million for the six month ended June 30, 2006 and 2005, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Net Derivative income (loss) - was $223.4 million and $(117.1) million for the six-month periods ended June 30, 2006 and 2005, respectively.

Net derivative income (loss) for the Wealth Management Segment consisted of the following (in 000’s):

	Six-month periods ended June 30,
	2006	2005
Net expense on swap agreements	$ (10,523)	$ (38,861)
Change in fair value of swap agreements (interest rate, currency, and equity)	228,447	(55,678)
Change in fair value of options, futures and embedded derivatives	5,428	(22,601)

Total derivative income (loss)	$ 223,352	$ (117,140)

Net Realized investment (losses) gains - were $(12.7) million and $16.3 million for the six-month periods ended June 30, 2006 and 2005, respectively. The Wealth Management Segment incurred write-downs of fixed maturities for other-than-temporary impairments of $1.4 million and $11.4 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, and surrender charges. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $114.6 million and $108.9 million for the six-month periods ended June 30, 2006 and 2005, respectively. Variable product fees represented 1.49% and 1.43% of the average variable annuity separate account balances for the six-month periods ended June 30, 2006 and 2005, respectively. Average separate account assets were $15.4 billion and $15.2 billion for the six-month periods ended June 30, 2006 and 2005, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed indexed and variable annuity policyholder balances. Surrender charges on fixed, fixed indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $13.4 million and $13.9 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Other income primarily represents fees charged for investment advisory services and administrative service fees. Other income was $31.1 million and $26.9 million for the six-month periods ended June 30, 2006 and 2005, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $643.6 million and $555.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase of $88.1 million was primarily due to the following:

Interest credited - to policyholders was $292.0 million and $311.9 million for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease of $19.9 million was the result of a lower average interest credited rate of $11.8 million and a decrease in average policyholder balances of $8.1 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Interest expense - was $30.2 million and $32.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $2.3 million decrease was due to a lower allocated capital charge of $5.2 million from the Corporate Segment offset by $2.9 million of interest expense related to the two $100.0 million demand notes issued on June 10, 2005 and May 15, 2006, respectively.

Policyholder benefits - were $56.1 million and $54.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $1.6 million increase was primarily due to a $6.9 million increase in reserves offset by a $4.1 million decrease in death benefits and $1.2 million decrease in annuity payments and surrender benefits.

Other operating expenses - were $79.8 million and $66.0 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $13.8 increase in operating expenses was primarily due to an increase in marketing expenses and other non-deferrable expenses.

Amortization of DAC - was $180.7 million and $86.1 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase in DAC amortization was due to a combination of the DAC effect of approximately $43.8 million of a change in the lapse assumptions with respect to certain variable and fixed indexed annuity business and an increase in actual gross profits in 2006 as compared to 2005.

Amortization of VOBA - was $4.9 million and $4.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. The amortization expense for the six-month periods ended June 30, 2006 and 2005 did not include any unlocking adjustments.

Individual Protection Segment

The Individual Protection Segment primarily markets variable life insurance products, including variable universal life ("VUL") products marketed to individuals, corporate-owned life insurance ("COLI") and bank-owned life insurance ("BOLI"). VUL products allow for flexible premiums, and policyholders who direct how the cash value is invested bear the investment risk. Additionally, the Company administers closed blocks of SPWL, universal life and variable life insurance.

The following provides a summary of the operations for the Individual Protection Segment for the six-month periods ended June 30 (in 000’s):

	2006	2005

Total Revenues	$ 43,297	$39,732
Total Expenditures	42,794	36,612
Pretax Income	503	3,120

Net Income	$ 397	$2,098

Total revenues were $43.3 million and $39.7 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $3.6 million increase in revenues was due to an increase in net investment income of $5.8 million and an increase in fee income of $1.0 million, offset by a decrease in net realized investment gain of $3.3 million. The increase in net investment income was primarily due to increases in interest income on bonds and mortgages and higher investment income allocation from the Corporate segment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Individual Protection Segment (continued)

Total expenses were $42.8 million and $36.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $6.2 million increase was primarily due to a $6.6 million increase in operating expenses, a $2.3 million increase in interest credited and a $1.1 million increase in interest expense, offset by a decrease of $3.5 million in DAC amortization. The change in operating expense was primarily due to increased sales and growth in the inforce business.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, stop loss insurance, and short-term and long-term disability products to small and mid-size employers. This segment operates only in the State of New York through the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York.

The following provides a summary of operations for the Group Protection Segment for the six-month periods ended
June 30 (in 000’s):

	2006	2005

Total Revenues	$ 19,424	$17,186
Total Expenditures	18,526	18,249
Pretax Income (Loss)	898	(1,063)

Net Income (Loss)	$ 584	$(691)

Total revenues for the six-month period ended June 30, 2006 increased by $2.2 million in comparison to the six-month period ended June 30, 2005. The increase in revenue was primarily due to higher premiums in the group long-term disability and stop loss lines of business of $1.0 million and $0.9 million, respectively.

Total expenditures for the six-month period ended June 30, 2006 increased by $0.3 million in comparison to the six-month period ended June 30, 2005.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investment in a VIE, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the six months ended
June 30 in (000’s):

	2006	2005

Total Revenues	$ 50,080	$67,348
Total Expenditures	35,783	32,715
Pretax Income	14,297	34,633

Net Income	$ 11,628	$26,572

The Corporate Segment had pretax income of $14.3 million and $34.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $20.3 million decrease in pretax income was primarily attributed to a $12.7 million decrease in realized gains on the sale of investments, $11.8 million decrease in investment income related to lower earning in venture capital and other alternative investments, and a $3.3 million increase in interest expense due primarily to lower interest expense allocation to operating segments. Those changes were partially offset by a $6.5 million increase in derivative income.

On April 19, 2005, the Company sold its interest in a consolidated VIE and recognized a gain of $6.1 million. The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company’s net income for the six months ended June 30, 2005 includes net loss of $0.8 million related to this VIE.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are engaged in various kinds of ordinary routine litigation incidental to the Company’s business which, in management's judgment, is not expected to be material to the business or financial condition of the Company or its subsidiaries.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 5. Other Information.

(a) None.

(b) None.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 6. Exhibits.

Index to exhibits:

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.) (Registrant)

August 11, 2006	/s/ Robert C. Salipante
Date	Robert C. Salipante, President

August 11, 2006	/s/ Gary Corsi
Date	Gary Corsi, Vice President and Chief Financial Officer