Form 10-Q
period 2006-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2006-11-13
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended September 30, 2006
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, and 333-39034

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

Registrant has 6,437 shares of common stock outstanding on November 10, 2006, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART II -	Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2006	2005

Revenues

Premiums and annuity considerations	$45,753	$40,296
Net investment income	898,397	834,733
Net derivative income	6,621	13,864
Net realized investment (losses) gains	(35,332)	22,591
Fee and other income	295,238	269,629

Total revenues	1,210,677	1,181,113

Benefits and Expenses

Interest credited	463,321	479,559
Interest expense	96,369	92,096
Policyowner benefits	116,179	121,156
Other operating expenses	174,159	141,429
Amortization of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA")	253,363	150,350

Total benefits and expenses	1,103,391	984,590

Income before income tax expense and minority interest	107,286	196,523

Income tax expense	18,618	55,613

Income before minority interest	88,668	140,910

Minority interest share of loss	-	(1,214)

Net income	$88,668	$142,124

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

For the three-month periods ended September 30,

	Unaudited
	2006	2005

Revenues

Premiums and annuity considerations	$15,125	$14,960
Net investment income	384,445	253,103
Net derivative (loss) income	(219,413)	134,803
Net realized investment (losses) gains	(12,890)	59
Fee and other income	104,682	90,288

Total revenues	271,949	493,213

Benefits and Expenses

Interest credited	161,058	159,727
Interest expense	33,118	31,012
Policyowner benefits	44,981	52,648
Other operating expenses	60,383	46,654
Amortization of DAC and VOBA	63,151	51,522

Total benefits and expenses	362,691	341,563

(Loss) income before income tax (benefit) expense	(90,742)	151,650

Income tax (benefit) expense	(42,781)	48,376

Net (loss) income	$(47,961)	$103,274

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
	Unaudited
ASSETS	September 30, 2006	December 31, 2005
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $13,985,254 and $15,620,827 in 2006 and 2005, respectively)	$13,991,597	$15,677,148
Trading fixed maturities at fair value (amortized cost of $3,901,724 and $1,982,762 in 2006 and 2005, respectively)	3,916,937	1,984,848
Subordinated note from affiliate held-to-maturity (fair value of $633,002 and $645,755 in 2006 and 2005, respectively)	600,000	600,000
Mortgage loans	2,181,509	1,739,370
Derivative instruments - receivable	588,189	487,947
Limited partnerships	202,846	222,148
Real estate	168,087	170,510
Policy loans	704,196	701,769
Other invested assets	1,222,439	554,917
Cash and cash equivalents	840,882	347,654
Total investments	24,416,682	22,486,311

Accrued investment income	299,878	261,507
Deferred policy acquisition costs	1,302,433	1,341,377
Value of business acquired	48,245	53,670
Deferred federal income taxes	-	4,360
Goodwill	701,451	701,451
Receivable for investments sold	64,252	79,860
Reinsurance receivable	1,828,469	1,860,680
Other assets	115,390	122,239
Separate account assets	20,153,986	19,095,391

Total assets	$48,930,786	$46,006,846

LIABILITIES

Contractholder deposit funds and other policy liabilities	$19,466,811	$18,668,578
Future contract and policy benefits	759,541	768,297
Payable for investments purchased	588,460	248,733
Accrued expenses and taxes	75,547	150,318
Deferred federal income taxes	94,566	-
Debt payable to affiliates	1,325,000	1,125,000
Partnership capital securities	620,615	607,826
Reinsurance payable to affiliate	1,611,106	1,652,517
Derivative instruments - payable	181,948	197,765
Other liabilities	1,449,577	766,657
Separate account liabilities	20,153,986	19,095,391

Total liabilities	46,327,157	43,281,082

Commitments and contingencies - Note 5

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value - 10,000 shares authorized; 6,437 shares issued and outstanding	$6,437	$6,437
Additional paid-in capital	2,142,827	2,138,880
Accumulated other comprehensive income	4,510	19,260
Retained earnings	449,855	561,187

Total stockholder’s equity	2,603,629	2,725,764

Total liabilities and stockholder’s equity	$48,930,786	$46,006,846

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2006	2005

Net income	$88,668	$142,124

Other comprehensive (loss) income:
Net change in unrealized holding losses on available-for- sale securities, net of tax and policyholder amounts (1)	(69,371)	(54,443)
Minimum pension liability adjustment, net of tax (2)	1,289	-
Reclassification adjustments of realized investment losses (gains) into net income(3)	53,332	(54,270)
Other comprehensive loss	(14,750)	(108,713)

Comprehensive income	$73,918	$33,411

(1)
Net change in unrealized holding (losses) gains on available-for-sale securities is reflected net of tax benefit of $37.4 million and $29.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

(2)	Minimum pension liability adjustment is reflected net of tax (expense) of $(0.7) million for the nine-month period ended September 30, 2006.
(3)
Reclassification adjustment of realized investment losses (gains) is reflected net of tax (benefit) expense of $(28.7) million and $29.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

For the three-month periods ended September 30,

	Unaudited
	2006	2005

Net (loss) income	$(47,961)	$103,274

Other comprehensive (loss) income:
Net change in unrealized holding gains (losses) on available-for- sale securities, net of tax and policyholder amounts (4)	107,827	(94,181)
Reclassification adjustments of realized investment losses (gains) into net income (5)	30,567	(19,111)
Other comprehensive income (loss)	138,394	(113,292)

Comprehensive income (loss)	$90,433	$(10,018)

(4)
Net change in unrealized holding (losses) gains on available-for-sale securities is reflected net of tax (expense)benefit of $(58.1) million and $50.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

(5)
Reclassification adjustment of realized investment losses (gains) is reflected net of tax (benefit) expense of $(16.5) million and $10.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)

For the nine-month periods ended September 30, 2006 and 2005
Unaudited

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	(Loss) Income	Earnings	Equity

Balance at December 31, 2004	$6,437	$2,131,888	$180,638	$628,035	$2,946,998

Net income				142,124	142,124
Dividends				(75,000)	(75,000)
Additional paid-in-capital		5,114			5,114
Other comprehensive loss			(108,713)		(108,713)

Balance at September 30, 2005	$6,437	$2,137,002	$71,925	$695,159	$2,910,523

Balance at December 31, 2005	$6,437	$2,138,880	$19,260	$561,187	$2,725,764

Net income				88,668	88,668
Dividends				(200,000)	(200,000)
Additional paid-in-capital		3,947			3,947
Other comprehensive loss			(14,750)		(14,750)

Balance at September 30, 2006	$6,437	$2,142,827	$4,510	$449,855	$2,603,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the nine-month periods ended September 30,

	Unaudited
	2006	2005
Cash Flows From Operating Activities:
Net income	$88,668	$142,124
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest share	-	(1,214)
Amortization of discount and premiums	43,157	41,539
Amortization of DAC and VOBA	253,363	150,350
Depreciation and amortization	3,494	2,832
Non cash derivative activity	(18,537)	77,634
Net realized losses (gains) on investments	35,332	(22,591)
Net unrealized (gains) losses on trading investments	(13,128)	67,125
Net change in unrealized and undistributed gains in private
equity limited partnerships	(26,079)	(45,363)
Interest credited to contractholder deposits	463,321	479,559
Deferred federal income taxes	107,471	81,120
Changes in assets and liabilities:
Deferred acquisition costs	(187,679)	(202,944)
Accrued investment income	(38,371)	(8,999)
Future contract and policy benefits	(4,801)	(4,710)
Other, net	35,903	90,376
Net purchases of trading fixed maturities	(1,627,782)	(675,578)

Net cash (used in) provided by operating activities	(885,668)	171,260

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	4,603,225	4,487,776
Mortgage loans	150,981	87,092
Real estate	-	946
Other invested assets	106,037	424,201
Net cash in disposition of subsidiary	-	17,040
Purchases of:
Available-for-sale fixed maturities	(3,017,843)	(4,321,581)
Mortgage loans	(591,627)	(187,750)
Real estate	(794)	(4,307)
Other invested assets	(732,208)	(166,900)
Changes in other investing activities	671,968	(227,890)
Net change in policy loans	(2,427)	(3,761)
Net change in short term investments	-	(4,568)

Net cash provided by investing activities	$1,187,312	$100,298

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2006	2005

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$2,948,755	$2,335,190
Withdrawals from contractholder deposit funds	(2,761,118)	(2,847,854)
Dividends paid to stockholder	(200,000)	(75,000)
Debt proceeds	200,000	100,000
Other, net	3,947	5,114

Net cash used in financing activities	191,584	(482,550)

Net change in cash and cash equivalents	493,228	(210,992)

Cash and cash equivalents, beginning of period	347,654	552,949

Cash and cash equivalents, end of period	$840,882	$341,957

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

General

Sun Life Assurance Company of Canada (U.S.) (the "Company") and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual universal life insurance, individual and group fixed and variable annuities, funding agreements, group life, group disability, and group stop loss insurance. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets. The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

The Company is a stock life insurance company incorporated under the laws of Delaware. The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. (the "Parent"). The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial."

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. As of September 30, 2006, the Company owned all of the outstanding shares of SLNY, Sun Life of Canada (U.S.) SPE 97-I, Inc., Clarendon Insurance Agency, Inc., SLF Private Placement Investment Company I, LLC, Sun Parkaire Landing LLC, 7101 France Avenue Manager, LLC, Independence Life and Annuity Company, and Sun Life of Canada (U.S.) Holdings General Partner LLC (the "General Partner"). During 2005, Sun Benefit Services Company, Inc., an inactive subsidiary, was dissolved.

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

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "Trust"), whereby the Company is the sole beneficiary of the Trust. As of September 30, 2006, total assets of the Trust were $55.4 million.

As the sole beneficiary of the Trust, the Company is required to consolidate this Trust under the requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Accordingly, the assets and liabilities of the Trust are included in the Company’s consolidated financial statements. As of September 30, 2006, the Company recorded in its consolidated balance sheets $55.3 million of trading fixed maturities, $0.1 million of other invested assets and $0.3 million of swap liabilities.

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

New Accounting Pronouncements

On September 29, 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. See Note 6 with respect to the effects of adoption of SFAS No. 158 on the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its financial statements.

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

The Company has an agreement with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $11.9 million and $37.7 million for the three and nine-month periods ended September 30, 2006, respectively, and $18.6 million and $54.9 million for the three and nine-month periods ended September 30, 2005, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $55.6 million and $157.3 million for the three and nine-month periods ended September 30, 2006, respectively, and $44.6 million and $125.4 million for the three and nine-month periods ended September 30, 2005, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term that is then ending. Under these leases, the Company received rent of $2.7 million and $8.0 million for the three and nine-month periods ended September 30, 2006 and 2005, respectively.

The Company declared and paid a $200.0 million cash dividend to the Parent during the nine-month period ended September 30, 2006. The Company declared and paid a $75.0 million dividend to the Parent during the nine-month period ended September 30, 2005.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company ("MFS"), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.6 million and $16.8 million for the three and nine-month periods ended September 30, 2006, respectively, and $5.9 million and $17.4 million for the three and nine-month periods ended September 30, 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

The Company purchased a total of $140.0 million in promissory notes from MFS in 2004 and 2003. Interest earned on these notes for the three and nine-month periods ended September 30, 2005 was $1.1 million and $3.2 million, respectively. On September 23, 2005, the Company transferred certain of these notes with a par value of $50.0 million to the Parent as a dividend. On December 31, 2005, the Company sold the remaining $90.0 million of these notes to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary)").

At September 30, 2006 and 2005, the Company had $460.0 million of promissory notes issued to Sun Life (Hungary). The Company pays interest semi-annually to Sun Life (Hungary). Total interest incurred was $6.6 and $19.8 million for the three and nine-month periods ended September 30, 2006 and 2005, respectively.

At September 30, 2006 and 2005, the Company had $565 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company. The Company incurred $10.6 million and $31.9 million in interest expense on these surplus notes for the three and nine-month periods ended September 30, 2006 and 2005, respectively.

As more fully described in Note 4, the Company has a reinsurance agreement with SLOC.

At September 30, 2006 and 2005, the Company, through the Partnership, had $600.0 million of 8.526% partnership capital securities issued to the Capital Trust. The Company expensed $12.8 million and $38.4 million for interest on these partnership capital securities for the three and nine-month periods ended September 30, 2006 and 2005, respectively.

At September 30, 2006 and 2005, the Company, through the Partnership, owned $600.0 million of 8.526% subordinated notes issued by the Parent. Interest earned on these notes was $12.8 million and $38.4 million for the three and nine-month periods ended September 30, 2006 and 2005, respectively.

On September 12, 2006, the Company entered into a Terms Agreement (the "2006-B Terms Agreement") with its affiliates Sun Life Financial Global Funding III, L.P. (the "Issuer III"), Sun Life Financial Global Funding III, U.L.C. (the "ULC III") and Sun Life Financial Global Funding III, L.L.C. (the "LLC III"), and with Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated,, RBC Capital Markets Corporation and Wachovia Capital Markets (each, an åInitial Purchaseræ and collectively, the "2006-B Initial Purchasers"), in connection with the offer and sale by the Issuer III of $750.0 million of Series 2006-1 Floating Rate Notes due 2013 ("2006-B Notes"). On September 21, 2006, the Company entered into another Terms Agreement (together with the original 2006-B Terms Agreement, the "2006-B Terms Agreements") with the same parties as the original 2006-B Terms Agreement in connection with the offer and sale by the Issuer III of a second tranche of $150.0 million of 2006-B Notes. The payment obligations of the Issuer III for the full $900.0 million of 2006-B Notes are unconditionally guaranteed by the LLC III pursuant to a guarantee (the "2006-B Secured Guarantee") dated as of September 19, 2006, and the obligations of the LLC III under the 2006-B Secured Guarantee are secured by two floating rate funding agreements issued by the Company to the LLC III, one for $750.0 million issued on September 19, 2006 and another for $150.0 million issued on September 29, 2006. Total interest credited for the note was $1.6 million for the nine-month period ended September 30, 2006.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

In addition, the Company issued a $100.0 million floating rate demand note payable to the LLC III on September 19, 2006. The 2006 Terms Agreements incorporate by reference the provisions of a Purchase Agreement dated as of September 5, 2006 by and among the Issuer III, the ULC III, the LLC III, the Company and all of the 2006-B Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-B Notes. The Company expensed $0.2 million for interest on the demand note for the nine-month period ended September 30, 2006.

The Company has entered into an interest rate swap agreement with the LLC III with an aggregate notional amount of $900.0 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company entered into a Terms Agreement (the "2006-A Terms Agreement") with its affiliates Sun Life Financial Global Funding II, L.P. (the "Issuer II"), Sun Life Financial Global Funding II, U.L.C. (the "ULC II") and Sun Life Financial Global Funding II, L.L.C. (the "LLC II"), and with Citigroup Global Markets, Inc. ("Citigroup"), Morgan Stanley & Co. Incorporated ("Morgan Stanley"), Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (collectively, with Citigroup and Morgan Stanley, the "2006-A Initial Purchasers"), in connection with the offer and sale by the Issuer II of $900.0 million of Series 2006-1 Floating Rate Notes due 2011 (the "2006-A Notes"). The payment obligations of the Issuer II are unconditionally guaranteed by the LLC II pursuant to a guarantee (the "2006-A Secured Guarantee"), and the obligations of the LLC II under the 2006-A Secured Guarantee are secured by a $900.0 million floating rate funding agreement issued by the Company to the LLC II. The 2006-A Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of May 15, 2006 by and among the Issuer II, the ULC II, the LLC II, the Company and the 2006-A Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-A Notes. Total interest credited for the funding agreement was $12.6 million and $17.9 million for the three and nine-month period ended September 30, 2006.

On May 24, 2006, the Company also issued a $100.0 million floating rate demand note payable to the LLC II. The Company expensed $1.4 million and $2.0 million for interest on the demand note for the three and nine-month periods ended September 30, 2006.

The Company has entered into an interest rate swap agreement with the LLC II with a notional amount of $900.0 million that effectively converts the floating rate payment obligations under the funding agreement to fixed rate obligations. The net interest payable under this swap agreement was $0.8 million at September 30, 2006.

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

Total interest credited for the funding agreements associated with the First Tranche Notes and Second Tranche Notes was $13.3 million and $36.4 million for the three and nine-month periods ended September 30, 2006, respectively, and $8.6 million and $9.8 million for the three and nine-month periods ended September 30, 2005.

On June 10, 2005, the Company issued a $100.0 million floating rate demand note payable to the LLC. The Company expensed $1.5 million and $4.1 million for interest on the demand note for the three and nine-month periods ended September 30, 2006, respectively, and $1.0 million and $1.2 million for the three and nine-month periods ended September 30, 2005.

The Company has entered into two interest rate swap agreements with the LLC with an aggregate notional amount of $900.0 million that effectively convert the floating rate payment obligations under the funding agreements to fixed rate obligations. The net interest receivable under these swap agreements was $3.1 million at September 30, 2006 and $0.1 million at December 31, 2005.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

The Company has an administrative services agreement with Sun Capital Advisers LLC ("SCA"), an affiliate and registered investment advisor, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company. Amounts received under this agreement amounted to approximately $0.4 million and $1.1 million for the three and nine-month periods ended September 30, 2006, respectively, and $0.4 million and $1.0 million for the three and nine-month periods ended September 30, 2005, respectively.

The Company paid $3.3 million and $11.5 million during the three and nine-month periods ended September 30, 2006, respectively, and $3.9 million and $11.8 million during the three and nine-month periods ended September 30, 2005, respectively, in investment management services fees to SCA on a cost-reimbursement basis.

The Company paid $5.8 million and $17.8 million for the three and nine-month periods ended September 30, 2006, respectively, and $4.9 million and $18.2 million for the three and nine-month periods ended September 30, 2005, respectively, in commission fees to Sun Life Financial Distributors, Inc. ("SLFD"), an affiliate. The Company also has an agreement with SLFD and the Parent whereby the Parent provides expense reimbursements to the Company for administrative services provided by the Company to SLFD. The Company received reimbursements of $0.8 million and $2.2 million for the three and nine-month periods ended September 30, 2006 relating to this agreement. In addition, the Company received fee income for administrative services provided to SLFD of $2.4 million and 4.7 million for the three and nine-month periods ended September 30, 2005, respectively.

The Company paid $5.1 million and $13.1 million for the three and nine-month periods ended September 30, 2006, respectively, and $5.1 million and $20.0 million for the three and nine-month periods ended September 30, 2005, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

The Company recorded a tax benefit of $3.9 million and $5.1 million through paid-in-capital for SLF stock options issued to employees of the Company for the nine-month periods ended September 30, 2006 and 2005, respectively.

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

Group Protection

The Group Protection Segment markets, sells and administers group life, group long-term disability, group short-term disability and group stop loss insurance products to small and mid-size employers in the State of New York.

Corporate

The Corporate Segment includes the unallocated capital of the Company, its debt financing, its consolidated investments in a VIE, and items not otherwise attributable to the other segments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments (in 000’s):

	Nine-month period ended September 30, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 1,030,911	$74,233	$29,125	$76,408	$1,210,677
Total Expenditures	952,366	72,383	27,663	50,979	1,103,391
Income before income tax expense and minority interest	78,545	1,850	1,462	25,429	107,286

Net income	$ 66,206	$1,307	$950	$20,205	$88,668

	Nine-month period ended September 30, 2005

Total Revenues	$ 1,003,283	$56,550	$25,013	$96,267	$1,181,113
Total Expenditures	858,122	52,725	26,198	47,545	984,590
Income (loss) before income tax expense and minority interest	145,161	3,825	(1,185)	48,722	196,523

Net income (loss)	$ 102,432	$2,591	$(770)	$37,871	$142,124

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

	Three-month period ended September 30, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 204,984	$30,936	$9,701	$26,328	$271,949
Total Expenditures	308,769	29,589	9,137	15,196	362,691
(Loss) income before income tax expense and minority interest	(103,785)	1,347	564	11,132	(90,742)

Net (loss) income	$ (57,814)	$910	$366	$8,577	$(47,961)

	Three-month period ended September 30, 2005

Total Revenues	$ 439,649	$16,818	$7,827	$28,919	$493,213
Total Expenditures	302,671	16,113	7,949	14,830	341,563
Income (loss) before income tax expense and minority interest	136,978	705	(122)	14,089	151,650

Net income (loss)	$ 91,561	$493	$(80)	$11,300	$103,274

Amounts allocated from the Corporate segment to the Wealth Management, Individual Protection and Group Protection segments relating to the allocation of capital were:

Nine-month period ended September 30, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense and minority interest	$29,740	$3,644	$564	$(33,948)	$-

Nine-month period ended September 30, 2005

Income (loss) before income tax expense and minority interest	$27,386	$1,048	$268	$(28,702)	$-

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

Three-month period ended September 30, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense	$9,689	$1,430	$201	$(11,320)	$-

Three-month period ended September 30, 2005

Income (loss) before income tax expense	$9,740	$359	$97	$(10,196)	$-

4. REINSURANCE

The Wealth Management Segment manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.6 billion and $1.7 billion as of September 30, 2006 and December 31, 2005, respectively. This block of business was reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $5.9 million and $73.5 million for the three and nine-month periods ended September 30, 2006, respectively, and by $33.1 million and $62.3 million for the three and nine-month periods ended September 30, 2005, respectively. The reduction of net investment income resulting from interest paid on funds withheld includes the impact from net investment income, net derivative (loss) income and net realized investment gains. The Company also reduced interest credited by $18.5 million and $53.2 million for the three and nine-month periods ended September 30, 2006, respectively, and by $17.6 million and $50.0 million for the three and nine-month periods ended September 30, 2005, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $0.7 million and $7.3 million for the three and nine-month period ended September 30, 2006, respectively, and $2.7 million and $9.4 million for the three and nine-month periods ended September 30, 2005, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS

The following table sets forth the components of the net periodic pension cost for the nine-month periods ended September 30 (in 000’s):

	2006		2005
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of net periodic benefit cost:
Service cost	$ 4,193	$ 983	$ 8,211	$ 1,000
Interest cost	10,079	2,225	10,380	2,245
Expected return on plan assets	(16,254)	-	(15,069)	-
Amortization of transition obligation asset	(1,570)	-	(2,288)	-
Amortization of prior service cost (credit)	207	(396)	642	(180)
Curtailment Charge	-	-	4,944	-
Recognized net actuarial loss	123	1,088	1,438	955
Net periodic benefit (benefit) cost	$ (3,222)	$ 3,900	$ 8,258	$ 4,020
The Company’s share of net periodic benefit (benefit) cost	$ (3,222)	$ 3,369	$ 9,459	$ 3,453

The following table sets forth the components of the net periodic pension cost for the three-month periods ended September 30, (in 000’s):

	2006		2005
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of net periodic benefit cost:
Service cost	$ 1,397	$ 327	$ 2,737	$ 333
Interest cost	3,359	741	3,460	748
Expected return on plan assets	(5,418)	-	(5,023)	-
Amortization of transition obligation asset	(524)	-	(763)	-
Amortization of prior service cost (credit)	69	(132)	214	(60)
Curtailment Charge	-	-	4,944	-
Recognized net actuarial loss	41	362	479	318
Net periodic benefit (benefit) cost	$ (1,076)	$ 1,298	$ 6,048	$ 1,339
The Company’s share of net periodic benefit (benefit) cost	$ (1,076)	$ 1,126	$ 5,796	$ 1,149

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS (continued)

In addition, the Company incurred $0.6 million and $2.0 million for the three and nine-month periods ended September 30, 2006, respectively, and $0.7 million and $2.2 million for the three and nine-month periods ended September 30, 2005, respectively, in expense for an uninsured benefit plan for which it is not a plan sponsor.

The Company will adopt the balance sheet recognition provisions of SFAS No. 158 at December 31, 2006 and the year end measurement date in 2008. The Company is currently assessing the impact of SFAS No. 158 on its financial statements. The adoption of SFAS No. 158 is not expected to have a material impact on the financial condition of the Company.

On September 21, 2005, the Company’s Board of Directors approved certain changes to its two sponsored non-contributory defined benefit pension plans. As a result of those changes, the Company incurred a curtailment charge of $5.7 million consisting of $4.9 million and $0.8 million in pension costs and non qualified supplemental benefit costs, respectively.

7. SALE OF VARIABLE INTEREST ENTITY

On April 19, 2005, the Company sold its interest in a consolidated VIE and recognized a gain of $6.1 million. The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company’s net income for the nine-month period ended September 30, 2005 includes a net loss of $0.8 million related to this VIE.

8. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Life Insurance Company on November 1, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2006 and concluded that these assets were not impaired.

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

The following table represents information regarding the Company’s variable annuity contracts with guarantees at September 30, 2006 (in 000’s):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$16,181,909	$1,843,125	66.6
Minimum Income	$387,700	$65,620	59.9
Minimum Accumulation or Withdrawal	$2,563,855	$169	62.0

The following rollforward summarizes the reserve for the guaranteed minimum death and income benefit for the nine-month period ended September 30, 2006 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total

Balance at January 1, 2006	$ 41,749	$ 3,000	$ 44,749

Benefit Ratio Change / Assumption Changes	(5,133)	5,320	187
Incurred guaranteed benefits	26,827	1,350	28,177
Paid guaranteed benefits	(25,880)	-	(25,880)
Interest	1,026	336	1,362

Balance at September 30, 2006	$ 38,589	$ 10,006	$ 48,595

1 Net amount at risk represents the difference between the guaranteed benefits and the account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. LIABILITIES FOR CONTRACT GUARANTEES (continued)

The following rollforward summarizes the reserve for the guaranteed minimum death and income benefit for the nine-month period ended September 30, 2005 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total

Balance at January 1, 2005	$ 28,313	$ 2,422	$ 30,735

Benefit Ratio Change / Assumption Changes	15,205	-	15,205
Incurred guaranteed benefits	24,732	560	25,292
Paid guaranteed benefits	(28,050)	-	(28,050)
Interest	1,574	143	1,717

Balance at September 30, 2005	$ 41,774	$ 3,125	$ 44,899

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

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies and industry standards. The guaranteed minimum accumulation or withdrawal benefit constituted an asset in the amount of $9.4 million and $0.2 million at September 30, 2006 and December 31, 2005, respectively.

10. SUBSEQUENT EVENT

On November 8, 2006, the Company declared a $100.0 million cash dividend to the Parent to be paid on or before December 31, 2006, subject to the prior approval of the Commissioner of Insurance of the State of Delaware.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) ("the Company"), elects to omit the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company’s results of operations that explains material changes in the Statement of Operations between the nine-month periods ended September 30, 2006 and September 30, 2005.

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of deferred policy acquisition cost ("DAC") to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. A change in lapse assumptions with respect to certain variable and fixed indexed annuity business resulted in additional amortization of approximately $43.8 million for the nine-month period ended September 30, 2006.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (continued)

Deferred Acquisition Costs (continued)

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

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive loss. DAC was increased (decreased) by $6.6 million and ($12.8) million for the unrealized gains (losses) at September 30, 2006 and December 31, 2005, respectively, relating to this adjustment.

Value of Business Acquired

The value of business acquired ("VOBA") represents the actuarially determined present value of projected future gross profits from the Keyport policies in force at the date of the Company’s acquisition of Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits.

VOBA is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive loss. VOBA was increased (decreased) by $0.7 million and ($1.2) million at September 30, 2006 and December 31, 2005, respectively, relating to this adjustment.

RESULTS OF OPERATIONS

Nine-month period ended September 30, 2006 compared to the Nine-month period ended September 30, 2005:

Net Income

The Company’s net income was $88.7 million and $142.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Income before income taxes and minority interest share of loss was $107.3 million and $196.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The significant changes are described below.

REVENUES

Total revenues were $1,210.7 million and $1,181.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of $29.6 million was primarily due to the following:

Premium and annuity considerations - were $45.8 million and $40.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $5.5 million increase is attributed to a $2.3 million increase in annuity premiums, a $1.8 million increase in group disability premiums and a $1.5 million increase in group stop loss premiums.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

REVENUES (continued)

Net investment income - was $898.4 million and $834.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $859.1 million and $844.9 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of $14.2 million during 2006, as compared to 2005, was the result of a higher average investment yield of $23.6 million offset by a decrease in average invested assets of $9.4 million. The higher average investment yield included the impact of an increase in interest paid on funds withheld reinsurance of $10.1 million. The increase in the interest paid is primarily due to the change in derivative gains and losses. Investment income (loss) related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $39.3 million and $(10.2) million for the nine-month periods ended September 30, 2006 and 2005, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net derivative income - was $6.6 million and $13.9 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Derivative income primarily represents fair value changes of derivative instruments and the net interest received or paid on swap agreements.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

REVENUES (continued)

Net derivative income consisted of the following (in 000’s):

	Nine-month periods ended September 30,
	2006	2005

Net expense on swap agreements	$ (10,605)	$ (50,766)
Change in fair value of swap agreements (interest rate, currency, and equity)	7,114	88,499
Change in fair value of options, futures and embedded derivatives	10,112	(23,869)

Total derivative income	$ 6,621	$ 13,864

Net realized investment (losses) gains - were $(35.3) million and $22.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $1.4 million and $21.8 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, surrender charges and other income. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $189.2 million and $180.8 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Variable product fees represented 1.29% and 1.28% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2006 and 2005, respectively. Average separate account assets were $19.6 billion and $18.9 billion for the nine-month periods ended September 30, 2006 and 2005, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed indexed and variable annuity policyholder balances. Surrender charges on fixed, fixed indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $20.2 million and $19.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Other income primarily represents fees charged for cost of insurance, investment advisory services and administrative service fees. Other income was $85.8 million and $69.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $1,103.4 million and $984.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of $118.8 million was primarily due to the following:

Interest credited - to policyholders was $463.3 million and $479.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease of $16.3 million was the result of a lower average interest credited rate of $3.6 million and a decrease in average policyholder balances of $12.7 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

BENEFITS AND EXPENSES (continued)

Interest expense - was $96.4 million and $92.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $4.3 million increase was due primarily to $5.1 million interest expense related to the two $100.0 million demand notes issued on May 15, 2006 and June 10, 2005.

Policyholder benefits - were $116.2 million and $121.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $5.0 million decrease in 2006 compared to 2005 was due to a $2.7 million decrease in surrender benefits and annuity payments, a $1.4 million decrease in reserves and a $0.9 million decrease in death benefits.

Other operating expenses - were $174.2 million and $141.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $32.8 million increase in 2006 compared to 2005 was primarily due to increased sales and in-force business of individual insurance and increased annuity marketing expenses.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $246.1 million and $140.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase in DAC amortization was due to a combination of the DAC effect of approximately $43.8 million of a change in the lapse assumptions with respect to certain variable and fixed indexed annuity business and an increase in gross profits in 2006 as compared to 2005. Changes in assumptions resulted in an increase in DAC amortization of $0.7 million for the nine-month period ended September 30, 2005. There were no additional changes in assumptions during the nine-month period ended September 30, 2006.

Amortization of VOBA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $7.3 million and $10.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The amortization expense included an unlocking adjustment of $2.8 million for the nine-month period ended September 30, 2005. There was no unlocking adjustment during the nine-month period ended September 30, 2006.

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

On September 12, 2006, the Company entered into a Terms Agreement (the "2006-B Terms Agreement") with its affiliates Sun Life Financial Global Funding III, L.P. (the "Issuer III"), Sun Life Financial Global Funding III, U.L.C. (the "ULC III") and Sun Life Financial Global Funding III, L.L.C. (the "LLC III"), and with Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated,, RBC Capital Markets Corporation and Wachovia Capital Markets (each, an "Initial Purchaser" and collectively, the "2006-B Initial Purchasers"), in connection with the offer and sale by the Issuer III of $750.0 million of Series 2006-1 Floating Rate Notes due 2013 ("2006-B Notes"). On September 21, 2006, the Company entered into another Terms Agreement (together with the original 2006-B Terms Agreement, the "2006-B Terms Agreements") with the same parties as the original 2006-B Terms Agreement in connection with the offer and sale by the Issuer III of a second tranche of $150.0 million of 2006-B Notes. The payment obligations of the Issuer III for the full $900.0 million of 2006-B Notes are unconditionally guaranteed by the LLC III pursuant to a guarantee (the "2006-B Secured Guarantee") dated as of September 19, 2006, and the obligations of the LLC III under the 2006-B Secured Guarantee are secured by two floating rate funding agreements issued by the Company to the LLC III, one for $750.0 million issued on September 19, 2006 and another for $150.0 million issued on September 29, 2006. Total interest credited for the note was $1.6 million for the nine-month period ended September 30, 2006.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

In addition, the Company issued a $100.0 million floating rate demand note payable to the LLC III on September 19, 2006. The 2006 Terms Agreements incorporate by reference the provisions of a Purchase Agreement dated as of September 5, 2006 by and among the Issuer III, the ULC III, the LLC III, the Company and all of the 2006-B Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-B Notes. The Company expensed $0.2 million for interest on the demand note for the nine-month period ended September 30, 2006.

The Company has entered into an interest rate swap agreement with the LLC III with an aggregate notional amount of $900.0 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company entered into a Terms Agreement (the "2006-A Terms Agreement") with its affiliates Sun Life Financial Global Funding II, L.P. (the "Issuer II"), Sun Life Financial Global Funding II, U.L.C. (the "ULC II") and Sun Life Financial Global Funding II, L.L.C. (the "LLC II"), and with Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (collectively, the "2006-A Initial Purchasers"), in connection with the offer and sale by the Issuer II of $900.0 million of Series 2006-1 Floating Rate Notes due 2011 (the "2006-A Notes"). The payment obligations of the Issuer II are unconditionally guaranteed by the LLC II pursuant to a guarantee (the "2006-A Secured Guarantee") dated as of May 24, 2006, and the obligations of the LLC II under the 2006-A Secured Guarantee are secured by a floating rate funding agreement issued by the Company to the LLC II on the same date. Total interest credited for the note was $17.9 million for the nine-month period ended September 30, 2006.

In addition, the Company issued a $100.0 million floating rate demand note payable to the LLC II on the same date. The 2006-A Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of May 15, 2006 by and among the Issuer II, the ULC II, the LLC II, the Company and all of the 2006 Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006-A Initial Purchaser against certain securities law liabilities related to the offering of the 2006-A Notes. The Company expensed $2.0 million for interest on the demand note for the nine-month periods ended September 30, 2006.

The Company has entered into an interest rate swap agreement with the LLC II with a notional amount of $900.0 million that effectively convert the floating rate payment obligations under the funding agreement to fixed rate obligations.

The Company uses derivative instruments to manage the risks inherent in the contract options of many of these products.

Other - The Wealth Management Segment currently manages a closed block of single premium whole life insurance policies ("SPWL"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.6 billion and $1.7 billion as of September 30, 2006 and December 31, 2005, respectively. This entire block of business is reinsured on a funds withheld basis with Sun Life Assurance Company of Canada, an affiliate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

By reinsuring the SPWL product, the Company reduced net investment income by $73.5 million and $62.3 million, and interest credited by $53.2 million and $50.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement, by $7.3 million and $9.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the åTrustæ) whereby the Company is the sole beneficiary of the Trust. As of September 30, 2006, total assets of the Trust were $55.4 million.

As the sole beneficiary of the Trust, the Company is required to consolidate this Trust under the requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Accordingly, the assets and liabilities of the Trust are included in the Company’s consolidated financial statements. As of September 30, 2006, the Company recorded in its consolidated balance sheets $55.3 million of trading fixed maturities, $0.1 million of other invested assets and $0.3 million of swap liabilities.

The following is a summary of operations for the Wealth Management Segment for the nine-month periods ended
September 30 (in 000’s):

	2006	2005

Total Revenues	$ 1,030,911	$1,003,283
Total Expenditures	952,366	858,122
Pretax Income	78,545	145,161

Net Income	$ 66,206	$ 102,432

Pre-tax income was $78.5 million and $145.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The significant changes are described below.

REVENUES

Total revenues were $1,030.9 million and $1,003.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of $27.6 million was primarily due to the following:

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES (continued)

Net Investment income - was $793.8 million and $725.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $780.6 million and $787.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease of $6.9 million during 2006, as compared to 2005, was the result of a lower average investment yield of $8.7 million offset by an increase in average invested assets of $1.8 million. The lower average investment yield included the impact of an increase in interest paid on funds withheld reinsurance of $10.1 million. The increase in the interest paid is primarily due to the change in derivative gains and losses. Investment income (loss) related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $13.2 million and $(62.0) million for the nine-month periods ended September 30, 2006 and 2005, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net Derivative income - was $5.1 million and $17.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Net derivative income for the Wealth Management Segment consisted of the following (in 000’s):

	Nine-month periods ended September 30,
	2006	2005

Net expense on swap agreements	$ (9,654)	$ (52,715)
Change in fair value of swap agreements (interest rate, currency, and equity)	4,680	93,749
Change in fair value of options, futures and embedded derivatives	10,112	(23,869)

Total derivative income	$ 5,138	$ 17,165

Net Realized investment (losses) gains - were $(27.1) million and $16.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The Wealth Management Segment incurred write-downs of fixed maturities for other-than-temporary impairments of $1.4 million and $21.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances and surrender charges. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $172.3 million and $165.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Variable product fees represented 1.49% and 1.46% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2006 and 2005, respectively. Average separate account assets were $15.4 billion and $15.1 billion for the nine-month periods ended September 30, 2006 and 2005, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed indexed and variable annuity policyholder balances. Surrender charges on fixed, fixed indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $20.2 million and $19.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES (continued)

Other income primarily represents fees charged for investment advisory services and administrative service fees. Other income was $48.4 million and $43.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $952.4 million and $858.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of $94.3 million was primarily due to the following:

Interest credited - to policyholders was $447.6 million and $467.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease of $19.6 million was the result of a lower average interest credited rate of $4.8 million and a decrease in average policyholder balances of $14.8 million.

Interest expense - was $46.8 million and $50.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $3.9 million decrease was due to a lower allocated capital charge of $9.0 million from the Corporate Segment offset by $5.1 million of interest expense related to the two $100.0 million demand notes issued on May 15, 2006 and June 10, 2005, respectively.

Policyholder benefits - were $91.9 million and $100.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $8.7 million decrease was primarily due to a $4.0 million decrease in death benefits, a $2.7 million decrease in surrender benefits and annuity payments and a $1.9 million decrease in reserves.

Other operating expenses - were $118.3 million and $97.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The change of $20.6 was primarily due to an increase in marketing expenses and other non-deferrable expenses.

Amortization of DAC - was $240.5 million and $131.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase in DAC amortization was due to a combination of the DAC effect of approximately $43.8 million of a change in the lapse assumptions with respect to certain variable and fixed indexed annuity business and an increase in gross profits in 2006 as compared to 2005. Changes in assumptions resulted in an increase in DAC amortization of $0.6 million for the nine-month period ended September 30, 2005. There were no additional changes in assumptions during the nine-month period ended September 30, 2006.

Amortization of VOBA - was $7.3 million and $10.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The amortization expense included an unlocking adjustment of $2.8 million for the nine-month period ended September 30, 2005. There was no unlocking adjustment during the nine-month period ended September 30, 2006.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Individual Protection Segment (continued)

Additionally, the Company administers closed blocks of SPWL, universal life and variable life insurance.

The following provides a summary of the operations for the Individual Protection Segment for the nine-month periods ended September 30 (in 000’s):

	2006	2005

Total Revenues	$ 74,233	$ 56,550
Total Expenditures	72,383	52,725
Pretax Income	1,850	3,825

Net Income	$ 1,307	$ 2,591

Total revenues were $74.2 million and $56.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $17.6 million increase in revenues was primarily due to an $11.5 million increase in fee income and a $9.3 million increase in net investment income, offset by a decrease in net realized investment gain of $3.3 million.

The increase in fee income was primarily due to growth in the in-force business for the BOLI product. The increase in net investment income was primarily due to increases in interest income on bonds and mortgages and higher investment income allocation from the Corporate segment.

Total expenses were $72.4 million and $52.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $19.7 million increase was primarily due to a $16.8 million increase in operating expenses, a $3.4 million increase in interest credited and a $1.8 million increase in interest expense, offset by a decrease of $2.9 million in DAC amortization. The change in operating expenses was primarily due to increased sales and growth in the in-force business.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, and group short-term and group long-term disability insurance products to small and mid-size employers. This segment operates only in the State of New York through the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York.

The following provides a summary of operations for the Group Protection Segment for the nine-month periods ended
September 30 (in 000’s):

	2006	2005

Total Revenues	$ 29,125	$ 25,013
Total Expenditures	27,663	26,198
Pretax Income (Loss)	1,462	(1,185)

Net Income (Loss)	$ 950	$ (770)

The Group Protection Segment had pretax income (loss) of $1.5 million and $(1.2) million for the nine months ended September 30, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Group Protection Segment (continued)

Total revenues for the nine-month period ended September 30, 2006 increased by $4.1 million as compared to the nine-month period ended September 30, 2005. The increase in revenue was due to increased in-force business in group disability and group stop loss, with premium increases of $1.8 million and $1.5 million, respectively, as well as an increase in net investment income of $0.6 million.

Total expenditures for the nine-month period ended September 30, 2006 increased by $1.5 million as compared to the nine-month period ended September 30, 2005. The $1.5 million increase primarily resulted from an increase in death and disability benefits of $3.2 million offset by a decrease in operating expenses of $1.9 million.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investment in a VIE, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the nine-month periods ended
September 30 in (000’s):

	2006	2005

Total Revenues	$ 76,408	$ 96,267
Total Expenditures	50,979	47,545
Pretax Income	25,429	48,722

Net Income	$ 20,205	$ 37,871

The Corporate Segment had pretax income of $25.4 million and $48.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $23.3 million decrease in pretax income was primarily attributed to a $14.5 million decrease in investment income related to lower earning in venture capital and other alternative investments, an $11.2 million decrease in realized gains on the sale of investments and a $6.2 million increase in interest expense due primarily to lower interest expense allocation to the Company’s operating segments. Those changes were partially offset by a $4.8 increase in derivative income and a decrease in other operating expenses of $2.7 million.

On April 19, 2005, the Company sold its interest in a consolidated VIE and recognized a gain of $6.1 million. The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company’s net income for the nine-month period ended September 30, 2005 includes a net loss of $0.8 million related to this VIE.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b) Not applicable.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

November 10, 2006	/s/ Robert C. Salipante
Date	Robert C. Salipante, President
(principal executive officer)

November 10, 2006	/s/ Michael K. Moran
Date	Michael K. Moran, Vice President, Chief Accounting Officer and Controller
(chief accounting officer)