Form 10-K
period 2006-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2007-03-28
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, and 333-139387-01

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(Exact name of registrant as specified in its charter)

Delaware	04-2461439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Sun Life Executive Park, Wellesley Hills, MA	02481
(Address of principal executive offices)	(Zip Code)

(781) 237-6030
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Registrant has 6,437 shares of common stock outstanding on March 27, 2007, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2006

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
PART I
Item 1. Business.

Sun Life Assurance Company of Canada (U.S.) (the "Company") and its subsidiaries are primarily engaged in the sale of individual and group variable life insurance, individual universal life insurance, individual and group fixed and variable annuities, funding agreements, group life, group disability, and group stop loss insurance. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets. The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

The Company is a stock life insurance company incorporated under the laws of Delaware. The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. (the "Parent"). The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial".

As of December 31, 2004, SLC - U.S. Ops Holdings was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company incorporated in 1865 and a direct wholly-owned subsidiary of SLF. On January 4, 2005, a reorganization was completed under which most of SLOC’s asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated direct wholly-owned subsidiary of SLF. The Company is now an indirect subsidiary of Sun Life Financial Corp., and continues to be an indirect subsidiary of SLF.

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "Trust"), whereby the Company is the sole beneficiary of the Trust. As the sole beneficiary of the Trust, the Company is required to consolidate this Trust under the requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Accordingly, the assets and liabilities of the Trust are included in the Company’s consolidated financial statements. As of December 31, 2006, the Company recorded in its consolidated balance sheets $55.3 million of trading fixed maturities, $1.2 million of accrued investment income and $56.8 million of liabilities.

On April 19, 2005, the Company sold its interest in a consolidated variable interest entity ("VIE") and recognized a gain of $6.1 million. The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company’s net income impact for the year ended December 31, 2005 includes a net loss of $0.8 million related to this VIE.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

On December 31, 2004, Sun Capital Advisers LLC ("SCA"), a registered investment adviser, was distributed in the form of a dividend to the Company’s parent and became a consolidated subsidiary of SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company’s wholly-owned subsidiary. As of December 31, 2004, SCA’s total assets were $8.1 million. SCA’s net income for the year ended December 31, 2004 was $1.9 million.

On June 30, 2004, the Company sold its interest in another consolidated VIE and recognized a gain of $9.7 million. The Company received net cash proceeds of $39.7 million and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company’s net income related to this VIE for the year ended December 31, 2004, excluding the gain on the sale, was $7.1 million.

Reinsurance

In the normal course of business, the Company reinsures portions of its life insurance, annuity and disability income exposure with both affiliated and unaffiliated companies using traditional indemnity reinsurance agreements. The Company also reinsures on a stop-loss basis with unaffiliated companies the excess minimum death benefit exposure with respect to a portion of the Company’s variable annuity business. The Company, as the ceding company, remains responsible for that portion of the policies reinsured under each of its existing agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company assumes certain risks for fixed annuity and fixed index annuity contracts.

Reserves

The Company has established and reported liabilities for future policy benefits in accordance with generally accepted accounting principles in the United States of America ("GAAP") in order to meet its obligations on its outstanding contracts. Liabilities for variable annuity contracts, variable life insurance and variable universal life insurance policies are considered separate account liabilities and are carried at fair value (the policyholder bears the investment risk). Universal life policies, deferred fixed annuity contracts, and funding agreements are classified as general account liabilities, and are carried at account value (the Company bears the investment risk). Account values of the contracts include deposits plus credited interest, less expenses, mortality fees and withdrawals. Reserves for individual life, group life, individual payout annuity, group payout annuity, group disability and stop loss contracts are based on mortality and morbidity tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at assumed rates, will be sufficient to meet the Company’s policy obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Investments

The Company’s consolidated total assets were $49.0 billion at December 31, 2006; 43.0% consisted of separate account assets, 36.9% were invested in bonds and similar securities, 4.6% in mortgages, 1.4% in policy loans, 0.4% in real estate, and the remaining 13.7% in cash and other assets.

Competition

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products. A.M. Best Company, Inc. has assigned the Company and its subsidiary, SLNY, a rating of A++ (superior). Standard & Poor’s, a division of The McGraw-Hill Companies, has assigned the Company and SLNY each a rating of AA+ (very strong). Moody’s Investor Service, Inc. has assigned the Company a rating of Aa2 (excellent).

Employees

Pursuant to an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC. The Company is reimbursed for the cost of these services. As of December 31, 2006, the Company and its subsidiaries had 2,008 employees who were employed at the Company’s principal executive office in Wellesley Hills, Massachusetts, as well as offices in New York, New York, Portsmouth, New Hampshire, and 24 regional group sales offices throughout the United States.

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

The annual statements include financial statements and exhibits prepared in conformity with statutory accounting principles, which differ from GAAP. The laws of the respective state insurance departments require that insurance companies domiciled in the respective state prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners’ ("NAIC") Accounting Practices and Procedures Manual, version effective March 2006, subject to any deviation prescribed or permitted by the Insurance Commissioner of the respective state. The books and records of the Company and its insurance subsidiaries are subject to review or examination by their respective state departments of insurance at any time. Examination of their operations is conducted at periodic intervals.

Many states also regulate affiliated groups of insurers, such as the Company, SLOC and their affiliates, under insurance holding company laws. Under such laws, inter-company transfers of assets and dividend payments involving an insurance company and one or more of its affiliates, among other things, may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies involved. Under insurance guaranty fund laws in all states, insurers doing business in a given state can be assessed (up to prescribed limits) for policyholder losses incurred by another insolvent insurance company in that state. However, most of these laws provide that an assessment may be waived or deferred if it would threaten an insurer’s own financial strength and many also permit the deduction of all or a portion of any such assessment from any future premium or similar taxes.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Regulation and Regulatory Developments (continued)

During 2005, legislation was introduced in Congress which would provide tax incentives for individuals purchasing annuities. While no action was taken in 2005 and 2006, Congress will continue to consider this legislation in 2007.

In the 2008 fiscal year budget proposal, legislation was again introduced in Congress creating new tax-favored savings initiatives, including Lifetime Savings Accounts, Retirement Savings Accounts, and Employer Retirement Savings Accounts. Lifetime Savings Accounts, if passed as proposed, could adversely affect the sale of annuity and other tax-favored products currently offered by the Company.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s home office consists of four office buildings located in Wellesley Hills, Massachusetts. The Company owns this facility and leases it to SLOC for lease terms not exceeding five years. The home office of SLNY consists of office space in New York, New York, and is leased from an unrelated party.

In 2004, the Company relocated certain operations from Lincoln, Rhode Island, to Wellesley Hills, Massachusetts. The Company also leases property in Boston, Massachusetts. The Company is in the process of subleasing these properties.

Item 3. Legal Proceedings.

The Company and its subsidiaries are parties to pending legal proceedings, including ordinary routine litigation incidental to their business, both as a defendant and as a plaintiff. While it is not possible to predict the resolution of these proceedings, management believes, based on the information currently available to it, that the ultimate resolution of these matters will not be material to the Company's financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a direct wholly-owned subsidiary of the Parent and thus there is no market for its common stock. The Company paid dividends of $300.0 million and $200.0 million to the Parent in 2006 and 2005, respectively. There are legal limitations governing the extent to which the Company may pay dividends as noted and described in the consolidated financial statements contained in Item 8 (see Note 17 to the Company’s consolidated financial statements).

Item 6. Selected Financial Data.

Omitted pursuant to Instruction I(2)(a) to Form 10-K. Please refer to Item 7 for management’s narrative analysis of results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit Management’s Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Consolidated Statements of Income between the years ended December 31, 2006 and December 31, 2005.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact and provides a safe harbor for such statements. This discussion may include forward-looking statements by the Company. These statements may relate to such topics as volume growth, market share and financial goals. It is important to understand that such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company’s growth and profitability;
o	Changes in interest rates and market conditions;
o	Regulatory and legislative developments; and
o	Developments in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Deferred Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts ("GICs") are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.

Estimating future gross profit is a complex process requiring considerable judgment and the forecasting of events into the future based on historical information and actuarial assumptions. These assumptions are subject to an annual review process. Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of deferred policy acquisition cost ("DAC") to decrease or increase, respectively, in the current period. During 2006 and 2005, changes in estimated future gross profits were driven by recent experience and expectations of future performance and are related mainly to changes in lapse assumptions, future growth rates of capital markets assumptions, and expense assumptions. These changes in assumptions resulted in an increase in DAC amortization of $143.9 million and $20.0 million for the years ended December 31, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Deferred Acquisition Costs (continued)

DAC amortization is reviewed regularly and adjusted retrospectively when the Company revises the actual profits and its estimate of future gross profits to be realized from investment-type contracts, including realized gains and losses from investments.

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced.

DAC is also adjusted for amounts relating to unrealized investment gains and losses. This adjustment, net of tax, is included with unrealized investment gains or losses that are recorded in accumulated other comprehensive income (loss). DAC was increased (decreased) by $6.9 million and $(12.8) million for the unrealized losses (gains) as of December 31, 2006 and 2005, respectively, relating to this adjustment.

Value of Business Acquired

The value of business acquired ("VOBA") represents the actuarially determined present value of projected future gross profits from the Keyport Life Insurance Company ("Keyport") policies in force at the date of the Company’s acquisition of Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated life of the purchased block of business.

VOBA is also adjusted for amounts relating to unrealized investment gains and losses. This adjustment, net of tax, is included with unrealized investment gains or losses that are recorded in accumulated other comprehensive income (loss). VOBA increased (decreased) by $0.5 million and $(1.2) million for the unrealized losses (gains) at December 31, 2006 and 2005, respectively, relating to this adjustment.

Investments - Derivatives

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, to alter investment rate exposures arising from mismatches between assets and liabilities, and to minimize the Company’s exposure to fluctuations in interest rates, foreign currency exchange rates and equity market conditions. The derivative instruments used by the Company include swaps, options and futures. The Company does not employ hedge accounting treatment. The Company believes that these derivatives provide economic hedges against the risks noted and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified. As a result, the unrealized gains and losses are recognized immediately in net derivative income. Changes in the level of interest rates or equity markets will cause the value of these derivatives to change and can cause quarterly fluctuations in earnings. Since the majority of the liabilities that are being hedged are not carried at fair value, the changes in the fair value of the derivatives will cause fluctuation in the reported earnings from period to period as foreign currency exchange rates, equity markets and interest rate change.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Fair Value of Financial Instruments (continued)

Certain of the Company’s fixed maturities are classified as trading and others as available-for-sale. The changes in fair value of trading securities are recorded as a component of net investment income. The changes in fair value of available-for-sale securities are recorded in other comprehensive income. The fair value of swaps are based on current settlement values. The current settlement values are based on dealer quotes and market prices. Fair values for options and futures are based on dealer quotes and market prices.

The Company’s ability to liquidate positions in privately placed fixed securities and mortgages could be impacted to a significant degree by the lack of an actively traded market. Although the Company believes that its estimates reasonably reflect the fair value of those instruments, its key assumptions about risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

Policy Liabilities and Accruals

Future contract and policy benefit liabilities include amounts reserved for future policy benefits payable upon contingent events as well as liabilities for unpaid claims due as of the statement date. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.

Policy reserves for annuity contracts include liabilities held for group pension and payout annuity payments and liabilities held for product guarantees on variable annuity products, such as guaranteed minimum death benefits. Reserves for pension and payout annuity contracts are calculated using the best-estimate interest and decrement assumptions. Loss recognition testing is done periodically to make sure that these assumptions remain adequate. Reserves for guaranteed minimum death benefits and guaranteed minimum income benefits are calculated according to the methodology of AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), whereby the expected benefits provided by the guarantees are spread over the duration of the contract in proportion to the benefit assessments.

Policy reserves for universal life contracts are held for benefit coverages that are not fully provided for in the policy account value. These include rider coverages, conversions from group policies, and benefits provided under market conduct settlements.

Policy reserves for group life and health contracts are calculated using standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity and mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group known claim reserves, the mortality and morbidity tables for the early durations of claims are based exclusively on the Company’s experience, incorporating factors such as age at disability, sex and elimination periods. These reserves are computed at amounts that, with interest compounded annually at assumed rates, are expected to meet the Company’s future obligations.

Liabilities for unpaid claims consist of the estimated amount payable for claims reported but not yet settled and an estimate of claims incurred but not reported. The amount reported is based upon historical experience, adjusted for trends and current circumstances. Management believes that the recorded liability is sufficient to provide for the associated claims adjustment expenses. Revisions of these estimates are included in operations in the year such refinements are made.

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities, single premium whole life policies ("SPWL") and GICs. The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, partial withdrawals and surrenders. The liabilities are not reduced by surrender charges.

Other-than-Temporary Impairments on Available-for-Sale Securities

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Other-than-Temporary Impairments on Available-for-Sale Securities (continued)

The Company incurred realized losses totaling $6.3 million and $29.7 million for the years ended December 31, 2006 and 2005, respectively, for other-than-temporary impairments. The Company has discontinued the accrual of income on all of its holdings for issuers that are in default. Investment income would have increased by $0.6 million and $1.7 million for the years ended December 31, 2006 and 2005, respectively, if these holdings were performing.

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Life Insurance Company on November 1, 2001. Goodwill is allocated to the wealth management segment. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2006 and concluded that these assets were not impaired.

RESULTS OF OPERATIONS

Twelve-month period ended December 31, 2006 compared to the twelve-month period ended December 31, 2005:

Net Income

The Company’s net income was $78.3 million and $133.2 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. Income before income taxes, minority interest share of income (loss) and cumulative effect of change in accounting principle was $76.7 million and $172.0 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The significant changes are described below.

REVENUES

Total revenues - were $1,628.5 million and $1,560.2 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The increase of $68.3 million was primarily due to the following:

Premium and annuity considerations - were $59.2 million and $52.0 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The $7.2 million increase is primarily attributed to a $2.8 million increase in group disability premiums, $1.9 million increase in group stop loss premiums, $1.7 million in group life premium and $1.1 million in annuity premiums.

Net investment income - was $1,206.1 million and $1,112.5 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $1,161.3 million and $1,133.4 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The increase of $27.9 million during 2006, as compared to 2005, was the result of a higher average investment yield of $26.1 million and an increase in average invested assets of $1.8 million. Investment income (loss) related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $44.8 million and $(20.9) million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net derivative income - was $9.1 million and $16.5 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The change in derivatives primarily represent fair value changes of derivative instruments and the net interest received or paid on swap agreements.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

Net derivative income (continued)

The Company issues annuity contracts and, in prior years, certain funding agreements that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or funding agreement) and is carried at fair value. The Company also purchases call options and futures on the Standard & Poor’s 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor’s" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) and total return swaps to economically hedge its obligations under certain fixed index annuity contracts. Certain funding agreement contracts are highly-individualized and typically involve the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps. The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the funding agreement.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for floating-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company also utilizes equity and interest derivatives to hedge against stock market exposure inherent in the guaranteed minimum living and death benefit features of the Company's variable annuities.

Net derivative income for the years ended December 31 consisted of the following (in 000’s):

	2006	2005

Net expense on swap agreements	$ (7,749)	$ (64,915)
Change in fair value of swap agreements (interest rate, currency, and equity)	8,392	101,320
Change in fair value of options, futures and embedded derivatives	8,446	(19,931)

Net derivative income	$ 9,089	$ 16,474

Net realized investment (losses) gains - were $(44.5) million and $16.9 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $6.3 million and $29.7 million for the twelve-month periods ended December 31, 2006 and 2005, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, surrender charges and other income. Separate account fees, based on the market value of the assets in the separate accounts supporting the contracts, were $256.7 million and $242.7 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. Variable product fees represented 1.29% of the average variable annuity separate account balances for the twelve-month periods ended December 31, 2006 and 2005. Average separate account assets were $19.9 billion and $18.9 billion for the twelve-month periods ended December 31, 2006 and 2005, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances. Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract. Total surrender charges were $25.8 million and $25.9 million for the twelve-month periods ended December 31, 2006 and 2005, respectively.

Other income primarily represents fees charged for administrative service fees, cost of insurance, investment advisory services and revenue sharing. Other income was $116.1 million and $93.7 million for the twelve-month periods ended December 31, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

BENEFITS AND EXPENSES

Total benefits and expenses were $1,551.8 million and $1,388.2 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The increase of $163.6 million was primarily due to the following:

Interest credited - to policyholders was $633.4 million and $637.5 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The decrease of $4.1 million was the result of a decrease in average policyholder balances of $9.2 million offset by a higher average interest credited rate of $5.1 million.

Interest expense - was $130.8 million and $123.3 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The $7.5 million increase was primarily due to the interest expense related to three $100.0 million floating demand notes issued on September 19, 2006, May 24, 2006 and June 10, 2005, respectively.

Policyholder benefits - were $157.0 million and $187.0 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The $30.0 million decrease in 2006 compared to 2005 was primarily due to a $35.0 million increase in 2005 reserves due to loss recognition related to life contingent payout annuity reserves.

Other operating expenses - were $231.4 million and $196.5 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The $34.9 million increase in 2006 compared to 2005 was primarily due to increased sales and in-force business of individual insurance and increased annuity marketing expenses.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $391.6 million and $226.3 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The amortization expense included the effect of revisions in estimated future gross profits which aggregated $143.9 million and $20.0 million for the years ended December 31, 2006 and 2005, respectively. The most significant assumption changes for the year ended December 31, 2006 related to assumptions regarding lapses, future growth rates of capital markets assumptions and expense assumptions. Increased actual gross profits also contributed to the additional amortization of DAC for the year ended December 31, 2006.

Amortization of VOBA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $7.6 million and $17.5 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The amortization expense was (decreased) increased by an unlocking adjustment of $(8.3) million and $6.5 million for the years ended December 31, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

Results of Operations by Segment

The Company’s net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income from operations by segment.

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

The segment’s principal products are described below for the years ended December 31, 2006 and 2005:

Fixed Annuities - Fixed annuity products are primarily single premium deferred annuities ("SPDA"). An SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term and is reset annually thereafter, subject to a guaranteed minimum rate.

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

Fixed Index Annuities - Fixed index annuities credit interest to the policyholder using a formula based upon the positive change in value of a specified equity index. The Company’s fixed index annuity products calculate interest earnings using the S&P 500 Index. The Company’s fixed index products also provide a guarantee of principal (less withdrawals) at the end of the term or surrender charge period.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

Institutional Investment Contracts - Institutional investment contracts are funding agreements issued to institutional investors or to entities that in turn issue promissory notes to unrelated third parties. These contracts may contain any of a number of features including variable or fixed interest rates and fixed index options, and may be denominated in foreign currencies.

In 1997, the Company discontinued the marketing of group pension products in the United States. Although these products are not currently sold in the U.S., there continues to be a block of U.S. group retirement business in-force. A significant portion of these pension contracts are non-surrenderable, resulting in limited liquidity exposure to the Company.

On September 12, 2006, the Company entered into a Terms Agreement (the "2006-B Terms Agreement") with its affiliates Sun Life Financial Global Funding III, L.P. (the "Issuer III"), Sun Life Financial Global Funding III, U.L.C. (the "ULC III") and Sun Life Financial Global Funding III, L.L.C. (the "LLC III"), and with Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated,, RBC Capital Markets Corporation and Wachovia Capital Markets (each, an "Initial Purchaser" and collectively, the "2006-B Initial Purchasers"), in connection with the offer and sale by the Issuer III of $750 million of Series 2006-1 Floating Rate Notes due 2013 ("2006-B Notes"). On September 21, 2006, the Company entered into another Terms Agreement (together with the original 2006-B Terms Agreement, the "2006-B Terms Agreements") with the same parties as the original 2006-B Terms Agreement in connection with the offer and sale by the Issuer III of a second tranche of $150 million of 2006-B Notes. The payment obligations of the Issuer III for the full $900 million of 2006-B Notes are unconditionally guaranteed by the LLC III pursuant to a guarantee (the "2006-B Secured Guarantee") dated as of September 19, 2006, and the obligations of the LLC III under the 2006-B Secured Guarantee are secured by two floating rate funding agreements issued by the Company to the LLC III, one for $750 million issued on September 19, 2006 and another for $150 million issued on September 29, 2006. Total interest credited for the funding agreements was $14.9 million for the year ended December 31, 2006.

In addition, the Company issued a $100 million floating rate demand note payable to the LLC III on September 19, 2006. The Company expensed $1.7 million for interest on this demand note for the year ended December 31, 2006.

The 2006-B Terms Agreements incorporate by reference the provisions of a Purchase Agreement dated as of September 5, 2006 by and among the Issuer III, the ULC III, the LLC III, the Company and all of the 2006-B Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-B Notes.

The Company has entered into an interest rate swap agreement with the LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company entered into a Terms Agreement (the "2006-A Terms Agreement") with its affiliates Sun Life Financial Global Funding II, L.P. (the "Issuer II"), Sun Life Financial Global Funding II, U.L.C. (the "ULC II") and Sun Life Financial Global Funding II, L.L.C. (the "LLC II"), and with Citigroup Global Markets, Inc. ("Citigroup"), Morgan Stanley & Co. Incorporated ("Morgan Stanley"), Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (collectively, with Citigroup and Morgan Stanley, the "2006-A Initial Purchasers"), in connection with the offer and sale by the Issuer II of $900 million of Series 2006-1 Floating Rate Notes due 2011 (the "2006-A Notes"). The payment obligations of the Issuer II are unconditionally guaranteed by the LLC II pursuant to a guarantee (the "2006-A Secured Guarantee"), and the obligations of the LLC II under the 2006-A Secured Guarantee are secured by a $900 million floating rate funding agreement issued by the Company to the LLC II. The 2006-A Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of May 15, 2006 by and among the Issuer II, the ULC II, the LLC II, the Company and the 2006-A Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-A Notes. Total interest credited for the funding agreement was $30.7 million for the year ended December 31, 2006.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

On May 24, 2006, the Company also issued a $100 million floating rate demand note payable to the LLC II. The Company expensed $3.4 million for interest on this demand note for the year ended December 31, 2006.

The Company has entered into an interest rate swap agreement with the LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreement to fixed rate obligations.

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

On June 29, 2005, the Company entered into a Second Terms Agreement (the "Second 2005 Terms Agreement") with the Issuer, the ULC and the LLC, and with Citigroup and Morgan Stanley, in connection with the offer and sale by the Issuer of $300 million of Series 2005-1 Floating Rate Notes due 2010 (the "Second Tranche Notes").

The payment obligations of the Issuer under the First Tranche Notes and the Second Tranche Notes are unconditionally guaranteed by the LLC pursuant to a guarantee (the "2005 Secured Guarantee") dated as of June 10, 2005, and the obligations of the LLC under the 2005 Secured Guarantee are secured by two floating rate funding agreements issued by the Company to the LLC, one for $600 million issued June 10, 2005 and one for $300 million issued July 5, 2005. The Company issued a total of $900 million funding agreements to the LLC in connection with the First Tranche Notes and Second Tranche Notes. The Terms Agreement and the Second Terms Agreement incorporate by reference the provisions of a Purchase Agreement dated as of November 11, 2004 by and among the Issuer, the ULC, the LLC, the Company, and the 2005 Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2005 Initial Purchaser against certain securities law liabilities related to the offering of the First Tranche Notes and the Second Tranche Notes. Total interest credited for the funding agreements associated with the First Tranche Notes and Second Tranche Notes was $49.5 million and $20.7 million for the years ended December 31, 2006 and 2005, respectively.

On June 10, 2005, the Company issued a $100 million floating rate demand note payable to the LLC. The Company expensed $5.5 million and $2.3 million for interest on the demand note for the years ended December 31, 2006 and 2005, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

Other - The Wealth Management Segment manages a closed block of SPWL policies, a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL policies in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.6 billion and $1.7 billion as of December 31, 2006 and 2005, respectively.

By reinsuring the SPWL product, the Company reduced net investment income by $97.0 million and $82.7 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The Company also reduced interest credited by $76.0 million and $57.5 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $13.0 million and $13.1 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

The Company sells its annuity products via two affiliated distribution organizations, Sun Life Financial Distributors, Inc. and Independent Financial Marketing Group, Inc. The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents and financial advisers. Investment options available under these products are managed by several investment managers, including Massachusetts Financial Services Company and SCA, affiliates of the Company.

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "Trust") whereby the Company is the sole beneficiary of the Trust. As of December 31, 2006, total assets of the Trust were $56.6 million. As the sole beneficiary of the Trust, the Company is required to consolidate the Trust under the requirements of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Accordingly, the assets and liabilities of the Trust are included in the Company’s consolidated financial statements. As of December 31, 2006, the Company recorded in its consolidated balance sheets $55.3 million of trading fixed maturities, $1.2 million of accrued investment income and $56.8 million of liabilities.

The following is a summary of operations for the Wealth Management Segment for the years ended December 31 (in 000’s):

	2006	2005

Total Revenues	$ 1,386,626	$ 1,342,509
Total Expenditures	1,354,554	1,220,198
Pre-tax Income	32,072	122,311

Net Income	$ 39,857	$ 93,570

Total Assets	$ 41,485,295	$ 38,631,963

The pre-tax income was $32.1 million and $122.3 million for the years ended December 31, 2006 and 2005, respectively. The significant changes are described below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES

Total Revenues were $1,386.6 million and $1,342.5 million for the years ended December 31, 2006 and 2005, respectively. The increase of $44.1 million was primarily due to the following:

Net investment income - was $1,069.2 million and $981.1 million for the years ended December 31, 2006 and 2005, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership investments, was $1,053.6 million and $1,056.8 million for the years ended December 31, 2006 and 2005, respectively. The decrease of $3.2 million during 2006, as compared to 2005, was the result of lower average investment yield of $5.9 million offset by an increase in average invested assets of $2.7 million. Investment income (loss) related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $15.6 million and $(75.7) million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net derivative income - was $5.0 million and $20.3 million for the years ended December 31, 2006 and 2005, respectively.

Net derivative income for the segment for the years ended December 31, consisted of the following (in 000’s):

	2006	2005

Net expense on swap agreements	$ (6,668)	$ (65,378)
Change in fair value of swap agreements (interest rate, currency, and equity)	3,238	105,637
Change in fair value of options, futures and embedded derivatives	8,446	(19,931)

Net derivative income	$ 5,016	$ 20,328

Realized investment (losses) gains - were $(34.6) million and $13.2 million for the years ended December 31, 2006 and 2005, respectively. The Wealth Management Segment incurred write-downs of fixed maturities for other-than-temporary impairments of $4.2 million and $29.6 million for the years ended December 31, 2006 and 2005, respectively.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances and surrender changes. Separate account fees, which are based on the market values of the assets in the separate accounts supporting the contracts, were $233.1 million and $222.1 million for the years ended December 31, 2006 and 2005, respectively. Variable product fees represented 1.50% and 1.45% of the average variable annuity separate account balances for the years ended December 31, 2006 and 2005, respectively. Average separate account assets were $15.6 billion and $15.3 billion for the years ended December 31, 2006 and 2005, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances. Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract. Total surrender charges were $25.7 million and $25.9 million for the years ended December 31, 2006 and 2005, respectively.

Other income primarily represents fees charged for administrative service fees, investment advisory services and revenue sharing. Other income was $66.5 million and $58.8 million for the twelve-month periods ended December 31, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

BENEFITS AND EXPENSES

Total benefits and expenditures were $1,354.6 million and $1,220.2 million for the years ended December 31, 2006 and 2005, respectively. The increase of $134.4 million was primarily due to the following:

Interest credited - to policyholders was $612.0 million and $620.2 million for the years ended December 31, 2006 and 2005, respectively. The decrease of $8.2 million was the result of a decrease in average policyholder balances of $12.6 million offset by a higher average interest credited rate of $4.4 million.

Interest expense - was $64.4 million and $68.9 million for the years ended December 31, 2006 and 2005 respectively. The $4.5 million decrease was due to lower allocated capital charges from the Corporate Segment in the amount of $12.8 million offset by $8.3 million increase in interest expense related to the three $100.0 million demand notes issued to the LLC, LLC II and LLC III, respectively.

Policyholder benefits - were $126.1 million and $160.5 million for the years ended December 31, 2006 and 2005, respectively. The $34.4 million decrease in 2006 compared to 2005 was primarily due to a $35.0 million adjustment related to loss recognition to life contingent payout annuity reserves increasing reserves for the year ended December 31, 2005.

Operating expenses - were $158.0 million and $138.0 million for the years ended December 31, 2006 and 2005, respectively. The increase of $20.0 million was primarily due to an increase in marketing expenses.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $386.5 million and $215.1 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The amortization expense included the effect of revisions in estimated future gross profits which aggregated $150.1 million and $19.9 million for the years ended December 31, 2006 and 2005, respectively. The most significant assumption changes for the year ended December 31, 2006 related to assumptions regarding lapses, future growth rates of capital markets assumptions, and expense assumptions. Increased actual gross profits also contributed to the additional amortization of DAC for the year ended December 31, 2006.

Amortization of VOBA - was $7.6 million and $17.5 million for the years ended December 31, 2006 and 2005, respectively. The amortization expense was (decreased) increased by an unlocking adjustment of $(8.3) million and $6.5 million for the years ended December 31, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Individual Protection Segment

The Individual Protection Segment primarily markets variable life insurance products, including variable universal life ("VUL") products marketed to individuals, corporate-owned life insurance ("COLI") and bank-owned life insurance ("BOLI"). VUL products allow for flexible premiums, and the policyholders direct how the cash value is invested and bear the investment risk.

The following provides a summary of operations for the Individual Protection Segment for the years ended December 31
(in 000’s):

	2006	2005

Total Revenues	$ 101,447	$ 74,535
Total Expenditures	95,815	70,991
Pre-tax Income	5,632	3,544

Net Income	$ 3,801	$ 2,443

Total Assets	$ 5,784,705	$ 6,005,424

Total revenues were $101.4 million and $74.5 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The $26.9 million increase in revenues in 2006 as compared to 2005, was primarily due to a $17.0 million increase in fee income and a $12.9 million increase in net investment income, offset by a decrease in net realized investment gain of $3.1 million. The increase in fee income was primarily attributed to increase in loads from sales, cost of insurance and mortality and expense charges which were primarily due to growth in the in-force business for the BOLI product. The increase in net investment income was primarily due to increase in interest income on bonds and higher investment income allocation from the Corporate Segment.

Total expenses were $95.8 million and $71.0 million for the twelve-month periods ended December 31, 2006 and 2005, respectively. The $24.8 million increase was primarily due to a $24.4 million increase in other operating expenses, a $4.1 million increase in interest credited and a $2.8 million increase in interest expense, offset by a decrease of $6.2 million in DAC amortization. The change in operating expenses was primarily attributable to increased sales and growth in the in-force business, and an increase in premium tax of $9.4 million largely offsetting the increase in loads.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, and group short-term and group long-term disability insurance products to small and mid-size employers. This segment operates only in the State of New York through the Company’s subsidiary, SLNY.

The following provides a summary of operations for the Group Protection Segment for the years ended December 31 (in 000’s):

	2006	2005

Total Revenues	$ 39,833	$ 32,604
Total Expenditures	35,356	32,333
Pre-tax Income	4,477	271

Net Income	$ 2,910	$ 176

Total Assets	$ 78,838	$ 55,319

The Group Protection Segment had pre-tax income of $4.5 million and $0.3 million for the twelve-month periods ended December 31, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Group Protection Segment (continued)

Total revenues for the year ended December 31, 2006 increased by $7.2 million as compared to the year ended December 31, 2005. The increase was due to increased in-force business in group disability, group stop loss and group life insurance, with premium increases of $2.8 million, $1.9 million and $1.7 million, respectively, as well as an increase in net investment income of $0.9 million.

Total expenditures in 2006 increased by $3.0 million in comparison with 2005. The expense increase resulted primarily from an increase in policyowner benefits in the group health insurance line of business associated with the increased premiums.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investment in a VIE, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the years ended December 31 (in 000’s):

	2006	2005

Total Revenues	$ 100,567	$ 110,537
Total Expenditures	66,068	64,636
Pre-tax Income	34,499	45,901

Net Income	$ 31,724	$ 36,963

Total Assets	$ 1,633,710	$ 1,314,140

The Corporate Segment had pre-tax income of $34.5 million and $45.9 million for the years ended December 31, 2006 and 2005, respectively. The $11.4 million decrease in pretax income was primarily attributed to a $10.5 million decrease in realized gains on the sale of investments, a $9.0 million increase in interest expense due primarily to lower interest allocation to the Company’s operating segments and an $8.3 million decrease in investment income related to lower earnings in venture capital and other alternative investments. Those changes were partially offset by a $7.9 million increase in derivative income and a $7.5 million decrease in other operating expense.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This discussion covers market risk associated with investment portfolios that support the Company’s general account liabilities. This discussion does not cover market risk associated with those investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes market risk.

General

The assets of the general account are available to support general account liabilities. For purposes of managing these assets in relation to these liabilities, the Company segments these assets by product or by groups of products. The Company manages each segment’s assets based on an investment policy statement that it has established for that segment. The policy statement covers the segment’s liability characteristics and liquidity requirements, provides cash flow estimates, and sets targets for asset mix, duration and quality. Each quarter, investment and business unit managers review these policies to ensure that the policies remain appropriate, taking into account each segment’s liability characteristics. The Company’s general account is primarily exposed to the following market risks: credit risk, interest rate risk, equity risk, and foreign currency exchange risk.

Credit Risk

The Company’s management believes that its stringent underwriting standards and practices have resulted in high-quality portfolios that have the effect of limiting credit risk. It is the Company’s practice not to purchase below-investment-grade fixed income securities. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands. The Company does hold real estate and equity options in its portfolios.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Interest rate risk

The Company’s fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments. They are also supported by holdings of real estate and floating rate notes. All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds and money market instruments. The Company’s fixed income portfolios also hold securitized assets, including mortgage backed and asset backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. As a result of commercial mortgage securitization transactions involving assets formerly owned by the Company, the Company has retained subordinated interest certificates and interest-only certificates.

Changes in the level of domestic interest rates affect the market value of fixed interest assets and liabilities. Segments whose liabilities mainly arise from the sale of products containing interest rate guarantees for certain terms are sensitive to changes in interest rates. In these segments, the Company uses ‘‘immunization’’ strategies, which are specifically designed to minimize loss from wide fluctuations in interest rates. The Company supports these strategies using analytical and modeling software acquired from outside vendors.

Significant features of the Company’s immunization models include:

o	An economic or market value basis for both assets and liabilities;
o	An option pricing methodology;
o	The use of effective duration and convexity to measure interest rate sensitivity; and
o	The use of key rate durations to estimate interest rate exposure at different points of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

The Company’s Interest Rate Risk Committee meets monthly. After reviewing duration analyses, market conditions and forecasts, the committee develops specific asset management strategies for its interest-sensitive portfolios. These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between liabilities and related assets of particular segments. The Company manages these mismatches to a narrow tolerance.

Asset strategies may include the use of interest rate futures, options or swaps to adjust the duration profiles for particular portfolios. All derivative transactions are conducted under written operating guidelines and are marked to market. Total positions and exposures are reported to the Company’s board of directors on a quarterly basis. The counterparties to hedging transactions are highly rated financial institutions and are highly diversified. Accordingly, the risk of the Company incurring losses related to such credit exposures is considered remote.

Fixed interest liabilities held in the Company’s general account and non-unitized separate accounts at December 31, 2006 had a fair value of $18,163.5 million. Fixed income investments supporting those liabilities had a fair value of $19,350.1 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2006. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $644.8 million and the corresponding assets would show a net increase of $651.7 million.

By comparison, fixed interest liabilities held in the Company’s general account and non-unitized separate accounts at December 31, 2005 had a fair value of $17,131.1 million. Fixed income investments supporting those liabilities had a fair value of $18,195.8 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2005. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $662.9 million and the corresponding assets would show a net increase of $669.0 million.

The Company produced these estimates using computer models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models’ estimates of duration and market values may not reflect what actually would occur. The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Interest rate risk (continued)

Based on its processes for analyzing and managing interest rate risk, the Company’s management believes its exposure to interest rate changes will not materially affect its near-term financial position, results of operations or cash flows.

Equity and foreign currency exchange risk

Certain of the Company’s GIC products, previously marketed overseas, introduced exposure to equity and foreign currency exchange risk. This is in addition to the traditional interest rate risk discussed previously. All of this exposure has been hedged through interest rate, currency and equity swaps. The terms of each GIC, such as interest rate, interest payment dates, maturity and redemption dates and currency denomination, are identical to the terms of the swaps. The GIC (liability) is swapped back to a U.S. dollar fixed liability through the requisite derivative contracts. All foreign currency is swapped back to fixed U.S. dollars, all floating rate payments are swapped to fixed rate payments, and any equity returns that the Company is required to pay (receive) on the GIC are received from (paid to) the swap counterparty. These interest rate, equity-linked and currency exchange swaps hedge the Company’s exposure to interest, equity and foreign currency risks.

The Company utilizes put options and futures on the S&P 500 Index and other indices to hedge against stock market exposure inherent in the guaranteed minimum death and living benefit features contained within some of its variable annuity products. At December 31, 2006 and 2005, the fair value of these options was $16.4 million and $29.4 million, respectively. The Company has performed a sensitivity analysis on the effect of equity market changes and has determined that a 10% increase in the equity market would decrease the market value of the options by $6.1 million and $12.1 million at December 31, 2006, and 2005, respectively. A decrease in the equity market of 10% would increase the market value by $10.3 million and $22.8 at December 31, 2006 and 2005, respectively.

At December 31, 2006 and December 31, 2005, the Company had $3.9 billion and $3.5 billion, respectively, in fixed index annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the S&P 500 Index. The Company purchases S&P 500 Index options and futures to hedge the risk associated with the price appreciation component of its fixed index annuity liabilities.

The Company manages the equity risk inherent in its assets relative to the equity risk inherent in its fixed index annuity liabilities by conducting detailed computer simulations that model its S&P 500 Index derivatives and its fixed index annuity liabilities under stress-test scenarios in which both the index level and the index option implied volatility are varied through a wide range. Implied volatility is a value derived from standard option valuation models representing an implicit forecast of the standard deviation of the returns on the underlying asset over the life of the option or future. The fair values of S&P 500 Index linked securities, derivatives and annuities are produced using standard derivative valuation techniques. The derivative portfolios are constructed to maintain acceptable interest margins under a variety of possible future S&P 500 Index levels and option or future cost environments. In order to achieve this objective and limit its exposure to equity price risk, the Company measures and manages these exposures using methods based on the fair value of assets and the price appreciation component of related liabilities. The Company uses derivatives, including futures, options and total return swaps, to hedge its net exposure to fluctuations in the S&P 500 Index.

Based upon the information and assumptions the Company used in its stress-test scenarios at December 31, 2006 and 2005, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase net assets by approximately $33.0 million and $10.5 million, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will increase net assets by approximately $3.7 million and decrease net assets by $0.1 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets, including the effects of changes in implied dividend yields, interest rates, and fixed index annuity policy surrenders.

Item 8. Financial Statements and Supplementary Data.

Financial statements in the form required by Regulation S-X are set forth below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
For the years ended December 31,

	2006	2005	2004

Revenues:
Premiums and annuity considerations	$59,192	$51,982	$58,820
Net investment income	1,206,081	1,112,529	1,134,257
Net derivative income (loss)	9,089	16,474	(98,419)
Net realized investment (losses) gains	(44,511)	16,925	96,074
Fee and other income	398,622	362,275	357,011

Total revenues	1,628,473	1,560,185	1,547,743

Benefits and expenses:
Interest credited	633,405	637,502	673,442
Interest expense	130,802	123,279	128,522
Policyowner benefits	156,970	187,013	141,377
Amortization of deferred acquisition costs ("DAC") and value of business acquired ("VOBA")	399,182	243,821	82,876
Other operating expenses	231,434	196,543	214,495

Total benefits and expenses	1,551,793	1,388,158	1,240,712

Income before income tax (benefit) expense, minority interest and cumulative effect of change in accounting principles	76,680	172,027	307,031

Income tax (benefit) expense:
Federal	(1,717)	40,091	71,352
State	105	(2)	(98)
Income tax (benefit) expense	(1,612)	40,089	71,254

Income before minority interest and cumulative
effect of change in accounting principles	78,292	131,938	235,777

Minority interest share of (loss) income	-	(1,214)	5,561

Income before cumulative effect of change in accounting principles	78,292	133,152	230,216

Cumulative effect of change in accounting principles, net of tax benefit of $4,814 in 2004	-	-	(8,940)

Net income	$78,292	$133,152	$221,276

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

ASSETS	December 31, 2006	December 31, 2005
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $13,623,450 and $15,620,827 in 2006 and 2005, respectively)	$13,637,973	$15,677,148
Trading fixed maturities at fair value (amortized cost of $3,838,732 and $1,982,762 in 2006 and 2005, respectively)	3,856,053	1,984,848
Subordinated note from affiliate held-to-maturity (fair value of $630,751 and $645,755 in 2006 and 2005, respectively)	600,000	600,000
Mortgage loans	2,273,176	1,739,370
Derivative instruments - receivable	653,854	487,947
Limited partnerships	193,728	222,148
Real estate	186,891	170,510
Policy loans	709,626	701,769
Other invested assets	950,226	554,917
Cash and cash equivalents	578,080	347,654
Total investments and cash	23,639,607	22,486,311

Accrued investment income	291,218	261,507
Deferred policy acquisition costs	1,234,206	1,341,377
Value of business acquired	47,744	53,670
Deferred federal income taxes	3,597	4,360
Goodwill	701,451	701,451
Receivable for investments sold	33,241	79,860
Reinsurance receivable	1,817,999	1,860,680
Other assets	153,230	122,239
Separate account assets	21,060,255	19,095,391

Total assets	$48,982,548	$46,006,846

LIABILITIES

Contractholder deposit funds and other policy liabilities	$19,428,625	$18,668,578
Future contract and policy benefits	750,112	768,297
Payable for investments purchased	218,465	248,733
Accrued expenses and taxes	144,695	150,318
Debt payable to affiliates	1,325,000	1,125,000
Partnership capital securities	607,826	607,826
Reinsurance payable to affiliate	1,605,626	1,652,517
Derivative instruments - payable	160,504	197,765
Other liabilities	1,178,086	766,657
Separate account liabilities	21,060,255	19,095,391

Total liabilities	46,479,194	43,281,082

Commitments and contingencies - Note 19

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value - 10,000 shares authorized; 6,437 shares issued and outstanding in 2006 and 2005	$6,437	$6,437
Additional paid-in capital	2,143,408	2,138,880
Accumulated other comprehensive income	14,030	19,260
Retained earnings	339,479	561,187

Total stockholder’s equity	2,503,354	2,725,764

Total liabilities and stockholder’s equity	$48,982,548	$46,006,846

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the years ended December 31,

	2006	2005	2004

Net income	$78,292	$133,152	$221,276

Other comprehensive loss:
Net change in unrealized holding (losses) gains on available-for sale securities, net of tax and policyholder amounts (1)	(46,229)	(79,814)	23,103
Minimum pension liability adjustment, net of tax (2)	326	(1,842)	-
Reclassification adjustments of realized investment losses (gains) into net income, net of tax (3)	40,673	(79,722)	(70,146)

Other comprehensive loss	(5,230)	(161,378)	(47,043)

Comprehensive income (loss)	$73,062	$(28,226)	$174,233

(1)	Net of tax (benefit) expense of $(25.5) million, $(43.0) million and $12.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(2)	Net of tax (expense) benefit of $(0.2) million and $1.0 million for the years ended December 31, 2006 and 2005, respectively.
(3)	Net of tax benefit (expense) of $ 21.9 million, $(42.9) million and $(37.8) million for the years ended December 31, 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)
For the years ended December 31,

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder’s
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 2003	$ 6,437	$ 2,071,888	$ 227,681	$ 563,335	$ 2,869,341

Net income	-	-	-	221,276	221,276
Additional paid-in-capital		60,000			60,000
Dividends				(156,576)	(156,576)
Other comprehensive loss	-	-	(47,043)	-	(47,043)

Balance at December 31, 2004	$ 6,437	$ 2,131,888	$ 180,638	$ 628,035	$ 2,946,998

Net income	-	-	-	133,152	133,152
Additional paid-in-capital	-	6,992	-	-	6,992
Dividends	-	-	-	(200,000)	(200,000)
Other comprehensive loss	-	-	(161,378)	-	(161,378)

Balance at December 31, 2005	$ 6,437	$ 2,138,880	$ 19,260	$ 561,187	$ 2,725,764

Net income	-	-	-	78,292	78,292
Additional paid-in-capital	-	4,528	-	-	4,528
Dividends	-	-	-	(300,000)	(300,000)
Other comprehensive loss	-	-	(5,230)	-	(5,230)

Balance at December 31, 2006	$ 6,437	$ 2,143,408	$ 14,030	$ 339,479	$ 2,503,354

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the years ended December 31,

	2006	2005	2004

Cash Flows From Operating Activities:
Net income from operations	$78,292	$133,152	$221,276
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Minority interest share (loss) income	-	(1,214)	5,561
Net amortization of premiums on investments	58,379	60,195	82,123
Amortization of DAC and VOBA	399,182	243,821	82,876
Depreciation and amortization	4,608	3,985	3,025
Non cash derivative activity	(17,315)	(93,478)	(18,690)
Net realized losses (gains) on investments	44,511	(16,925)	(96,074)
Net (gains) losses on trading investments	(15,235)	80,324	7,237
Net change in unrealized and undistributed (gains) in private equity limited partnerships	(29,120)	(48,244)	(58,981)
Interest credited to contractholder deposits	633,405	637,502	671,101
Deferred federal income taxes	4,180	22,047	72,648
Cumulative effect of change in accounting principles, net of tax	-	-	8,940
Changes in assets and liabilities:
DAC additions	(262,895)	(261,917)	(346,996)
Accrued investment income	(29,711)	17,916	5,545
Future contract and policy benefits	(6,619)	25,123	(42,530)
Other, net	96,793	155,865	211,882
Net (purchases) sales of trading fixed maturities	(1,866,153)	(651,921)	27,801
Net cash (used in) provided by operating activities	(907,698)	306,231	836,744

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	5,872,190	5,685,008	10,472,377
Mortgage loans	248,264	117,438	205,740
Real estate	-	947	-
Net cash from disposition of subsidiary	-	17,040	39,687
Other invested assets	184,646	483,700	144,145
Purchases of:
Available-for-sale fixed maturities	(4,002,244)	(5,269,211)	(10,367,260)
Mortgage loans	(780,592)	(390,376)	(698,776)
Real estate	(20,619)	(6,648)	(86,743)
Other invested assets	(489,493)	(171,539)	(910,784)
Net changes in other investing activities	399,514	(239,910)	728,637
Net change in policy loans	(7,857)	(5,464)	(3,418)
Net change in short-term investments	-	(4,576)	705

Net cash provided by (used in) investing activities	$1,403,809	$216,409	$(475,690)

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the years ended December 31,

	2006	2005	2004

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$3,520,138	$2,720,141	$2,552,431
Withdrawals from contractholder deposit funds	(3,690,351)	(3,404,468)	(2,867,815)
Net cash of Sun Capital Advisers LLC	-	-	(2,910)
Debt proceeds	200,000	100,000	-
Dividends paid to stockholder	(300,000)	(150,600)	(150,000)
Additional capital contributed	-	-	60,000
Other, net	4,528	6,992	42,004
Net cash used in financing activities	(265,685)	(727,935)	(366,290)

Net change in cash and cash equivalents	230,426	(205,295)	(5,236)

Cash and cash equivalents, beginning of year	347,654	552,949	558,185

Cash and cash equivalents, end of year	$578,080	$347,654	$552,949

Supplemental Cash Flow Information
Interest paid	$130,686	$122,474	$120,195

Supplemental Schedule of non-cash investing and financing activities

In 2005, the Company declared and paid $200.0 million in dividends to its direct parent, Sun Life of Canada (U.S.) Holdings Inc. (the "Parent"), consisting of $150.6 million in cash and $49.4 million in notes. In 2004, the Company declared and paid cash dividends in the amount of $150.0 million and transferred via dividend its ownership of Sun Capital Advisers LLC. valued at $6.6 million to its indirect parent, Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc..

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

On December 31, 2004, the Company distributed through a dividend to the Parent its interest in Sun Capital Advisers LLC. As a result of the dividend, other assets decreased by $5.2 million, other liabilities decreased by $0.9 million, and accrued expenses and taxes decreased by $0.6 million in a non-cash transaction.

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
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") and its subsidiaries are primarily engaged in the sale of individual and group variable life insurance, individual universal life insurance, individual and group fixed and variable annuities, funding agreements, group life, group disability, and group stop loss insurance. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets. The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

The Company is a stock life insurance company incorporated under the laws of Delaware. The Company is a direct wholly-owned subsidiary of the Parent. The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial."

As of December 31, 2004, SLC - U.S. Ops Holdings was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company incorporated in 1865 and a direct wholly-owned subsidiary of SLF. On January 4, 2005, a reorganization was completed under which most of SLOC’s asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned direct subsidiary of SLF. The Company is now an indirect subsidiary of Sun Life Financial Corp., and continues to be an indirect subsidiary of SLF.

On April 19, 2005, the Company sold its interest in a consolidated variable interest entity ("VIE") and recognized a gain of $6.1 million. The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company’s net income for the year ended December 31, 2005 included a net loss of $0.8 million related to this VIE.

On December 31, 2004, Sun Capital Advisers LLC ("SCA"), a registered investment adviser, was distributed in the form of a dividend to the Parent and became a consolidated subsidiary of the SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company’s wholly-owned subsidiary. As of December 31, 2004, SCA’s total assets were $8.1 million. SCA’s net income was $1.9 million for the year ended December 31, 2004.

On June 30, 2004, the Company sold its interest in another consolidated VIE and recognized a gain of $9.7 million. The Company received net cash proceeds of $39.7 million and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company’s net income related to this VIE for the year ended December 31, 2004, excluding the gain on the sale, was $7.1 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies.

The consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2006, the Company directly or indirectly owned all of the outstanding shares or members interest of SLNY, which issues individual fixed and variable annuity contracts, group life, long-term disability and stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company, a life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc., a register broker-dealer; Sun Life of Canada (U.S.) SPE 97-I, Inc., organized for the purpose of engaging in activities incidental to securitizing mortgage loans; Sun Life of Canada (U.S.) Holdings General Partner LLC (the "General Partner"), the sole general partner of Sun Life of Canada (U.S.) Limited Partnership I; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; and SLNY Private Placement Investment Company I, LLC. During 2005, Sun Benefit Services Company, Inc., an inactive subsidiary, was dissolved.

The General Partner is the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I (the "Partnership") and, as a result, the Partnership is consolidated with the results of the Company. The Partnership was established to purchase subordinated debentures issued by the Parent and to issue partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I (the "Capital Trust").

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "Trust"), whereby the Company is the sole beneficiary of the Trust. As the sole beneficiary of the Trust, the Company is required to consolidate the Trust under the requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Accordingly, the assets and liabilities of the Trust are included in the Company’s consolidated financial statements. As of December 31, 2006, the Company recorded in its consolidated balance sheets $55.3 million of trading fixed maturities, $1.2 million of accrued investment income and $56.8 million of liabilities.

In addition, the Company had consolidated a certain interest in a VIE. The consolidation of the VIE required the Company to report its minority interest relating to the equity ownership not controlled by the Company. The Company’s interest in the VIE was sold on April 19, 2005.

The Company has a greater than or equal to 20% involvement in five VIEs at December 31, 2006. The Company is a creditor in three trusts and two limited liability companies that were used to finance commercial mortgages, franchise receivables and equipment used in utility generation. The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $30.1 million and $40.2 million at December 31, 2006 and 2005, respectively. The notes relating to the VIE’s mature between July 2007 and October 2024. See Note 4 for additional information with respect to leveraged leases which is not included above.

All intercompany transactions have been eliminated in consolidation.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash equivalents, fixed maturity investments, mortgage loans, equity securities, derivative financial instruments, debt, loan commitments and financial guarantees. These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily include cash, commercial paper, money market investments and short-term bank participations. All such investments have maturities of three months or less when purchased and are considered cash equivalents for purposes of reporting cash flows.

INVESTMENTS

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the time of purchase, fixed maturity securities are classified based on the Company’s intent as either held-to-maturity, trading or available-for-sale. In order for the security to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading. Trading securities are carried at aggregate fair value with changes in unrealized gains or losses reported as a component of net investment income. Securities that do not meet the held-to-maturity or trading criterion are classified as available-for-sale. Included with available-for-sale fixed maturities are mortgage-backed securities in the To Be Announced form ("TBA"). The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability in the payable for investments purchased until the settlement date of the transaction. Available-for-sale securities are carried at fair value with the unrealized gains or losses reported in other comprehensive income.

Fair values for publicly traded securities are obtained from external market quotations. For privately-placed fixed maturities, fair values are estimated by taking into account prices for publicly-traded securities of similar credit risk, maturities repayment and liquidity characteristics. All security transactions are recorded on a trade date basis.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

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

Mortgage loans are stated at unpaid principal balances, net of provisions for estimated losses. Mortgage loans acquired at a premium or discount are carried at amortized values net of provisions for estimated losses. Mortgage loans, which include primarily commercial first mortgages, are diversified by property type and geographic area throughout the United States. Mortgage loans are collateralized by the related properties and generally are no more than 75% of the property’s value at the time that the original loan is made.

A loan is recognized as impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan. Measurement of impairment is based on the lower of the present value of expected future cash flows discounted at the loan's effective interest rate, or on the loan's observable market price. A specific valuation allowance is established if the fair value of the impaired loan is less than the recorded amount. Loans are also charged against the allowance when determined to be uncollectible. The allowance is based on a continuing review of the loan portfolio, past loss experience and current economic conditions, which may affect the borrower's ability to pay. While management believes that it uses the best information available to establish the allowance, future adjustments to the allowance may become necessary if economic conditions differ from the assumptions used in making the evaluation.

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

Investments in private equity limited partnerships are accounted for by the equity method of accounting.

The Company uses derivative financial instruments including swaps, options and futures as a means of hedging exposure to interest rate, currency and equity price risk. Derivatives are carried at fair value and changes in fair value are recorded as a component of derivative income.

Realized gains and losses on the sales of investments are recognized in operations at the date of sale and are determined using the average cost method. When an impairment of a specific available-for-sale investment is determined to be other-than-temporary, a realized investment loss is recorded. Changes in the provision for estimated losses on mortgage loans and real estate are included in net realized investment gains and losses.

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
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions, underwriting and other costs, which vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts ("GICs"), and universal and variable life products are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses. This amortization is reviewed regularly and adjusted, as appropriate, retrospectively when the Company records actual profits and revises its estimate of future gross profits to be realized from this group of products, including realized gains and losses from investments.

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced.

DAC is also adjusted for amounts relating to unrealized investment gains and losses. This adjustment, net of tax, is included with unrealized investment gains or losses that are recorded in accumulated other comprehensive income (loss). DAC was increased (decreased) by $6.9 million and $(12.8) million at December 31, 2006 and 2005, respectively, to reflect unrealized losses and (gains).

VALUE OF BUSINESS ACQUIRED

VOBA represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits over the estimated life of the purchased block of business.

VOBA is also adjusted for amounts relating to unrealized investment gains and losses. This adjustment, net of tax, is included with unrealized investment gains or losses that are recorded in accumulated other comprehensive income (loss). VOBA was increased (decreased) by $0.5 million and $(1.2) million at December 31, 2006 and 2005, respectively, to account for unrealized investment losses and (gains).

GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of Keyport Life Insurance Company ("Keyport") on November 1, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2006 and concluded that these assets were not impaired.

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
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

POLICY LIABILITIES AND ACCRUALS

Future contract and policy benefit liabilities include amounts reserved for future policy benefits payable upon contingent events as well as liabilities for unpaid claims due as of the statement date. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.

Policy reserves for annuity contracts include liabilities held for group pension and payout annuity payments and liabilities held for product guarantees on variable annuity products, such as guaranteed minimum death benefits. Reserves for pension and payout annuity contracts are calculated using the best-estimate interest and decrement assumptions that were set at the time that loss recognition testing resulted in additional reserves. Loss recognition testing is done periodically to make sure that these assumptions remain adequate. Reserves for guaranteed minimum death benefits and guaranteed minimum income benefits are calculated according to the methodology of AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), whereby the expected benefits provided by the guarantees are spread over the duration of the contract in proportion to the benefit assessments.

Policy reserves for universal life contracts are held for benefit coverages that are not fully provided for in the policy account value. These include rider coverages, conversions from group policies, and benefits provided under market conduct settlements.

Policy reserves for group life and health contracts are calculated using standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity and mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group known claim reserves, the mortality and morbidity tables for the early durations of claims are based exclusively on the Company’s experience, incorporating factors such as age at disability, sex and elimination period. These reserves are computed at amounts that, with interest compounded annually at assumed rates, are expected to meet the Company’s future obligations.

Liabilities for unpaid claims consist of the estimated amount payable for claims reported but not yet settled and an estimate of claims incurred but not reported. The amount reported is based upon historical experience, adjusted for trends and current circumstances. Management believes that the recorded liability is sufficient to provide for the associated claims adjustment expenses. Revisions of these estimates are included in operations in the year such refinements are made.

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities, single premium whole life policies ("SPWL") and GICs. The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, partial withdrawals and surrenders. The liabilities are not reduced by surrender charges.

REVENUE AND EXPENSES

Premiums for traditional individual life products are considered earned revenue when due. Premiums related to group life, group stop loss and group disability insurance are recognized as earned revenue pro-rata over the contract period. The unexpired portion of these premiums is recorded as unearned premiums. Revenue from universal life-type products and investment-related products includes charges for the cost of insurance (mortality), initiation and administration of the policy and surrender charges. Revenue is recognized when the charges are assessed except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

Benefits and expenses related to traditional life, annuity and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and to spread income recognition over the expected life of the policy. For universal life-type and investment-type contracts, expenses include interest credited to policyholders’ accounts and death benefits in excess of account values, which are recognized as incurred.

Fees from investment advisory services are recognized as revenues when the services are provided.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

For the years ended December 31, 2006, 2005 and 2004, the Company participated in a consolidated federal income tax return with SLC - US Ops Holdings and other affiliates.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by SFAS No. 109, "Accounting for Income Taxes." These differences primarily relate from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

SEPARATE ACCOUNTS

The Company has established separate accounts applicable to various classes of contracts providing for variable benefits. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Contracts for which funds are invested in separate accounts include variable life insurance and individual and group qualified and non-qualified variable annuity contracts. Investment income and changes in mutual fund asset values are allocated to policyholders and therefore do not affect the operating results of the Company. Assets held in the separate accounts are carried at fair value and the investment risk of such securities is retained by the contractholder. The Company earns separate account fees for providing administrative services and bearing the mortality risks related to these contracts. The activity of the separate accounts is not reflected in the consolidated financial statements except for: (1) the fees the Company receives, which are assessed periodically and recognized as revenue when assessed; and (2) the activity related to the guaranteed minimum death benefit ("GMDB"), guaranteed minimum income benefit (‘GMIB’), guaranteed minimum accumulation benefit ("GMAB") and guaranteed minimum withdrawal benefit (‘GMWB’) which is reflected in the Company’s consolidated financial statements and accompanying notes.

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. See Note 9 with respect to the effects of adoption of SFAS No. 158 on the Company.

In September 2006, the Securities and Exchange Commission ("SEC") Staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB No. 108 during the year ended December 31, 2006 had no impact on the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

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

In May of 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This statement is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. The statement eliminates the requirement in APB 20 to include the cumulative effect of a change in accounting in the income statement in the period of change and requires retrospective applications to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 applies to changes required by new accounting pronouncements only when the pronouncement does not include specific transition guidance. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2004, the Company adopted SOP 03-1. The major provisions of SOP 03-1 that affect the Company require:

o	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;
o	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC; and
o	Reporting and measuring the Company’s interest in its separate accounts as investments.

See Footnote 12 for additional information regarding the impact of adoption of SOP 03-1.

Accounting Standards Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." The Company is currently evaluating the impact, if any, that SFAS No. 159 may have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48").

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted (continued)

FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No. 156"), an amendment to SFAS No. 140. SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS No. 133. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS No. 155"), an amendment to SFAS No. 133 and SFAS No. 140. Among other things, SFAS No. 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. At initial application of SFAS No. 155, the fair value election provided for in paragraph 4(c) may be applied for hybrid financial instruments that were bifurcated under paragraph 12 of SFAS No. 133 prior to the initial application of SFAS No. 155.

In January 2007, the FASB provided a scope exception under SFAS No. 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in SFAS No. 133, as would securities purchased at a significant premium. Following the issuance of the scope exception by the FASB, changes in the market value of the Company’s investment securities would continue to be made through other comprehensive income, a component of stockholders’ equity. The Company does not expect that the January 1, 2007 adoption of SFAS No. 155 will have a material impact on the Company’s financial position, results of operations or cash flows. However, to the extent that certain of the Company’s future investments in securitized financial assets do not meet the scope exception adopted by the FASB, the Company’s future results of operations may exhibit volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement, depending on the election made by the Company.

In September of 2005, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance companies for DAC on internal replacements other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 is not expected to have a material impact on the Company’s financial position or results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

2. MERGERS, ACQUISITIONS AND DISPOSITIONS

On September 6, 2006, the Company entered into an agreement with the Trust, whereby the Company is the sole beneficiary of the Trust. As of December 31, 2006, total assets of the Trust were $56.6 million. As the sole beneficiary of the Trust, the Company is required to consolidate this Trust under the requirements of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Accordingly, the assets and liabilities of the Trust are included in the Company’s consolidated financial statements. As of December 31, 2006, the Company recorded in its consolidated balance sheets $55.3 million of trading fixed maturities, $1.2 million of accrued investment income and $56.8 million of liabilities.

On April 19, 2005, the Company sold its interest in a consolidated VIE and recognized a gain of $6.1 million. The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company’s net income for the year ended December 31, 2005 includes a net loss of $0.8 million related to this VIE.

On December 31, 2004, SCA, a registered investment adviser and a wholly-owned subsidiary of the Company, was distributed in the form of a dividend to the Parent and became a consolidated subsidiary of SLC - U.S. Ops Holdings. As a result of this transaction, SCA is no longer the Company’s wholly-owned subsidiary. As of December 31, 2004, SCA’s net assets were $8.1 million. SCA’s net income for the year ended December 31, 2004 was $1.9 million.

On June 30, 2004, the Company sold its interest in another consolidated VIE and recognized a gain of $9.7 million. The Company received net cash proceeds of $39.7 and reduced consolidated assets and liabilities by $51.6 million and $21.9 million, respectively. The Company’s net income for the year ended December 31, 2004 includes net income of $7.1 million related to this VIE.

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

Below is a summary of affiliated transactions for those affiliates that are not consolidated within the Company.

The Company and its subsidiaries have administrative services agreements with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $9.4 million, $11.3 million and $24.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In accordance with an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $212.4 million, $170.4 million and $136.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. ("SLISC") under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business. Expenses under this agreement amounted to approximately $10.7 million and $5.8 million for the years ended December 31, 2006 and 2005, respectively. There were no expenses incurred for the year ended December 31, 2004.

The Company has a service agreement with Sun Life Information Services Ireland Limited ("SLISIL") under which SLISIL provides various insurance related and information systems services to the Company. Expenses under this agreement amounted to approximately $19.6 million, $13.9 million and $10.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Company has an administrative services agreement with SLC - U.S. Ops Holdings under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company ("MFS"), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $22.6 million, $23.4 million and $22.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 31, 2009 and options to extend the terms for each of twelve successive five-year terms at fair market value of the fixed rent for the term which is then ending. Rent received by the Company under the leases amounted to approximately $10.6 million, $10.6 million, and $11.8 million in 2006, 2005 and 2004, respectively. Rental income is reported as a component of net investment income.

As more fully described in Note 8, the Company has been involved in several reinsurance transactions with SLOC.

In 2006, the Company declared and paid $300.0 million in cash dividends to the Parent. In 2005, the Company declared and paid $200.0 million in dividends to the Parent, consisting of $150.6 million in cash and $49.4 million in notes. In 2004, the Company declared and paid cash dividends in the amount of $150.0 million and transferred via dividend its ownership of SCA valued at $6.6 million to its indirect parent, SLC - U.S. Ops Holdings.

On December 31, 2004, the Company received a $60.0 million capital contribution from its indirect parent, SLC - U.S. Ops Holdings.

In 2004, the employees of the Company became participants in a restricted share unit ("RSU") plan with its indirect parent, SLF. Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant. RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock. The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock. The Company incurred expenses of $7.3 million, $7.0 million and $4.1 million relating to RSUs for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2006, the Company recorded a tax benefit of $4.5 million through paid-in-capital for SLF stock options issued to employees of the Company for the year ended December 31, 2006. In 2005, the Company recorded a tax benefit of $7.0 million through paid-in-capital for stock options issued to employees of the Company during 2001 through 2005. The $7.0 million tax benefit is comprised of a $2.5 million tax benefit on expenses accrued at its indirect parent, SLF, and a $4.5 million adjustment to record the excess tax benefit over the recorded book expense for stock options exercised.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

At December 31, 2006, the Company had $460.0 million in promissory notes maturing June 30, 2012 issued to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) LLC"). The Company pays interest semi-annually to Sun Life (Hungary) LLC. The Company expensed $26.5 million for interest on these promissory notes for each of the years ended December 31, 2006, 2005 and 2004, respectively. The proceeds of the notes were used to purchase fixed-rate government and corporate bonds.

At December 31, 2006 and 2005, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc., an affiliate of the Company. The Company expensed $42.6 million for interest on these surplus notes for each of the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, the Company, through the Partnership, had $600 million of 8.526% partnership capital securities issued to the Capital Trust. The Company expensed $51.2 million for interest on these partnership capital securities for each of the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, the Company, through the Partnership, owned $600 million of 8.526% subordinated notes issued by the Parent. Interest earned on these notes was $51.2 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.

The Company purchased a total of $140.0 million in promissory notes from MFS in 2004 and 2003. Interest earned for the years ended December 31, 2005 and 2004 was $4.2 million and $4.0 million, respectively. As of December 31, 2005, the Company sold and transferred these notes to affiliates. On December 31, 2005, the Company sold notes with a par value of $90.0 million to an affiliate, Sun Life (Hungary) LLC, and recognized a loss of $3.3 million. On September 23, 2005, the Company transferred notes with a par value of $50.0 million to the Parent as a dividend. The Company recognized a loss of $0.6 million on the transfer of these notes to the Parent.

During the years ended December 31, 2006, 2005 and 2004, the Company paid $24.3 million, $23.2 million and $35.0 million, respectively, in commission fees to an affiliate, Sun Life Financial Distributors, Inc., ("SLFD"). The Company also has an agreement with SLFD and the Parent whereby the Parent provides expense reimbursements to the Company for administrative services provided by the Company to SLFD. The Company received reimbursement of $3.2 million for the year ended December 31, 2006 related to this agreement. In addition, the Company received fee income for administrative services provided to SLFD of $7.1 million and $5.9 million for the years ended December 31, 2005 and 2004, respectively.

During the years ended December 31, 2006, 2005 and 2004, the Company paid $20.1 million, $25.1 million and $45.1 million, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Company has an administrative services agreement with SCA under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company. Amounts received under this agreement amounted to approximately $1.5 million and $2.4 million for the year ended December 31, 2006 and 2005. SCA was a consolidated entity of the Company through December 31, 2004.

The Company paid $14.9 million and $16.4 million for the years ended December 31, 2006 and 2005 in investment management services fees to SCA, an affiliate and registered investment adviser.

On September 12, 2006, the Company entered into a Terms Agreement (the "2006-B Terms Agreement") with its affiliates Sun Life Financial Global Funding III, L.P. (the "Issuer III"), Sun Life Financial Global Funding III, U.L.C. (the "ULC III") and Sun Life Financial Global Funding III, L.L.C. (the "LLC III"), and with Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets (each, an "Initial Purchaser" and collectively, the "2006-B Initial Purchasers"), in connection with the offer and sale by the Issuer III of $750 million of Series 2006-1 Floating Rate Notes due 2013 ("2006-B Notes"). On September 21, 2006, the Company entered into another Terms Agreement (together with the original 2006-B Terms Agreement, the "2006-B Terms Agreements") with the same parties as the original 2006-B Terms Agreement in connection with the offer and sale by the Issuer III of a second tranche of $150 million of 2006-B Notes. The payment obligations of the Issuer III for the full $900 million of 2006-B Notes are unconditionally guaranteed by the LLC III pursuant to a guarantee (the "2006-B Secured Guarantee") dated as of September 19, 2006, and the obligations of the LLC III under the 2006-B Secured Guarantee are secured by two floating rate funding agreements issued by the Company to the LLC III, one for $750 million issued on September 19, 2006 and another for $150 million issued on September 29, 2006. Total interest credited for the funding agreements was $14.9 million for the year ended December 31, 2006.

The 2006-B Terms Agreements incorporate by reference the provisions of a Purchase Agreement dated as of September 5, 2006 by and among the Issuer III, the ULC III, the LLC III, the Company and all of the 2006-B Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-B Notes.

In addition, the Company issued a $100 million floating rate demand note payable to the LLC III on September 19, 2006. The Company expensed $1.7 million for interest on this demand note for the year ended December 31, 2006.

The Company has entered into an interest rate swap agreement with the LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company entered into a Terms Agreement (the "2006-A Terms Agreement") with its affiliates Sun Life Financial Global Funding II, L.P. (the "Issuer II"), Sun Life Financial Global Funding II, U.L.C. (the "ULC II") and Sun Life Financial Global Funding II, L.L.C. (the "LLC II"), and with Citigroup Global Markets, Inc. ("Citigroup"), Morgan Stanley & Co. Incorporated ("Morgan Stanley"), Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (collectively, with Citigroup and Morgan Stanley, the "2006-A Initial Purchasers"), in connection with the offer and sale by the Issuer II of $900 million of Series 2006-1 Floating Rate Notes due 2011 (the "2006-A Notes"). The payment obligations of the Issuer II are unconditionally guaranteed by the LLC II pursuant to a guarantee (the "2006-A Secured Guarantee"), and the obligations of the LLC II under the 2006-A Secured Guarantee are secured by a $900 million floating rate funding agreement issued by the Company to the LLC II. The 2006-A Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of May 15, 2006 by and among the Issuer II, the ULC II, the LLC II, the Company and the 2006-A Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-A Notes. Total interest credited for the funding agreement was $30.7 million for the year ended December 31, 2006.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

On May 24, 2006, the Company also issued a $100 million floating rate demand note payable to the LLC II. The Company expensed $3.4 million for interest on this demand note for the year ended December 31, 2006.

The Company has entered into an interest rate swap agreement with the LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreement to fixed rate obligations. The net interest payable under this swap agreement was $0.2 million at December 31, 2006.

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

On June 29, 2005, the Company entered into a Second Terms Agreement (the "Second 2005 Terms Agreement") with the Issuer, the ULC and the LLC, and with Citigroup and Morgan Stanley, in connection with the offer and sale by the Issuer of $300 million of Series 2005-1 Floating Rate Notes due 2010 (the "Second Tranche Notes").

The payment obligations of the Issuer under the First Tranche Notes and the Second Tranche Notes are unconditionally guaranteed by the LLC pursuant to a guarantee (the "2005 Secured Guarantee") dated as of June 10, 2005, and the obligations of the LLC under the 2005 Secured Guarantee are secured by two floating rate funding agreements issued by the Company to the LLC, one for $600 million issued on June 10, 2005 and one for $300 million issued on July 5, 2005. The Company issued a total of $900 million funding agreements to the LLC in connection with the First Tranche Notes and Second Tranche Notes. The Terms Agreement and the Second Terms Agreement incorporate by reference the provisions of a Purchase Agreement dated as of November 11, 2004 by and among the Issuer, the ULC, the LLC, the Company, and the 2005 Initial Purchasers. Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2005 Initial Purchaser against certain securities law liabilities related to the offering of the First Tranche Notes and the Second Tranche Notes.

Total interest credited for the funding agreements associated with the First Tranche Notes and Second Tranche Notes was $49.5 million and $20.7 million for the years ended December 31, 2006 and 2005, respectively.

On June 10, 2005, the Company issued a $100 million floating rate demand note payable to the LLC. The Company expensed $5.5 million and $2.3 million for interest on the demand note for the years ended December 31, 2006 and 2005, respectively.

The Company has entered into two interest rate swap agreements with the LLC with an aggregate notional amount of $900 million that effectively convert the floating rate payment obligations under the funding agreements to fixed rate obligations. The net interest (payable) receivable under these swap agreements was $(0.5) million and $0.1 million at December 31, 2006 and 2005, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Management believes inter-company revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

The following table lists the details of notes due to affiliates at December 31, 2006 (in 000’s):

Payees	Type	Rate	Maturity	Principal	Interest Expense

Sun Life Financial (U.S.) Finance, Inc.	Surplus	8.625%	11/06/2027	$ 250,000	$ 21,563
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	150,000	9,225
Sun Life Financial (U.S.) Finance, Inc.	Surplus	7.250%	12/15/2015	150,000	10,875
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.125%	12/15/2015	7,500	459
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	7,500	461
Sun Life (Hungary) LLC	Promissory	5.760%	06/30/2012	380,000	21,888
Sun Life (Hungary) LLC	Promissory	5.710%	06/30/2012	80,000	4,568
Sun Life Financial Global Funding I, L.L.C.	Demand	Libor plus 0.35%	07/6/2010	100,000	5,518
Sun Life Financial Global Funding II, L.L.C.	Demand	Libor plus 0.26%	07/6/2011	100,000	3,428
Sun Life Financial Global Funding III, L.L.C.	Demand	Libor plus 0.35%	10/6/2013	100,000	1,660
				$ 1,325,000	$ 79,645

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS

Fixed Maturities
The amortized cost and fair value of fixed maturities at December 31, 2006, was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 4,415,712	$ 38,390	$ (58,980)	$ 4,395,122
Foreign Government & Agency Securities	79,319	3,512	(283)	82,548
States & Political Subdivisions	495	32	-	527
U.S. Treasury & Agency Securities	307,580	2,637	(4,027)	306,190

Corporate securities:
Basic Industry	204,355	4,217	(3,182)	205,390
Capital Goods	520,338	11,507	(3,973)	527,872
Communications	1,163,026	20,149	(24,077)	1,159,098
Consumer Cyclical	1,051,633	10,127	(28,599)	1,033,161
Consumer Noncyclical	364,459	7,847	(2,302)	370,004
Energy	350,930	6,226	(3,547)	353,609
Finance	3,201,774	43,217	(33,235)	3,211,756
Industrial Other	228,442	7,446	(629)	235,259
Technology	22,779	357	(852)	22,284
Transportation	307,542	10,418	(5,458)	312,502
Utilities	1,405,066	35,310	(17,725)	1,422,651
Total Corporate	8,820,344	156,821	(123,579)	8,853,586

Total available-for-sale fixed maturities	$ 13,623,450	$ 201,392	$ (186,869)	$ 13,637,973

Held-to-maturity fixed maturities:
Sun Life of Canada (U.S.) Holdings, Inc.,
8.526% subordinated debt, due 2027	$ 600,000	$ 30,751	$ -	$ 630,751

Total held-to-maturity fixed maturities	$ 600,000	$ 30,751	$ -	$ 630,751

	Amortized	Gross	Gross
	Cost	Gains	Losses	Fair Value
Trading fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 353,571	$ 3,851	$ (3,479)	$ 353,943
Foreign Government & Agency Securities	40,274	710	(152)	40,832
U.S. Treasury & Agency Securities	796	10	-	806

Corporate securities:
Basic Industry	8,237	596	-	8,833
Capital Goods	71,060	540	-	71,600
Communications	735,753	5,378	(5,077)	736,054
Consumer Cyclical	279,856	2,628	(3,550)	278,934
Consumer Noncyclical	159,221	633	(901)	158,953
Energy	20,620	2,388	-	23,008
Finance	1,742,731	14,625	(7,385)	1,749,971
Industrial Other	55,950	405	(839)	55,516
Transportation	48,887	1,873	(672)	50,088
Utilities	321,776	7,476	(1,737)	327,515
Total Corporate	3,444,091	36,542	(20,161)	3,460,472

Total trading fixed maturities	$ 3,838,732	$ 41,113	$ (23,792)	$ 3,856,053

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)
The amortized cost and fair value of fixed maturities at December 31, 2005, was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 5,234,792	$ 40,958	$ (74,124)	$ 5,201,626
Foreign Government & Agency Securities	86,360	2,965	(64)	89,261
States & Political Subdivisions	742	24	-	766
U.S. Treasury & Agency Securities	449,877	4,773	(4,286)	450,364

Corporate securities:
Basic Industry	228,782	6,192	(3,384)	231,590
Capital Goods	602,974	20,310	(4,507)	618,777
Communications	1,285,638	32,582	(24,476)	1,293,744
Consumer Cyclical	1,321,417	16,741	(62,470)	1,275,687
Consumer Noncyclical	548,636	16,985	(6,206)	559,415
Energy	445,207	15,281	(2,225)	458,264
Finance	3,167,168	50,719	(28,844)	3,189,043
Industrial Other	246,421	9,913	(1,029)	255,305
Technology	49,288	853	(1,127)	49,014
Transportation	409,812	17,786	(7,739)	419,859
Utilities	1,543,713	54,264	(13,544)	1,584,433
Total Corporate	9,849,056	241,626	(155,551)	9,935,131

Total available-for-sale fixed maturities	$ 15,620,827	$ 290,346	$ (234,025)	$ 15,677,148

Held-to-maturity fixed maturities:
Sun Life of Canada (U.S.) Holdings, Inc.,
8.526% subordinated debt, due 2027	$ 600,000	$ 45,755	$ -	$ 645,755

Total held-to-maturity fixed maturities	$ 600,000	$ 45,755	$ -	$ 645,755

	Amortized	Gross	Gross
	Cost	Gains	Losses	Fair Value
Trading fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 209,548	$ 1,915	$ (3,776)	$ 207,687
Foreign Government & Agency Securities	19,516	-	(136)	19,380

Corporate securities:
Basic Industry	8,649	783	-	9,432
Capital Goods	15,651	751	-	16,402
Communications	343,647	3,607	(8,542)	338,712
Consumer Cyclical	246,522	2,615	(6,160)	242,977
Consumer Noncyclical	84,411	712	(2,370)	82,753
Energy	27,675	3,187	-	30,862
Finance	713,043	13,996	(8,285)	718,754
Industrial Other	47,464	798	(928)	47,334
Technology	3,801	82	-	3,883
Transportation	60,950	2,588	(4,696)	58,842
Utilities	201,885	8,244	(2,299)	207,830
Total Corporate	1,753,698	37,363	(33,280)	1,757,781

Total trading fixed maturities	$ 1,982,762	$ 39,278	$ (37,192)	$ 1,984,848

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments are shown below. Actual maturities may differ from contractual maturities on asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 410,397	$ 410,402
Due after one year through five years	2,206,629	2,226,776
Due after five years through ten years	3,807,300	3,791,183
Due after ten years	2,783,412	2,814,491
Subtotal - Maturities available-for-sale	9,207,738	9,242,852
Asset-backed securities	4,415,712	4,395,121
Total Available-for-sale	$ 13,623,450	$ 13,637,973

Maturities of trading fixed securities:
Due in one year or less	$ 138,476	$ 138,797
Due after one year through five years	1,342,987	1,345,899
Due after five years through ten years	1,757,081	1,764,447
Due after ten years	246,617	252,968
Subtotal - Maturities of trading	3,485,161	3,502,111
Asset-backed securities	353,571	353,942
Total Trading	$ 3,838,732	$ 3,856,053

Maturities of held-to-maturity fixed securities:
Due after ten years	$ 600,000	$ 630,751

Gross gains of $39.2 million, $61.0 million and $152.5 million and gross losses of $92.3 million, $38.9 million and $45.4 million were realized on the sale of fixed maturities for the years ended December 31, 2006, 2005 and 2004, respectively.

Fixed maturities with an amortized cost of approximately $12.0 million and $10.9 million at December 31, 2006 and 2005, respectively, were on deposit with federal and state governmental authorities as required by law.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)

As of December 31, 2006 and 2005, 96.5% and 94.7%, respectively, of the Company's fixed maturities were investment grade. Investment grade securities are those that are rated "BBB" or better by nationally recognized statistical rating organizations. During 2006, 2005 and 2004, the Company incurred realized losses totaling $6.3 million, $29.7 million and $32.5 million, respectively, for other-than-temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature.

The Company has discontinued accruing income on all of its holdings for issuers that are in default. The termination of accrual accounting on these holdings reduced previously accrued income by $0.6 million, $1.7 million and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The fair market value of these investments was $24.4 million and $29.8 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2006, the Company did not have any holding for issuers that were in default.

The following table provides the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturities investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that individual securities have been in an unrealized loss position, at December 31, 2006:

	Less Than Twelve Months		Twelve Months Or More		Total
Corporate Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic Industry	$ 7,750	$ (109)	$ 43,426	$ (3,073)	$ 51,176	$ (3,182)
Capital Goods	50,624	(399)	108,017	(3,574)	158,641	(3,973)
Communications	228,260	(4,389)	292,442	(19,688)	520,702	(24,077)
Consumer Cyclical	175,557	(3,380)	514,067	(25,219)	689,624	(28,599)
Consumer Noncyclical	138,379	(942)	33,801	(1,360)	172,180	(2,302)
Energy	75,777	(1,357)	43,064	(2,190)	118,841	(3,547)
Finance	482,642	(5,525)	874,370	(27,710)	1,357,012	(33,235)
Industrial Other	14,092	(15)	11,214	(614)	25,306	(629)
Technology	-	-	13,938	(852)	13,938	(852)
Transportation	30,905	(207)	111,423	(5,251)	142,328	(5,458)
Utilities	252,419	(3,303)	429,194	(14,422)	681,613	(17,725)

Total Corporate	1,456,405	(19,626)	2,474,956	(103,953)	3,931,361	(123,579)

Non-Corporate
Asset Backed and Mortgage Backed Securities	912,875	(5,565)	1,978,436	(53,415)	2,891,311	(58,980)
Foreign Government & Agency Securities	-	-	13,865	(283)	13,865	(283)
U.S. Treasury & Agency Securities	147,386	(2,026)	86,591	(2,001)	233,977	(4,027)

Total Non-Corporate	1,060,261	(7,591)	2,078,892	(55,699)	3,139,153	(63,290)

Grand Total	$2,516,666	$(27,217)	$ 4,553,848	$(159,652)	$7,070,514	$ (186,869)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)

The following table provides the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturities investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that individual securities have been in an unrealized loss position, at December 31, 2005:

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

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with an unrealized loss are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. The Company’s process focuses on issuer operating performance and overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)

The Company’s analysis also assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been in an unrealized loss position, rating agency actions, and any other key developments as well as the Company’s ability and intention, if any, to dispose of its position prior to the fair value increasing so as to allow recovery of the Company’s cost. The Company has a Credit Committee that includes members from its investment, finance and actuarial functions. The committee meets and reviews the results of the Company’s impairment analysis on a quarterly basis.

The following table provides the number of securities with gross unrealized losses, which were deemed to be temporarily impaired, at December 31, 2006 (not in thousands):

	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months Or More	Total Number of Securities
Corporate Securities

Basic Industry	2	12	14
Capital Goods	9	15	24
Communications	22	64	86
Consumer Cyclical	28	57	85
Consumer Noncyclical	14	10	24
Energy	13	15	28
Finance	80	137	217
Industrial Other	3	2	5
Technology	-	3	3
Transportation	8	47	55
Utilities	39	55	94

Total Corporate	218	417	635

Non-Corporate
Asset Backed and Mortgage Backed Securities	368	741	1,109
Foreign Government & Agency Securities	-	3	3
U.S. Treasury & Agency Securities	10	25	35

Total Non-Corporate	378	769	1,147

Grand Total	596	1,186	1,782

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

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

The Company has made funding commitments of private placement bonds into the future. The outstanding funding commitments for these private placement bonds amounted to $4.1 million at December 31, 2006. There were no outstanding funding commitments for private placement bonds at December 31, 2005.

The Company had unfunded commitments with respect to funding of limited partnerships of approximately $53.3 million and $71.3 million at December 31, 2006 and 2005, respectively.

Mortgage Loans and Real Estate

The Company invests in commercial first mortgage loans and real estate throughout the United States. Investments are diversified by property type and geographic area. Mortgage loans are collateralized by the related properties and generally are no more than 75% of the property’s value at the time that the original loan is made.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)

Mortgage Loans and Real Estate (continued)

The carrying value of mortgage loans and real estate investments, net of applicable reserves and accumulated depreciation, was as follows:

	December 31,
	2006	2005

Total mortgage loans	$ 2,273,176	$ 1,739,370

Real estate:
Held for production of income	186,891	170,510
Total real estate	$ 186,891	$ 170,510

Accumulated depreciation on real estate was $27.2 million and $23.0 million at December 31, 2006 and 2005, respectively.

The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, values are impaired or values are impaired but mortgages are performing, appropriate allowances for losses have been made. The Company has impaired mortgage loans and impaired-but-performing mortgage loans totaling $3.9 million and $6.3 million at December 31, 2006 and 2005, respectively.

Activity for the investment valuation allowances was as follows:

	Balance at			Balance at
	January 1,	Additions	Subtractions	December 31,
2006
Mortgage loans	$ 6,272	$ 400	$ (2,744)	$ 3,928

2005
Mortgage loans	$ 7,646	$ 800	$ (2,174)	$ 6,272

Mortgage loans and real estate investments comprise the following property types and geographic regions at December 31:

	2006	2005
Property Type:
Office building	$ 864,486	$ 703,927
Residential	115,822	87,874
Retail	998,291	751,041
Industrial/warehouse	310,346	264,567
Other	175,050	108,743
Valuation allowances	(3,928)	(6,272)
Total	$ 2,460,067	$ 1,909,880

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4.  INVESTMENTS (CONTINUED)

	2006	2005
Geographic region:

Alaska	$ 3,041	$ -
Alabama	7,824	8,070
Arizona	56,964	48,113
Arkansas	474	-
California	179,502	144,829
Colorado	32,294	33,238
Connecticut	15,016	30,026
Delaware	20,445	15,194
Florida	264,316	140,592
Georgia	86,510	80,802
Idaho	2,635	-
Illinois	47,777	23,118
Indiana	23,471	19,950
Iowa	364	-
Kansas	6,089	-
Kentucky	32,000	25,623
Louisiana	38,314	32,186
Maine	12,508	-
Maryland	58,318	64,724
Massachusetts	141,485	142,421
Michigan	15,522	6,799
Minnesota	40,259	53,157
Missouri	88,348	34,567
Mississippi	770	-
Montana	483	-
Nebraska	12,615	7,948
Nevada	7,304	7,509
New Hampshire	961	-
New Jersey	44,003	36,042
New Mexico	10,097	7,386
New York	313,204	240,390
North Carolina	44,866	43,111
North Dakota	2,150	-
Ohio	145,692	128,525
Oklahoma	4,900	-
Oregon	23,910	11,968
Pennsylvania	136,091	118,709
South Carolina	31,688	-
South Dakota	977	-
Tennessee	41,161	32,430
Texas	295,284	211,889
Utah	30,710	29,718
Virginia	16,825	17,386
Washington	77,525	73,326
West Virginia	4,874	-
Wisconsin	18,663	19,494
All other	25,766	26,912
Valuation allowances	(3,928)	(6,272)
Total	$ 2,460,067	$ 1,909,880

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)

At December 31, 2006, scheduled mortgage loan maturities were as follows:

2007	$ 31,619
2008	41,168
2009	42,433
2010	53,443
2011	150,548
Thereafter	1,953,965
Total	$ 2,273,176

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced.

The Company has made funding commitments of mortgage loans on real estate and other loans into the future. The outstanding funding commitments for these mortgages amount to $99.0 million and $115.8 million at December 31, 2006 and 2005, respectively.

During 2004, the Company sold commercial mortgage loans in securitization transactions. The mortgages were primarily sold to qualified special purpose entities that were established for the purpose of purchasing the assets and issuing trust certificates. In these transactions, the Company retained investment tranches, which are considered available-for-sale securities, in addition to servicing rights. The securitizations are structured so that investors have no recourse to the Company’s other assets for failure of debtors to pay when due. The value of the Company’s retained interests are subject to credit and interest rate risk on the transferred financial assets. The Company recognized pre-tax gains of $3.0 million for its 2004 securitization transaction. The Company did not sell any commercial mortgage loans in securitization transactions in 2005 or 2006.

The tranches retained through the 2004 securitization were considered interest only strips ("I/O"). Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the year ended December 31, 2004 were as follows:

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions at December 31, 2006 were as follows:

	Exeter I/O	Fairfield I/O
Amortized cost of retained
Interests	$ 646	$ 275
Fair value of retained interests	674	109
Weighted average life in years	4.06 - 7.56	0.93

Expected Credit Losses
Fair value of retained interest as a result of a .20% of adverse change	674	109
Fair value of retained interest as a result of a .30% of adverse change	674	109

Residual Cash flows Discount Rate
Fair value of retained interest as a result of a 10% of adverse change	672	109
Fair value of retained interest as a result of a 20% of adverse change	670	109

The outstanding principal amount of the securitized commercial mortgage loans was $849.6 million at December 31, 2006, none of which were 60 days or more past due. There were no net credit losses incurred relating to the securitized commercial mortgage loans at the dates of securitization through December 31, 2006.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)

Key economic assumptions and the sensitivity of the current fair value of cash flows in those assumptions at December 31, 2006 were as follows in regards to tranches retained for securitizations completed between the years 2000 and 2003:

Commercial Mortgages
Amortized cost of retained
Interests	$ 23,063
Fair value of retained interests	23,819
Weighted average life in years	2.98 - 13.73

Expected Credit Losses
Fair value of retained interest as a result of a .20% of adverse change	23,532
Fair value of retained interest as a result of a .30% of adverse change	23,406

Residual Cash flows Discount Rate
Fair value of retained interest as a result of a 10% of adverse change	23,074
Fair value of retained interest as a result of a 20% of adverse change	22,362

The outstanding principal amount of the securitized commercial mortgage loans was $872.8 million at December 31, 2006, none of which were 60 days or more past due. There were no net credit losses incurred relating to the securitized commercial mortgage loans at the date of securitization through December 31, 2006.

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

Cash collateral received on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. The fair value of collateral held and included in other invested assets was $895.3 million and $495.7 million at December 31, 2006 and 2005, respectively. Fees earned on securities lending transactions were $2.3 million, $1.9 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Leveraged Leases

The Company is a lessor in a leveraged lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was originally leased through a VIE for a term of 9.78 years. During 2001, the lease term was extended until 2010. The Company's equity investment in this VIE represented 8.33% of the partnership that provided 22.9% of the purchase price of the equipment. The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment, and is non-recourse to the Company. At the end of the lease term, the master lessee may exercise a fixed price purchase option to purchase the equipment. The leveraged lease is included as a part of other invested assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)

Leveraged Leases (continued)

The Company's net investment in the leveraged lease is composed of the following elements:

	Year ended December 31,
	2006	2005
Lease contract receivable	$ 18,631	$ 25,914
Less: non-recourse debt	-	(1,410)
Net Receivable	18,631	24,504
Estimated value of leased assets	20,795	21,420
Less: unearned and deferred income	(6,506)	(9,178)
Investment in leveraged leases	32,920	36,746
Less: fees	(113)	(138)
Net investment in leveraged leases	$ 32,807	$ 36,608

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

The Company utilizes over-the-counter ("OTC") put options and exchange traded futures on the Standard & Poor’s 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) and other indexes to hedge against stock market exposure inherent in the GMDB and living benefit features of the Company's variable annuities. The Company also purchases OTC call options on the S&P 500 Index to economically hedge its obligation under certain fixed annuity contracts. Options are carried at fair value and are included with derivative instruments - receivable in the Company’s balance sheet.

Standard & Poor’s indexed futures contracts are entered into for purposes of hedging fixed index products. The interest credited on these 1, 5, 7 and 10 year term products is based on the changes in the S&P 500 Index. On trade date, an initial cash margin is exchanged. Daily cash is exchanged to settle the daily variation margin and the offset is recorded in derivative income.

The Company issues annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract) and is carried at fair value.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)

From 2000 through 2002, the Company marketed GICs to unrelated third parties. Each transaction is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps. The combination of the currency swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

Included in derivative gains (losses) are gains (losses) on the translation of foreign currency denominated GIC liabilities of $(90.2) million, $197.1 million and $(83.3) million for the years ended December 31, 2006, 2005 and 2004, respectively.

Beginning in 2005, the Company marketed GICs to unrelated third parties and entered into funding agreements and interest rate swaps as part of this guaranteed investment program. The interest rate swaps allow the Company to lock in U.S. dollar fixed rate payments for the life of the contracts.

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

Net derivative income (loss) for the years ended December 31 consisted of the following:

	2006	2005	2004
Net expense on swap agreements	$(7,749)	$(64,915)	$(62,514)
Change in fair value of swap agreements (interest rate, currency, and equity)	8,392	101,320	(43,977)
Change in fair value of options, futures and embedded derivatives	8,446	(19,931)	8,072
Net derivative income (losses)	$9,089	$16,474	$(98,419)

The Company is required to pledge and receive collateral for open derivative contracts. The amount of collateral required is determined by agreed upon thresholds with the counter-parties. The Company currently pledges cash and U.S. Treasury bonds to satisfy this collateral requirement. At December 31, 2006 and 2005, $43.0 million and $35.6 million, respectively, of fixed maturities were pledged as collateral and are included with fixed maturities.

The Company’s underlying notional or principal amounts associated with open derivatives positions were as follows for the years ended December 31:

	2006
	Notional	Fair Value
	Principal	Asset (Liability)
	Amounts

Interest rate swaps	$10,759,984	$ (84,860)
Currency swaps	488,377	169,618
Equity swaps	172,329	52,664
Currency forwards	3,570	2,493
Futures	1,008,792	(2,313)
Swaptions	1,500,000	1,428
S&P 500 index call options	4,166,184	337,441
S&P 500 index put options	1,103,502	16,879

Total	$19,202,738	$ 493,350

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (CONTINUED)

	2005
	Notional	Fair Value
	Principal	Asset (Liability)
	Amounts

Interest rate swaps	$ 6,764,984	$ (115,333)
Currency swaps	534,916	116,070
Equity swaps	181,334	29,463
Currency forwards	2,571	(2,079)
Credit Default Swaps	10,000	(3)
Futures	745,009	(1,724)
Swaptions	2,500,000	8,979
S&P 500 index call options	3,410,279	225,243
S&P 500 index put options	1,160,202	29,566

Total	$ 15,309,295	$ 290,182

5. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment (losses) gains consisted of the following for the years ended December 31:

	2006	2005	2004

Fixed maturities	$ (53,120)	$ 21,873	$ 108,603
Equity securities	519	(6)	3,375
Mortgage and other loans	1,543	614	858
Real estate	-	318	-
Other invested assets	(19)	12,741	(1,601)
Other than temporary declines	(6,329)	(29,707)	(32,494)
Sales on previously impaired assets	12,895	11,092	17,333

Total	$ (44,511)	$ 16,925	$ 96,074

6. NET INVESTMENT INCOME

Net investment income consisted of the following for the years ended December 31:

	2006	2005	2004

Fixed maturities	$ 991,738	$ 921,803	$ 1,030,973
Mortgage and other loans	135,515	103,253	83,986
Real estate	10,460	11,047	11,615
Policy loans	44,516	37,595	42,821
Other	38,858	55,245	(19,715)
Gross investment income	1,221,087	1,128,943	1,149,680
Less: Investment expenses	15,006	16,414	15,423
Net investment income	$ 1,206,081	$ 1,112,529	$ 1,134,257

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

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

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 578,080	$ 578,080	$ 347,654	$ 347,654
Fixed maturities	18,094,026	18,124,777	18,261,996	18,307,751
Equity securities	15,895	15,895	15,427	15,427
Mortgages	2,273,176	2,267,327	1,739,370	1,790,629
Derivatives instruments -receivables	653,854	653,854	487,947	487,947
Policy loans	709,626	709,626	701,769	701,769
Separate accounts	21,060,255	21,060,255	19,095,391	19,095,391

Financial liabilities:
Contractholder deposit funds and other policy liabilities	19,428,625	18,051,332	18,668,578	17,449,961
Derivative instruments - payables	160,504	160,504	197,765	197,765
Long-term debt to affiliates	1,325,000	1,370,223	1,125,000	1,178,918
Partnership capital securities	607,826	630,751	607,826	645,755
Separate accounts	21,060,255	21,060,255	19,095,391	19,095,391

The following methods and assumptions were used by the Company in determining the estimated fair value of its financial instruments:

Interest receivable on the above financial instruments is stated at carrying value which approximates fair value.

Cash and cash equivalents: The fair values of cash and cash equivalents are estimated to be cost plus accrued interest.

Fixed maturities, short term investments and equity securities: The fair values of short-term bonds are estimated to be amortized cost. The fair values of publicly-traded fixed maturities are based upon market prices or dealer quotes. For privately-placed fixed maturities, fair values are estimated by taking into account prices for publicly-traded securities of similar credit risk, maturity, repayment and liquidity characteristics. The fair value of equity securities are based on quoted market prices. Equity securities are included as a component of other invested assets.

Mortgage: The fair values of mortgage and other loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Derivative instruments, receivables and payables: The fair values of swaps are based on current settlement values. The current settlement values are based on dealer quotes and market prices. Fair values for options and futures are based on dealer quotes and market prices.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

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

Contractholder deposit funds and other policy liabilities: The fair values of the Company's general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value. The fair values of other deposits with future maturity dates are estimated using discounted cash flows. The fair values of S&P 500 Index and other equity linked embedded derivatives are produced using standard derivative valuation techniques. GMABs or GMWBs are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are included in contractholder deposit funds. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies and industry standards.

Long term debt: The fair value of notes payable and other borrowings are estimated using discounted cash flow analyses based upon the Company's current incremental borrowing rates for similar types of borrowings.

8. REINSURANCE

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement. To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. Management believes that any liability from this contingency is unlikely. A brief discussion of the Company’s reinsurance agreements by segment follows (see Note 15 for segmented information).

Wealth Management Segment

The Wealth Management Segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWL’s in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of approximately $1.6 billion and $1.7 billion as of December 31, 2006 and 2005, respectively. On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL policies, the Company reduced net investment income by $97.0 million, $82.7 million and $91.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The reduction of net investment income resulting from interest paid on funds withheld includes the impact from net investment income, net derivative (loss) income and net realized investment gains. The Company also reduced interest credited by $76.0 million, $57.5 million and $79.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $13.0 million, $13.1 and $13.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

Individual Protection Segment

The Company has agreements with SLOC and several unrelated companies, which provide for reinsurance of portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance ("BOLI"), and corporate owned life insurance ("COLI") policies. These amounts are reinsured on either a monthly renewable or a yearly renewable term basis. Fee income was reduced by $37.8 million, $33.3 million and $28.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, to account for these agreements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

8. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective October 1, 2004, the Company no longer acts as the reinsurer of risk under the lapse protection benefit for certain universal life contracts issued by SLOC.

Group Protection Segment

The Company, through its affiliate SLNY, had an agreement with SLOC whereby SLOC reinsured the mortality risks of SLNY’s group life insurance contracts. Under this agreement, certain death benefits were reinsured on a yearly-renewable term basis. The agreement provided that SLOC would reinsure mortality risks in excess of $50,000 per claim for group life contracts ceded by SLNY. The treaty was commuted effective December 31, 2004.

The Company, through its affiliate SLNY, had an agreement with SLOC whereby SLOC reinsured morbidity risks of a block of SLNY’s group long-term disability contracts. The treaty was commuted effective December 31, 2004.

The Company, through its affiliate SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures the mortality risks of the Company’s group life contracts. Under this agreement, certain group life mortality benefits are reinsured on a yearly-renewable term basis. The agreement provides that the unrelated company will reinsure amounts above $0.7 million per claim for group life contracts ceded by the Company.

The Company, through its affiliate SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of SLNY’s group stop loss contracts. Under this agreement, certain stop loss benefits are reinsured on a yearly- renewable term basis. The agreement provides that the unrelated company will reinsure specific claims for amounts above $1.0 million per claim for stop loss contracts ceded by SLNY. The retention limit was raised to $1.5 million for policies sold or renewed on or after January 1, 2006.

The Company, through its affiliate SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of SLNY’s group long-term disability contracts. Under this agreement, certain long-term disability benefits are reinsured on a yearly-renewable term basis. The agreement provides that the unrelated company will reinsure amounts in excess of $4,000 per claim per month for long-term disability contracts ceded by SLNY. The retention limit was raised to $9,000 per claim per month for claims incurred or after January 1, 2006.

The Company, through its affiliate SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures 100% of the risks on a quota share basis for certain specific group life and disability policies.

The effects of reinsurance were as follows:

	For the Years Ended December 31,
	2006	2005	2004
Premiums and annuity considerations:
Direct	$ 61,713	$ 54,915	$ 62,939
Ceded	2,521	2,933	4,119
Net premiums and annuity considerations:	$ 59,192	$ 51,982	$ 58,820

Policyowner benefits:
Direct	$ 197,872	$ 225,936	$ 170,381
Ceded	40,902	38,923	29,004
Net policyowner benefits:	$ 156,970	$ 187,013	$ 141,377

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

9. RETIREMENT PLANS

The Company sponsors three non-contributory defined benefit pension plans for its employees and certain affiliated employees. These plans are the staff qualified pension plan ("retirement plan"), the agent qualified pension plan ("agent pension plan") and the staff nonqualified pension plan ("UBF plan"). Expenses are allocated to participating companies based in a manner consistent with the allocation of employee compensation expenses. The Company's funding policies for the two qualified pension plans are to contribute amounts which at least satisfy the minimum amount required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code of 1986. Most qualified pension plan assets consist of separate accounts of SLOC or other insurance company contracts.

Prior to 2006, the Company participated in the UBF plan which was sponsored by SLOC and expensed the portion of the plan cost that was allocated to the Company. Effective January 1, 2006, the plan was divided, with the Company taking over the pension benefit obligation ("PBO") and the associated unrecognized gain/loss and prior service cost/credit. The Company has included the allocated PBO in a separate line in the PBO reconciliation, and accounted for the plan as the Company’s own from that point forward.

The Company uses a measurement date of September 30 for its pension and other post retirement benefit plans.

The Company amended the retirement plan effective January 1, 2006, including the following relating to the retirement plan:

(a) To provide that no one shall become a participant in the plan after December 31, 2005;

(b) To freeze accruals under the plan as of December 31, 2005 for all participants except (i) those participants (x) who are at least age 50 and whose age plus service on January 1, 2006 equals or exceeds 60 and (y) who in 2005 choose to continue their participation in the plan, (ii) those participants who are receiving on December 31, 2005 severance or termination payments and (iii) those participants who are receiving on December 31, 2005 amounts paid under the Long Term Disability plan sponsored by the Company;.

Due to the retirement plan changes, a $1.9 million curtailment charge was recognized in 2005.

Other post retirement benefit plans have been amended effective January 1, 2006, as follows:

To provide retiree medical coverage where the retiree pays the entire cost of coverage equal to the cost paid by active employees unless the participant is a retiree as of December 31, 2005, a "grandfathered employee" or a "Rule 75 employee."

A grandfathered employee shall mean an active employee (i) who retires on or after January 1,2006 and (ii) who as of January 1, 2006 is at least age 55 with 15 or more years of service and whose age plus service is at least 75.

A Rule 75 employee shall mean an active employee (i) who is not a grandfathered employee, ii) who retires on or after January 1, 2006, and (iii) who when they retire are at least age 55 with 15 or more years of service and whose age plus service is at least 75.

For grandfathered employees and Rule 75 employees, retiree medical coverage is provided at reduced cost.

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the Company's fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company has adopted the balance sheet recognition provisions of SFAS No. 158 at December 31, 2006 and will adopt the year end measurement date in 2008. The Company recognized a liability of $2.3 million as a result of adoption of SFAS No. 158. The statement does not affect the results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

9. RETIREMENT PLANS (CONTINUED)

The following table sets forth the change in the retirement plan, agent pension plan and UBF plan projected benefit obligations and assets, as well as such plans’ funded status at December 31:

	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 229,545	$ 215,439
Other (uninsured benefit plan split)	28,118	-
Service cost	6,024	10,948
Interest cost	15,064	13,839
Actuarial loss (gain)	(9,862)	17,780
Benefits paid	(7,509)	(6,105)
Plan amendments	-	2,344
Curtailment loss (gain)	-	(24,700)
Projected benefit obligation at end of year	$ 261,380	$ 229,545

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ 252,096	$ 233,551
Contributions	(496)	(1,250)
Actual return on plan assets	25,621	25,900
Benefits paid	(7,509)	(6,105)
Fair value of plan assets at end of year	$ 269,712	$ 252,096
Information on the funded status of the plan:
Funded status	$ 8,332	$ 22,551
Unrecognized net actuarial loss	-	7,802
Unrecognized transition obligation	-	(10,392)
Unrecognized prior service cost	-	3,945
4th quarter contribution	(1,108)	(1,550)
Prepaid benefit cost	$ 7,224	$ 22,356

The accumulated benefit obligation for the retirement plan, agent pension plan and UBF plan at December 31, 2006 and 2005 was $249.4 million and $222.4 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

9. RETIREMENT PLANS (CONTINUED)

Amounts recognized in the Company’s Consolidated Balance Sheets consist of the following as of December 31:

	2006	2005
Other assets	$ 38,345	$ 26,600
Other liabilities	(31,121)	(4,245)
	$ 7,224	$ 22,355

Amounts recognized in the Company’s Consolidated Accumulated Other Comprehensive Income ("AOCI") consist of the following:

2006

Net actuarial gain	$ (1,923)
Prior service cost	3,564
Transition asset	(8,299)
$ (6,658)

Amounts included in the Company’s AOCI for the following periods:

	December 31, 2005	December 31, 2006 (before the adoption of statement 158)	December 31, 2006

Additional Minimum Liability included in AOCI	$ 2,834	$ -	$ -
Amount included in AOCI after the adoption of SFAS No. 158	$ -	$ -	$ (6,658)

The retirement plan and agent pension plan were overfunded at December 31, 2006. The funded status of the UBF plan as of December 31, 2006 was as follows:

2006

Plan assets	$ -
Less: Projected benefit obligations	27,209
Funded status	$ (27,209)

Accumulated benefit obligation	$ 24,084

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

9. RETIREMENT PLANS (CONTINUED)

The agent pension plan was overfunded at December 31, 2005. The funded status of the retirement plan as of December 31, 2005 was as follows:

2005

Plan assets	$ 211,612
Less: Projected benefit obligations	219,802
Funded status	$ (8,190)

Accumulated benefit obligation	$ 212,630

The following table sets forth the components of the net periodic benefit cost and the Company’s share of net periodic benefit costs for the retirement plan, agent pension plan and UBF plan for the years ended December 31:

	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$ 6,024	$ 10,948	$ 9,873
Interest cost	15,065	13,839	12,118
Expected return on plan assets	(21,672)	(20,092)	(17,704)
Amortization of transition obligation asset	(2,093)	(3,051)	(3,051)
Amortization of prior service cost	266	855	855
Curtailment loss	-	1,856	-
Recognized net actuarial loss	437	1,918	3,140
Net periodic benefit (benefit) cost	$ (1,973)	$ 6,273	$ 5,231
The Company’s share of net periodic benefit (benefit) cost	$ (1,973)	$ 4,116	$ 4,272

Prior to becoming the plan sponsor of the UBF plan, the cost recognized for the Company’s participation in the UBF plan was $2.9 million and $1.9 million for the years ended December 31, 2005 and 2004, respectively.

The estimated amounts that will be amortized from AOCI into net periodic benefit costs in 2007 are as follows:

Actuarial gain	$ (70)
Prior service cost	266
Transition asset	(2,093)
Total	$ (1,897)

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:

	Pension Benefits
	2006	2005	2004
Discount rate	6.0%	5.8%	6.2%
Rate of compensation increase	4.0%	4.0%	4.0%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

9. RETIREMENT PLANS (CONTINUED)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits
	2006	2005	2004

Discount rate	5.8%	6.2%	6.1%
Expected long term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.0%	4.0%	4.0%

The Company relies on historical market returns from Ibbotson Associates (1926-2006) to determine its overall long term rate of return on asset assumption. Applying Ibbotson’s annualized market returns of 12.3% stock, 5.8% bonds and 3.8% cash to the Company’s target allocation results in an expected return consistent with the one used by the Company for purposes of determining the benefit obligation.

Plan Assets

The asset allocation for the Company’s retirement plan and agent pension plan assets for 2006 and 2005 measurement, and the target allocation for 2007, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2007	2006	2005

Equity Securities	60%	63%	61%
Debt Securities	25%	27%	30%
Commercial Mortgages	15%	10%	9%
Other	-%	-%	-%
Total	100%	100%	100%

The target allocations were established to reflect the Company’s investment risk posture and to achieve the desired level of return commensurate with the needs of the fund. The target ranges are based upon a three to five year time horizon and may be changed as circumstances warrant.

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

Cash Flow

Due to the over funded status of the retirement plan and the agent pension plan, the Company will not be making contributions to the plan in 2007. The Company will be making a contribution of $1.1 million to the UBF plan in 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

9. RETIREMENT PLANS (CONTINUED)

The Company has estimated the following future benefit payments for the years 2007 through 2016:

Pension Benefits
2007	7,852
2008	8,438
2009	8,936
2010	9,447
2011	10,035
2012 to 2016	69,668

Savings and Investment Plan

The Company sponsors and participates in a savings account that qualifies under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for which substantially all employees of at least age 21 are eligible to participate at date of hire. Under the 401(k) Plan, the Company matches, up to specified amounts, employee contributions to the plan.

On September 21, 2005, the Board of Directors of the Company approved amendments to the 401(k) Plan, including the following.

Effective January 1, 2006, the 401(k) Plan also includes a retirement investment account that qualifies under Section 401(a) of the Internal Revenue Code (the "RIA"). The Company contributes a percentage of participant’s eligible compensation as determined per the following chart based on the sum of the participant’s age and service on January 1 of the applicable plan year-

Age Plus Service	Company Contribution
Less than 40	3%
At least 40 but less than 55	5%
At least 55	7%

For RIA participants who are at least age 40 on January 1, 2006 and whose age plus service on January 1, 2006 equals or exceeds 45, the Company also contributes to the RIA from January 1, 2006 through December 31, 2015, a percentage of the participant’s eligible compensation as determined per the following chart based on the participant’s age and service on January 1, 2006 -

	Service
Age	Less than 5 years	5 or more years
At least 40 but less than 43	3.0%	5.0%
At least 43 but less than 45	3.5%	5.5%
At least 45	4.5%	6.5%

For RIA participants who did not become participants in the retirement plan before January 1, 2006, the Company made a one-time RIA contribution in January 2006 based on the applicable percentage from the first chart above as of January 1, 2006 and their eligible compensation paid during the period beginning on their hire date and ending on December 31, 2005.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

9. RETIREMENT PLANS (CONTINUED)

The amount of the 2006 employer contributions under the 401(k) Plan by the Company and its affiliates was $16.3 million. Amounts are allocated to affiliates based on their respective employees’ contributions. The Company’s portion of the expense was $10.8 million, $4.6 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s 2005 contribution includes a $1.6 million accrued retroactive adjustment related to the board approved amendments to the 401(k) Plan. This retroactive adjustment was funded in 2006.

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

The following table sets forth the change in the Retirement Plan’s obligations and assets, as well as the plan’s funded status at December 31:

Change in benefit obligation:	2006	2005

Benefit obligation at beginning of year	$ 51,300	$ 48,453
Service cost	1,311	1,333
Interest cost	2,967	2,994
Actuarial (gain) loss	(7,220)	4,596
Benefits paid	(2,756)	(2,884)
Federal Subsidy	250	-
Plan Amendments	-	(3,192)
Benefit obligation at end of year	$ 45,852	$ 51,300

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ -	$ -
Employer contributions	2,756	2,884
Benefits paid	(2,756)	(2,884)
Fair value of plan assets at end of year	$ -	$ -

Information on the funded status of the plan:
Funded Status	$ (45,852)	$ (51,301)
Unrecognized net actuarial loss	-	22,741
4th quarter contribution	600	686
Unrecognized prior service cost	-	(5,609)
Accrued benefit cost	$ (45,252)	$ (33,483)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

9. RETIREMENT PLANS (CONTINUED)

Amounts recognized in the Company’s Consolidated Balance Sheets Consist of the following:

	2006	2005

Other liabilities	$ (45,252)	$ (33,483)

Amounts recognized in the Company’s AOCI consist of the following:

2006

Net actuarial loss	$ 14,070
Prior service credit	(5,080)
Transition liability	$ 8,990

Amounts included in the Company’s AOCI for the following periods:

	December 31, 2005	December 31, 2006 (before the adoption of statement 158)	December 31, 2006

Additional Minimum Liability included in AOCI	$ -	$ -	$ -
Amount included in AOCI after the adoption of SFAS No. 158	$ -	$ -	$ 8,990

The following table sets forth the components of the net periodic post-retirement benefit costs and the Company’s allocated share for the year ended December 31:

	2006	2005
Components of net periodic benefit cost
Service cost	$ 1,311	$ 1,333
Interest cost	2,967	2,994
Amortization of prior service cost	(529)	(241)
Recognized net actuarial loss	1,450	1,273
Net periodic benefit cost	$ 5,199	$ 5,359

The Company’s share of net periodic benefit cost	$ 4,501	$ 4,947

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

9. RETIREMENT PLANS (CONTINUED)

The estimated amounts that will be amortized from AOCI into net periodic benefit costs in 2007 are as follows:

Actuarial (gain)/loss	$ 912
Prior service (credit)/cost	(529)

Total	$ 383

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:

	Other Benefits
	2006	2005	2004
Discount Rate	6.0%	5.8%	6.2%
Rate of Compensation increase	4.0%	4.0%	4.0%

Weighted average assumptions used to determine net cost for the years ended December 31 were as follows:

	Other Benefits
	2006	2005	2004
Discount rate	5.8%	6.2%	6.1%
Rate of compensation increase	4.0%	4.0%	4.0%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

9. RETIREMENT PLANS (CONTINUED)

In order to measure the post-retirement benefit obligation for 2006, the Company assumed a 10% annual rate of increase in the per capita cost of covered health care benefits. In addition, medical cost inflation is assumed to be 9% in 2007 and assumed to decrease gradually to 5.00% for 2011 and remain at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effect:

	1- Percentage-Point	1- Percentage-Point
	Increase	Decrease
Effect on Post retirement benefit obligation	$ 4,100	$ (3,674)

Effect on total of service and interest cost	$ 357	$ (335)

The Company has estimated the following future benefit payments for the years 2007 through 2016:

	Other Benefits	Expected Federal Subsidy
2007	$ 3,074	$ 238
2008	3,186	247
2009	3,300	254
2010	3,386	256
2011	3,416	257
2012 to 2016	$ 17,914	$ 1,214

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

10. FEDERAL INCOME TAXES

In June 2006, the FASB issued FIN 48. FIN 48 establishes a comprehensive reporting model which addresses how a business entity should recognize, measure, present and disclose uncertain tax positions that the entity has taken or plans to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

The Company will file a consolidated return with SLC -U.S. Ops Holdings for the year ended December 31, 2006, as the Company did for the years ended December 31, 2005 and 2004. The Company’s subsidiary, SLNY, will file a stand-alone federal income tax return for the year ended December 31, 2006 as it did for the years 2005 and 2004. A summary of the components of federal income tax expense (benefit) in the Company’s consolidated statements of income for the years ended December 31 is as follows:

	2006	2005	2004
Federal income tax (benefit) expense:
Current	$ (5,897)	$ 11,239	$ (5,331)
Deferred	4,180	28,852	76,683

Total federal income tax (benefit) expense	$ (1,717)	$ 40,091	$ 71,352

Federal income taxes attributable to the Company’s consolidated operations are different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate at 35%. The Company's effective rate differed from the statutory federal income tax rate as follows:

	2006	2005	2004

Federal income tax expense at statutory rate	$ 26,838	$ 60,210	$ 107,446
Low income housing credit	(6,225)	(5,947)	(6,021)
Separate account dividend received deduction	(13,090)	(10,150)	(10,500)
Prior year items, including settlements	(8,396)	(2,802)	(17,351)
Other items	(844)	(1,220)	(2,222)

Federal income tax (benefit) expense	$ (1,717)	$ 40,091	$ 71,352

The deferred income tax asset (liability) represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and (liabilities) as of December 31 were as follows:

	2006	2005
Deferred tax assets:
Actuarial liabilities	$ 128,848	$ 250,818
Net operating loss	7,954	-
Investments, net	146,116	40,866
Other	-	281
Total deferred tax assets	282,918	291,965

Deferred tax liabilities:
Deferred policy acquisition costs	(250,469)	(287,605)
Other	(28,852)	-
Total deferred tax liabilities	(279,321)	(287,605)

Net deferred tax asset	$ 3,597	$ 4,360

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

10. FEDERAL INCOME TAXES (CONTINUED)

The Company makes payments under certain tax sharing agreements as if it were filing as a separate company. The Company made income tax payments of $22.7 million in 2006 and received income tax refunds of $32.0 million in 2005. The Company did not have any net income tax payments for 2004. At December 31, 2006, the Company has $8.0 million of tax benefit on operating loss carryforwards that begin to expire in 2017.

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"), and provisions are made in the consolidated financial statements in anticipation of the results of these audits. In August of 2006 the Company was issued a Revenue Agent’s Report for the tax years 2001 and 2002. The IRS is currently conducting a federal income tax audit of the Company for the tax years 2003 and 2004. In the Company’s opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on the Company’s consolidated financial statements. However, the amounts of these tax liabilities are estimates and could be revised in the future.

11. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses, included within future contract and policy benefits, related to the Company’s group life, group disability insurance and stop loss products is summarized below:

	2006	2005

Balance at January 1	$ 33,141	$ 32,571
Less reinsurance recoverable	(5,886)	(6,381)
Net balance at January 1	27,255	26,190
Incurred related to:
Current year	26,644	23,881
Prior years	(1,294)	(3,143)
Total incurred	25,350	20,738
Paid losses related to:
Current year	(14,881)	(13,860)
Prior years	(6,941)	(5,813)
Total paid	(21,822)	(19,673)

Balance at December 31	36,689	33,141
Less reinsurance recoverable	(5,906)	(5,886)

Net balance at December 31	$ 30,783	$ 27,255

The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustment expenses as new information becomes available and events occur which may impact the resolution of unsettled claims. Changes in prior estimates are recorded in results of operations in the year such changes are made.

As a result of changes in estimates of insured events in prior years, the liability for unpaid claims and claims adjustment expense decreased by $1,294 and $3,143 in 2006 and 2005, respectively. The favorable development experienced in both years was driven mainly by better than expected loss experience in group life.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

12. LIABILITIES FOR CONTRACT GUARANTEES

On January 1, 2004, the Company adopted the AICPA’s SOP 03-1. The major provisions of SOP 03-1 that affect the Company require:

o	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;
o	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC; and
o	Reporting and measuring the Company’s interest in its separate accounts as investments.

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-1 at January 1, 2004, decreased net income and stockholder’s equity by $8.9 million and reduced accumulated other comprehensive income by $2.1 million. The decrease in net income was comprised of an increase in future contract and policy benefits (primarily for variable annuity contracts) of $46.7 million, pretax, an increase in DAC of $29.5 million, pretax, and the recognition of the unrealized gain on investments in separate accounts of $3.5 million, pretax.

The Company offers various guarantees to certain policyholders including a return of no less than (a) total deposits made on the contract adjusted for any customer withdrawals, (b) total deposits made on the contract adjusted for any customer withdrawals plus a minimum return, or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period of an annuity.

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2006:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 16,848,818	$ 1,612,783	66.4
Minimum Income	$ 387,699	$ 56,526	60.0
Minimum Accumulation or Withdrawal	$ 3,068,060	$ 41	61.9

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2005:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 16,316,183	$ 2,126,214	66.1
Minimum Income	$ 385,378	$ 68,802	59.3
Minimum Accumulation or Withdrawal	$ 1,669,284	$ 182	61.2

1 Net amount at risk represents the difference between guaranteed benefits and account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

12. LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the reserve for the GMDB’s and GMIB’s at December 31, 2006:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2006	$ 41,749	$ 3,000	$ 44,749

Benefit Ratio Change / Assumption Changes	(6,594)	(925)	(7,519)
Incurred guaranteed benefits	51,255	383	51,638
Paid guaranteed benefits	(49,242)	(1,153)	(50,395)
Interest	2,755	143	2,898

Balance at December 31, 2006	$ 39,923	$ 1,448	$ 41,371

The following roll-forward summarizes the reserve for the GMDB’s and GMIB’s at December 31, 2005:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2005	$ 28,313	$ 2,422	$ 30,735

Benefit Ratio Change / Assumption Changes	15,205	(172)	15,033
Incurred guaranteed benefits	35,559	560	36,119
Paid guaranteed benefits	(39,308)	-	(39,308)
Interest	1,980	190	2,170

Balance at December 31, 2005	$ 41,749	$ 3,000	$ 44,749

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

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

GMAB’s or GMWB’s are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies and industry standards. The GMAB’s or GMWB’s constituted an asset in the amount of $8.4 million and $0.2 million at December 31, 2006 and 2005, respectively.

Sales Inducements

The Company currently offers enhanced or bonus crediting rates to policyholders on certain of its annuity products. Effective January 1, 2004, upon adoption of SOP 03-1, the expenses associated with offering a bonus are deferred and amortized over the life of the related contract in a pattern consistent with the amortization of DAC. Previously some bonuses were deferred and amortized while others were expensed.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

13. DEFERRED POLICY ACQUISITION COSTS (DAC)

The changes in DAC for the years ended December 31 were as follows:

	2006	2005
Balance at January 1	$ 1,341,377	$ 1,147,181
Acquisition costs deferred	264,648	261,058
Amortized to expense during the year	(391,585)	(226,355)
Adjustment for unrealized investment losses during the year	19,766	159,493
Balance at December 31	$ 1,234,206	$ 1,341,377

14. VALUE OF BUSINESS ACQUIRED (VOBA)

The changes in VOBA for the years ended December 31 were as follows:

	2006	2005
Balance at January 1	$ 53,670	$ 24,130
Amortized to expense during the year	(7,597)	(17,467)
Adjustment for unrealized investment losses during the year	1,671	47,007
Balance at December 31	$ 47,744	$ 53,670

15. SEGMENT INFORMATION

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

Effective January 1, 2006, the Company adopted a new capital allocation methodology for measurement of segment operating results to more closely align with rating agency standards. The changes impact the amount of capital and income on capital that is allocated to the Wealth Management, Individual Protection and Group Protection segments from the Corporate segment.

Wealth Management

The Wealth Management Segment markets, sells and administers individual and group variable annuity products, individual and group fixed annuity products and other retirement benefit products, and funding agreements. These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies. The Company uses derivative instruments to manage the risks inherent in the contract options. Additionally, the Company consolidates the Trust as a component of the Wealth Management Segment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

15. SEGMENT INFORMATION (CONTINUED)

Individual Protection

The Individual Protection Segment markets, sells and administers a variety of life insurance products sold to individuals and corporate owners of life insurance. The products include whole life, universal life and variable life products.

Group Protection

The Group Protection Segment markets, sells and administers group life, long-term disability, short-term disability and stop loss insurance to small and mid-size employers in the State of New York through the Company’s subsidiary, SLNY.

Corporate

The Corporate Segment includes the unallocated capital of the Company, its debt financing, certain consolidated investments in VIEs, and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments:

	Year ended December 31, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 1,386,626	$ 101,447	$ 39,833	$ 100,567	$ 1,628,473
Total expenditures	1,354,554	95,815	35,356	66,068	1,551,793
Income before income tax expense	32,072	5,632	4,477	34,499	76,680

Net income	39,857	3,801	2,910	31,724	78,292

Total assets	$ 41,485,295	$ 5,784,705	$ 78,838	$1,633,710	$ 48,982,548

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

15. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments:

	Year ended December 31, 2005

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 1,342,509	$ 74,535	$ 32,604	$ 110,537	$ 1,560,185
Total expenditures	1,220,198	70,991	32,333	64,636	1,388,158
Income before income tax expense and minority interest	122,311	3,544	271	45,901	172,027

Net income	93,570	2,443	176	36,963	133,152

Total assets	$ 38,631,963	$ 6,005,424	$ 55,319	$1,314,140	$ 46,006,846

	Year ended December 31, 2004

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 1,284,873	$ 65,366	$ 34,908	$ 162,596	$ 1,547,743
Total expenditures	1,054,852	60,785	31,605	93,470	1,240,712
Income before income tax expense, minority interest and cumulative effect of change in accounting principle	230,021	4,581	3,303	69,126	307,031

Net income	166,309	3,118	2,147	49,702	221,276

Total assets	$ 40,961,145	$ 4,111,638	$ 53,131	$1,561,629	$ 46,687,543

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

15. SEGMENT INFORMATION (CONTINUED

As described earlier, effective January 1, 2006, the Company adopted a new capital allocation methodology for measurement of segment operating results to be more closely aligned with rating agency standards. The following provides a summary of the amounts allocated from the Corporate segment to the other segments related to the allocation of income on capital for the years presented:

Year ended December 31, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense and minority interest	$38,474	$5,397	$775	$(44,646)	$-

Year ended December 31, 2005

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense and minority interest	$37,108	$1,429	$62	$(38,899)	$-

Year ended December 31, 2004

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense and minority interest	$31,482	$1,015	$277	$(32,774)	$-

16. REGULATORY FINANCIAL INFORMATION

The Company and its insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on a statutory accounting basis prescribed or permitted by such authorities. Statutory surplus differs from stockholder's equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, policy liabilities are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions, and deferred income taxes are calculated differently. The Company’s statutory financials are not prepared on a consolidated basis.

At December 31, the Company and its insurance subsidiaries’ combined statutory capital and surplus, and net income were as follows:

	Unaudited for the Years ended December 31,
	2006	2005	2004

Statutory capital and surplus	$ 1,610,425	$ 1,778,241	$ 1,822,812
Statutory net income	123,305	140,827	249,010

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

17. DIVIDEND RESTRICTIONS

The Company’s and its insurance company subsidiaries’ ability to pay dividends is subject to certain statutory restrictions. Delaware, New York, and Rhode Island have enacted laws governing the payment of dividends to stockholders by domestic insurers.

Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that a domestic insurer may pay in any twelve-month period without prior approval of the Delaware Commissioner of Insurance is limited to the greater of (i) ten percent of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year. Any dividends to be paid by an insurer from a source other than statutory surplus, whether or not in excess of the aforementioned threshold, would also require the prior approval of the Delaware Commissioner of Insurance. The Company is permitted to pay dividends up to a maximum of $171.2 million in 2007 without prior approval from the Delaware Commissioner of Insurance.

In 2006, the Company’s board of directors approved and the Company paid $300.0 million in dividends to the Parent with the prior approval of the Delaware Commissioner of Insurance. In 2005, the Company’s board of directors approved and the Company paid $200.0 million in dividends to the Parent, consisting of $150.6 million in cash and $49.4 million in notes. In 2004, the Company’s board of Directors approved and the Company paid $150.0 million of cash dividends to the Parent. On December 31, 2004, SCA was distributed in the form of a dividend of $6.6 million to the Parent and became a consolidated subsidiary of SLC - U.S. Ops Holdings.

New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance, where the aggregate amount of such dividends in any calendar year does not exceed the lesser of: (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. No dividends were paid by SLNY during 2006, 2005 or 2004.

Rhode Island law requires prior regulatory approval for any dividend where the amount of such dividend paid during the preceding twelve-month period would exceed the lesser of (i) ten percent of the insurance company’s surplus as of the December 31 next preceding, or (ii) its net gain from operations, not including realized capital gains, for the immediately preceding calendar year, excluding pro rata distributions of any class of the insurance company’s own securities. No dividends were paid by Independence Life during 2006, 2005 or 2004.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

18. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of December 31 were as follows:

	2006	2005	2004
Unrealized gains on available-for-sale securities	$ 38,400	$ 56,493	$ 485,553
Reserve allocation	(9,346)	(22,039)	-
Minimum pension liability adjustment	(1,516)	(2,834)	-
DAC allocation	(2,719)	(12,842)	(172,945)
VOBA allocation	470	(1,201)	(48,208)
Tax effect and other	(11,259)	1,683	(83,762)

Accumulated Other Comprehensive Income	$ 14,030	$ 19,260	$ 180,638

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
(in thousands)
For the years ended December 31, 2006, 2005 and 2004

19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Indemnities

In the normal course of its business, the Company has entered into agreements that include indemnities in favor of third parties, such as contracts with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company’s by-laws. The Company believes any potential liability under these agreements is neither probable nor estimatable. Therefore, the Company has not recorded any associated liability.

Lease Commitments

The Company leases various facilities and equipment under operating leases with terms of up to six years. As of December 31, 2006, minimum future lease payments under such leases were as follows:

2007	$ 5,421
2008	2,554
2009	1,472
2010	1,072
2011	1,031
Total	$ 11,550

Total rental expense for the years ended December 31, 2006, 2005 and 2004 was $7.6 million, $8.5 million and $16.3 million, respectively.

The Company has four noncancelable sublease agreements that expire on March 31, 2008. As of December 31, 2006, the minimum future lease payments under the sublease agreements were as follows:

2007	$ 1,887
2008	293
Total	$ 2,180

20. SUBSEQUENT EVENT

On March 21, 2007, the Parent notified the Partnership that it would redeem the $600 million of 8.526% subordinated debentures and the Partnership notified the Capital Trust, the holders of the $600 million of 8.526% partnership capital securities, that it will use the proceeds from the redemption of the subordinated debentures to redeem the partnership capital securities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

We have audited the accompanying consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2004, the Company adopted the provisions of the American Institute of Certified Public Accountants’ Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 27, 2007

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000’s):

		2006
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 106,585	$ 114,599	$ 119,807	$ 116,823
Net investment income and net realized gains	368,031	349,513	152,142	300,973
Total revenues	474,616	464,112	271,949	417,796

Policyholder and other expenses	382,629	358,071	362,691	448,402
Income (loss) before taxes	91,987	106,041	(90,742)	(30,606)
Net income (loss)	$ 63,661	$ 72,968	$ (47,961)	$ (10,376)

		2005
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 101,962	$ 102,715	$ 105,248	$ 104,332
Net investment income and net realized
Net investment income and net realized gains	301,503	181,720	387,965	274,740
Total revenues	403,465	284,435	493,213	379,072

Policyholder and other expenses	348,571	294,456	341,563	403,568
Income (loss) before taxes	54,894	(10,021)	151,650	(24,496)
Net income (loss)	$ 35,050	$ 3,800	$ 103,274	$ (8,972)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 11. Executive Compensation.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14. Principal Accounting Fees and Services.

For the fiscal years ended December 31, the fees billed to the Company by its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000’s):

Nature of Services	2006	2005
Audit Fees	$ 6,203	$ 3,827
Audit-Related Fees	966	137
Tax Fees	-	-
All Other Fees	39	-

Total	$ 7,208	$ 3,964

Audit Fees

Audit Fees are for professional services rendered by the external auditors for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-Q’s, as well as for services normally provided in connection with statutory and regulatory filings for the last two fiscal years.

Audit-Related Fees

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s annual consolidated financial statements and are not reported under the Audit Fees category above. These services consisted of employee benefit plan audits, internal control reviews and agreed-upon procedures engagements.

Tax Fees

Tax Fees are for tax compliance, tax advice and tax planning. These services consist of tax compliance, including the review of original and amended tax returns, assistance with questions regarding tax audits and refund claims, tax advice in connection with acquisitions and tax planning and advisory services relating to domestic and international taxation. There were no Tax Fees billed in each of the last two fiscal years by the Company’s external auditors.

All Other Fees

In 2006, the Company paid $39,000 for benchmarking services. Other than such fees, there were no other fees billed in each of the last two fiscal years for products and services provided by the Company’s external auditors other than the Audit Fees and Audit-Related Fees described above.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Audit Committee Approval

The Company adopted SLF’s "Policy restricting the use of external auditors" (the "Policy") requiring audit committee pre-approval of services provided by the Company’s external auditors, a copy of which is set out below. All professional services rendered by the external auditors to the Company have been approved by the Company’s Audit Committee in accordance with the Policy in affect at the relevant time. None of the services described in the table above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of SEC Rule 2-01 of Regulation S-X.

Policy restricting the use of  external auditors*

Introduction and purpose
This policy governs all proposals by the Corporation or any of its subsidiaries to engage, as a service provider, the Corporation’s external auditor or any of its affiliates, related businesses or associated persons as defined in the Sarbanes-Oxley Act of 2002 (S-O Act) (collectively referred to as the External Auditor).

Scope and application
This Policy applies to SLF Canada, SLF U.S., SLF Asia, M.F.S., SLF U.K, Enterprise Services and the Corporate Office, including each of the operating subsidiaries, Business Units or other divisions within those Business Groups or Units. This Policy does not currently apply to the Corporation’s joint ventures.

Policy
The External Auditor will normally be engaged to provide audit and audit-related services, including advisory services related to the External Auditor’s audit and audit-related work such as advice pertaining to internal audit, tax, actuarial valuation, risk management, and regulatory and compliance matters, subject to the prohibitions contained in the S-O Act and in any other applicable laws, regulations or rules. Prohibitions are set out in Appendix A.

Each engagement of the External Auditor to provide services will require the approval in advance of the Audit and Conduct Review Committees of Sun Life Financial Inc. and/or Sun Life Assurance Company of Canada, as applicable, and the audit committee of any affected subsidiary that is itself directly subject to the S-O Act. The Audit and Conduct Review Committee may establish procedures regarding the approval process, which will be co-ordinated by the Corporation’s Senior Vice-President, Finance.

The Corporation and its subsidiaries will not employ or appoint as chief executive officer, president, chief financial officer, chief operating officer, general counsel, chief accounting officer, controller, director of internal audit, director of financial reporting, treasurer, appointed actuary or any equivalent position within the Corporation or subsidiary, any person who was, at any time during the previous two years, employed by the External Auditor and who provided any services to the Corporation or any subsidiary.

Personnel of the Corporation and its subsidiaries employed in the key financial reporting oversight roles described in Appendix B shall not use the External Auditor to prepare either their personal tax returns or those of their dependents.

The Corporation’s Senior Vice-President, Finance is responsible for the application and interpretation of this policy, and should be consulted in any case where there is uncertainty regarding whether a proposed service is, or is not, an audit or audit-related service. He/she will revise the Appendices as required, from time to time, to reflect changes in applicable laws, regulations, rules or management roles.

Appendix A - Prohibition on Services
The External Auditor is prohibited from providing the following services:

a)	bookkeeping or other services related to the accounting records or financial statements;
b)	financial information systems design and implementation;
c)	appraisal or valuation services, fairness opinions, or contribution in-kind reports;
d)	actuarial services;
e)	internal audit outsourcing services;
f)	management functions or human resources;
g)	broker or dealer, investment adviser, or investment banking services;
h)	legal services and expert services unrelated to the audit;
i)	any service for which no fee is payable unless a specific result is obtained (contingent fees or commissions);
j)
any non-audit tax services that recommend the Corporation engage in confidential transactions or aggressive tax position transactions, as defined by the U.S. Public Company Accountability Oversight Board; and

k)	any other service that governing regulators or professional bodies determine to be impermissible.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Appendix B - Key Financial Reporting Oversight Roles
The incumbents in the following financial reporting oversight roles are not permitted to use the Corporation’s external auditors to prepare either their personal tax returns or those of their dependents:

▪	Chief Executive Officer
▪	Chief Operating Officer
▪	President
▪	Executive Vice-President and Chief Financial Officer
▪	Executive Vice-President and Chief Legal Officer
▪	Senior Vice-President, Finance
▪	Senior Vice-President and Chief Actuary
▪	Vice-President and Chief Accountant
▪	Vice-President and Chief Auditor
▪	Vice-President, Corporate Capital
▪	Vice-President, Tax
▪	Assistant Vice-President, Financial Reporting Standards

The comparable positions in subsidiaries are similarly prohibited from using the Corporation’s external auditors for either their own or their dependents’ personal tax returns.

* In this policy, the term "Corporation" refers to Sun Life Financial Inc.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial statements (set forth in Item 8):

- Consolidated Statements of Income for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004.

- Consolidated Balance Sheets at December 31, 2006 and December 31, 2005.

- Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004.

- Consolidated Statements of Stockholder’s Equity for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004.

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE I
SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2006
(in 000’s)

			Balance sheet
	Cost	Value	Amount
Available-for-sale fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 4,415,712	$ 4,395,122	$ 4,395,122
Foreign Government & Agency Securities	79,319	82,548	82,548
States & Political Subdivisions	495	527	527
U.S. Treasury & Agency Securities	307,580	306,190	306,190
Total Non-Corporate	4,803,106	4,784,387	4,784,387

Corporate securities:
Basic Industry	204,355	205,390	205,390
Capital Goods	520,338	527,872	527,872
Communications	1,163,026	1,159,098	1,159,098
Consumer Cyclical	1,051,633	1,033,161	1,033,161
Consumer Noncyclical	364,459	370,004	370,004
Energy	350,930	353,609	353,609
Finance	3,201,774	3,211,756	3,211,756
Industrial Other	228,442	235,259	235,259
Technology	22,779	22,284	22,284
Transportation	307,542	312,502	312,502
Utilities	1,405,066	1,422,651	1,422,651
Total Corporate	8,820,344	8,853,586	8,853,586
Total available-for-sale fixed maturities	$ 13,623,450	$ 13,637,973	$ 13,637,973

Trading fixed maturities:
Asset Backed and Mortgage Backed Securities	$ 353,571	$ 353,943	$ 353,943
Foreign Government & Agency Securities	40,274	40,832	40,832
U.S. Treasury & Agency Securities	796	806	806
Total Non-Corporate	394,641	395,581	395,581

Corporate securities:
Basic Industry	8,237	8,833	8,833
Capital Goods	71,060	71,600	71,600
Communications	735,753	736,054	736,054
Consumer Cyclical	279,856	278,934	278,934
Consumer Noncyclical	159,221	158,953	158,953
Energy	20,620	23,008	23,008
Finance	1,742,731	1,749,971	1,749,971
Industrial Other	55,950	55,516	55,516
Transportation	48,887	50,088	50,088
Utilities	321,776	327,515	327,515
Total Corporate	3,444,091	3,460,472	3,460,472
Total trading fixed maturities	$ 3,838,732	$ 3,856,053	$ 3,856,053

Mortgage loans on real estate	$ 2,273,176	$ 2,267,327	$ 2,273,176
Real estate	186,891	186,891	186,891
Derivative instruments	653,854	653,854	653,854
Limited partnerships	193,728	193,728	193,728
Other invested assets	950,226	950,226	950,226
Policy loans	709,626	709,626	709,626
Total investments	$ 22,429,683	$ 22,455,678	$ 22,461,527

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in 000’s)

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Other Policy Claims and Benefits Payable(1)

Wealth Management
2006	$ 1,126,222	$ 19,508,867	$ 17,572
2005	1,264,276	18,864,933	19,027

Group Protection
2006	$ -	$ 41,184	$ 4,141
2005	-	36,552	3,434

Individual Protection
2006	$ 107,984	$ 628,684	$ 10,827
2005	77,101	535,390	3,385

Corporate
2006	$ -	$ -	$ -
2005	-	-	-

Segment	Net Investment Income (Loss) (2)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs And Value of Business Acquired	Interest and Other Operating Expenses

Wealth Management
2006	$ 1,069,209	$ 738,096	$ 394,060	$ 222,398
2005	981,092	780,718	232,540	206,940
2004	1,010,069	774,653	78,696	201,503

Group Protection
2006	$ 3,139	$ 25,482	$ -	$ 9,874
2005	2,253	20,690	-	11,643
2004	1.794	21,955	-	9,650

Individual Protection
2006	$ 33,721	$ 26,798	$ 5,122	$ 63,896
2005	20,862	23,107	11,281	36,603
2004	15,659	18,211	4,180	38,394

Corporate
2006	$ 100,012	$ -	$ -	$ 66 068
2005	108,322	-	-	64,636
2004	106,735	-	-	93,470

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses.

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE IV
REINSURANCE
(in 000’s)

Ceded to
	Gross	Other	Net
	Amount	Companies	Amount

2006
Life Insurance in Force	$ 43,852,486	$ 26,730,547	$ 17,121,939

Premiums
Life Insurance	$ 45,771	$ 2,049	$ 43,722
Accident and Health	15,942	472	15,470
Total Premiums	$ 61,713	$ 2,521	$ 59,192

2005
Life Insurance in Force	$ 39,084,669	$ 24,151,998	$ 14,932,671

Premiums
Life Insurance	$ 42,119	$ 906	$ 41,213
Accident and Health	12,796	2,027	10,769
Total Premiums	$ 54,915	$ 2,933	$ 51,982

2004
Life Insurance in Force	$ 35,423,849	$ 22,577,926	$ 12,845,923

Premiums
Life Insurance	$ 47,015	$ 1,921	$ 45,094
Accident and Health	15,924	2,198	13,726
Total Premiums	$ 62,939	$ 4,119	$ 58,820

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.

3.1	Certificate of Incorporation, as amended through March 24, 2004, (Incorporated by reference to Registrant's Form 10-K, File No. 333-82824, filed on March 29, 2004);

3.2	By-laws, as amended March 19, 2004 (Incorporated by reference to Registrant’s Form 10-K, File No. 33-82824, filed on March 29, 2004)

4.1
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83256, filed on February 22, 2002)

4.2
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83364, filed on February 25, 2002)

4.3
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the to Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-74844, filed on December 10, 2001)

4.4
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 5 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No 33-41628, filed on April 28, 1998)

4.5
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 9 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 33-41628, filed on March 2, 1998)

4.6
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83362, filed on February 25, 2002)

4.7
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. No. 333-37907, filed on October 14, 1997)

4.8
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-41438, filed on September 25, 2000)

4.9
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. No. 333-05227, filed on April 10, 1998)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K (continued):

4.10
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-30844, filed on June 9, 2000)

4.12
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-82957, filed September 29, 1999)

4.13
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-31248, filed June 14, 2000)

4.14
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-74972, filed on December 12, 2001)

4.15
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 9 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 33-29852, filed on April 16, 1998)

4.16
Group Contract Form No. DIA(1); Certificate Form No. DIA(1)/CERT; and Individual Contract Form No. DIA(1)/IND (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement of Keyport Life Insurance Company on Form S-1, File No. 333-13609, filed on or about February 7, 1997)

4.17
Group Contract Form No. MVA(1) and Certificate Form No. VA(1)/CERT (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement of Keyport Life Insurance Company on Form S-1, File No. 333-1783, filed on August 2, 1996)

10.1
Terms Agreement, dated as of June 3, 2005, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on June 9, 2005)

10.2
Purchase Agreement, dated as of November 11, 2004, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on June 9, 2005)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K (continued):

10.3
Terms Agreement, dated as of June 29, 2005, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on July 6, 2005)

10.4
Terms Agreement, dated as of May 17, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding II, L.P., Sun Life Financial Global Funding II, U.L.C., Sun Life Financial Global Funding II, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on May 25, 2006)

10.5
Purchase Agreement, dated as of May 17, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding II, L.P., Sun Life Financial Global Funding II, U.L.C., Sun Life Financial Global Funding II, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on May 25, 2006)

10.6
Terms Agreement, dated as of September 12, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding III, L.P., Sun Life Financial Global Funding III, U.L.C., Sun Life Financial Global Funding III, L.L.C., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets, LLC (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on September 15, 2006)

10.7
Purchase Agreement, dated as of September 5, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding III, L.P., Sun Life Financial Global Funding III, U.L.C., Sun Life Financial Global Funding III, L.L.C., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets, LLC (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on September 15, 2006)

10.8
Terms Agreement, dated as of September 21, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding III, L.P., Sun Life Financial Global Funding III, U.L.C., Sun Life Financial Global Funding III, L.L.C., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets, LLC (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on September 26, 2006)

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

By:	/s/ Robert C. Salipante
Robert C. Salipante
President

Date:	March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Robert C. Salipante	President and Director	March 27, 2007
Robert C. Salipante	(Principal Executive Officer)

/s/ Ronald H. Friesen	Senior Vice President and Chief Financial Officer	March 27, 2007
Ronald H. Friesen	and Treasurer and Director
(Principal Financial Officer)

/s/ Michael K. Moran	Vice President, Chief Accounting Officer	March 27, 2007
Michael K. Moran	and Controller
(Chief Accounting Officer)

/s/ Donald A. Stewart	Director	March 27, 2007
Donald A. Stewart

/s/ Thomas A. Bogart	Director	March 27, 2007
Thomas A. Bogart

/s/ Scott M. Davis	Senior Vice President and General Counsel	March 27, 2007
Scott M. Davis	and Director

/s/ Mary Fay	Senior Vice President and General Manager,	March 27, 2007
Mary Fay	Annuities and Director

/s/ Richard P. McKenney	Director	March 27, 2007
Richard P. McKenney

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

The registrant is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc. and does not send annual reports or proxy material to its sole security holder.