Form 10-Q
period 2007-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2007-05-14
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended March 31, 2007
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, and 333-139387-01

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

Registrant has 6,437 shares of common stock outstanding on May 14, 2007, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2007
TABLE OF CONTENTS

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

For the three months ended March 31,

	Unaudited
	2007	2006

Revenues

Premiums and annuity considerations	$ 14,650	$ 15,138
Net investment income	306,667	243,580
Net derivative (loss) income	(8,965)	124,528
Net realized investment gains (losses)	5,615	(77)
Fee and other income	111,670	91,447

Total revenues	429,637	474,616

Benefits and Expenses

Interest credited	166,410	157,625
Interest expense	35,666	31,274
Policyowner benefits	37,738	35,637
Amortization of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA")	74,775	105,275
Other operating expenses	69,156	52,818

Total benefits and expenses	383,745	382,629

Income before income tax expense	45,892	91,987

Income tax expense	10,568	28,326

Net income	$ 35,324	$ 63,661

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
ASSETS	March 31, 2007	December 31, 2006
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $13,326,643 and $13,623,450 in 2007 and 2006, respectively)	$13,363,938	$13,637,973
Trading fixed maturities at fair value (amortized cost of $3,458,405 and $3,838,732 in 2007 and 2006, respectively)	3,484,880	3,856,053
Subordinated note from affiliate held-to-maturity (fair value of $625,596 and $630,751 in 2007 and 2006, respectively)	600,000	600,000
Mortgage loans	2,331,894	2,273,176
Derivative instruments - receivable	550,976	653,854
Limited partnerships	178,898	193,728
Real estate	202,097	186,891
Policy loans	710,495	709,626
Other invested assets	873,532	950,226
Cash and cash equivalents	900,785	578,080
Total investments and cash	23,197,495	23,639,607

Accrued investment income	301,692	291,218
Deferred policy acquisition costs	1,222,164	1,234,206
Value of business acquired	43,934	47,744
Deferred federal income taxes	38,053	3,597
Goodwill	701,451	701,451
Receivable for investments sold	101,045	33,241
Reinsurance receivable	1,808,151	1,817,999
Other assets	140,958	153,230
Separate account assets	21,920,245	21,060,255

Total assets	$49,475,188	$48,982,548

LIABILITIES

Contractholder deposit funds and other policy liabilities	$19,130,622	$19,428,625
Future contract and policy benefits	744,119	750,112
Payable for investments purchased	150,262	218,465
Accrued expenses and taxes	141,387	144,695
Debt payable to affiliates	1,325,000	1,325,000
Partnership capital securities	620,615	607,826
Reinsurance payable to affiliate	1,601,519	1,605,626
Derivative instruments - payable	162,839	160,504
Other liabilities	1,129,222	1,178,086
Separate account liabilities	21,920,245	21,060,255

Total liabilities	46,925,830	46,479,194

Commitments and contingencies - Note 5

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value - 10,000 shares authorized; 6,437 shares issued and outstanding	$6,437	$6,437
Additional paid-in capital	2,143,980	2,143,408
Accumulated other comprehensive income	18,962	14,030
Retained earnings	379,979	339,479

Total stockholder’s equity	2,549,358	2,503,354

Total liabilities and stockholder’s equity	$49,475,188	$48,982,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

For the three months ended March 31,

	Unaudited
	2007	2006

Net income	$ 35,324	$ 63,661
Other comprehensive loss:

Net change in unrealized holding gains (losses) on available- for-sale securities, net of tax and policyholder amounts (1)	4,140	(99,175)

Minimum pension liability adjustment, net of tax (2)	-	1,289

Reclassification adjustments of realized investment losses into net income, net of tax (3)	792	6,373
Other comprehensive income (loss)	4,932	(91,513)

Comprehensive income (loss)	$ 40,256	$ (27,852)

(1)	Net of tax expense (benefit) of $3.0 million and $(53.4) million for the three months ended March 31, 2007 and 2006, respectively.
(2)	Net of tax expense of $0.7 million for the three months ended March 31, 2006.
(3)	Net of tax benefit of $0.4 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)
For the three months ended March 31, 2007 and 2006
Unaudited

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2005	$6,437	$2,138,880	$19,260	$561,187	$2,725,764

Net income				63,661	63,661
Tax benefit from stock options		2,084			2,084
Other comprehensive loss			(91,513)		(91,513)

Balance at March 31, 2006	$6,437	$2,140,964	$(72,253)	$624,848	$2,699,996

Balance at December 31, 2006	$6,437	$2,143,408	$14,030	$339,479	$2,503,354

Cumulative effect of accounting changes, net of tax				5,176	5,176
Net income				35,324	35,324
Tax benefit from stock options		572			572
Other comprehensive income			4,932		4,932

Balance at March 31, 2007	$6,437	$2,143,980	$18,962	$379,979	$2,549,358

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the three months ended March 31,

	Unaudited
	2007	2006

Cash Flows From Operating Activities:
Net income	$ 35,324	$ 63,661
Adjustments to reconcile net income to net cash provided by
operating activities:
Net amortization of premiums on investments	11,572	21,771
Amortization of DAC and VOBA	74,775	105,275
Depreciation and amortization	1,201	1,330
Non cash derivative activity	7,012	(137,607)
Net realized (gains) losses on investments	(5,615)	77
Net unrealized (gains) losses on trading investments	(9,154)	24,922
Net realized gains on trading investments	(5,659)	-
Net change in unrealized and undistributed losses (gains) in private
equity limited partnerships	2,915	(1,126)
Interest credited to contractholder deposits	166,410	157,625
Deferred federal income taxes	3,439	53,649
Changes in assets and liabilities:
Deferred acquisition cost additions	(71,353)	(63,026)
Accrued investment income	(10,474)	(22,684)
Future contract and policy benefits	(7,813)	(5,297)
Other, net	11,907	9,801
Net sales of trading fixed maturities	386,227	17,678

Net cash provided by operating activities	590,714	226,049

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	1,033,087	1,403,174
Mortgage loans	53,473	50,906
Other invested assets	159,929	47,215
Purchases of:
Available-for-sale fixed maturities	(851,472)	(987,751)
Mortgage loans	(112,222)	(105,822)
Real estate	(16,316)	(292)
Other invested assets	(16,663)	(321,616)
Net changes in other investing activities	(75,741)	299,042
Net change in policy loans	(869)	3,215

Net cash provided by investing activities	$ 173,206	$ 388,071

Continued on next page
The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the three months ended March 31,

	Unaudited
	2007	2006

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$ 478,042	$ 388,218
Withdrawals from contractholder deposit funds	(919,829)	(908,912)
Other, net	572	2,084

Net cash used in financing activities	(441,215)	(518,610)

Net change in cash and cash equivalents	322,705	95,510

Cash and cash equivalents, beginning of period	578,080	347,654

Cash and cash equivalents, end of period	$ 900,785	$ 443,164

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

The Company is a stock life insurance company incorporated under the laws of Delaware. The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. (the "Parent"). The Company is also an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. As of March 31, 2007, the Company owned directly or indirectly all of the outstanding shares or member interests of SLNY; Sun Life of Canada (U.S.) SPE 97-I, Inc.; Clarendon Insurance Agency, Inc.; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Independence Life and Annuity Company; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC and Sun Life of Canada (U.S.) Holdings General Partner LLC (the "General Partner").

The General Partner is the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I (the "Partnership") and, as a result, the Partnership is consolidated with the results of the Company. The Partnership was organized to purchase subordinated debentures issued by the Parent, and to issue partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I (the "Capital Trust").

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

BASIS OF PRESENTATION (continued)

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "Trust"), whereby the Company is the sole beneficiary of the Trust. As of March 31, 2007, total assets and liabilities of the Trust were $55.8 million and $1.2 million, respectively.

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

All intercompany transactions with subsidiaries have been eliminated in consolidation.

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

ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 159 may have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACCOUNTING PRONOUNCEMENTS (continued)

Adoption of New Accounting Pronouncements

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

The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $5.2 million in the liability for unrecognized tax benefits ("UTBs") and related net interest, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the decrease in liability noted above, the Company’s UTBs totaled $45.1 million. Of this total, $3.8 million represents the amount of UTBs that, if recognized, would favorably affect the effective income tax rate in future periods, exclusive of any related interest. In addition, consistent with the provisions of FIN 48, the Company reclassified $41.3 million of income taxes from deferred tax liabilities to accrued expenses and taxes.

The Company files federal income tax returns and income tax returns in various state and local jurisdictions. With few exceptions, the Company is no longer subject to examinations by the tax authorities in these jurisdictions for tax years before 2001. In August 2006, the Internal Revenue Service ("IRS") issued the Company a Revenue Agent’s Report for the tax years 2001 and 2002. The Company is currently at the Appeals Division of the IRS ("Appeals") with respect to the tax years 2001 and 2002. In the first quarter of 2007, the IRS commenced an examination of the Company’s U.S. federal income tax returns for tax years 2003 and 2004. This examination is anticipated to be completed by August 1, 2008.

While the final outcome of the ongoing IRS examinations is not yet determinable, the Company does not believe that any adjustments would be material to its financial position. It is reasonably possible that the total amount of UTBs will significantly increase or decrease within twelve months of the reporting date, as a settlement with Appeals relating to the 2001 and 2002 tax years could occur. It is reasonably possible that UTBs for the Separate Account Dividends Received Deduction could decrease by as much as $3.8 million plus related gross interest of $1.0 million.

The Company has elected on a prospective basis, with the adoption of FIN 48, to recognize interest and penalties accrued related to UTBs in interest expenses. The Company had accrued $10.8 million of gross interest as of January 1, 2007. During the period ending March 31, 2007 the company recognized an additional $1.4 million in gross interest related to UTBs. The Company has not accrued any penalties.

In addition, the Company’s UTBs at March 31, 2007 did not change due to examination settlements with taxing authorities and did not change due to expiration of the applicable statute of limitations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". The Company began applying SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The adoption of SFAS No. 155 on January 1, 2007 did not have an effect on the Company’s consolidated financial condition and results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACCOUNTING PRONOUNCEMENTS (continued)

Adoption of New Accounting Pronouncements (continued)

In September 2005, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. The adoption of SOP 05-1 on January 1, 2007 did not have a material effect on the Company’s consolidated financial condition and results of operation.

2. TRANSACTIONS WITH AFFILIATES

Below is a summary of the affiliated transactions for those affiliates that are not consolidated with the Company.

The Company has an agreement with Sun Life Assurance Company of Canada ("SLOC") which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses and reimbursements under this agreement amounted to approximately $11.6 million and $15.2 million for the three months ended March 31, 2007 and 2006, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested. Expenses and reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $56.3 million and $51.3 million for the three months ended March 31, 2007 and 2006, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 31, 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term which is ending. Under these leases, the Company received rent of $2.7 million for the three months ended March 31, 2007 and 2006, respectively.

The Company did not make any dividend payments during the three months ended March 31, 2007 and 2006.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company ("MFS"), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $5.6 and $5.8 million for the three months ended March 31, 2007 and 2006, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC ("SCA") under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company. Amounts received under this agreement amounted to approximately $0.4 million for each of the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007 and 2006, the Company paid $4.0 million and $4.2 million in investment management services fees to SCA, a registered investment adviser.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

The Company recorded a tax benefit of $0.6 million and $2.1 million through paid-in-capital for SLF stock options issued to employees of the Company for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007 and 2006, the Company had a $460.0 million promissory note issued to Sun Life (Hungary) Group Financing Limited Company ("Sun Life (Hungary) LLC"). The Company pays interest semi-annually to Sun Life (Hungary). Total interest incurred was $6.6 million for each of the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007 and 2006, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc. The Company incurred $10.6 million in interest expense on these surplus notes for each of the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007 and 2006, the Company, through the Partnership, had $600.0 million of 8.526% partnership capital securities issued to the Capital Trust. The Company expensed $12.8 million for interest on these partnership capital securities for each of the three months ended March 31, 2007 and 2006, respectively. Refer to note 9.

At March 31, 2007 and 2006, the Company, through the Partnership, owned $600.0 million of 8.526% subordinated notes issued the Parent. Interest earned on these notes was $12.8 million for each of the three months ended March 31, 2007 and 2006, respectively. Refer to note 9.

In September 2006, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding III, L.L.C. (the "LLC III"). Total interest credited for these funding agreements was $12.8 million for the three months ended March 31, 2007. The Company also issued a $100 million floating rate demand note payable to the LLC III on September 19, 2006. The Company expensed $1.4 million for interest on this demand note for the three months ended March 31, 2007.

In May 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (the "LLC II"). Total interest credited for this funding agreement was $12.6 million for the three months ended March 31, 2007. The Company also issued a $100 million floating rate demand note payable to the LLC II on May 24, 2006. The Company expensed $1.4 million for interest on this demand note for the three months ended March 31, 2007.

In June 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. (the "LLC"). Total interest credited for these funding agreements was $12.8 million and $11.0 million for the three months ended March 31, 2007 and 2006, respectively. The Company also issued a $100.0 million floating rate demand note payable to the LLC on June 10, 2005. The Company expensed $1.4 million and $1.2 million for interest on this demand note for the three months ended March 31, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

During the three months ended March 31, 2007 and 2006, the Company paid $7.0 million and $4.2 million, respectively, in commission fees to Independent Financial Marketing Group, Inc.

During the three months ended March 31, 2007 and 2006, the Company paid $6.7 million and $5.9 million, respectively, in commission fees to Sun Life Financial Distributors, Inc. ("SLFD"). The Company also has an agreement with SLFD and the Parent whereby the Parent provides expense reimbursements to the Company for administrative services provided by the Company to SLFD. The Company received reimbursement of $0.6 million for the three months ended March 31, 2007 related to this agreement. In addition, the Company received fee income for administrative services provided to SLFD of $0.7 million for the three months ended March 31, 2006.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. ("SLISC") under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business. Expenses under this agreement amounted to approximately $3.2 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited ("SLISIL") under which SLISIL provides various insurance related and information systems services to the Company. Expenses under this agreement amounted to approximately $5.7 million and $4.6 million for the three months ended March 31, 2007 and 2006, respectively.

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

Group Protection

The Group Protection Segment markets, sells and administers group life, group long-term disability, group short-term disability and group stop loss insurance products to small and mid-size employers in the State of New York through the Company’s subsidiary, SLNY.

Corporate

The Corporate Segment includes the unallocated capital of the Company, its debt financing, its consolidated investments in variable interest entities ("VIEs"), and items not otherwise attributable to the other segments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments (in 000’s):
	Three months ended March 31, 2007

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 366,685	$ 35,127	$ 11,207	$ 16,618	$ 429,637
Total benefits and expenses	314,789	36,748	13,117	19,091	383,745
Income (loss) before income tax expense (benefit)	51,896	(1,621)	(1,910)	(2,473)	45,892
Net income (loss)	$ 37,923	$ (1,019)	$ (1,241)	$ (339)	$ 35,324

	Three months ended March 31, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 427,036	$ 20,178	$ 9,645	$ 17,757	$ 474,616
Total benefits and expenses	335,729	18,213	9,969	18,718	382,629
Income (loss) before income tax expense (benefit)	91,307	1,965	(324)	(961)	91,987
Net income (loss)	$ 62,199	$ 1,277	$ (210)	$ 395	$ 63,661

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. REINSURANCE

The Wealth Management Segment manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.6 billion as of March 31, 2007 and 2006, respectively. This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $25.8 million and $34.2 million for the three months ended March 31, 2007 and 2006, respectively. The reduction of net investment income resulting from interest paid on funds withheld includes the impact from net investment income, net derivative (loss) income and net realized investment gains. The Company also reduced interest credited by $17.8 million and $19.6 million for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company also increased net investment income relating to an experience rating refund under the reinsurance agreement by $3.2 million and $3.3 million for the three months ended March 31, 2007 and 2006, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. RETIREMENT PLANS

The following table sets forth the components of the Company’s net periodic pension cost for the three months ended March 31 (in 000’s):

	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 1,027	$ 245	$ 1,398	$ 328
Interest cost	3,939	682	3,360	742
Expected return on plan assets	(5,469)	-	(5,418)	-
Amortization of transition obligation asset	(523)	-	(523)	-
Amortization of prior service cost	84	(132)	69	(132)
Recognized net actuarial (gains) loss	(27)	228	41	363
Net periodic (benefit) cost	$ (969)	$ 1,023	$ (1,073)	$ 1,301
The Company’s share of net periodic benefit (benefit) cost	$ (969)	$ 868	$ (1,073)	$ 1,117

Prior to 2006, the Company participated in the staff nonqualified pension plan (the "UBF plan") which was sponsored by SLOC, an affiliate, and expensed the portion of the plan cost that was allocated to the Company. Effective January 1, 2006, the plan was divided, with the Company taking over its pro rata share of pension benefit obligation ("PBO").

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at March 31, 2007 (in 000’s):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	$ 16,989,263	$ 1,542,712	67.2
Minimum income	$ 385,540	$ 53,927	60.1
Minimum accumulation and withdrawal	$ 3,474,227	$ 1,792	62.7
1 Net amount at risk represents the difference between guaranteed benefits and account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. LIABILITIES FOR CONTRACT GUARANTEES (continued)

The following roll-forward summarizes the reserve for the Company’s guaranteed minimum death and income benefits at March 31, 2007 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2007	$ 39,923	$ 1,448	$ 41,371

Benefit ratio change / Assumption changes	511	1,135	1,646
Incurred guaranteed benefits	6,462	80	6,542
Paid guaranteed benefits	(6,591)	(1,673)	(8,264)
Interest	467	10	477

Balance at March 31, 2007	$ 40,772	$ 1,000	$ 41,772

The following summarizes the reserve for the Company’s guaranteed minimum death and income benefits at March 31, 2006 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2006	$ 41,749	$ 3,000	$ 44,749

Benefit ratio change / Assumption changes	(5,133)	(214)	(5,347)
Incurred guaranteed benefits	12,870	162	13,032
Paid guaranteed benefits	(12,422)	-	(12,422)
Interest	822	52	874

Balance at March 31, 2006	$ 37,886	$ 3,000	$ 40,886

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. LIABILITIES FOR CONTRACT GUARANTEES (continued)

Guaranteed minimum accumulation benefits ("GMABs") and withdrawal benefits ("GMWBs") are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies and industry standards. The net balance of GMABs and GMWBs constituted an asset in the amount of $12.6 million and $8.4 million at March 31, 2007 and December 31, 2006, respectively.

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

9. SUBSEQUENT EVENT

Effective May 6, 2007, the Parent redeemed the $600 million of 8.526% subordinated debentures and paid the Partnership a premium of $25.6 million. Also effective May 6, 2007, the Partnership redeemed the $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust. The redemption had no impact on the Company’s net income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) ("the Company"), elects to omit the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Consolidated Statements of Income between the three months ended March 31, 2007 and March 31, 2006.

CAUTIONARY STATEMENT

This Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market and interest rate risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

●	Heightened competition, particularly in terms of price, product features and distribution capability, which could constrain the Company’s growth and profitability.

●	Changes in interest rates and market conditions.

●	Regulatory and legislative developments.

●	Developments in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs ("DAC"), the value of business acquired ("VOBA"), derivative instruments, the fair value of financial instruments, policy liabilities and accruals, other-than-temporary impairments of investments and goodwill. In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the Company’s critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Result of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to the three months ended March 31, 2006:

Net Income

The Company’s net income was $35.3 million and $63.7 million for the three months ended March 31, 2007 and 2006, respectively. Income before income taxes was $45.9 million and $92.0 million for the three months ended March 31, 2007 and 2006, respectively. The significant changes are described below.

REVENUES

Total revenues were $429.6 million and $474.6 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $45.0 million was primarily due to the following:

Premium and annuity considerations - were $14.7 million and $15.1 million for the three months ended March 31, 2007 and 2006, respectively. The $0.4 million decrease is primarily attributed to a $1.9 million decrease in annuity premiums offset by a $1.1 million increase in group disability and $0.4 million increase in stop loss premiums.

Net investment income - was $306.7 million and $243.6 million for the three months ended March 31, 2007 and 2006, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $294.7 million and $271.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $23.4 million during 2007, as compared to 2006, was the result of a higher average investment yield of $11.2 million and an increase in average invested assets of $12.3 million. Investment income (loss) related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $11.9 million and $(27.7) million for the three months ended March 31, 2007 and 2006, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net derivative (loss) income - was $(9.0) million and $124.5 million for the three months ended March 31, 2007 and 2006, respectively. Derivative gains in 2006 primarily represent fair value changes of interest rate swaps resulting from increasing interest rates and the net interest received or paid on swap agreements. Generally, as interest rates rise, the market value of the Company's interest rate swaps increases. This is due to the fact that in most instances the Company is paying a fixed interest rate and receiving a floating rate on the swaps.

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

Net derivative (loss) income consisted of the following (in 000’s):

	Three months ended March 31,
	2007	2006
Net income (expense) on swap agreements	$ 2,175	$ (9,973)
Change in fair value of swap agreements (interest rate, currency, and equity)	(23,650)	131,256
Change in fair value of options, futures and embedded derivatives	12,510	3,245

Total derivative (loss) income	$ (8,965)	$ 124,528

Net realized investment gains (losses) - were $5.6 million and $(0.08) million for the three months ended March 31, 2007 and 2006, respectively. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $1.4 million for the three months ended March 31, 2006. The Company did not incur any write-downs of fixed maturities of other-than-temporary impairments during the three months ended March 31, 2007.

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances, surrender charges and other income. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $68.6 million and $63.0 million for the three months ended March 31, 2007 and 2006, respectively. Variable product fees represented 1.28% and 1.30% of the average variable annuity separate account balances for the three months ended March 31, 2007 and 2006, respectively. Average separate account assets were $21.5 billion and $19.4 billion for the three months ended March 31, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances. Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract. Total surrender charges were $5.4 million and $7.0 million for the three months ended March 31, 2007 and 2006, respectively.

Other income represents fees charged for the cost of insurance, revenue sharing and administrative service fees. Other income was $37.7 million and $21.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase in other income is due primarily to increased sales of bank-owned life insurance ("BOLI") for the three months ended March 31, 2007, growth in in-force business and increased revenue sharing and other fees.

BENEFITS AND EXPENSES

Total benefits and expenses were $383.7 million and $382.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $1.1 million was primarily due to the following:

Interest credited - to policyholders was $166.4 million and $157.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $8.8 million was the result of a higher average interesting rate of $5.0 million and an increase in average policyholder balances of $3.8 million.

Interest expense - was $35.7 million and $31.3 million for the three months ended March 31, 2007 and 2006, respectively. The $4.4 million increase in interest expense was primarily due to $2.8 million in interest related to the two $100 million floating rate demand notes that the Company issued on September and May 2006. The increase was also due to $1.4 million interest expense related to the adoption of the Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007.

Policyholder benefits - were $37.7 million and $35.6 million for the three months ended March 31, 2007 and 2006, respectively. The $2.1 million increase in 2007 compared to 2006 was primarily due to a $3.9 million increase in annuity payments and surrender benefits, a $1.8 million increase in health benefits and a $0.6 million increase in death benefits, offset by a $4.1 million decrease in reserves.

Other operating expenses - were $69.1 million and $52.8 million for the three months ended March 31, 2007 and 2006, respectively. The $16.3 million increase in 2007 compared to 2006 was primarily due to a $9.7 million increase in premium tax from higher BOLI sales and $6.6 million increase in other operating expenses and commissions.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $71.7 million and $103.1 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, DAC amortization included a decrease of $11.6 million resulting from updates to profitability projections due to actual changes in policies in force. For the three months ended March 31, 2006, DAC amortization included an increase of $34.5 million resulting from updates to profitability projections due to changes in policy lapse assumptions. Increased actual gross profits also contributed to the additional amortization of DAC for the three months ended March 31, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

Amortization of VOBA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $3.1 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, VOBA amortization included a decrease of $1.2 million resulting from updates to profitability projections due to actual changes in policies in force. Additionally, increased actual gross profits contributed to the additional amortization of VOBA for the three months ended March 31, 2007. The 2006 amortization expense did not include any adjustments related to changes in assumptions.

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

The segment’s principal products are described below:

Fixed Annuities - Fixed annuity products are primarily single premium deferred annuities ("SPDAs"). An SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term and is reset annually thereafter, subject to a guaranteed minimum rate.

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

In September 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (the "LLC III"), an affiliate. Total interest credited for these funding agreements was $12.8 million for the three months ended March 31, 2007. The Company also issued a $100 million floating rate demand note payable to the LLC III on September 19, 2006. The Company expensed $1.4 million for interest on this demand note for the three months ended March 31, 2007.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (the "LLC II"), an affiliate. Total interest credited for this funding agreement was $12.6 million for the three months ended March 31, 2007. The Company also issued a $100 million floating rate demand note payable to the LLC II on May 24, 2006. The Company expensed $1.4 million for interest on this demand note for the three months ended March 31, 2007.

Other - The Wealth Management Segment currently manages a closed block of single premium whole life ("SPWL") insurance policies a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.6 billion as of March 31, 2007 and 2006, respectively. This entire block of business is reinsured on a funds withheld basis with Sun Life Assurance Company of Canada, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $25.8 million and $34.2 million, and interest credited by $17.8 million and $19.6 million for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement, by $3.2 million and $3.3 million for the three months ended March 31, 2007 and 2006, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "Trust"), whereby the Company is the sole beneficiary of the Trust. As of March 31, 2007, total assets and liabilities of the Trust were $55.8 million and $1.2 million, respectively. As the sole beneficiary of the Trust, the Company is required to consolidate the Trust under the requirements of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Accordingly, the assets and liabilities of the Trust are included in the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

The following is a summary of operations for the Wealth Management Segment for the three months ended
March 31 (in 000’s):

	2007	2006
Total revenues	$ 366,685	$ 427,036
Total benefits and expenses	314,789	335,729
Income before income tax expense	51,896	91,307

Net Income	$ 37,923	$ 62,199

Pre-tax income was $51.9 million and $91.3 million for the three months ended March 31, 2007 and 2006, respectively. The significant changes are described below.

REVENUES

Total revenues were $366.7 million and $427.0 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $60.3 million was primarily due to the following:

Net investment income - was $281.6 million and $217.1 million for the three months ended March 31, 2007 and 2006, respectively. Investment income, excluding the mark to market of the trading portfolio and partnership income, was $266.8 million and $246.0 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $20.8 million during 2007, as compared to 2006, was the result of a higher average investment yield of $22.9 million offset by a decrease in average invested assets of $2.1 million. Investment income (loss) related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $14.8 million and $(28.9) million for the three months ended March 31, 2007 and 2006, respectively. The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net derivative (loss) income - was $(8.5) million and $124.4 million for the three months ended March 31, 2007 and 2006, respectively.

Net derivative (loss) income for the Wealth Management Segment for the three months ended March 31 consisted of the following (in 000’s):

	2007	2006
Net income (expense) on swap agreements	$ 1,337	$ (9,498)
Change in fair value of swap agreements (interest rate, currency, and equity)	(22,337)	130,641
Change in fair value of options, futures and embedded derivatives	12,510	3,245

Total derivative (loss) income	$ (8,490)	$ 124,388

Net realized investment gains - were $4.0 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. Net realized investment gains include write-downs of fixed maturities for other-than-temporary impairments of $1.4 million for the three months ended March 31, 2006. The Company did not incur any write-downs of fixed maturities for other-than-temporary impairments during the three months ended March 31, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

REVENUES (continued)

Fees and other income - consist primarily of separate account fees, including mortality and expense charges earned on variable annuity balances and surrender changes. Separate account fees, based on the market values of the assets in the separate accounts supporting the contracts, were $61.4 million and $57.6 million for the three months ended March 31, 2007 and 2006, respectively. Variable product fees represented 1.50% and 1.49% of the average variable annuity separate account balances at March 31, 2007 and 2006, respectively. Average separate account assets were $16.4 billion and $15.5 billion for the three months ended March 31, 2007 and 2006, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances. Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract. Total surrender charges were $5.4 million and $7.0 million for the three months ended March 31, 2007 and 2006, respectively.

Other income primarily represents fees charged for administrative service fees and revenue sharing. Other income was $18.6 million and $12.9 million for the three months ended March 31, 2007 and 2006, respectively. The increase in other income was due primarily to increased revenue sharing and new products with higher fees.

BENEFITS AND EXPENSES

Total benefits and expenses were $314.8 million and $335.7 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $20.9 million was primarily due to the following:

Interest credited - to policyholders was $160.5 million and $152.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $7.9 million was the result of an increase in the average interest credited rate of $5.0 million and a higher average policyholder balance of $2.9 million.

Interest expense - was $17.7 million and $14.7 million for the three months ended March 31, 2007 and 2006, respectively. The $3.0 million increase in interest expense was primarily due to a $2.8 million interest related to the two $100 million floating rate demand notes issued on September and May 2006.

Policyholder benefits - were $25.9 million and $26.9 million for the three months ended March 31, 2007 and 2006, respectively. The $1.0 million decrease in 2007 compared to 2006 was primarily due to a $2.3 million decrease in reserves and a $2.3 decrease in death benefits offset by a $3.7 million increase in annuity payments.

Other operating expenses - were $38.6 million and $38.4 million for the three months ended March 31, 2007 and 2006, respectively.

Amortization of DAC - was $69.1 million and $101.0 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, DAC amortization included a decrease of $11.6 million resulting from updates to profitability projections due to actual changes in policies in force. For the three months ended March 31, 2006, DAC amortization included an increase of $34.5 million resulting from updates to profitability projections due to changes in policy lapse assumptions. Increased actual gross profits also contributed to the additional amortization of DAC for the three months ended March 31, 2007.

Amortization of VOBA - was $3.1 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively. Increased actual gross profits contributed to the additional amortization of VOBA for the three months ended March 31, 2007. Additionally, for the three months ended March 31, 2007, VOBA amortization included a decrease of $1.2 million resulting from updates to profitability projections due to actual changes in policies in force. The 2006 amortization expense did not include any changes in assumptions.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Individual Protection Segment

The Individual Protection Segment primarily markets variable life insurance products, including variable universal life ("VUL") products marketed to individuals, corporate-owned life insurance ("COLI") and BOLI. VUL products allow for flexible premiums, and the policyholder directs how the cash value is invested and bears the investment risk.
The following provides a summary of the operations for the Individual Protection Segment for the three months ended March 31 (in 000’s):

	2007	2006
Total revenues	$ 35,127	$ 20,178
Total benefits and expenses	36,748	18,213
(Loss) income before income tax expense (benefit)	(1,621)	1,965

Net (loss) income	$ (1,019)	$ 1,277

Total revenues were $35.1 million and $20.2 million for the three months ended March 31, 2007 and 2006, respectively. The $14.9 million increase was primarily attributed to a $12.0 million increase in fee income and a $2.7 million increase in net investment income. The increase in fee income was primarily due to an increase in charges from sales, cost of insurance and mortality and expense charges which were primarily due to higher BOLI sales for the three months ended March 31, 2007.

Total expenses were $36.7 million and $18.2 million for the three months ended March 31, 2007 and 2006, respectively. The $18.5 million increase was primarily due to a $14.7 million increase in other operating expenses, $1.4 million increase in policyowner benefits, $0.9 million increase in interest credited, and $0.9 million increase in interest expense. The change in operating expenses was primarily attributable to an increase in premium tax of $9.6 million largely offsetting the increase in charges associated with the increased sales and growth in in-force business.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, and group short-term and group long-term disability insurance products to small and mid-sized employers. This segment operates only in the State of New York through the Company’s subsidiary, SLNY.

The following provides a summary of operations for the Group Protection Segment for the three months ended
March 31 (in 000’s):

	2007	2006
Total revenues	$ 11,207	$ 9,645
Total benefits and expenses	13,117	9,969
Loss before income tax benefit	(1,910)	(324)

Net loss	$ (1,241)	$ (210)

The Group Protection Segment had pretax loss of $1.9 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Group Protection Segment (continued)

Total revenues for the three months ended March 31, 2007 increased by $1.6 million in comparison to the three months ended March 31, 2006. The increase was primarily due to increased in-force business in group disability and group stop loss, with premium increases of $1.1 million and $0.4 million, respectively.

Total expenses for the three months ended March 31, 2007 increased by $3.1 million in comparison to the three months ended March 31, 2006, which was primarily attributable to an increase in health benefits of $1.8 million and an increase in operating expenses of $1.5 million.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its consolidated investment in a variable interest entities, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the three months ended
March 31 (in 000’s):

	2007	2006
Total revenues	$ 16,618	$ 17,757
Total benefits and expenses	19,091	18,718
Loss before income tax benefit	(2,473)	(961)

Net (loss) income	$ (339)	$ 395

The Corporate Segment had pretax loss of $2.5 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. The increase in pretax loss was primarily attributed to a $4.1 million decrease in investment income related to lower earnings in venture capital and other alternative investments, offset by a $3.3 million increase in realized gain on sale of investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

May 14, 2007	/s/ Robert C. Salipante
Date	Robert C. Salipante, President
(Principal Executive Officer)

May 14, 2007	/s/ Ronald H. Friesen
Date	Ronald H. Friesen , Senior Vice President and Chief Financial Officer
(Principal Financial Officer)