Form 10-Q
period 2007-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2007-08-14
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended June 30, 2007
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, and 333-39034

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

Registrant has 6,437 shares of common stock outstanding on August 14, 2007, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b)  OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART II -	Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2007	2006

Revenues

Premiums and annuity considerations	$30,793	$30,628
Net investment income	533,126	513,952
Net derivative income	195,301	226,034
Net realized investment gains (losses)	4,123	(22,442)
Fee and other income	222,885	190,556
Subordinated notes early redemption premium	25,578	-

Total revenues	1,011,806	938,728

Benefits and Expenses

Interest credited	325,468	302,263
Interest expense	61,297	63,251
Policyowner benefits	80,089	71,198
Amortization of deferred policy acquisition costs and value of business acquired	166,285	190,212
Other operating expenses	126,028	113,776
Partnership capital securities early redemption payment	25,578	-

Total benefits and expenses	784,745	740,700

Income before income tax expense	227,061	198,028

Income tax expense	68,986	61,399

Net income	$158,075	$136,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

For the three-month periods ended June 30,

	Unaudited
	2007	2006

Revenues

Premiums and annuity considerations	$16,143	$15,490
Net investment income	226,459	270,372
Net derivative income	204,266	101,506
Net realized investment losses	(1,492)	(22,365)
Fee and other income	111,215	99,109
Subordinated notes early redemption premium	25,578	-

Total revenues	582,169	464,112

Benefits and Expenses

Interest credited	159,058	144,638
Interest expense	25,631	31,977
Policyowner benefits	42,351	35,561
Amortization of deferred policy acquisition costs and value of business acquired	91,510	84,937
Other operating expenses	56,872	60,958
Partnership capital securities early redemption payment	25,578	-

Total benefits and expenses	401,000	358,071

Income before income tax expense	181,169	106,041

Income tax expense	58,418	33,073

Net income	$122,751	$72,968

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	Unaudited
ASSETS	June 30, 2007	December 31, 2006
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $12,437,039 and $13,623,450 at 2007 and 2006, respectively; fair value option elected for $9,450 in 2007 )	$12,220,516	$13,637,973
Trading fixed maturities at fair value (amortized cost of $3,437,723 and $3,838,732 at 2007 and 2006, respectively)	3,401,717	3,856,053
Subordinated note from affiliate held-to-maturity (fair value of $630,751 at 2006)	-	600,000
Mortgage loans	2,377,014	2,273,176
Derivative instruments – receivable	686,561	653,854
Limited partnerships	184,235	193,728
Real estate	201,403	186,891
Policy loans	705,564	709,626
Other invested assets	784,417	950,226
Cash and cash equivalents	734,494	578,080
Total investments and cash	21,295,921	23,639,607

Accrued investment income	275,329	291,218
Deferred policy acquisition costs	1,317,648	1,234,206
Value of business acquired	41,183	47,744
Deferred federal income taxes	41,899	3,597
Goodwill	701,451	701,451
Receivable for investments sold	44,332	33,241
Reinsurance receivable	1,800,395	1,817,999
Other assets	185,326	153,230
Separate account assets	22,876,059	21,060,255

Total assets	$48,579,543	$48,982,548

LIABILITIES

Contractholder deposit funds and other policy liabilities	$18,377,452	$19,428,625
Future contract and policy benefits	725,774	750,112
Payable for investments purchased	161,694	218,465
Accrued expenses and taxes	163,842	144,695
Debt payable to affiliates	945,000	1,325,000
Partnership capital securities	-	607,826
Reinsurance payable to affiliate	1,610,565	1,605,626
Derivative instruments – payable	86,662	160,504
Other liabilities	1,055,610	1,178,086
Separate account liabilities	22,876,059	21,060,255

Total liabilities	46,002,658	46,479,194

Commitments and contingencies – Note 5

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding	$6,437	$6,437
Additional paid-in capital	2,144,850	2,143,408
Accumulated other comprehensive (loss) income	(77,132)	14,030
Retained earnings	502,730	339,479

Total stockholder’s equity	2,576,885	2,503,354

Total liabilities and stockholder’s equity	$48,579,543	$48,982,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2007	2006

Net income	$158,075	$136,629

Other comprehensive loss:
Net change in unrealized holding losses on available-for- sale securities, net of tax and policyholder amounts (1)	(93,240)	(177,198)
Minimum pension liability adjustment, net of tax (2)	-	1,289
Reclassification adjustments of realized investment losses into net income (3)	2,078	22,765
Other comprehensive loss	(91,162)	(153,144)

Comprehensive income (loss)	$66,913	$(16,515)

(1)	Net of tax of $50.8 million and $95.4 million for the six-month periods ended June 30, 2007 and 2006, respectively.
(2)	Net of tax of $0.7 million for the six-month period ended June 30, 2006.
(3)	Net of tax of $1.1 million and $12.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.

For the three-month periods ended June 30,

	Unaudited
	2007	2006

Net income	$122,751	$72,968

Other comprehensive loss:
Net change in unrealized holding losses on available-for- sale securities, net of tax and policyholder amounts (4)	(97,380)	(78,023)
Reclassification adjustments of realized investment losses into net income (5)	1,286	16,392
Other comprehensive loss	(96,094)	(61,631)

Comprehensive income	$26,657	$11,337

(4)	Net of tax of $53.8 million and $42.0 million for the three-month periods ended June 30, 2007 and 2006, respectively.
(5)	Net of tax of $0.7 million and $8.8 million for the three-month periods ended June 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)

For the six-month periods ended June 30, 2007 and 2006
Unaudited

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2005	$6,437	$2,138,880	$19,260	$561,187	$2,725,764

Net income				136,629	136,629
Dividends				(100,000)	(100,000)
Tax benefit from stock options		3,052			3,052
Other comprehensive loss			(153,144)		(153,144)

Balance at June 30, 2006	$6,437	$2,141,932	$(133,884)	$597,816	$2,612,301

Balance at December 31, 2006	$6,437	$2,143,408	$14,030	$339,479	$2,503,354

Cumulative effect of accounting changes, net of tax				5,176	5,176
Net income				158,075	158,075
Tax benefit from stock options		1,442			1,442
Other comprehensive loss			(91,162)		(91,162)

Balance at June 30, 2007	$6,437	$2,144,850	$(77,132)	$502,730	$2,576,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2007	2006

Cash Flows From Operating Activities:
Net income from operations	$ 158,075	$ 136,629
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Amortization of discount and premiums	17,121	33,682
Amortization of deferred policy acquisition costs and value of business acquired	166,285	190,212
Depreciation and amortization	2,441	2,411
Non cash derivative activity	(191,058)	(237,874)
Net realized (gains) losses on investments	(4,123)	22,442
Net unrealized losses on trading investments	53,327	50,466
Net realized gains on trading investments	(3,885)	-
Net change in unrealized and undistributed gains in private
equity limited partnerships	(15,282)	(17,882)
Interest credited to contractholder deposits	325,468	302,263
Deferred federal income taxes	11,386	86,084
Changes in assets and liabilities:
Deferred acquisition cost additions	(160,292)	(124,117)
Accrued investment income	15,889	(14,855)
Future contract and policy benefits	(18,244)	(6,624)
Other, net	45,980	(35,607)
Net sales (purchases) of trading fixed maturities	400,720	(936,339)

Net cash provided by (used in) operating activities	803,808	(549,109)

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	2,678,449	3,041,711
Mortgage loans	129,781	113,811
Other invested assets	346,357	59,231
Redemption of subordinated note from affiliate	600,000	-
Purchases of:
Available-for-sale fixed maturities	(1,544,762)	(2,078,597)
Mortgage loans	(233,380)	(359,197)
Real estate	(16,770)	(655)
Other invested assets	(45,948)	(568,908)
Early redemption premium	25,578	-
Net change in other investing activities	(148,065)	536,620
Net change in policy loans	4,062	2,117

Net cash provided by investing activities	$ 1,795,302	$ 746,133

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2007	2006

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$ 978,321	$ 1,658,030
Withdrawals from contractholder deposit funds	(2,416,881)	(1,880,882)
Repayments of debt	(980,000)	-
Early redemption payment	(25,578)	-
Debt proceeds	-	100,000
Dividends	-	(100,000)
Other, net	1,442	3,052

Net cash used in financing activities	(2,442,696)	(219,800)

Net change in cash and cash equivalents	156,414	(22,776)

Cash and cash equivalents, beginning of period	578,080	347,654

Cash and cash equivalents, end of period	$ 734,494	$ 324,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the "Company") and its subsidiaries are engaged in the sale of individual and group fixed and variable annuities, individual and group variable life insurance, individual universal life insurance, funding agreements, group life, group disability, and group stop loss insurance.  These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets.  The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.  In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

The Company is a stock life insurance company incorporated under the laws of Delaware.  The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. (the "Parent").  The Company is also an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of June 30, 2007, the Company owned directly or indirectly all of the outstanding shares or member interests of SLNY; Sun Life of Canada (U.S.) SPE 97-I, Inc.; Clarendon Insurance Agency, Inc.; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Independence Life and Annuity Company; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC and Sun Life of Canada (U.S.) Holdings General Partner LLC (the "General Partner").

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

BASIS OF PRESENTATION (continued)

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "Trust"), whereby the Company is the sole beneficiary of the Trust.  As of June 30, 2007, total assets and liabilities of the Trust were $56.7 million and $2.4 million, respectively.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. The most significant estimates are those used in determining the fair value of financial instruments, goodwill, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), the liabilities for future contract and policyholder benefits, and other-than-temporary impairments of investments.  Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In February, 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of SFAS No. 159 are effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 159 may have on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning on January 1, 2008.  The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACCOUNTING PRONOUNCEMENTS (continued)

Adoption of New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a decrease of $5.2 million in the liability for unrecognized tax benefits ("UTBs") and related net interest, which was accounted for as an increase to its January 1, 2007 balance of retained earnings.  As of the date of adoption and after the impact of recognizing the decrease in liability noted above, the Company’s UTBs totaled $45.1 million.  Of this total, $3.8 million represents the amount of UTBs that, if recognized, would favorably affect the Company’s effective income tax rate in future periods, exclusive of any related interest.  In addition, consistent with the provisions of FIN 48, the Company reclassified $41.3 million of income taxes from deferred tax liabilities to accrued expenses and taxes.

The Company files federal income tax returns and income tax returns in various state and local jurisdictions.  With few exceptions, the Company is no longer subject to examinations by the tax authorities in these jurisdictions for tax years before 2001.  In August, 2006, the Internal Revenue Service ("IRS") issued the Company a Revenue Agent’s Report for the tax years 2001 and 2002.  The Company is currently at the Appeals Division of the IRS ("Appeals") with respect to the tax years 2001 and 2002.  In the first quarter of 2007, the IRS commenced an examination of the Company’s U.S. federal income tax returns for the tax years 2003 and 2004.  This examination is anticipated to be completed by August 1, 2008.

While the final outcome of the ongoing IRS examinations is not yet determinable, the Company does not believe that any adjustments would be material to its financial position.   It is reasonably possible that the total amount of UTBs will significantly increase or decrease within twelve months of the reporting date, as a settlement with Appeals relating to the 2001 and 2002 tax years could occur.  It is reasonably possible that UTBs for the Separate Account Dividends Received Deduction could decrease by as much as $3.8 million plus related gross interest of $1.2 million.

The Company has elected on a prospective basis, with the adoption of FIN 48, to recognize interest and penalties accrued related to UTBs in interest expenses.  The Company had accrued $10.8 million of gross interest as of January 1, 2007.   During the period ending June 30, 2007 the company recognized an additional $2.7 million in gross interest related to UTBs.  The Company has not accrued any penalties.

In addition, the Company’s UTBs at June 30, 2007 did not change due to examination settlements with taxing authorities and did not change due to expiration of the applicable statute of limitations.

In February, 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (“SFAS No. 155”). This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS No. 133”), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets".  The Company began applying SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company elected the fair value option for $9.5 million of available-for-sale securities during the three-month period ended June 30, 2007.  The election did not have any material impact on the Company’s results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACCOUNTING PRONOUNCEMENTS (continued)

Adoption of New Accounting Pronouncements (continued)

In September, 2005, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. The adoption of SOP 05-1 on January 1, 2007 did not have a material effect on the Company’s consolidated financial condition and results of operation.

2. TRANSACTIONS WITH AFFILIATES

Below is a summary of the affiliated transactions for those affiliates that are not consolidated within the Company.

The Company has an agreement with Sun Life Assurance Company of Canada ("SLOC") which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis.  Expenses under this agreement amounted to approximately $15.6 million and $27.2 million for the three and six-month periods ended June 30, 2007, respectively, and $10.6 million and $25.8 million for the three and six-month periods ended June 30, 2006, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $58.3 million and $114.6 million for the three and six-month periods ended June 30, 2007, respectively, and $50.4 million $101.6 million for the three and six-month periods ended June 30, 2006, respectively.

In accordance with a management service agreement between the Company and Genworth Life and Health Insurance Company (“GLHIC”), the Company provides personnel and certain services to GLHIC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $8.1 million for the three and six-month periods ended June 30, 2007, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term that is then ending.  Under these leases, the Company received rent of $2.7 million and $5.3 million for both the three and six-month periods ended June 30, 2007 and 2006, respectively.

The Company declared and paid a $100.0 million cash dividend to the Parent during the six-month period ended June 30, 2006.  The Company did not declare or pay any dividend during the six-month period ended June 30, 2007.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada – U.S. Operations Holdings, Inc. under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company ("MFS"), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement amounted to approximately $5.7 million and $11.3 million for the three and six-month periods ended June 30, 2007, respectively, and $5.6 million and $11.3 million for the three and six-month periods ended June 30, 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

In 2002, the Company issued two promissory notes with a combined total of $460 million to Sun Life (Hungary) Group Financing Limited Company ("Sun Life (Hungary) LLC").  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  At June 30, 2007 and 2006, the Company had $80.0 million and $460.0 million, respectively, in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Total interest incurred was $4.4 million and $11.0 million for the three and six-month periods ended June 30, 2007, respectively.  Total interest incurred was $6.6 million and $13.2 million for the three and six-month periods ended June 30, 2006, respectively.

At June 30, 2007 and 2006, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company incurred $10.6 million and $21.3 million in interest expense on these surplus notes for the three and six-month periods ended June 30, 2007 and 2006, respectively.

As more fully described in Note 4, the Company has a reinsurance agreement with SLOC.

Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  Prior to May 6, 2007, the Company expensed $5.0 million and $17.8 million for interest on these partnership capital securities for the three and six-month periods ended June 30, 2007, respectively and $12.8 million and $25.6 million for the three and six-month periods ended June 30, 2006, respectively.  The Company also earned, through the Partnership, $5.0 million and $17.8 million in interest for the three and six-month periods ended June 30, 2007, respectively, and $12.8 million and $25.6 million for the three and six-month periods ended June 30, 2006, respectively, before May 6, 2007.

In September, 2006, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding III, L.L.C. (the "LLC III"). Total interest credited for these funding agreements was $12.9 million and $25.7 million for the three and six-month periods ended June 30, 2007, respectively. The Company also issued a $100 million floating rate demand note payable to the LLC III on September 19, 2006.  The Company expensed $1.4 million and $2.9 million for interest on this demand note for the three and six-month periods ended June 30, 2007, respectively.

In May, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (the "LLC II").  Total interest credited for this funding agreement was $12.7 million and $25.3 million for the three and six-month periods ended June 30, 2007, respectively, and $5.2 million for the three and six-month periods ended June 30, 2006, respectively.  The Company also issued a $100 million floating rate demand note payable to the LLC II on May 24, 2006.  The Company expensed $1.4 million and $2.8 million for the three and six-month periods ended June 30, 2007, respectively, and $0.6 million for the three and six-month periods ended June 30, 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

In June, 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. (the "LLC"). Total interest credited for these funding agreements was $12.9 million and $25.7 million for the three and six-month periods ended June 30, 2007, respectively, and $12.1 million and $23.0 million for the three and six-month periods ended June 30, 2006.  The Company also issued a $100.0 million floating rate demand note payable to the LLC on June 10, 2005.  The Company expensed $1.4 million and $2.9 million for interest on this demand note for the three and six-month periods ended June 30, 2007, respectively, and $1.3 million and $2.6 million for the three and six-month periods ended June 30, 2006.

The Company has an administrative services agreement with Sun Capital Advisers LLC ("SCA") under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $0.5 million and $0.9 million for the three and six-month periods ended June 30, 2007, respectively, and $0.4 million and $0.7 million for the three and six-month periods ended June 30, 2006, respectively.  The Company paid $4.1 million and $8.1 million during the three and six-month periods ended June 30, 2007, respectively, and $4.0 million and $8.2 million during the three and six-month periods ended June 30, 2006, respectively, in investment management services fees to SCA, a registered investment adviser.

The Company paid $8.9 million and $15.6 million for the three and six-month periods ended June 30, 2007, respectively, and $6.1 million and $12.0 million for the three and six-month periods ended June 30, 2006, respectively, in commission fees to Sun Life Financial Distributors, Inc. ("SLFD"). The Company also has an agreement with SLFD and the Parent whereby the Parent provides expense reimbursements to the Company for administrative services provided by the Company to SLFD.  This agreement was terminated on March 2, 2007.  The Company received reimbursement of $0.6 million for the six-month periods ended June 30, 2007 related to this agreement.  In addition, the Company received fee income for administrative services provided to SLFD of $0.7 million and $1.4 million for the three and six-month periods ended June 30, 2006, respectively.

The Company paid $6.9 million and $13.9 million for the three and six-month periods ended June 30, 2007, respectively, and $3.7 million and $7.9 million for the three and six-month periods ended June 30, 2006, respectively, in commission fees to Independent Financial Marketing Group, Inc.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. ("SLISC") under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement amounted to approximately $3.8 million and $7.0 million for the three and six-month periods ended June 30, 2007, respectively, and 3.0 million and $5.2 million for the three and six-month periods ended June 30, 2006, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited ("SLISIL") under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $7.0 million and $12.7 million for the three and six-month periods ended June 30, 2007, respectively, and 5.1 million and $9.8 million for the three and six-month periods ended June 30, 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

The Company recorded a tax benefit of $1.4 million and $3.1 million through paid-in-capital for SLF stock options issued to employees of the Company for the six-month periods ended June 30, 2007 and 2006, respectively.

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

Wealth Management

The Wealth Management Segment markets, sells, and administers funding agreements, individual and group variable annuity products, individual and group fixed annuity products, and other retirement benefit products.  These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies.  The Company uses derivative instruments to manage the risks inherent in the contract options.

Individual Protection

The Individual Protection Segment markets, sells, and administers a variety of life insurance products sold to individuals and corporate owners of life insurance. The products include whole life, universal life, and variable life products.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

Group Protection

The Group Protection Segment markets, sells, and administers group life, group long-term disability, group short-term disability, and group stop loss insurance products to small and mid-size employers in the State of New York through the Company’s subsidiary, SLNY.

Corporate

The Corporate Segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments (in 000’s):

	Six-month period ended June 30, 2007

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 853,908	$63,072	$23,417	$71,409	$1,011,806
Total benefits and expenses	639,260	62,615	25,473	57,397	784,745
Income (loss) before income tax expense (benefit)	214,648	457	(2,056)	14,012	227,061

Net income (loss)	$ 147,376	$367	$(1,337)	$11,669	$158,075

	Six-month period ended June 30, 2006

Total revenues	$ 825,927	$43,297	$19,424	$50,080	$938,728
Total benefits and expenses	643,597	42,794	18,526	35,783	740,700
Income before income tax expense	182,330	503	898	14,297	198,028

Net income	$ 124,020	$397	$584	$11,628	$136,629

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

	Three-month period ended June 30, 2007

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 487,223	$27,945	$12,210	$54,791	$582,169
Total benefits and expenses	324,471	25,867	12,356	38,306	401,000
Income (loss) before income tax expense (benefit)	162,752	2,078	(146)	16,485	181,169

Net income (loss)	$ 109,453	$1,386	$(96)	$12,008	$122,751

	Three-month period ended June 30, 2006

Total revenues	$ 398,891	$23,119	$9,779	$32,323	$464,112
Total benefits and expenses	307,868	24,581	8,557	17,065	358,071
Income (loss) before income tax expense (benefit)	91,023	(1,462)	1,222	15,258	106,041

Net income (loss)	$ 61,821	$(880)	$794	$11,233	$72,968

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. REINSURANCE

The Wealth Management Segment manages a closed block of single premium whole life insurance ("SPWL") policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion as of June 30, 2007 and December 31, 2006, respectively.  This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $36.7 million and $62.6 million for the three and six-month periods ended June 30, 2007, respectively, and by $33.5 million and $67.6 million for the three and six-month periods ended June 30, 2006, respectively.  The Company also reduced interest credited by $19.7 million and $37.5 million for the three and six-month periods ended June 30, 2007, respectively, and by $15.1 million and $34.7 million for the three and six-month periods ended June 30, 2006, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $3.2 million and $6.4 million for the three and six-month periods ended June 30, 2007, respectively, and $3.3 million and $6.6 million for the three and six-month periods ended June 30, 2006, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

Litigation, Income Taxes, and Other Matters

The Company is not aware of any contingent liabilities arising from litigation, income taxes, or other matters that could have a material effect upon the financial condition, results of operations, or cash flows of the Company.

Indemnities

In the normal course of its business, the Company has entered into agreements that include indemnities in favor of third parties, such as contracts with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements, and service agreements.  The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company’s by-laws.  The Company believes any potential liability under these agreements is neither probable nor estimatable. Therefore, the Company has not recorded any associated liability.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  RETIREMENT PLANS

The following table sets forth the components of the net periodic pension (benefit) cost and other benefits for the six-month periods ended June 30 (in 000’s):

	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic pension (benefit) cost:
Service cost	$ 2,054	$ 526	$ 2,796	$ 656
Interest cost	7,878	1,391	6,720	1,484
Expected return on plan assets	(10,938)	-	(10,836)	-
Amortization of transition obligation asset	(1,046)	-	(1,046)	-
Amortization of prior service cost (credit)	168	(264)	138	(264)
Recognized net actuarial (gains) losses	(54)	456	82	726
Net periodic pension (benefit) cost	$ (1,938)	$ 2,109	$ (2,146)	$ 2,602
The Company’s share of net periodic pension (benefit) cost	$ (1,938)	$ 1,798	$ (2,146)	$ 2,243

The following table sets forth the components of the net periodic pension (benefit) cost and other benefits for the three-month periods ended June 30, (in 000’s):

	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic pension (benefit) cost:
Service cost	$ 1,027	$ 281	$ 1,398	$ 328
Interest cost	3,939	709	3,360	742
Expected return on plan assets	(5,469)	-	(5,418)	-
Amortization of transition obligation asset	(523)	-	(523)	-
Amortization of prior service cost (credit)	84	(132)	69	(132)
Recognized net actuarial (gains) losses	(27)	228	41	363
Net periodic pension (benefit) cost	$ (969)	$ 1,086	$ (1,073)	$ 1,301
The Company’s share of net periodic pension (benefit) cost	$ (969)	$ 930	$ (1,073)	$ 1,126

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

Included as a component of other comprehensive income in the Company’s December 31, 2006 Form 10-K was a $1.5 million after-tax transition provision adjustment related to the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS”) 158.  SFAS 158 requires companies to record the transition amount as a direct adjustment to the ending balance of accumulated other comprehensive income and not as a component of comprehensive income for the year of adoption.  The Company intends to correct the other comprehensive income presentation in it’s December 31, 2007 Form 10-K.

7.  GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Life Insurance Company ("Keyport").  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2007 and concluded that these assets were not impaired.

8.  LIABILITIES FOR CONTRACT GUARANTEES

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at June 30, 2007 (in 000’s):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	$ 17,741,516	$ 1,378,033	66.9
Minimum income	$ 378,456	$ 43,079	60.1
Minimum accumulation and withdrawal	$ 4,231,064	$ 434	62.6

1   Net amount at risk represents the difference between the guaranteed benefits and the account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  LIABILITIES FOR CONTRACT GUARANTEES (continued)

The following roll-forward summarizes the change in reserve for the guaranteed minimum death and income benefit for the six-month period ended June 30, 2007 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2007	$ 39,923	$ 1,448	$ 41,371

Benefit ratio change / Assumption changes	(4,861)	3,706	(1,155)
Incurred guaranteed benefits	14,991	287	15,278
Paid guaranteed benefits	(17,545)	(4,796)	(22,341)
Interest	999	46	1,045

Balance at June 30, 2007	$ 33,507	$ 691	$ 34,198

The following roll-forward summarizes the change in reserve for the guaranteed minimum death and income benefit for the six-month period ended June 30, 2006 (in 000’s):

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  LIABILITIES FOR CONTRACT GUARANTEES (continued)

Projected benefits and assessments used in determining the liability for contract guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected future gross profits.  Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based upon factors such as eligibility conditions and the annuitant’s attained age.

The liability for contract guarantees is re-evaluated regularly, and adjustments are made to the liability balance through a charge or credit to policyholder benefits.

Guaranteed minimum accumulation benefits ("GMABs") and withdrawal benefits ("GMWBs") are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings.  The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection.  Policyholder assumptions are based on experience studies and industry standards.  The net balance of GMABs and GMWBs constituted an asset in the amount of $17.5 million and $8.4 million at June 30, 2007 and December 31, 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) ("the Company"), elects to omit the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the Statement of Operations between the six-month periods ended June 30, 2007 and June 30, 2006.

CAUTIONARY STATEMENT

This Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market and interest rate risk, and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

●	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company’s growth and profitability.

●	Changes in interest rates and market conditions.

●	Regulatory and legislative developments.

●	Developments in consumer preferences and behavior patterns.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULTS OF OPERATIONS

Six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006:

Net Income

The Company’s net income was $158.1 million and $136.6 million for the six-month periods ended June 30, 2007 and 2006, respectively.  Income before income taxes was $227.1 million and $198.0 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The significant changes are described below.

REVENUES

Total revenues were $1,011.8 million and $938.7 million for the six-month periods ended June 30, 2007 and 2006, respectively. The increase of $73.1 million was primarily due to the following:

Premium and annuity considerations - were $30.8 million and $30.6 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Net investment income - was $533.1 million and $514.0 million for the six-month periods ended June 30, 2007 and 2006, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership income, was $567.3 million and $549.7 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The increase of $17.6 million during 2007, as compared to 2006, was the result of a higher average investment yield which increased investment income by $8.7 million and an increase in average invested assets which increased investment income by $8.9 million.  Investment loss related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $34.2 million and $35.7 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

REVENUES (continued)

Net derivative income - was $195.3 million and $226.0 million for the six-month periods ended June 30, 2007 and 2006, respectively.  Derivative gains primarily represent fair value changes of interest rate swaps resulting from increasing interest rates and the net interest received or paid on swap agreements.  Generally, as interest rates rise, the market value of the Company's interest rate swaps increases.  This is due to the fact that in most instances the Company is paying a fixed interest rate and receiving a floating rate on the swaps.

All derivatives are recognized on the balance sheet at fair value. Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of net derivative income.  The Company believes that these derivatives provide economic hedges but the cost of formally documenting the effectiveness of the fair value of the hedged items to obtain hedge accounting treatment in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified at this time.

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

Net derivative income consisted of the following (in 000’s):

	Six-month periods ended June 30,
	2007	2006
Net income (expense) on swap agreements	$ 7,323	$ (11,277)
Change in fair value of swap agreements (interest rate, currency, and equity)	161,699	231,883
Change in fair value of options, futures and embedded derivatives	26,279	5,428

Net derivative income	$ 195,301	$ 226,034

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

REVENUES (continued)

Net realized investment gains (losses) - were $4.1 million and $(22.4) million for the six-month periods ended June 30, 2007 and 2006, respectively.  The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $1.8 million and $1.4 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Fee and other income - consists primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts. Mortality and expense charges, and rider fees combined were $148.3 million and $128.5 million for the six-month periods ended June 30, 2007 and 2006, respectively, and represented 1.35% and 1.33% of the average separate account asset balances for the six-month periods ended June 30, 2007 and 2006, respectively.  Average separate account assets were $22.0 billion and $19.4 billion for the six-month periods ended June 30, 2007 and 2006, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed indexed, and variable annuity policyholder balances.  Surrender charges on fixed, fixed indexed, and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $11.1 million and $13.4 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Other income represents fees charged for cost of insurance, revenue sharing, and administrative service fees. Other income was $63.4 million and $48.6 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The increase in other income is due primarily to increased sales of bank-owned life insurance ("BOLI") for the six-month period ended June 31, 2007, growth in in-force business, and increased revenue sharing and other fees.

Subordinated notes early redemption premium – was the premium received from Sun Life of Canada (U.S.) Holding, Inc. (the “Parent”) in connection with the early redemption of a $600 million subordinated note. The early redemption premium was $25.6 million for the six-month period ended June 30, 2007.  Refer to corresponding early redemption payment described below under “Partnership capital securities early redemption payment”.

BENEFITS AND EXPENSES

Total benefits and expenses were $784.7 million and $740.7 million for the six-month periods ended June 30, 2007 and 2006, respectively. The increase of $44.0 million was primarily due to the following:

Interest credited - to policyholders was $325.5 million and $302.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $23.2 million increase was the result of a higher average crediting rate, increasing interest credited by $21.7 million, and higher average policyholder balances, which increased interest credited by $1.5 million.

Interest expense - was $61.3 million and $63.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $2.0 million decrease in interest expense was primarily due to $10.0 million decrease related to the redemption of $600 million of partnership capital securities and $380 million of promissory notes in May, 2007, offset by $5.4 million increase related to the two $100 million floating rate demand notes that the Company issued on September and May, 2006, and $2.7 million increase related to the adoption of the Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

RESULT OF OPERATIONS (Continued)

BENEFITS AND EXPENSES (continued)

Policyholder benefits - were $80.1 million and $71.2 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $8.9 million increase in 2007 compared to 2006 was primarily due to an $11.1 million increase in annuity payments, a $7.2 million increase in death benefits, and a $2.7 million increase in health benefits, offset by an $11.4 million decrease in reserves.

Other operating expenses - were $126.0 million and $113.8 million for the six-month periods ended June 30, 2007 and 2006, respectively. The $12.2 million increase in 2007 compared to 2006 was primarily due to $7.4 million increase in operating expenses and $5.4 million increase in premium tax from higher BOLI sales.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $160.2 million and $185.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.  For the six-month period ended June 30, 2007, DAC amortization included a decrease of $63.5 million resulting from updates to profitability projections due to actual changes in policies in force, and recent equity markets and interest rate experience.   Offsetting this decrease in part was an increase in DAC amortization for the six month period for June 30, 2007 that was due to an increase in actual gross profits.  For six-month period ended June 30, 2006, DAC amortization included an increase of $43.8 million resulting from updates to profitability projections due to changes in policy lapse assumptions.

Amortization of VOBA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport Life Insurance Company (November 1, 2001).  This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Amortization was $6.1 million and $4.9 million for the six-month periods ended June 30, 2007 and 2006, respectively.  Increased actual gross profits contributed to the additional amortization of VOBA for the six-month period ended June 30, 2007.  In addition, for the six-month period ended June 30, 2007, VOBA amortization included a decrease of $0.5 million resulting from updates to profitability projections due to actual changes in policies in force.  The 2006 amortization expense did not include any adjustments related to changes in assumptions.

Partnership capital securities early redemption payment – was the penalty paid to Sun Life of Canada (U.S.) Capital Trust I, an affiliate, in connection with the early redemption of $600 million partnership capital securities. The early redemption payment was $25.6 million for the six-month period ended June 30, 2007.

Results of Operations by Segment

The Company’s net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection, and Corporate.

The following provides a summary of net income from operations by segment:

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

Wealth Management Segment (continued)

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

Institutional Investment Contracts - Institutional investment contracts are funding agreements issued to institutional investors or to entities that in turn issue promissory notes to unrelated third parties.  These contracts may contain any of a number of features, including variable or fixed interest rates and fixed index options, and may be denominated in foreign currencies.

In September, 2006, the Company issued two floating rate funding agreements with a combined total of $900 million to an affiliate, Sun Life Financial Global Funding III, L.L.C. (the "LLC III"). Total interest credited for these funding agreements was $25.7 million for the six-month period ended June 30, 2007.  The Company also issued a $100 million floating rate demand note payable to the LLC III on September 19, 2006.  The Company expensed $2.9 million for interest on this demand note for the six-month period ended June 30, 2007.

In May, 2006, the Company issued a floating rate funding agreement of $900 million to an affiliate, Sun Life Financial Global Funding II, L.L.C. (the "LLC II").  Total interest credited for this funding agreement was $25.3 million and $5.2 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The Company also issued a $100 million floating rate demand note payable to the LLC II on May 24, 2006.  The Company expensed $2.8 million and $0.6 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Other- The Wealth Management Segment currently manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion as of June 30, 2007 and December 31, 2006, respectively.  This entire block of business is reinsured on a funds withheld basis with Sun Life Assurance Company of Canada, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $62.6 million and $67.6 million, and interest credited by $37.5 million and $34.7 million for the six-month periods ended June 30, 2007 and 2006, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement, by $6.4 million and $6.6 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "Trust"), whereby the Company is the sole beneficiary of the Trust.  As of June 30, 2007, total assets and liabilities of the Trust were $56.7 million and $2.4 million, respectively.  As the sole beneficiary of the Trust, the Company is required to consolidate the Trust under the requirements of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51."  Accordingly, the assets and liabilities of the Trust are included in the Company’s consolidated financial statements.

The following is a summary of operations for the Wealth Management Segment for the six-month periods ended
June 30 (in 000’s):

	2007	2006

Total revenues	$ 853,908	$825,927
Total benefits and expenses	639,260	643,597
Income before income tax	214,648	182,330

Net income	$ 147,376	$124,020

Pre-tax income was $214.6 million and $182.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The significant changes are described below.

REVENUES

Total revenues were $853.9 million and $825.9 million for the six-month periods ended June 30, 2007 and 2006, respectively. The increase of $28.0 million was primarily due to the following:

Net investment income - was $466.6 million and $443.7 million for the six-month periods ended June 30, 2007 and 2006, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership income, was $516.0 million and $497.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The increase of $18.7 million during 2007, as compared to 2006, was the result of a higher average investment yield which increased investment income by $35.8 million offset by a decrease in average invested assets which decreased investment income by $17.1 million.  Investment loss related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $49.4 million and $53.6 million for the six month ended June 30, 2007 and 2006, respectively.  The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Net derivative income - was $198.0 million and $223.4 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Net derivative income for the Wealth Management Segment consisted of the following (in 000’s):

	Six-month periods ended June 30,
	2007	2006
Net income (expense) on swap agreements	$ 5,283	$ (10,523)
Change in fair value of swap agreements (interest rate, currency, and equity)	166,425	228,447
Change in fair value of options, futures and embedded derivatives	26,279	5,428

Net derivative income	$ 197,987	$ 223,352

Net realized investment gains (losses) - were $2.6 million and $(12.7) million for the six-month periods ended June 30, 2007 and 2006, respectively.  Net realized investment gains included write-downs of fixed maturities for other-than-temporary impairments of $1.8 million and $1.4 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Fee and other income - consists primarily of mortality and expense charges, rider fees, surrender charges, and other income. Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $133.4 million and $117.6 million for the six-month periods ended June 30, 2007 and 2006, respectively, and represented 1.59% and 1.53% of the average variable annuity separate account balances for the six-month periods ended June 30, 2007 and 2006, respectively.  Average separate account assets were $16.7 billion and $15.4 billion for the six-month periods ended June 30, 2007 and 2006, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed indexed, and variable annuity policyholder balances.  Surrender charges on fixed, fixed indexed, and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract.  Total surrender charges were $11.1 million and $13.4 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Other income primarily represents fees charged for administrative service fees and revenue sharing. Other income was $33.2 million and $28.2 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The increase in other income was due primarily to increased revenue sharing and new products with higher fees.

BENEFITS AND EXPENSES

Total benefits and expenses were $639.3 million and $643.6 million for the six-month periods ended June 30, 2007 and 2006, respectively. The decrease of $4.3 million was primarily due to the following:

Interest credited - to policyholders was $312.8 million and $292.0 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The increase of $20.8 million was primarily the result of a higher average crediting rate which increased interest credited by $20.9 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Wealth Management Segment (continued)

Interest expense - was $32.2 million and $30.2 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $2.0 million increase in interest expense was primarily due to a $5.4 million interest related to the two $100 million floating rate demand notes issued on September and May 2006 offset by a $2.2 million decrease related to the payment of a $380 promissory note on May 27, 2007 and a $1.1 million decrease related to interest allocated from the Corporate Segment.

Policyholder benefits– were $57.3 million and $56.1 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $1.2 million increase was primarily due to an $11.1 million increase in annuity payments and a $1.8 million increase in death benefits, offset by a $10.9 million decrease in reserves and a $0.9 million decrease in surrender benefits.

Other operating expenses – were $74.0 million and $79.8 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $5.8 decrease in operating expenses was primarily due to a $4.8 million decrease in commission expense related and a $0.9 million decrease in other operating expenses.

Amortization of DAC - was $156.9 million and $180.7 million for the six-month periods ended June 30, 2007 and 2006, respectively.  For the six-month period ended June 30, 2007, DAC amortization included a decrease of $61.7 million resulting from updates to profitability projections due to actual changes in policies in force, recent equity markets and interest rate experience.  Offsetting this decrease in part was an increase in DAC amortization for the six month period for June 30, 2007 that was due to an increase in actual gross profits.  For the six-month period ended June 30, 2006, DAC amortization included an increase of $43.8 million resulting from updates to profitability projections due to changes in policy lapse assumptions.

Amortization of VOBA - was $6.1 million and $4.9 million for the six-month periods ended June 30, 2007 and 2006, respectively.  Increased actual gross profits contributed to the additional amortization of VOBA for the six-month period ended June 30, 2007.  Additionally, for the six-month period ended June 30, 2007, VOBA amortization included a decrease of $0.5 million resulting from updates to profitability projections due to actual changes in policies in force.  The 2006 amortization expense did not include any changes in assumptions.

Individual Protection Segment

The Individual Protection Segment primarily markets variable life insurance products, including variable universal life ("VUL") products marketed to individuals, corporate-owned life insurance ("COLI"), and BOLI.  VUL products allow for flexible premiums, and the policyholder directs how the cash value is invested and bears the investment risk.

The following provides a summary of the operations for the Individual Protection Segment for the six-month periods ended June 30 (in 000’s):

	2007		2006

Total revenues	$ 63,072	$	$ 43,297
Total benefits and expenses	62,615		42,794
Income before income tax	457		503

Net income	$ 367	$	$ 397

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Individual Protection Segment (continued)

Total revenues were $63.1 million and $43.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $19.8 million increase was primarily attributed to a $13.1 million increase in fee income, a $5.2 million increase in net investment income, and a $1.6 million increase in net realized investment gains.  The increase in fee income was primarily due to an increase in charges from sales, cost of insurance, and mortality and expense charges which were primarily due to higher BOLI sales for the six-month period ended June 30, 2007.  The net investment income increase was largely due to an increased investment income allocation from Corporate and higher interest income on bonds.

Total expenses were $62.6 million and $42.8 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $19.8 million increase was primarily due to a $14.2 million increase in other operating expenses, a $3.0 million increase in policyowner benefits, a $2.4 million increase in interest credited, and a $1.6 million increase in interest expense offset by a $1.4 million decrease in DAC amortization.  The increase in operating expenses was primarily attributable to an increase in premium taxes associated with the higher current year sales and sales charges for BOLI mentioned above, as well as higher asset management fees for BOLI and higher operating expenses attributable to the expansion of sales and distribution in New York.

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

	2007	2006

Total revenues	$ 23,417	$19,424
Total benefits and expenses	25,473	18,526
(Loss) income before income tax (benefit) expense	(2,056)	898

Net (loss) income	$ (1,337)	$584

The Group Protection Segment had (loss) income before income taxes of $(2.1) million and $0.9 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Total revenues for the six-month period ended June 30, 2007 increased by $4.0 million as compared to the six-month period ended June 30, 2006.  The increase was primarily due to increased in-force business in group disability, group stop loss, and group life, with premium increases of $2.1 million, $1.0 million, and $0.7 million, respectively.

Total benefits and expenses for the six-month period ended June 30, 2007 increased by $6.9 million in comparison to the six-month period ended June 30, 2006.  The increase was primarily attributable to an increase in policyholder benefits for group stop loss and group life products of $1.8 million and $2.8 million, respectively, as well as an increase in general operating expenses of $2.2 million.  The increase in operating expenses resulted primarily from an increase in the level of in-force business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the six months ended June 30 in (000’s):

	2007		2006

Total revenues	$ 71,409	$	$ 50,080
Total benefits and expenses	57,397		35,783
Income before income tax	14,012		14,297

Net income	$ 11,669	$	$ 11,628

Total revenues for the six-month period ended June 30, 2007 increased by $21.3 million as compared to the six-month period ended June 30, 2006.  The increase was primarily attributable to a $25.6 million premium related to the early redemption of a $600 subordinated note due from an affiliate (described above) and a $9.6 million increase in net realized gains on sale of investment, offset by a $9.1 million decrease in investment income related to lower earnings in venture capital and other alternative investments and a $5.4 million decrease in derivative income.

Total benefits and expenses for the six-month period ended June 30, 2007 increased by $21.6 million in comparison to the six-month period ended June 30, 2006. The increase was primarily due to a $25.6 payment related to the early redemption of a $600 subordinated debenture and a $1.7 million increase in other operating expense offset by a $5.6 million decrease in interest expense.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its subsidiaries are parties to pending legal proceedings, including ordinary routine litigation incidental to their business, both as a defendant and as a plaintiff.  While it is not possible to predict the resolution of these proceedings, management believes, based on the information currently available to it, that the ultimate resolution of these matters will not be material to the Company's financial position, results of operations, or cash flows.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

August 14, 2007	/s/ Robert C. Salipante
Date	Robert C. Salipante, President
(Principal Executive Officer)

August 14, 2007	/s/ Ronald H. Friesen
Date	Ronald H. Friesen , Senior Vice President and Chief Financial Officer
(Principal Financial Officer)