Form 10-Q
period 2007-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2007-11-13
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended September 30, 2007
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, and 333-144912-01

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

Registrant has 6,437 shares of common stock outstanding on November 13, 2007, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b)  OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART II -	Other Information

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Submission of Matters to a Vote of Security Holders	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2007	2006

Revenues

Premiums and annuity considerations	$45,305	$45,753
Net investment income	837,827	898,397
Net derivative (loss) income	(12,298)	6,621
Net realized investment losses	(975)	(35,332)
Fee and other income	362,457	295,238
Subordinated notes early redemption premium	25,578	-

Total revenues	1,257,894	1,210,677

Benefits and Expenses

Interest credited	478,786	463,321
Interest expense	78,821	96,369
Policyowner benefits	115,472	116,179
Amortization of deferred policy acquisition costs and value of business acquired	193,563	253,363
Other operating expenses	205,334	174,159
Partnership capital securities early redemption payment	25,578	-

Total benefits and expenses	1,097,554	1,103,391

Income before income tax expense	160,340	107,286

Income tax expense	42,898	18,618

Net income	$117,442	$88,668

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

For the three-month periods ended September 30,

	Unaudited
	2007	2006

Revenues

Premiums and annuity considerations	$14,512	$15,125
Net investment income	304,701	384,445
Net derivative loss	(207,599)	(219,413)
Net realized investment losses	(5,098)	(12,890)
Fee and other income	139,572	104,682

Total revenues	246,088	271,949

Benefits and Expenses

Interest credited	153,318	161,058
Interest expense	17,524	33,118
Policyowner benefits	35,383	44,981
Amortization of deferred policy acquisition costs and value of business acquired	27,278	63,151
Other operating expenses	79,306	60,383

Total benefits and expenses	312,809	362,691

Loss before income tax benefit	(66,721)	(90,742)

Income tax benefit	(26,088)	(42,781)

Net loss	$(40,633)	$(47,961)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	Unaudited
ASSETS	September 30, 2007	December 31, 2006
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $12,335,754 and $13,623,450 at 2007 and 2006, respectively; fair value option elected for $14,593 in 2007)	$12,018,777	$13,637,973
Trading fixed maturities at fair value (amortized cost of $3,432,928 and $3,838,732 at 2007 and 2006, respectively)	3,391,315	3,856,053
Subordinated note from affiliate held-to-maturity (fair value of $630,751 at 2006)	-	600,000
Mortgage loans	2,304,429	2,273,176
Derivative instruments – receivable	607,987	653,854
Limited partnerships	181,540	193,728
Real estate	201,310	186,891
Policy loans	705,266	709,626
Other invested assets	605,759	950,226
Cash and cash equivalents	858,477	578,080
Total investments and cash	20,874,860	23,639,607

Accrued investment income	259,220	291,218
Deferred policy acquisition costs	1,441,585	1,234,206
Value of business acquired	38,357	47,744
Deferred tax asset	86,152	3,597
Goodwill	701,451	701,451
Receivable for investments sold	31,353	33,241
Reinsurance receivable	1,795,697	1,817,999
Other assets	194,927	153,230
Separate account assets	25,041,729	21,060,255

Total assets	$50,465,331	$48,982,548

LIABILITIES

Contractholder deposit funds and other policy liabilities	$18,113,640	$19,428,625
Future contract and policy benefits	723,878	750,112
Payable for investments purchased	218,197	218,465
Accrued expenses and taxes	218,000	144,695
Debt payable to affiliates	945,000	1,325,000
Partnership capital securities	-	607,826
Reinsurance payable to affiliate	1,594,169	1,605,626
Derivative instruments – payable	215,147	160,504
Other liabilities	877,103	1,178,086
Separate account liabilities	25,041,729	21,060,255

Total liabilities	47,946,863	46,479,194

Commitments and contingencies – Note 5

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding	$6,437	$6,437
Additional paid-in capital	2,145,736	2,143,408
Accumulated other comprehensive (loss) income	(95,802)	14,030
Retained earnings	462,097	339,479

Total stockholder’s equity	2,518,468	2,503,354

Total liabilities and stockholder’s equity	$50,465,331	$48,982,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2007	2006

Net income	$117,442	$88,668

Other comprehensive (loss) income:
Net change in unrealized holding losses on available-for- sale securities, net of tax and policyholder amounts (1)	(115,619)	(69,371)
Minimum pension liability adjustment, net of tax (2)	-	1,289
Reclassification adjustments of realized investment losses into net income, net of tax (3)	5,787	53,332
Other comprehensive loss	(109,832)	(14,750)

Comprehensive income	$7,610	$73,918

(1)	Net of tax of $62.5 million and $37.4 million for the nine-month periods ended September 30, 2007 and 2006, respectively.
(2)	Net of tax of $(0.7) million for the nine-month period ended September 30, 2006.
(3)	Net of tax of $(3.1) million and $(28.7) million for the nine-month periods ended September 30, 2007 and 2006, respectively.

For the three-month periods ended September 30,

	Unaudited
	2007	2006

Net loss	$(40,633)	$(47,961)

Other comprehensive (loss) income:
Net change in unrealized holding (losses) gains on available-for- sale securities, net of tax and policyholder amounts (4)	(22,379)	107,827
Reclassification adjustments of realized investment losses into net income, net of tax (5)	3,709	30,567
Other comprehensive (loss) income	(18,670)	138,394

Comprehensive (loss) income	$(59,303)	$90,433

(4)	Net of tax of $11.7 million and $(58.1) million for the three-month periods ended September 30, 2007 and 2006, respectively.
(5)	Net of tax of $(2.0) million and $(16.5) million for the three-month periods ended September 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)

For the nine-month periods ended September 30, 2007 and 2006
Unaudited

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	(Loss) Income	Earnings	Equity

Balance at December 31, 2006	$6,437	$2,143,408	$14,030	$339,479	$2,503,354

Cumulative effect of accounting changes, net of taxes				5,176	5,176
Net income				117,442	117,442
Tax benefit from stock options		2,328			2,328
Other comprehensive loss			(109,832)		(109,832)

Balance at September 30, 2007	$6,437	$2,145,736	$(95,802)	$462,097	$2,518,468

Balance at December 31, 2005	$6,437	$2,138,880	$19,260	$561,187	$2,725,764

Net income				88,668	88,668
Dividends				(200,000)	(200,000)
Tax benefit from stock options		3,947			3,947
Other comprehensive loss			(14,750)		(14,750)

Balance at September 30, 2006	$6,437	$2,142,827	$4,510	$449,855	$2,603,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the nine-month periods ended September 30,

	Unaudited
	2007	2006
Cash Flows From Operating Activities:
Net income from operations	$117,442	$88,668
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Amortization of discount and premiums	26,515	43,157
Amortization of deferred policy acquisition costs and value of business acquired	193,563	253,363
Depreciation and amortization	3,681	3,494
Non cash derivative activity	25,361	(18,537)
Net realized loss on investments	975	35,332
Net unrealized loss (gain) on trading investments	58,935	(13,128)
Net realized gains on trading investments	(4,095)	-
Net change in unrealized and undistributed gains in private
equity limited partnerships	(38,075)	(26,079)
Interest credited to contractholder deposits	478,786	463,321
Deferred federal income taxes	(24,014)	107,471
Changes in assets and liabilities:
Deferred acquisition cost additions	(245,104)	(187,679)
Accrued investment income	31,998	(38,371)
Future contract and policy benefits	(26,370)	(4,801)
Other, net	117,716	35,903
Net sales (purchases) of trading fixed maturities	404,563	(1,627,782)

Net cash provided by (used in) operating activities	$1,121,877	$(885,668)

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	$3,394,431	$4,603,225
Mortgage loans	285,532	150,981
Other invested assets	594,780	106,037
Redemption of subordinated note from affiliate	600,000	-
Purchases of:
Available-for-sale fixed maturities	(2,113,698)	(3,017,843)
Mortgage loans	(316,529)	(591,627)
Real estate	(17,824)	(794)
Other invested assets	(52,398)	(732,208)
Net change in other investing activities	(325,730)	671,968
Net change in policy loans	4,360	(2,427)
Early redemption premium	25,578	-

Net cash provided by investing activities	$2,078,502	$1,187,312

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2007	2006

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,558,308	$2,948,755
Withdrawals from contractholder deposit funds	(3,475,040)	(2,761,118)
Debt proceeds	-	200,000
Dividends paid to stockholder	-	(200,000)
Repayments of debt	(980,000)	-
Early redemption payment	(25,578)	-
Other, net	2,328	3,947

Net cash (used in) provided by financing activities	$(2,919,982)	$191,584

Net change in cash and cash equivalents	280,397	493,228

Cash and cash equivalents, beginning of period	578,080	347,654

Cash and cash equivalents, end of period	$858,477	$840,882

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

General

Sun Life Assurance Company of Canada (U.S.) (the "Company") and its subsidiaries are engaged in the sale of individual and group fixed and variable annuities, individual and group variable life insurance, individual universal life insurance, funding agreements, group life, group disability, and group stop loss insurance.  These products are distributed through individual insurance agents, financial planners, insurance brokers, and broker-dealers to both the tax qualified and non-tax-qualified markets.  The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.  In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the State of New York.

The Company is a stock life insurance company incorporated under the laws of Delaware.  The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. (the "Parent").  The Company is also an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of September 30, 2007, the Company owned directly or indirectly all of the outstanding shares or member interests of SLNY; Sun Life of Canada (U.S.) SPE 97-I, Inc.; Clarendon Insurance Agency, Inc.; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; 7701 France Avenue, LLC; Independence Life and Annuity Company; Sun MetroNorth, LLC and SLNY Private Placement Investment Company I, LLC.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

Effective September 27, 2007, the Company dissolved Sun life of Canada (U.S.) Holdings General Partner, LLC (the “General Partner”) and Sun Life of Canada (U.S.) Limited Partnership (the “Partnership”).  The General Partner was the sole general partner in the Partnership and, as a result, the Partnership had been consolidated with the results of the Company.  The Partnership was organized to purchase subordinated debentures issued by the Parent and to issue partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I.  Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "Trust"), whereby the Company is the sole beneficiary of the Trust.  As of September 30, 2007, total assets and liabilities of the Trust were $56.9 million and $6.2 million, respectively. As the sole beneficiary of the Trust, the Company is required to consolidate this Trust under the requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51."  Accordingly, the assets and liabilities of the Trust are included in the Company’s consolidated financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of SFAS No. 159 are effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact, if any, which SFAS No. 159 may have on the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning on January 1, 2008.  The Company is currently evaluating the impact, if any, which SFAS No. 157 may have on the Company’s consolidated financial statements.

Adoption of New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"), which became effective for fiscal years beginning after December 15, 2006.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

While the final outcome of the ongoing IRS examinations is not yet determinable, the Company does not believe that any adjustments would be material to its financial position.  It is reasonably possible, however, that the total amount of UTBs will significantly increase or decrease within twelve months of the reporting date, as a settlement with Appeals relating to the 2001 and 2002 tax years could occur.  It also is reasonably possible that UTBs for the separate account dividends received deduction (the “DRD”) could decrease by as much as $3.8 million plus related gross interest of $1.3 million.

The Company has elected on a prospective basis, with the adoption of FIN 48, to recognize interest and penalties accrued related to UTBs in interest expense.  The Company had accrued $10.8 million of gross interest as of January 1, 2007.   During the nine-month period ended September 30, 2007, the Company recognized an additional $4.1 million in gross interest related to UTBs.  The Company has not accrued any penalties.

In addition, the Company’s UTBs at September 30, 2007, did not change due to examination settlements with taxing authorities and did not change due to the expiration of the applicable statute of limitations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Adoption of New Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.”  This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."  The Company began applying SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company elected the fair value option for $14.6 million of available-for-sale securities during the nine-month period ended September 30, 2007.  The election did not have a material impact on the Company’s results of operations.

In September 2005, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1").  SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. The adoption of SOP 05-1 on January 1, 2007 did not have a material impact on the Company’s consolidated financial condition and results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES

Below is a summary of the affiliated transactions for those affiliates that are not included in these financial statements.

The Company has an agreement with Sun Life Assurance Company of Canada (“SLOC”) which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis.  Expenses under this agreement amounted to approximately $15.8 million and $43.0 million for the three and nine-month periods ended September 30, 2007, respectively, and $11.9 million and $37.7 million for the three and nine-month periods ended September 30, 2006, respectively.

In accordance with a management service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $59.9 million and $174.5 million for the three and nine-month periods ended September 30, 2007, respectively, and $55.6 million and $157.3 million for the three and nine-month periods ended September 30, 2006, respectively.

In accordance with a management service agreement between the Company and Genworth Life and Health Insurance Company (“GLHIC”), the Company provides personnel and certain services to GLHIC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $31.0 million and $39.2 million for the three and nine-month periods ended September 30, 2007, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term that is then ending.  Under these leases, the Company received rent of $2.7 million and $8.0 million for the three and nine-month periods ended September 30, 2007 and 2006, respectively.

As more fully described in Note 4, the Company has a reinsurance agreement with SLOC.

The Company declared and paid a $200 million dividend to the Parent during the nine-month period ended September 30, 2006. The Company did not declare and pay any dividend to the Parent during the nine-month period ended September 30, 2007.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada – U.S. Operations Holdings, Inc. (“U.S. Holdings”) under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company ("MFS"), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement amounted to approximately $5.7 million and $16.8 million for the three and nine-month periods ended September 30, 2007, respectively, and $5.6 million and $16.8 million for the three and nine-month periods ended September 30, 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

In 2002, the Company issued two promissory notes with a combined total of $460 million to Sun Life (Hungary) Group Financing Limited Company ("Sun Life (Hungary) LLC").  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  At September 30, 2007 and 2006, the Company had $80.0 million and $460.0 million, respectively, in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Total interest incurred was $1.1 million and $12.1 million for the three and nine-month periods ended September 30, 2007, respectively.  Total interest incurred was $6.6 million and $19.8 million for the three and nine-month periods ended September 30, 2006, respectively.

At September 30, 2007 and 2006, the Company had $565 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company incurred $10.6 million and $31.9 million in interest expense on these surplus notes for the three and nine-month periods ended September 30, 2007 and 2006, respectively.

Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  The Company expensed $17.8 million for interest on these partnership capital securities for the nine-month period ended September 30, 2007, and $12.8 million and $38.4 million for the three and nine-month periods ended September 30, 2006, respectively.  The Company also earned, through the Partnership, $17.8 million in interest for the nine-month period ended September 30, 2007, and $12.8 million and $38.4 million for the three and nine-month periods ended September 30, 2006, respectively.

In September 2006, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding III, L.L.C. ("LLC III"). Total interest credited for these funding agreements was $13.1 million and $38.8 million for the three and nine-month periods ended September 30, 2007, respectively, and $1.6 million for the three and nine-month periods ended September 30, 2006, respectively. The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $1.5 million and $4.3 million for the three and nine-month periods ended September 30, 2007, respectively, and $0.2 million for the three and nine-month periods ended September 30, 2006, respectively, for interest on this demand note.

In May 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. ("LLC II").  Total interest credited for this funding agreement was $12.9 million and $38.2 million for the three and nine-month periods ended September 30, 2007, respectively, and $12.6 million and $17.9 million for the three and nine-month periods ended September 30, 2006, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006.  The Company expensed $1.4 million and $4.3 million for the three and nine-month periods ended September 30, 2007, respectively, and $1.4 million and $2.0 million for the three and nine-month periods ended September 30, 2006, respectively.

In June 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC"). Total interest credited for these funding agreements was $13.1 million and $38.8 million for the three and nine-month periods ended September 30, 2007, respectively, and $13.3 million and $36.4 million for the three and nine-month periods ended September 30, 2006, respectively.  The Company also issued a $100.0 million floating rate demand note payable to LLC on June 10, 2005.  The Company expensed $1.5 million and $4.3 million for interest on this demand note for the three and nine-month periods ended September 30, 2007, respectively, and $1.5 million and $4.1 million for the three and nine-month periods ended September 30, 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. TRANSACTIONS WITH AFFILIATES (continued)

The Company has an administrative services agreement with Sun Capital Advisers LLC ("SCA"), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $0.5 million and $1.4 million for the three and nine-month periods ended September 30, 2007, respectively, and $0.4 million and $1.1 million for the three and nine-month periods ended September 30, 2006, respectively. The Company paid $3.4 million and $11.5 million during the three and nine-month periods ended September 30, 2007, respectively, and $3.3 million and $11.5 million during the three and nine-month periods ended September 30, 2006, respectively, in investment management services fees to SCA.

The Company paid $8.2 million and $23.9 million for the three and nine-month periods ended September 30, 2007, respectively, and $5.8 million and $17.8 million for the three and nine-month periods ended September 30, 2006, respectively, in commission fees to Sun Life Financial Distributors, Inc. ("SLFD").  The Company also had an agreement with SLFD and the Parent whereby the Parent provided expense reimbursements to the Company for administrative services provided by the Company to SLFD. The Company received reimbursement of $0.6 million for the nine-month period ended September 30, 2007 related to this agreement.  This agreement was terminated on March 2, 2007.  In addition, the Company received fee income for administrative services provided to SLFD of $0.8 million and $2.2 million for the three and nine-month periods ended September 30, 2006, respectively.

The Company paid $6.9 million and $20.8 million for the three and nine-month periods ended September 30, 2007, respectively, and $5.1 million and $13.1 million for the three and nine-month periods ended September 30, 2006, respectively, in commission fees to Independent Financial Marketing Group, Inc (“IFMG”).  Effective November 7, 2007, IFMG was sold by the Parent and is no longer an affiliate of the Company.  IFMG will continue to distribute the Company’s products.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. ("SLISC") under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement amounted to approximately $6.3 million and $18.4 million for the three and nine-month periods ended September, 30 2007, respectively, and $5.2 million and $15.1 million for the three and nine-month periods ended September 30, 2006, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited ("SLISIL") under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $4.2 million and $11.2 million for the three and nine-month periods ended September 30, 2007, respectively, and $2.6 million and $7.9 million for the three and nine-month periods ended September 30, 2006, respectively.

The Company recorded a tax benefit of $2.3 million and $3.9 million through paid-in-capital for SLF stock options issued to employees of the Company for the nine-month periods ended September 30, 2007 and 2006, respectively.

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

Wealth Management

The Wealth Management Segment markets, sells, and administers individual and group variable annuity products, individual and group fixed annuity products, funding agreements, and other retirement benefit products.  These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies.  The Company uses derivative instruments to manage the risks inherent in the contract options.

Individual Protection

The Individual Protection Segment markets, sells, and administers a variety of life insurance products sold to individuals and corporate owners of life insurance. The products include whole life, universal life and variable life products.

Group Protection

The Group Protection Segment markets, sells, and administers group life, group long-term disability, group short-term disability and group stop loss insurance products to small and mid-size employers in the State of New York through the Company’s subsidiary, SLNY.

Corporate

The Corporate Segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments (in 000’s):

	Nine-month period ended September 30, 2007

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 1,003,274	$117,397	$34,687	$102,536	$1,257,894
Total benefits and expenses	885,248	117,753	33,575	60,978	1,097,554
Income (loss) before income tax	118,026	(356)	1,112	41,558	160,340

Net income (loss)	$ 87,069	$(126)	$723	$29,776	$117,442

	Nine-month period ended September 30, 2006

Total revenues	$ 1,030,911	$74,233	$29,125	$76,408	$1,210,677
Total benefits and expenses	952,366	72,383	27,663	50,979	1,103,391
Income before income tax	78,545	1,850	1,462	25,429	107,286

Net income	$ 66,206	$1,307	$950	$20,205	$88,668

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (continued)

	Three-month period ended September 30, 2007

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 149,366	$54,325	$11,270	$31,127	$246,088
Total benefits and expenses	245,988	55,138	8,102	3,581	312,809
(Loss) income before income tax	(96,622)	(813)	3,168	27,546	(66,721)

Net (loss) income	$ (60,307)	$(493)	$2,060	$18,107	$(40,633)

	Three-month period ended September 30, 2006

Total revenues	$ 204,984	$30,936	$9,701	$26,328	$271,949
Total benefits and expenses	308,769	29,589	9,137	15,196	362,691
(Loss) income before income tax	(103,785)	1,347	564	11,132	(90,742)

Net (loss) income	$ (57,814)	$910	$366	$8,577	$(47,961)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. REINSURANCE

The Wealth Management Segment manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion as of September 30, 2007 and December 31, 2006.  This entire block of business was reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $7.8 million and $70.3 million for the three and nine-month periods ended September 30, 2007, respectively, and by $5.9 million and $73.5 million for the three and nine-month periods ended September 30, 2006, respectively.  The Company also reduced interest credited by $16.6 million and $54.1 million for the three and nine-month periods ended September 30, 2007, respectively, and by $18.5 million and $53.2 million for the three and nine-month periods ended September 30, 2006, respectively. In addition, the Company also increased net investment income relating to an experience rating refund under the reinsurance agreement with SLOC by $3.1 million and $9.5 million for the three and nine-month period ended September 30, 2007, respectively, and $0.7 million and $7.3 million for the three and nine-month periods ended September 30, 2006, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

5.COMMITMENTS AND CONTINGENIES

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

Litigation, Income Taxes and Other Matters

In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the DRD on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2006-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope, and application of new regulations.  The timing, substance, and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the nine month period ended September 30, 2007, the Company recorded a benefit of $9 million related to the separate account DRD.

The Company is not aware of any contingent liabilities arising from litigation or other matters that could have a material effect upon the financial condition, results of operations or cash flows of the Company.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  RETIREMENT PLANS

The following table sets forth the components of the net periodic pension (benefit) cost and other benefits for the nine-month periods ended September 30 (in 000’s):

	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of net periodic pension (benefit) cost:
Service cost	$ 3,081	$ 880	$ 4,193	$ 983
Interest cost	11,816	2,153	10,079	2,225
Expected return on plan assets	(16,406)	-	(16,254)	-
Amortization of transition obligation asset	(1,570)	-	(1,570)	-
Amortization of prior service cost (credit)	253	(397)	207	(396)
Recognized net actuarial (gains) losses	(80)	684	123	1,088
Net periodic pension (benefit) cost	$ (2,906)	$ 3,320	$ (3,222)	$ 3,900
The Company’s share of net periodic pension (benefit) cost	$ (2,906)	$ 2,854	$ (3,222)	$ 3,369

The following table sets forth the components of the net periodic pension (benefit) cost and other benefits for the three-month periods ended September 30 (in 000’s):

	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of net periodic pension (benefit) cost:
Service cost	$ 1,027	$ 354	$ 1,397	$ 327
Interest cost	3,939	762	3,359	741
Expected return on plan assets	(5,469)	-	(5,418)	-
Amortization of transition obligation asset	(523)	-	(524)	-
Amortization of prior service cost (credit)	84	(132)	69	(132)
Recognized net actuarial (gains) losses	(27)	228	41	362
Net periodic pension (benefit) cost	$ (969)	$ 1,212	$ (1,076)	$ 1,298
The Company’s share of net periodic pension (benefit) cost	$ (969)	$ 1,056	$ (1,076)	$ 1,126

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  RETIREMENT PLANS (continued)

Prior to 2006, the Company participated in the staff nonqualified pension plan (the "UBF plan") which was sponsored by SLOC, an affiliate, and expensed the portion of the UBF plan cost that was allocated to the Company.  Effective January 1, 2006, the UBF plan was divided, with the Company taking over its pro rata share of pension benefit obligation ("PBO").

Included as a component of other comprehensive income in the Company’s December 31, 2006 Form 10-K was a $1.5 million after-tax transition provision adjustment related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  SFAS No. 158 requires companies to record the transition amount as a direct adjustment to the ending balance of accumulated other comprehensive income and not as a component of comprehensive income for the year of adoption.  The Company intends to correct the other comprehensive income presentation in its December 31, 2007 Form 10-K.

7. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Life Insurance Company (“Keyport”).  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2007 and concluded that these assets were not impaired.

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at September 30, 2007 (in 000’s):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$18,063,604	$1,305,614	66.7
Minimum Income	$368,161	$41,528	60.2
Minimum Accumulation and Withdrawal	$4,899,572	$386	62.5

1   Net amount at risk represents the difference between the guaranteed benefits and the account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  LIABILITIES FOR CONTRACT GUARANTEES (continued)

The following roll-forward summarizes the change in reserve for the guaranteed minimum death and income benefit for the nine-month period ended September 30, 2007 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total

Balance at January 1, 2007	$ 39,923	$ 1,448	$ 41,371

Benefit ratio change / Assumption changes	(4,057)	4,208	151
Incurred guaranteed benefits	20,246	425	20,671
Paid guaranteed benefits	(23,161)	(5,662)	(28,823)
Interest	1,466	61	1,527

Balance at September 30, 2007	$ 34,417	$ 480	$ 34,897

The following roll-forward summarizes the change in reserve for the guaranteed minimum death and income benefit for the nine-month period ended September 30, 2006 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total

Balance at January 1, 2006	$ 41,749	$ 3,000	$ 44,749

Benefit ratio change / Assumption changes	(5,133)	5,320	187
Incurred guaranteed benefits	26,827	1,350	28,177
Paid guaranteed benefits	(25,880)	-	(25,880)
Interest	1,026	336	1,362

Balance at September 30, 2006	$ 38,589	$ 10,006	$ 48,595

The liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest, less contract benefit payments.  The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges.  The benefit ratio may be in excess of 100%.  For guarantees in the event of death, benefits represent the current guaranteed minimum death payments in excess of the current account balance.  For guarantees at annuitization, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

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

Guaranteed minimum accumulation benefits (“GMABs”) and withdrawal benefits (“GMWBs”) are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings.  The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection.  Policyholder assumptions are based on experience studies and industry standards.  The net balance of GMABs and GMWBs constituted (a liability) an asset in the amount of $(6.4) million and $8.4 million at September 30, 2007 and December 31, 2006, respectively.

9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”) and in accordance with SEC Rule 12h-5.

The Company’s wholly-owned subsidiary, SLNY, sells, among other products, combination fixed and variable annuity contracts (the “contracts”) in the State of New York.  These contracts contain a fixed investment option, where interest is paid at a guaranteed rate for a specified period of time, and withdrawals made before the end of the specified period may be subject to a market value adjustment that can increase or decrease the amount of the withdrawal proceeds (the “fixed investment option period”).  Effective September 27, 2007, the Company provides a full and unconditional guarantee (the “guarantee”) of SLNY’s obligation related to SLNY contracts’ fixed investment option period related to policies currently in-force or sold on or after September 30, 2007.  The guarantee relieves SLNY of its obligation to file annual, quarterly, and current reports with the SEC on Form 10-K, Form 10-Q, and Form 8-K.

In the following presentation of condensed consolidating financial statements, the term "SLUS as Parent" is used to denote the Company as a stand alone entity, isolated from its subsidiaries and the term "Other Subs" is used to denote the Company's other subsidiaries, with the exception of SLNY.  All condensed consolidating financial statements are presented in thousands.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statements of Income
For the nine-month period ended September 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$12,176	$33,129	$-	$-	$45,305
Net investment income	742,730	71,271	23,826	-	837,827
Net derivative loss	(10,549)	(1,749)	-	-	(12,298)
Net realized investment (losses) gains	(1,936)	981	(20)	-	(975)
Fee and other income	342,204	17,940	2,313	-	362,457
Subordinated notes early redemption premium	-	-	25,578	-	25,578

Total revenues	1,084,625	121,572	51,697	-	1,257,894

Benefits and Expenses

Interest credited	437,629	39,181	1,976	-	478,786
Interest expense	61,056	-	17,763	2	78,821
Policyowner benefits	84,354	29,359	1,759	-	115,472
Amortization of DAC and VOBA	182,133	11,430	-	-	193,563
Other operating expenses	181,451	23,268	617	(2)	205,334
Partnership capital securities early redemption payment	-	-	25,578	-	25,578

Total benefits and expenses	946,623	103,238	47,693	-	1,097,554

Income (loss) before income tax expense (benefit)	138,002	18,334	4,004	-	160,340

Income tax expense (benefit)	35,494	6,190	1,214	-	42,898
Equity in the net income of subsidiaries	14,934	-	1,811	(16,745)	-

Net income	$117,442	$12,144	$4,601	$(16,745)	$117,442

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statements of Income
For the nine-month period ended September 30, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$17,477	$28,276	$-	$-	$45,753
Net investment income	780,672	73,644	44,720	(639)	898,397
Net derivative income (loss)	5,982	-	-	639	6,621
Net realized investment losses	(30,588)	(4,610)	(134)	-	(35,332)
Fee and other income	279,067	14,442	1,729	-	295,238

Total revenues	1,052,610	111,752	46,315	-	1,210,677

Benefits and Expenses

Interest credited	417,708	42,637	2,976	-	463,321
Interest expense	58,001	-	38,368	-	96,369
Policyowner benefits	92,064	22,939	1,176	-	116,179
Amortization of DAC and VOBA	243,397	9,966	-	-	253,363
Other operating expenses	155,990	17,803	366	-	174,159

Total benefits and expenses	967,160	93,345	42,886	-	1,103,391

Income before income tax expense	85,450	18,407	3,429	-	107,286

Income tax expense	11,521	6,103	994	-	18,618
Equity in the net income of subsidiaries	14,739	-	2,273	(17,012)	-

Net income	$88,668	$12,304	$4,708	$(17,012)	$88,668

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statements of Income
For the three-month period ended September 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$3,768	$10,744	$-	$-	$14,512
Net investment income	279,649	22,816	1,791	445	304,701
Net derivative loss	(205,405)	(1,749)	-	(445)	(207,599)
Net realized investment (losses) gains	(5,139)	30	11	-	(5,098)
Fee and other income	132,529	6,090	953	-	139,572

Total revenues	205,402	37,931	2,755	-	246,088

Benefits and Expenses

Interest credited	140,184	12,587	547	-	153,318
Interest expense	17,525	-	-	(1)	17,524
Policyowner benefits	27,558	7,521	304	-	35,383
Amortization of DAC and VOBA	24,132	3,146	-	-	27,278
Other operating expenses	70,813	8,252	240	1	79,306

Total benefits and expenses	280,212	31,506	1,091	-	312,809

(Loss) income before income tax (benefit) expense	(74,810)	6,425	1,664	-	(66,721)

Income tax (benefit) expense	(28,941)	2,277	576	-	(26,088)
Equity in the net income of subsidiaries	5,236	-	608	(5,844)	-

Net (loss) income	$(40,633)	$4,148	$1,696	$(5,844)	$(40,633)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statements of Income
For the three-month period ended September 30, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$5,723	$9,402	$-	$-	$15,125
Net investment income	345,378	24,242	14,862	(37)	384,445
Net derivative loss	(219,450)	-	-	37	(219,413)
Net realized investment (losses) gains	(10,371)	(2,561)	42	-	(12,890)
Fee and other income	98,925	5,144	613	-	104,682

Total revenues	220,205	36,227	15,517	-	271,949

Benefits and Expenses

Interest credited	147,206	14,012	(160)	-	161,058
Interest expense	20,328	-	12,790	-	33,118
Policyowner benefits	36,551	7,583	847	-	44,981
Amortization of DAC and VOBA	60,237	2,914	-	-	63,151
Other operating expenses	53,898	6,372	113	-	60,383

Total benefits and expenses	318,220	30,881	13,590	-	362,691

(Loss) income before income tax (benefits) expense	(98,015)	5,346	1,927	-	(90,742)

Income tax (benefit) expense	(44,949)	1,531	637	-	(42,781)
Equity in the net income of subsidiaries	5,105	-	858	(5,963)	-

Net (loss) income	$(47,961)	$3,815	$2,148	$(5,963)	$(47,961)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Balance Sheets at September 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$10,632,204	$1,329,409	$57,164	$-	$12,018,777
Trading fixed maturities at fair value	3,391,315	-	-	-	3,391,315
Investment in subsidiaries	393,922	-	-	(393,922)	-
Mortgage loans	2,138,336	166,093	-	-	2,304,429
Derivative instruments – receivable	607,987	-	-	-	607,987
Limited partnerships	181,540	-	-	-	181,540
Real estate	156,477	-	44,833	-	201,310
Policy loans	678,195	158	26,913	-	705,266
Other invested assets	516,590	89,169	-	-	605,759
Cash and cash equivalents	786,870	64,986	6,621	-	858,477
Total investments and cash	19,483,436	1,649,815	135,531	(393,922)	20,874,860

Accrued investment income	241,771	16,109	1,340	-	259,220
Deferred policy acquisition costs	1,337,118	104,467	-	-	1,441,585
Value of business acquired	38,357	-	-	-	38,357
Deferred tax asset	95,259	-	1,945	(11,052)	86,152
Goodwill	658,052	37,788	5,611	-	701,451
Receivable for investments sold	25,571	5,731	51	-	31,353
Reinsurance receivable	1,789,684	6,013	-	-	1,795,697
Other assets	182,268	14,142	1,866	(3,349)	194,927
Separate account assets	24,053,595	915,204	72,930	-	25,041,729

Total assets	$47,905,111	$2,749,269	$219,274	$(408,323)	$50,465,331

LIABILITIES

Contractholder deposit funds and other policy liabilities	$16,745,427	$1,332,213	$36,000	$-	$18,113,640
Future contract and policy benefits	666,676	56,947	255	-	723,878
Payable for investments purchased	210,100	7,676	421	-	218,197
Accrued expenses and taxes	217,829	-	673	(502)	218,000
Deferred tax liability	-	11,052	-	(11,052)	-
Debt payable to affiliates	945,000	-	-	-	945,000
Reinsurance payable to affiliate	1,594,169	-	-	-	1,594,169
Derivative instruments – payable	215,147	-	-	-	215,147
Other liabilities	738,700	114,773	26,477	(2,847)	877,103
Separate account liabilities	24,053,595	915,204	72,930	-	25,041,729

Total liabilities	45,386,643	2,437,865	136,756	(14,401)	47,946,863

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,145,736	239,963	124,305	(364,268)	2,145,736
Accumulated other comprehensive loss	(95,802)	(9,426)	(1,439)	10,865	(95,802)
Retained earnings	462,097	78,767	(42,890)	(35,877)	462,097

Total stockholder’s equity	2,518,468	311,404	82,518	(393,922)	2,518,468

Total liabilities and stockholder’s equity	$47,905,111	$2,749,269	$219,274	$(408,323)	$50,465,331

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Balance Sheets at December 31, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$12,061,211	$1,463,043	$113,719	$-	$13,637,973
Trading fixed maturities at fair value	3,856,053	-	-	-	3,856,053
Subordinated note from affiliate held-to-maturity	-	-	600,000	-	600,000
Investment in subsidiaries	449,307	-	63,952	(513,259)	-
Mortgage loans	2,111,884	161,292	-	-	2,273,176
Derivative instruments – receivable	653,854	-	-	-	653,854
Limited partnerships	193,728	-	-	-	193,728
Real estate	157,281	-	29,610	-	186,891
Policy loans	672,553	139	36,934	-	709,626
Other invested assets	884,304	65,922	-	-	950,226
Cash and cash equivalents	513,190	54,231	10,659	-	578,080
Total investments and cash	21,553,365	1,744,627	854,874	(513,259)	23,639,607

Accrued investment income	266,141	15,125	9,952	-	291,218
Deferred policy acquisition costs	1,149,185	85,021	-	-	1,234,206
Value of business acquired	47,744	-	-	-	47,744
Deferred tax asset	8,587	-	1,963	(6,953)	3,597
Goodwill	658,052	37,788	5,611	-	701,451
Receivable for investments sold	30,146	1,244	1,851	-	33,241
Reinsurance receivable	1,812,093	5,906	-	-	1,817,999
Other assets	136,406	15,146	1,678	-	153,230
Separate account assets	20,190,709	796,827	72,719	-	21,060,255

Total assets	$45,852,428	$2,701,684	$948,648	$(520,212)	$48,982,548

LIABILITIES

Contractholder deposit funds and other policy liabilities	$17,945,270	$1,437,396	$45,959	$-	$19,428,625
Future contract and policy benefits	696,012	54,100	-	-	750,112
Payable for investments purchased	210,668	5,735	2,062	-	218,465
Accrued expenses and taxes	141,607	-	213	2,875	144,695
Deferred tax liability	-	6,953	-	(6,953)	-
Debt payable to affiliates	1,325,000	-	-	-	1,325,000
Partnership capital securities	-	-	607,826	-	607,826
Reinsurance payable to affiliate	1,605,626	-	-	-	1,605,626
Derivative instruments – payable	160,504	-	-	-	160,504
Other liabilities	1,073,678	90,517	16,766	(2,875)	1,178,086
Separate account liabilities	20,190,709	796,827	72,719	-	21,060,255

Total liabilities	43,349,074	2,391,528	745,545	(6,953)	46,479,194

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,143,408	239,963	185,529	(425,492)	2,143,408
Accumulated other comprehensive income	14,030	1,432	1,369	(2,801)	14,030
Retained earnings	339,479	66,661	13,663	(80,324)	339,479

Total stockholder’s equity	2,503,354	310,156	203,103	(513,259)	2,503,354

Total liabilities and stockholder’s equity	$45,852,428	$2,701,684	$948,648	$(520,212)	$48,982,548

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statements of Cash Flow
For the nine-month period ended September 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$117,442	$12,144	$4,601	$(16,745)	$117,442
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and premiums	24,758	1,391	366	-	26,515
Amortization of DAC and VOBA	182,133	11,430	-	-	193,563
Depreciation and amortization	3,065	-	616	-	3,681
Non cash derivative activity	23,610	1,751	-	-	25,361
Net realized losses (gains) on investments	1,936	(981)	20	-	975
Net unrealized losses on trading investments	58,935	-	-	-	58,935
Net realized gains on trading investments	(4,095)	-	-	-	(4,095)
Net change in unrealized and undistributed gains in private equity limited partnerships	(38,075)	-	-	-	(38,075)
Interest credited to contractholder deposits	437,629	39,181	1,976	-	478,786
Deferred federal income taxes	(34,347)	9,947	386	-	(24,014)
Equity in net income of subsidiaries	(14,934)	-	(1,811)	16,745	-
Changes in assets and liabilities:
Deferred acquisition cost additions	(222,971)	(22,133)	-	-	(245,104)
Accrued investment income	24,370	(984)	8,612	-	31,998
Future contract and policy benefits	(29,782)	3,157	255	-	(26,370)
Dividends received from subsidiaries	63,995	-	-	(63,995)	-
Other, net	112,424	3,135	2,157	-	117,716
Net sales of trading fixed maturities	404,563	-	-	-	404,563

Net cash provided by operating activities	1,110,656	58,038	17,178	(63,995)	1,121,877

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	3,057,295	271,007	66,129	-	3,394,431
Mortgage loans	253,394	32,138	-	-	285,532
Other invested assets	617,056	24	960	(23,260)	594,780
Redemption of subordinated note from affiliate	-	-	600,000	-	600,000
Purchases of:
Available-for-sale fixed maturities	(1,933,412)	(167,358)	(12,928)	-	(2,113,698)
Mortgage loans	(279,569)	(36,960)	-	-	(316,529)
Real estate	(1,985)	-	(15,839)	-	(17,824)
Other invested assets	(52,398)	(23,260)	-	23,260	(52,398)
Net change in other investing activities	(348,990)	23,260	-	-	(325,730)
Net change in policy loans	(5,642)	(19)	10,021	-	4,360
Early redemption premium	-	-	25,578	-	25,578

Net cash provided by investing activities	$1,305,749	$98,832	$673,921	$-	$2,078,502

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statements of Cash Flow (continued)
For the nine-month period ended September 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,414,612	$144,346	$-	$(650)	$1,558,308
Withdrawals from contractholder deposit funds	(3,173,295)	(290,461)	(11,934)	650	(3,475,040)
Repayments of debt	(380,000)	-	(600,000)	-	(980,000)
Dividends paid to parent	-	-	(63,995)	63,995	-
Early redemption payment	-	-	(25,578)	-	(25,578)
Additional capital contributed to subsidiaries	(6,370)	-	6,370	-	-
Other, net	2,328	-	-	-	2,328

Net cash used in financing activities	(2,142,725)	(146,115)	(695,137)	63,995	(2,919,982)

Net change in cash and cash equivalents	273,680	10,755	(4,038)	-	280,397

Cash and cash equivalents, beginning of period	513,190	54,231	10,659	-	578,080

Cash and cash equivalents, end of period	$786,870	$64,986	$6,621	$-	$858,477

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statements of Cash Flow
For the nine-month period ended September 30, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$88,668	$12,304	$4,708	$(17,012)	$88,668
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of discount and premiums	39,160	3,402	595	-	43,157
Amortization of DAC and VOBA	243,397	9,966	-	-	253,363
Depreciation and amortization	3,044	-	450	-	3,494
Non cash derivative activity	(17,898)	-	-	(639)	(18,537)
Net realized loss on investments	30,588	4,610	134	-	35,332
Net unrealized gains on trading investments	(13,128)	-	-	-	(13,128)
Net change in unrealized and undistributed gains in private equity limited partnerships	(26,079)	-	-	-	(26,079)
Interest credited to contractholder deposits	417,708	42,637	2,976	-	463,321
Deferred federal income taxes	99,063	8,884	(476)	-	107,471
Equity in net income of subsidiaries	(14,739)	-	(2,273)	17,012	-
Changes in assets and liabilities:
Deferred acquisition cost additions	(171,435)	(16,244)	-	-	(187,679)
Accrued investment income	(27,547)	2,063	(12,887)	-	(38,371)
Future contract and policy benefits	(7,219)	2,418	-	-	(4,801)
Other, net	39,667	(16,445)	12,042	639	35,903
Net purchases of trading fixed maturities	(1,627,782)	-	-	-	(1,627,782)

Net cash (used in) provided by operating activities	(944,532)	53,595	5,269	-	(885,668)

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	3,929,855	623,467	49,903	-	4,603,225
Mortgage loans	126,377	24,604	-	-	150,981
Other invested assets	106,037	-	-	-	106,037
Purchases of:
Available-for-sale fixed maturities	(2,510,049)	(461,052)	(46,742)	-	(3,017,843)
Mortgage loans	(561,192)	(30,435)	-	-	(591,627)
Real estate	(677)	-	(117)	-	(794)
Other invested assets	(636,399)	(95,809)	-	-	(732,208)
Net change in other investing activities	576,163	95,805	-	-	671,968
Net change in policy loans	(4,526)	71	2,028	-	(2,427)

Net cash provided by investing activities	$1,025,589	$156,651	$5,072	$-	$1,187,312

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statements of Cash Flow (continued)
For the nine-month period ended September 30, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$2,875,333	$71,721	$-	$1,701	$2,948,755
Withdrawals from contractholder deposit funds	(2,465,938)	(290,774)	(2,705)	(1,701)	(2,761,118)
Additional capital contributed to subsidiaries	(266)	-	266	-	-
Debt proceeds	200,000	-	-	-	200,000
Dividends paid to stockholder	(200,000)	-	-	-	(200,000)
Other, net	3,947	-	-	-	3,947

Net cash provided by (used in) financing activities	413,076	(219,053)	(2,439)	-	191,584

Net change in cash and cash equivalents	494,133	(8,807)	7,902	-	493,228

Cash and cash equivalents, beginning of period	281,340	54,540	11,774	-	347,654

Cash and cash equivalents, end of period	$775,473	$45,733	$19,676	$-	$840,882

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  SUBSEQUENT EVENT

On October 31, 2007, the Company contributed $150 million of paid-in capital to a recently formed wholly-owned subsidiary, Sun Life Financial (U.S.) Reinsurance Company ("Sun Life Vermont").  Sun Life Vermont is a Vermont domiciled captive insurance company.

Pursuant to a reinsurance agreement (the "Reinsurance Agreement") with Sun Life Assurance Company of Canada ("SLOC"), the Company’s affiliate, Sun Life Vermont will fund statutory reserves required by Actuarial Guideline 38, as adopted by the National Association of Insurance Commissioners ("AXXX reserves"), attributable to certain universal life ("UL") policies sold by SLOC through its United States branch (the "Branch").  Sun Life Vermont is reinsuring, on a coinsurance basis, a 100% quota share of the Branch's risk on the UL policies covered under the Reinsurance Agreement.  Sun Life Vermont's obligations will be secured in part through a reinsurance trust and in part on a funds-withheld basis.  On November 8, 2007, Sun Life Vermont assumed approximately $550 million of contractholder deposits under the Reinsurance Agreement.

A long-term financing arrangement has been established with a financial institution (the "Lender") that will enable Sun Life Vermont to fund a portion of Sun Life Vermont’s obligations under the Reinsurance Agreement.  Under this arrangement, on November 8, 2007, Sun Life Vermont issued a $1 billion variable principal, floating rate surplus note (the “Surplus Note”) to a special-purpose entity (the “SPE”) affiliated with the Lender.  Additional surplus notes may be issued from time to time.  Pursuant to an agreement between the Lender and U.S. Holdings, an indirect parent of the Company, U.S. Holdings bears the ultimate obligation to repay the Lender and, as such, will consolidate the SPE for accounting purposes in accordance with FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51."  Sun Life Vermont has agreed to reimburse U.S. Holdings for certain costs incurred by U.S. Holdings in connection with the issuance of the Surplus Note.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) ("the Company"), elects to omit the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the Statement of Operations between the nine-month periods ended September 30, 2007 and September 30, 2006, followed by an overview of the Company’s investment holdings and portfolio monitoring processes.

CAUTIONARY STATEMENT

This Form 10-Q includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995.  These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market and interest rate risk, and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate.  These risks and uncertainties may concern, among other things:

●	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company’s growth and profitability.

●	Changes in interest rates and capital market conditions.

●	Regulatory and legislative developments.

●	Developments in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:  deferred policy acquisition costs ("DAC"), the value of business acquired ("VOBA"), derivative instruments, the fair value of financial instruments, policy liabilities and accruals, other-than-temporary impairments of investments, and goodwill.  In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the Company’s critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Result of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006:

Net Income

The Company’s net income was $117.4 million and $88.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  Income before income taxes was $160.3 million and $107.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The significant changes are described below.

REVENUES

Total revenues were $1,257.9 million and $1,210.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The increase of $47.2 million was primarily due to the following:

Premium and annuity considerations - were $45.3 million and $45.8 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Net investment income - was $837.8 million and $898.4 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership income, was $853.5 million and $859.1 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The decrease of $5.6 million during 2007, as compared to 2006, was the result of a decrease in average invested assets which decreased investment income by $17.9 million, offset by a higher average investment yield which increased investment income by $12.3 million.  Investment (loss) income related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $(15.7) million and $39.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net derivative (loss) income - was $(12.3) million and $6.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  Derivative losses primarily represent fair value changes of interest rate swaps resulting from decreasing interest rates and the net interest received or paid on swap agreements.  Generally, as interest rates decline, the market value of the Company's interest rate swaps decreases.  This is due to the fact that in most instances the Company is paying a fixed interest rate and receiving a floating rate on the swaps.

All derivatives are recognized on the balance sheet at fair value. Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of net derivative income.  The Company believes that these derivatives provide economic hedges, but the cost of formally documenting the effectiveness of the fair value of the hedged items to obtain hedge accounting treatment in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified at this time.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

REVENUES (continued)

The Company issues annuity contracts and certain funding agreements that contain a derivative instrument that is "embedded" in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or funding agreement) and is carried at fair value. The Company also purchases call options and futures on the Standard & Poor’s 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor’s" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) to economically hedge its obligations under certain fixed index annuity contracts.  Certain funding agreement contracts are highly-individualized and typically involve the issuance of foreign currency denominated contracts backed by cross currency swaps or equity linked cross currency swaps.  The combination of these swaps with interest rate swaps is intended to allow the Company to lock in U.S. dollar fixed rate payments for the life of the funding agreement.

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

Net derivative (loss) income consisted of the following (in 000’s):

	Nine-month periods ended September 30,
	2007	2006

Net income (expense) on swap agreements	$ 12,300	$ (10,605)
Change in fair value of swap agreements (interest rate, currency, and equity)	(68,857)	7,114
Change in fair value of options, futures and embedded derivatives	44,259	10,112

Net derivative (loss) income	$ (12,298)	$ 6,621

Net realized investment losses - were $1.0 million and $35.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $2.8 million and $1.4 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Fees and other income - consist primarily of mortality and expense charges, rider fees, surrender charges, and other income. Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts. Mortality and expense charges and rider fees combined were $230.0 million and $194.1 million for the nine-month periods ended September 30, 2007 and 2006, respectively, and represented 1.35% and 1.32% of the average separate account asset balances for the nine-month periods ended September 30, 2007 and 2006, respectively.  Average separate account assets were $22.7 billion and $19.6 billion for the nine-month periods ended September 30, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

REVENUES (continued)

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $15.7 million and $20.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Other income represents fees charged for cost of insurance, revenue sharing, and administrative service fees. Other income was $116.8 million and $80.9 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  Of the $35.9 million increase in other income for the nine-month period ended September 30, 2007, $23.0 million results from increased sales of bank-owned life insurance ("BOLI") and $12.9 million results from growth of in-force business, increased revenue sharing, and other fees.

Subordinated notes early redemption premium was the premium received from the Parent in connection with the early redemption of a $600 million subordinated note. The early redemption premium was $25.6 million for the nine-month period ended September 30, 2007.  For additional information, please refer to the early redemption payment described below under “Partnership capital securities early redemption payment.”

BENEFITS AND EXPENSES

Total benefits and expenses were $1,097.6 million and $1,103.4 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The decrease of $5.8 million was primarily due to the following:

Interest credited - to policyholders was $478.8 million and $463.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The $15.5 million increase was the result of a higher average crediting rate, increasing interest credited by $26.8 million, offset by lower average policyholder balances, which decreased interest credited by $11.3 million.

Interest expense - was $78.8 million and $96.4 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The $17.6 million decrease in interest expense was primarily due to a $28.3 million decrease related to the redemption of $600 million of partnership capital securities and $380 million of promissory notes in May, 2007, offset by a $6.7 million increase related to the two $100 million floating rate demand notes that the Company issued on September and May, 2006. An additional $4.1 million increase related to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

BENEFITS AND EXPENSES (continued)

Policyholder benefits - were $115.5 million and $116.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Other operating expenses - were $205.3 million and $174.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The $31.1 million increase in 2007 compared to 2006 was primarily due to $8.0 million increase in operating expenses and $24.1 million increase in premium tax from higher BOLI sales.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $184.6 million and $246.1 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  For the nine-month period ended September 30, 2007, DAC amortization included a decrease of $42.7 million resulting from updates to profitability projections due to actual changes in policies in force, and recent equity markets and interest rate experience.  Offsetting this decrease was an increase in DAC amortization for the nine-month period ended September 30, 2007, of $22.8 million compared to the nine-month period ended September 30, 2006, due to increased actual gross profits.  For the nine-month period ended September 30, 2006, DAC amortization included an increase of $43.8 million resulting from updates to profitability projections due to changes in policy lapse assumptions.

Amortization of VOBA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport Life Insurance Company (November 1, 2001).  This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts.  VOBA amortization was $8.9 million and $7.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  VOBA amortization increased due to updates to profitability projections due to actual changes in policies in force.

Partnership capital securities early redemption payment – was the penalty paid to Sun Life of Canada (U.S.) Capital Trust I, an affiliate, in connection with the early redemption of $600 million of partnership capital securities.  The early redemption payment was $25.6 million for the nine-month period ended September 30, 2007.

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

Wealth Management Segment

The Wealth Management Segment sells a full range of retirement-oriented insurance products that provide fixed, indexed, or variable returns to policyholders.  Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement.  Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a source of income in the payout period.  The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income.  This segment also markets funding agreements to both related and unrelated third parties.

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

In September 2006, the Company issued two floating rate funding agreements with a combined total of $900 million to an affiliate, Sun Life Financial Global Funding III, L.L.C. ("LLC III").  Total interest credited for these funding agreements was $38.8 million and $1.6 million for the nine-month period ended September 30, 2007 and 2006, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $4.3 million and $0.2 million for interest on this demand note for the nine-month period ended September 30, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

In May 2006, the Company issued a floating rate funding agreement of $900 million to an affiliate, Sun Life Financial Global Funding II, L.L.C. ("LLC II").  Total interest credited for this funding agreement was $38.2 million and $17.9 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006.  The Company expensed $4.3 million and $2.0 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Other - The Wealth Management Segment currently manages a closed block of single premium whole life (“SPWL”) insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion as of September 30, 2007 and December 31, 2006.  This entire block of business is reinsured on a funds withheld basis with Sun Life Assurance Company of Canada, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $70.3 million and $73.5 million, and interest credited by $54.1 million and $53.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  In addition, the Company also increased net investment income relating to an experience rating refund under the reinsurance agreement by $9.5 million and $7.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

The Company sells its annuity products via two affiliated distribution organizations, Sun Life Financial Distributors, Inc. and Independent Financial Marketing Group, Inc.  (“IFMG”).  Effective November 7, 2007, IFMG was sold by the Parent and is no longer an affiliate of the Company.  IFMG will continue to distribute the Company’s products.

The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents, and financial advisers.  Investment options available under these products are managed by several investment managers, including Massachusetts Financial Services Company and Sun Capital Advisers LLC, affiliates of the Company.

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "Trust"), whereby the Company is the sole beneficiary of the Trust.  As of September 30, 2007, total assets and liabilities of the Trust were $56.9 million and $6.2 million, respectively.  As the sole beneficiary of the Trust, the Company is required to consolidate the Trust under the requirements of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51."  Accordingly, the assets and liabilities of the Trust are included in the Company’s consolidated financial statements.

The following is a summary of operations for the Wealth Management Segment for the nine-month periods ended September 30 (in 000’s):

	2007	2006

Total revenues	$ 1,003,274	$ 1,030,911
Total benefits and expenses	885,248	952,366
Income before income tax expense	118,026	78,545

Net income	$ 87,069	$ 66,206

Pre-tax income was $118.0 million and $78.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The significant changes are described below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES

Total revenues were $1,003.3 million and $1,030.9 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The decrease of $27.6 million was primarily due to the following:

Net investment income - was $732.5 million and $793.8 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership income, was $787.3 million and $780.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The increase of $6.7 million during 2007, as compared to 2006, was the result of a higher average investment yield which increased investment income by $60.4 million, offset by a decrease in average invested assets which decreased investment income by $53.7 million.  Investment (loss) income related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $(54.8) million and $13.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The change in the market value of the trading portfolio is primarily related to changes in the interest rate environment.

Net derivative (loss) income - was $(13.3) million and $5.1 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Net derivative (loss) income for the Wealth Management Segment consisted of the following (in 000’s):

	Nine-month periods ended September 30,
	2007	2006

Net income (expense) on swap agreements	$ 8,951	$ (9,654)
Change in fair value of swap agreements (interest rate, currency, and equity)	(66,202)	4,680
Change in fair value of options, futures and embedded derivatives	43,971	10,112

Net derivative (loss) income	$ (13,280)	$ 5,138

Net realized investment losses - were $1.9 million and $27.1 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  Net realized investment losses included write-downs of fixed maturities for other-than-temporary impairments of $2.8 million and $1.4 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Fees and other income - consist primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $206.1 million and $177.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively, and represented 1.62% and 1.53% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2007 and 2006, respectively.  Average separate account assets were $17.0 billion and $15.4 billion for the nine-month periods ended September 30, 2007 and 2006, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract.  Total surrender charges were $15.6 million and $20.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES (continued)

Other income primarily represents fees charged for administrative service fees and revenue sharing.  Other income was $51.5 million and $43.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The increase in other income was due primarily to increased revenue sharing and new products with higher fees.

BENEFITS AND EXPENSES

Total benefits and expenses were $885.2 million and $952.4 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The decrease of $67.2 million was primarily due to the following:

Interest credited - to policyholders was $459.2 million and $447.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The increase of $11.6 million was the result of a higher average crediting rate which increased interest credited by $25.2 million, offset by lower average policyholder balances which decreased interest credited by $13.6 million.

Interest expense - was $44.1 million and $46.8 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The $2.7 million decrease in interest expense was primarily due to a $7.7 million decrease related to the payment of a $380 promissory note on May 27, 2007 and a $1.7 million decrease related to interest allocated from the Corporate Segment offset by a $6.7 million increase related to the two $100 million floating rate demand notes issued in September and May 2006.

Policyholder benefits - were $84.2 million and $91.9 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The $7.7 million decrease was primarily due to lower reserve requirements for guaranteed minimum benefits related to variable annuity contracts.

Other operating expenses - were $109.0 million and $118.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The $9.3 million decrease in operating expenses was primarily due to a $7.5 million decrease in commission expense related to a decrease in premiums and a $1.8 million decrease in other operating expenses.

Amortization of DAC - was $179.9 million and $240.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  For the nine-month period ended September 30, 2007, DAC amortization included a decrease of $41.2 million resulting from updates to profitability projections due to actual changes in policies in force and recent equity markets and interest rate experience.  Offsetting this decrease was an increase in DAC amortization for the nine month period ending September 30, 2007, of $20.8 million compared to the nine month period ending September 30, 2006, due to increased actual gross profits.  For the nine-month period ended September 30, 2006, DAC amortization included an increase of $43.8 million resulting from updates to profitability projections due to changes in policy lapse assumptions.

Amortization of VOBA - was $8.9 million and $7.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  VOBA amortization increased due to updates to profitability projections due to actual changes in policies in force.

Individual Protection Segment

The Individual Protection Segment primarily markets variable life insurance products, including variable universal life ("VUL") products marketed to individuals, corporate-owned life insurance ("COLI"), and bank-owned life insurance ("BOLI").  VUL products allow for flexible premiums, and the policyholder directs how the cash value is invested and bears the investment risk.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Individual Protection Segment (continued)

The following provides a summary of the operations for the Individual Protection Segment for the nine-month periods ended September 30 (in 000’s):

	2007	2006

Total revenues	$ 117,397	$ 74,233
Total benefits and expenses	117,753	72,383
(Loss) income before income tax (benefit) expense	(356)	1,850

Net (loss) income	$ (126)	$ 1,307

Total revenues were $117.4 million and $74.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The $43.2 million increase was primarily attributed to a $33.6 million increase in fee and other income, an $8.6 million increase in net investment income, and a $1.5 million increase in net realized investment gains.  Of the $33.6 million increase in fee and other income, $28.4 million was due to an increase in charges from sales, cost of insurance, and mortality and expense charges from higher BOLI sales for the nine-month period ended September 30, 2007.  The net investment income increase was largely due to an increased investment income allocation from Corporate of $6.7 million and higher interest income on bonds of $2.9 million, partially offset by a decrease in interest income on mortgage loans of $0.9 million.

Total expenses were $117.8 million and $72.4 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  The $45.4 million increase was primarily due to a $35.9 million increase in other operating expenses, a $3.9 million increase in policyowner benefits, a $3.8 million increase in interest credited, and a $2.5 million increase in interest expense.  Of the $35.9 million increase in other operating expenses, activity related to increased current year sales for BOLI caused premium taxes and general operating expenses to increase by $21.8 million and $5.2 million, respectively.  The remaining $8.9 million increase in other operating expenses is primarily attributable to increased commissions and premium taxes for COLI and VUL products of $4.3 million and $2.6 million, respectively.  Additionally, an expansion of sales and distribution for universal life products sold by the company’s subsidiary, Sun Life Insurance and Annuity Company of New York, (“SLNY”), increased other operating expenses by $1.1 million.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, and group short-term and group long-term disability insurance products to small and mid-size employers.  This segment operates only in the State of New York through SLNY.

The following provides a summary of operations for the Group Protection Segment for the nine-month periods ended September 30 (in 000’s):

	2007	2006

Total revenues	$ 34,687	$ 29,125
Total benefits and expenses	33,575	27,663
Income before income tax expense	1,112	1,462

Net income	$ 723	$ 950

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Group Protection Segment (continued)

The Group Protection Segment had income before income taxes of $1.1 million and $1.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Total revenues for the nine-month period ended September 30, 2007 increased by $5.6 million as compared to the nine-month period ended September 30, 2006.  The increase was primarily due to increased in-force business in group disability, group stop loss, and group life, with premium increases of $2.5 million, $1.5 million, and $1.4 million, respectively.

Total benefits and expenses for the nine-month period ended September 30, 2007 increased by $5.9 million in comparison to the nine-month period ended September 30, 2006.  The increase was primarily attributable to an increase in policyholder benefits for group disability, group stop loss and group life products of $0.7 million, $1.4 million, and $1.0 million, respectively, as well as an increase in general operating expenses of $2.8 million.  The increase in operating expenses resulted primarily from an increase in the level of in-force business.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the nine-month periods ended September 30 in (000’s):

	2007	2006

Total revenues	$ 102,536	$ 76,408
Total benefits and expenses	60,978	50,979
Income before income tax expense	41,558	25,429

Net income	$ 29,776	$ 20,205

Total revenues for the nine-month period ended September 30, 2007 increased by $26.1 million as compared to the nine-month period ended September 30, 2006.  The increase was primarily attributable to a $25.6 million premium related to the early redemption of a $600 subordinated note due from an affiliate (described above).

Total benefits and expenses for the nine-month period ended September 30, 2007 increased by $10.0 million in comparison to the nine-month period ended September 30, 2006. The increase was primarily due to a $25.6 million payment related to the early redemption of a $600 subordinated debenture and a $1.7 million increase in other operating expense, offset by a $17.3 million decrease in interest expense related to redemptions of notes due to affiliates during 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES

At September 30, 2007, the Company held $20.9 billion in invested assets and cash.  Of this balance, $15.4 billion was invested in fixed-maturity securities designated as either available-for-sale ($12.0 billion) or trading ($3.4 billion).  Of the $12.0 billion of available-for-sale fixed maturities, securities with a fair value of $8.4 billion were in an unrealized loss position totaling $432.5 million.  At September 30, 2007, 89.7% of securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.  The total unrealized loss position for such securities was $276.7 million.

In the available-for-sale fixed maturity portfolio, securities with a fair value of $439.0 million, representing 2.1% of the total invested asset balance, were comprised of below-investment-grade or not-rated securities.  Of the total of the securities that were below-investment-grade or not-rated at September 30, 2007, securities with a fair value of $335.0 million, representing 1.6% of the total invested asset balance, were in an unrealized loss position that totaled $30.7 million.  At September 30, 2007, 72.9% of these securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.

The Company’s portfolio monitoring process is designed to identify securities that may be other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from the investment and accounting functions that meets at least quarterly to review individual issues or issuers that may be of concern.  The process involves a quarterly screening of all impaired securities to identify those securities whose fair value to amortized cost percentages have been less than 80% for an extended period of time.  Additionally, the Company screens all sales transactions which generated realized losses in excess of $1.5 million and 10% of amortized cost in order to identify identical securities or issuers which the Company continues to hold.  Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial condition and its near term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

“Monitor List” - Management has concluded that the fair value will increase enough to recover the Company’s amortized cost but that changes in issuer-specific facts and circumstances require monitoring on a quarterly basis.  As of September 30, 2007, securities with an amortized cost of $58.6 million and a fair value of $47.7 million were included on the Company’s Monitor List.

“Watch List” - Management has concluded that the fair value will increase enough to recover the Company’s amortized cost but that changes in issuer-specific facts and circumstances require continued monitoring during the quarter.  As of September 30, 2007, securities with an amortized cost of $58.7 million and a fair value of $55.8 million were included on the Company’s Watch List.  A security is moved from the Monitor List to the Watch List when changes in issuer-specific facts and circumstances increase the possibility that a security may become other-than-temporarily impaired within the next 24 months.

“Impaired List” - Management has concluded that the fair value will not increase enough to recover the Company’s amortized cost and an other-than-temporary-impairment charge is recorded to income or the security is sold and a realized loss is recorded as a charge to income.  For the nine-month period ended September 30, 2007, other-than-temporary impairments of $2.8 million were recorded as a charge to income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

At each balance sheet date, management also evaluates securities in an unrealized loss position and determines whether the Company has the intent and ability to hold the securities until recovery.  If events or circumstances change, such as unexpected changes in the creditworthiness of the issuer, unanticipated changes in interest rates and/or credit spreads, changes in tax laws or accounting rules, changes in statutory capital requirements, or greater than expected liquidity needs, management will reconsider whether the Company has the intent and ability to hold a security until recovery.  If subsequent to the balance sheet date and due to an unexpected change in circumstances, the Company determines that it no longer intends to hold a security until recovery, a loss is recognized in net income in the period in which the intent to hold to recovery no longer exists, either through an other-than-temporary impairment or from the sale of the security.

There are inherent risks and uncertainties in management’s evaluation of securities for other-than-temporary impairment.  These risks and uncertainties include factors both external and internal to the Company, such as general economic conditions, an issuer’s financial condition or near-term recovery prospects, market interest rates, unforeseen events which affect one or more issuers or industry sectors, and portfolio management parameters, including asset mix, interest rate risk, portfolio diversification, duration matching, and greater than expected liquidity needs.  All of these factors could impact management’s evaluation of securities for other-than-temporary impairment.

If, subsequent to September 30, 2007, management were to conclude that all securities included on the Company’s Watch List were other-than-temporarily impaired, the Company’s after-tax earnings in the subsequent period would decrease by $0.6 million, based on the fair value of such securities as of September 30, 2007.  If, subsequent to September 30, 2007, management were to conclude that all securities included on both the Company’s Watch and the Monitor Lists were other-than-temporarily impaired, then the Company’s after-tax earnings in the subsequent period would decrease by $3.8 million, based on the fair value of such securities as of September 30, 2007.  Because the Company has not classified any of its unaffiliated fixed maturity investments as held-to-maturity, a later conclusion that Watch and Monitor List securities are other-than-temporarily impaired would not result in any change to the Company’s Total Stockholder’s Equity, but would result in a reclassification from Accumulated Other Comprehensive Income to Retained Earnings in the Stockholder’s Equity section of the Balance Sheet, due to the impact to net income described above.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses

The following table provides the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which are temporarily impaired, aggregated by investment category, industry sector and length of time that the individual securities had been in an unrealized loss position at September 30, 2007 (in thousands):

	Less Than Twelve Months		Twelve Months Or More		Total
Corporate Securities:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic industry	$ 98,281	$ (2,461)	$ 26,566	$ (2,204)	$ 124,847	$ (4,665)
Capital goods	169,392	(5,618)	43,542	(3,016)	212,934	(8,634)
Communications	287,309	(6,969)	254,759	(21,739)	542,068	(28,708)
Consumer cyclical	285,067	(15,925)	407,547	(41,303)	692,614	(57,228)
Consumer noncyclical	113,756	(2,370)	51,869	(1,947)	165,625	(4,317)
Energy	141,357	(2,962)	56,125	(2,538)	197,482	(5,500)
Finance	1,630,941	(60,795)	625,752	(40,238)	2,256,693	(101,033)
Industrial other	74,389	(5,286)	2,836	(161)	77,225	(5,447)
Technology	50,253	(968)	13,133	(868)	63,386	(1,836)
Transportation	84,226	(2,710)	81,060	(3,948)	165,286	(6,658)
Utilities	286,304	(6,299)	333,040	(14,685)	619,344	(20,984)

Total Corporate	$3,221,275	$ (112,363)	$ 1,896,229	$ (132,647)	$ 5,117,504	$ (245,010)

Non-Corporate:
Asset backed and mortgage backed securities	$1,702,416	$ (93,673)	$ 1,499,672	$ (93,698)	$ 3,202,088	$ (187,371)
Foreign government & agency securities	-	-	11,985	(66)	11,985	(66)
U.S. Treasury & agency securities	11,326	(15)	7,603	(15)	18,929	(30)

Total Non-Corporate	$1,713,742	$ (93,688)	$ 1,519,260	$ (93,779)	$ 3,233,002	$ (187,467)

Grand Total	$4,935,017	$ (206,051)	$ 3,415,489	$ (226,426)	$ 8,350,506	$ (432,477)

The primary circumstances giving rise to the Company’s unrealized loss position at September 30, 2007 were changes in the market interest rates and changes in the credit condition of issuers or industry sectors.  Because the Company’s portfolio consists primarily of interest-sensitive assets, changes in market interest rates and credit spreads impact the fair value of the Company’s entire portfolio.  The Company does not believe it will experience any material losses as a result of its investments in asset backed securities with residential sub-prime and Alternative-a ("Alt-a") mortgage exposure.  Alt-a mortgages represent residential loans made to customers with credit profiles that are stronger than sub-prime, but weaker than prime.  Ninety-six percent of these investments were either issued before 2006 or have a AAA rating.  At September 30, 2007, the Company had indirect exposure to residential sub-prime and Alt-a mortgages of $364 million and $189 million, respectively, representing approximately 2.6% of the Company's total invested assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Because securities issued by the same issuer with different CUSIP numbers typically have different investment characteristics, such as secured or unsecured, shorter or longer maturities, or different interest rates, management’s analyses of unrealized and realized losses are performed at the CUSIP number level.  The Company also considers the credit condition of issuers at the entity level and considers various issues affecting an issuer collectively as facts and circumstances warrant.

The table below provides the detail of the three largest unrealized losses in the Company’s fixed maturity portfolio at September 30, 2007.  Management does not consider any of these unrealized losses to be material to the Company’s financial position at September 30, 2007.  Management's reasons for concluding that the fair value will increase enough to recover the Company’s amortized cost of these securities follow the table.

(in thousands)

Issue/Sector	Amortized Cost	Fair Values	Unrealized Loss

A. Consumer cyclical	$ 31,156	$ 25,434	$ (5,722)
B. Consumer cyclical	41,009	35,448	(5,561)
C. Consumer cyclical	40,534	35,946	(4,588)

For all of the securities discussed below, based on the Company’s credit analysis, management does not believe that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the investment.  Because the Company had and continues to have the intent and ability to hold these securities until recovery of fair value, which may be maturity, it did not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Issue A. The unrealized loss on Issue A is primarily due to changes in the credit rating of the issue as evidenced by rating downgrades from the dates of the Company’s purchase (June 2004 and September 2006) to September 30, 2007.  A large casino company, the issuer has strong cash flows and the issue currently has an investment grade rating of BBB.

Issue B.  The unrealized loss on Issue B is primarily due to changes in credit concerns in the issuer’s industry sector, the U.S. homebuilding market, as well as credit rating agency downgrades from the dates of the Company’s purchase (December 2006, February 2007, and April 2007) to September 30, 2007.  This issue is a major supplier of home building and home improvement supplies to professional contractors and homeowners and currently has an investment grade rating of Baa1/BBB+.

Issue C.  The unrealized loss on Issue C is primarily due to changes in market interest rates and credit concerns in the issuer’s industry sector, the U.S. homebuilding market.  The issuer is a major homebuilder focused on the luxury market with a strong balance sheet.  The issue currently has an investment grade rating of BBB, which has not changed since the dates of purchase (June and August 2004).

Realized Losses

The sales of securities in that were in an unrealized loss position during the nine-month period ended September 30, 2007 were primarily due to unanticipated liquidity needs.  Management responded by selling certain securities that were in an unrealized gain position and by reconsidering the Company’s intent to hold certain securities that were in an unrealized loss position until recovery and selling them at a loss.  The objective of these sales was to keep the portfolio optimally balanced and diversified with respect to asset mix, interest rate risk, yield, duration, and credit quality.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Realized Losses (continued)

During the nine-month period ended September 30, 2007, the Company recorded realized losses totaling $35.7 million.  These losses resulted from the sale of securities with an aggregate fair value of $1.5 billion.  The average percentage of selling price to amortized cost was 97.3%.  The largest single trading loss during the nine-month period ended September 30, 2007, was $1.5 million.  $23.6 million of the realized losses were generated by individual losses of $0.5 million or less.

At September 30, 2007, the Company had the ability to hold all of its securities in an unrealized loss position until recovery given that it held sufficient available-for-sale securities in a net unrealized gain position to provide for the Company’s expected liquidity requirements.  Throughout the nine-month period ended September 30, 2007, the Company reconsidered its intent to hold certain securities in unrealized loss positions in response to unexpected and significant changes in facts and circumstances, such as issuer-specific credit events and greater than expected redemptions in the Company’s fixed index and fixed annuity product segments, which drove significantly higher than expected portfolio liquidity needs.  If management’s response to these unexpected and significant changes in facts and circumstances were limited to selling only securities that were in an unrealized gain position, the result would have been to create imbalances in the portfolio with respect to asset mix, interest rate risk, yield, duration, and credit quality.  The decision to sell a security that was in an unrealized loss position was the result of management’s reconsideration of current events and circumstances.  None of these sales contradicted the Company’s previous assertions regarding its intent to hold the securities with unrealized losses until they recovered in value.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

November 13, 2007	/s/ Robert C. Salipante
Date	Robert C. Salipante, President
(principal executive officer)

November 13, 2007	/s/ Ronald H. Friesen
Date
Ronald H. Friesen, Senior Vice President and Chief Financial Officer (principal financial officer)