Form 10-K
period 2007-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2008-03-27
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, and 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, and 333-144912-01

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☑No

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Registrant has 6,437 shares of common stock outstanding on March 27, 2008, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2007

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
PART I
Item 1. Business.

Sun Life Assurance Company of Canada (U.S.) (the "Company") and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual universal life insurance, individual and group fixed and variable annuities, funding agreements, group life, group disability, group dental and group stop loss insurance.  These products are distributed through individual insurance agents, financial planners, insurance brokers, and broker-dealers to both the tax qualified and non-tax-qualified markets.  The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.  In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), is authorized to transact business in the state of New York.

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

Effective December 31, 2007, SLNY entered into a reinsurance agreement with Sun Life Assurance Company of Canada (“SLOC”), an affiliate, under which SLOC will fund a portion of the statutory reserves required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38 (“AXXX reserves”), as adopted by the National Association of Insurance Commissioners (“the NAIC”), attributable to certain individual universal life (“UL”) policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain inforce policies at December 31, 2007.  Future new business also will be reinsured under this agreement.

On October 31, 2007, the Company subscribed to $250,000 worth of shares of, and contributed $150 million of paid-in capital to, a newly formed wholly-owned subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”).  Sun Life Vermont is a Vermont-domiciled special purpose financial captive insurance company which, effective November 8, 2007, entered into a reinsurance agreement with SLOC, under which it assumed, and will assume, the risks of certain UL policies issued, and to be issued, by SLOC.  This agreement is described more fully in Note 8 of the consolidated financial statements.  A long-term financing arrangement has been established with a financial institution (the "Lender") that will enable Sun Life Vermont to fund a portion of its reinsurance obligations.  Under this arrangement, Sun Life Vermont issued a $1 billion variable principal, floating rate surplus note (the “Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007-SUNAXXX LLC (“SUNAXXX”) affiliated with the Lender.  Pursuant to an agreement between the Lender and SLC – U.S. Ops Holdings, SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, has consolidated SUNAXXX in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (revised December 2003)" (“FIN 46(R)”).

Effective September 27, 2007, the Company dissolved Sun Life of Canada (U.S.) Holdings General Partner LLC (the “General Partner”).  The General Partner was the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I (the “Partnership”) and, as a result, the Partnership had been consolidated with the results of the Company.  The Partnership was organized to purchase subordinated debentures issued by the Parent and to issue partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I (the “Capital Trust”).  Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  The Partnership was cancelled effective September 27, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 1. Business (continued)

Effective May 31, 2007, Sun Life Financial completed its acquisition of Genworth Financial, Inc.'s (“Genworth’s”) Employee Benefits Group business ("EBG").  Also effective May 31, 2007, SLNY entered into a series of agreements with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), one of the acquired companies (formerly named Genworth Life and Health Insurance Company), through which the New York issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York (collectively, “the SLHIC to SLNY asset transfer”).  These agreements, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” were treated as a transfer of net assets between entities under common control. SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at carrying value of approximately $72 million, including $38.9 million of goodwill and other intangibles, as well as policyholder and other liabilities of approximately $32 million to SLNY.  The Group Protection Segment of the Company reflects a significant increase in business as a result of these agreements. These agreements have allowed the Company, through its subsidiary, SLNY, to expand its product offerings to include group dental insurance.

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), whereby the Company is the sole beneficiary of the CARS Trust.  As of December 31, 2007, total assets and liabilities of the CARS Trust were $57.7 million and $7.9 million, respectively.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate the trust under the requirements of FIN 46(R).  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s consolidated financial statements.  As of December 31, 2007, the Company recorded in its consolidated balance sheets $53.8 million of trading fixed maturities, $2.9 million of deferred tax asset, $1.0 million of accrued investment income and $7.9 million relating to a total return swap liability.  As of December 31, 2006, the Company recorded in its consolidated balance sheets $55.3 million of trading fixed maturities, $1.2 million of accrued investment income and $1.7 million of liabilities.

On April 19, 2005, the Company sold its interest in a consolidated variable interest entity (“VIE”) and recognized a gain of $6.1 million.  The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company’s net income impact for the year ended December 31, 2005 includes a net loss of $0.8 million related to this VIE.

Reinsurance

In the normal course of business, the Company reinsures portions of its life insurance, annuity and disability income exposure with both affiliated and unaffiliated companies using traditional indemnity reinsurance agreements.  The Company also reinsures on a stop-loss basis with unaffiliated companies the excess minimum death benefit exposure with respect to a portion of the Company’s variable annuity business.  The Company, as the ceding company, remains responsible for that portion of the policies reinsured under each of its existing agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim.  To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.  The Company assumes certain risks for fixed annuity and fixed index annuity contracts, as well as certain individual life insurance and group insurance contracts from an affiliate.

Reserves

The Company has established and reported liabilities for future policy benefits in accordance with generally accepted accounting principles in the United States of America ("GAAP") in order to meet its obligations on its outstanding contracts.  Liabilities for variable annuity contracts, variable life insurance and variable universal life insurance policies are considered separate account liabilities and are carried at fair value (the policyholder bears the investment risk).  Universal life policies, deferred fixed annuity contracts, and funding agreements are classified as general account liabilities, and are carried at account value (the Company bears the investment risk).  Account values of the contracts include deposits plus credited interest, less expenses, mortality fees and withdrawals.  Reserves for individual life, group life, individual payout annuity, group payout annuity, group disability, group dental and group stop loss contracts are based on mortality and morbidity tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at assumed rates, will be sufficient to meet the Company’s policy obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Investments

The Company’s consolidated total assets were $51.8 billion at December 31, 2007; 48.2% consisted of separate account assets, 29.7% were invested in bonds and similar securities, 4.5% in mortgages, 1.4% in policy loans, 0.4% in real estate, and the remaining 15.8% in cash and other assets.

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

Employees

Pursuant to an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC. The Company is reimbursed for the cost of these services.  As of December 31, 2007, the Company and its subsidiaries had 2,546 employees who were employed at the Company’s principal executive office in Wellesley Hills, Massachusetts, as well as offices in Windsor, Connecticut; Greenfield, Massachusetts; New York, New York; Portsmouth, New Hampshire; and 34 regional group sales offices throughout the United States.

Regulation and Regulatory Developments

The Company and its insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. The laws of the various jurisdictions address such issues as company licensing, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, establishing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amount of permitted investments.  On or before March 1st each year, the Company and its insurance subsidiaries file annual statements relating to their operations for the preceding year and their financial condition at the end of such year with state insurance regulatory authorities in each jurisdiction where they are licensed.

The annual statements include financial statements and exhibits prepared in conformity with statutory accounting principles, which differ from GAAP.  The laws of the respective state insurance departments require that insurance companies domiciled in the respective state prepare their statutory financial statements in accordance with the NAIC’s Accounting Practices and Procedures Manual, version effective March 2007, subject to any deviation prescribed or permitted by the Insurance Commissioner of the respective state. The books and records of the Company and its insurance subsidiaries are subject to review or examination by their respective state departments of insurance at any time. Examination of their operations is conducted at periodic intervals.

Many states also regulate affiliated groups of insurers, such as the Company and SLOC, under insurance holding company laws.  Under such laws, inter-company transfers of assets and dividend payments involving an insurance company and one or more of its affiliates, among other things, may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies involved.  Under insurance guaranty fund laws in all states, insurers doing business in a given state can be assessed (up to prescribed limits) for policyholder losses incurred by another insolvent insurance company in that state.  However, most of these laws provide that an assessment may be waived or deferred if it would threaten an insurer’s own financial strength and many also permit the deduction of all or a portion of any such assessment from any future premium or similar taxes.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s home office consists of four office buildings located in Wellesley Hills, Massachusetts.  The Company owns this facility and leases it to SLOC under a renewable lease, with terms not exceeding five years.  The home office of SLNY consists of office space in New York, New York, and is leased from an unrelated party.

The Company also leases properties in Boston, Massachusetts.  The Company is in the process of subleasing these properties.

Item 3. Legal Proceedings.

The Company and its subsidiaries are parties to pending legal proceedings, including ordinary routine litigation incidental to their business, both as a defendant and as a plaintiff.  While it is not possible to predict the resolution of these proceedings, management believes, based on the information currently available, that the ultimate resolution of these matters will not be material to the Company's financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a direct wholly-owned subsidiary of the Parent and there is no market for its common stock.  The Company paid dividends of $300.0 million to the Parent in 2006.  The Company did not pay any dividends to the Parent in 2007.  There are legal limitations governing the extent to which the Company may pay dividends as noted and described in the consolidated financial statements contained in Item 8 (see Note 18 to the Company’s consolidated financial statements).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART II

Item 6. Selected Financial Data.

Omitted pursuant to Instruction I(2)(a) to Form 10-K.  Please refer to Item 7 for management’s narrative analysis of results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Below is an analysis of the results of operations explaining material changes in the Consolidated Statements of Income between the years ended December 31, 2007 and December 31, 2006.

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

Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to investment-type contracts, primarily deferred annuity, universal life and guaranteed investment contracts (“GICs”) are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.

Estimating future gross profit is a complex process requiring considerable judgment and the forecasting of events into the future based on historical information and actuarial assumptions.  These assumptions are subject to an annual review process.  Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of deferred policy acquisition costs ("DAC") to decrease or increase, respectively, in the current period.  During 2007 and 2006, changes in estimated future gross profits were driven by recent experience and expectations of future performance and are related mainly to changes in lapse assumptions, future growth rates of capital markets assumptions, and expense assumptions.  These changes in assumptions resulted in a (decrease) increase in DAC amortization of $(16.0) million and $143.9 million for the years ended December, 31, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Deferred Policy Acquisition Costs (continued)

DAC amortization is reviewed regularly and adjusted retrospectively when the Company revises the actual profits and its estimate of future gross profits to be realized from investment-type contracts, including realized gains and losses from investments.

Although recovery of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered from future profits.  The amount of DAC considered recoverable, however, could be reduced in the near term if the future estimates of gross profits are reduced.

DAC is also adjusted for amounts relating to unrealized investment gains and losses.  This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that are recorded in accumulated other comprehensive (loss) income.  DAC was increased by $189.8 million and $6.9 million for the unrealized losses as of December 31, 2007 and 2006, respectively, relating to this adjustment.

Value of Business and Customer Renewals Acquired

The value of business acquired ("VOBA") represents the actuarially determined present value of projected future gross profits from the Keyport Life Insurance Company ("Keyport") policies in force at the date of the Company’s acquisition of Keyport (i.e., November 1, 2001) and from the SLHIC policies in force at the date of the EBG acquisition (i.e., May 31, 2007) that were transferred to SLNY under the SLHIC to SLNY asset transfer.  VOBA related to Keyport is amortized in proportion to the projected emergence of profits over the estimated life of the purchased block of business; VOBA related to the SLHIC to SLNY asset transfer is amortized in proportion to the projected premium income over the period to the first renewal of the transferred business.  The amortization method is based on the nature of the business acquired.

VOBA from the Keyport acquisition is also adjusted for amounts relating to unrealized investment gains and losses.  This adjustment, net of tax, is included with unrealized investment gains or losses that are recorded in accumulated other comprehensive (loss) income.  The Company’s VOBA was not adjusted for amounts relating to unrealized investment gains and losses for the year ended December 31, 2007.  VOBA increased by $0.5 million for the unrealized losses at December 31, 2006 relating to this adjustment.

VOBA transferred to SLNY under the SLHIC to SLNY asset transfer is amortized in proportion to the projected premium income over the period to the first renewal of the transferred business and, as such, is not adjusted for amounts relating to unrealized investment gains and losses.

A portion of the assets that were transferred to SLNY under the SLHIC to SLNY asset transfer are the value of customer renewals acquired.  The value of customer renewals acquired represents the actuarially determined present value of projected future profits arising from the existing in-force business at May 31, 2007 to the next policy renewal date.  This amount is amortized in proportion to the projected premium income over the period from the first renewal date to the end of the projected life of the policies and, as such, is not adjusted for amounts relating to unrealized investment gains and losses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Investments – Derivatives

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, to alter investment exposures arising from mismatches between assets and liabilities, and to minimize the Company’s exposure to fluctuations in interest rates, foreign currency exchange rates and equity market conditions.  The derivative instruments used by the Company include interest, and cross-currency swaps, options and futures.  The Company does not employ hedge accounting treatment.  The Company believes that these derivatives provide economic hedges against the risks noted and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified.  As a result, the unrealized gains and losses are recognized immediately in net derivative income.  Changes in the level of interest rates or equity markets will cause the value of these derivatives to change.  Since the majority of the liabilities that are being hedged are not carried at fair value, the changes in the fair value of the derivatives will cause fluctuation in the reported earnings from period to period as foreign currency exchange rates, equity markets and interest rate change.

The Company issues annuity contracts, GICs, and certain funding agreements that contain derivative instruments that are embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity or GIC) and is carried at fair value.

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

The Company determines the fair value of its publicly traded fixed maturities using four primary pricing methods: third-party pricing services, independent dealer quotes, pricing matrices, and pricing models.  Prices are first sought from third-party pricing services; the remaining unpriced securities are priced using one of the remaining three methods.  Third-party pricing services derive the security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing matrices and models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.

Structured securities, such as collateralized mortgage obligations (“CMO”), commercial mortgage-backed securities (“CMBS”), and asset-backed securities (“ABS”), are priced using a matrix, fair value model or independent broker quotations.  CMBS securities, which are a subset of the Company's CMO holdings, are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  Other CMOs and ABS are priced using matrices, models or independent broker quotations.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, mortgage-backed securities (“MBS”), CMBS, and CMOs.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

For privately placed fixed maturities, fair values are estimated using matrices, which take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately placed fixed maturities are also priced using market prices or dealer quotes.  The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Certain of the Company’s fixed maturities are classified as trading and others as available-for-sale.  The changes in fair value of trading securities are recorded as a component of net investment income.  The changes in fair value of available-for-sale securities are recorded in other comprehensive income.  The fair value of swaps is based on current settlement values.  The current settlement values are based on dealer quotes or market prices.  Fair values for options and futures are based on dealer quotes or market prices.

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

The Company performs a monthly analysis on the prices received from third parties to assess if the prices represent a reasonable estimate of the fair value.  The process is both quantitative and qualitative and includes back testing of recent trades, review of key assumptions such as spreads, duration, credit rating, and on-going review of third-party pricing service methodologies.  In the event that a more appropriate fair value is justified, the price received from a third-party pricing service is adjusted accordingly.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including estimates and assumptions, a market participant would utilize.

Policy Liabilities and Accruals

Future contract and policy benefit liabilities include amounts reserved for future policy benefits payable upon contingent events as well as liabilities for unpaid claims due as of the statement date.  Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.

Policy reserves for annuity contracts include liabilities held for group pension and payout annuity payments and liabilities held for product guarantees on variable annuity products, such as guaranteed minimum death benefits.  Reserves for pension and payout annuity contracts are calculated using the best-estimate interest and decrement assumptions.  The Company periodically reviews its policy reserves for loss recognition based upon management’s best estimates.  For the year ended December 31, 2007, additional reserves of $31.4 million were recorded as a reduction to income and additional reserves of $7.5 million were recorded as a component of other comprehensive loss.  Reserves for guaranteed minimum death benefits and guaranteed minimum income benefits are calculated according to the methodology of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), whereby the expected benefits provided by the guarantees are spread over the duration of the contract in proportion to the benefit assessments.

Policy reserves for universal life contracts are held for the coverage of benefits that are not fully provided for in the policy account value.  These include the coverage of riders, conversions from group policies, and benefits provided under market conduct settlements.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Other-than-Temporary Impairments on Available-for-Sale Securities

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company anticipates that it will be unable to recover all amounts due under the contractual obligations of the security.  Additionally, in the event that securities that are expected to be sold before the fair value of the security recovers to amortized cost, an other than temporary impairment charge is also taken.

Some structured securities, typically those rated single A or below, are subject to Emerging Issues Task Force Issue No.  99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”).  EITF 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security.  In the event that the present value of the estimated cash flows is less than amortized cost, an other-than-temporary impairment charge is recorded.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third parties, along with assumptions and judgments about the future performance of the underlying collateral.

Impairments are classified as either credit-related or interest-related.  The Company categorizes impairments as credit-related if it anticipates that the issuers will be unable to pay all principal and interest amounts due, according to the contractual terms of the security or if the decline in fair value of the security is driven by issuer-specific credit events.  The Company characterizes impairments as interest-related if the depression in fair value of the security was due to changes in interest or general credit spread widening and for which the Company has determined it no longer has the intent or ability to hold a security until recovery to amortized cost.  Once an other-than-temporary impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional impairment.  The net realized loss from impairments is recorded in the income statement as the difference between the fair value and the amortized cost of the security.

The Company incurred realized losses totaling $68.1 million and $6.3 million, for the years ended December 31, 2007 and 2006, respectively, for other-than-temporary impairments.  Of the $68.1 million realized losses for other-than-temporary impairments for the year ended December 31, 2007, $16.1 million was due to a change in the Company’s intent to hold the securities to recovery of fair value, up to amortized cost.  The remaining $52 million of realized losses were credit-related.

The Company discontinues the accrual of income on its holdings for issuers that are in default.  Investment income would not have significantly increased for the year ended December 31, 2007, if these holdings were performing.  See also the “Overview of the Company’s Investment Holdings and Portfolio Monitoring Processes” discussion later in this Item 7.

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport on November 1, 2001 and the transfer of goodwill to SLNY based on the SLHIC to SLNY asset transfer, effective May 31, 2007.  Goodwill obtained in connection with the purchase of Keyport is allocated to the Wealth Management Segment.  Goodwill obtained through the SLHIC to SLNY asset transfer is allocated to the Group Segment in the Company’s subsidiary, SLNY.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2007 and concluded that these assets were not impaired.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Twelve-month period ended December 31, 2007 compared to the twelve-month period ended December 31, 2006:

Net Income

The Company’s net income was $25.0 million and $78.3 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  Income before income taxes was $1.2 million and $76.7 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The significant changes are described below.

REVENUES

Total revenues were $1,460.5 million and $1,628.5 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  Changes in the components of total revenues are discussed below:

Premium and annuity considerations - were $110.6 million and $59.2 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The $51.4 million increase is primarily attributed to a $33.8 million increase in group disability premiums, $10.1 million increase in group health premiums, $9.0 million increase in group life premium, and $4.6 million increase in group stop loss premiums, partially offset by $5.6 million decrease in annuity premiums.  The increases in the group line of business were primarily due to the SLHIC to SLNY asset transfer.

Net investment income - was $1,098.6 million and $1,206.1 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership income, was $1,159.3 million and $1,161.3 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The decrease of $2.0 million during 2007, as compared to 2006, was the result of a decrease in average invested assets which decreased investment income by $51.0 million, offset by a higher average investment yield which increased investment income by $49.0 million.  Investment (loss) income related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $(60.7) million and $44.8 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.

Net derivative (loss) income - was $(193.1) million and $9.1 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  Derivative losses primarily represent fair value changes of interest rate swaps resulting from decreasing interest rates and the net interest received or paid on swap agreements.  Generally, as interest rates decline, the market value of the Company's interest rate swaps decreases, due to the Company paying fixed interest rates and receiving floating interest rates on a significant portion of the interest rate swaps.

All derivatives are recognized on the balance sheet at fair value.  Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of net derivative (loss) income.  The Company believes that these derivatives provide economic hedges, but the cost of formally documenting the effectiveness of the fair value of the hedged items in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified at this time.

The Company issues annuity contracts and certain funding agreements that contain a derivative instrument that is embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or funding agreement) and is carried at fair value.  The Company also purchases call options and futures on the Standard & Poor’s 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor’s" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) to economically hedge its obligations under certain fixed index annuity contracts.  Certain funding agreement contracts are highly-individualized and typically involve the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps.  The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the funding agreement.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

Net derivative (loss) income (continued)

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

Net derivative (loss) income for the years ended December 31 consisted of the following (in 000’s):

	2007	2006

Net income (expense) on swap agreements	$6,943	$(7,749)
Change in fair value of swap agreements (interest rate, currency, and equity)	(255,727)	8,392
Change in fair value of options, futures and embedded derivatives	55,660	8,446

Net derivative (loss) income	$(193,124)	$9,089

Net realized investment losses - were $61.0 million and $44.5 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $68.1 million and $6.3 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.

Fees and other income - consist primarily of mortality and expense charges, rider fees, surrender charges, and other income. Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $313.1 million and $264.1 million for the twelve-month periods ended December 31, 2007 and 2006, respectively, and represented 1.35% and 1.33% of the average separate account  asset balances for the twelve-month periods ended December 31, 2007 and 2006, respectively.  Average separate account assets were $23.2 billion and $19.9 billion for the twelve-month periods ended December 31, 2007 and 2006, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $20.5 million and $25.8 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.

Other income primarily represents fees charged for administrative services fee, cost of insurance, investment advisory services and asset participation fees. Other income was $146.3 million and $108.8 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  Of the $37.5 million increase in other income, $24.2 million resulted from increased sales of bank-owned life insurance ("BOLI") and $13.3 million resulted from the growth of in-force business, increased asset participation fees, and other fees.

Subordinated notes early redemption premium was the premium received from the Parent in connection with the early redemption of a $600 million subordinated note.  The early redemption premium was $25.6 million for the year ended December 31, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

BENEFITS AND EXPENSES

Total benefits and expenses were $1,459.4 million and $1,551.8 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The decrease of $92.4 million was primarily due to the following:

Interest credited - to policyholders was $629.8 million and $633.4 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The decrease of $3.6 million was the result of a decrease in average policyholder balances which decreased interest credited by $26.2 million, offset by a higher average interest credited rate which increased interest credited by $22.6 million.

Interest expense - was $101.5 million and $130.8 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The $29.3 million decrease was primarily due to a $46.6 million decrease related to the redemption of $600 million of partnership capital securities on May 6, 2007 and the redemption of $380 million of promissory notes on May 24, 2007, offset by a $8.6 million increase related to a $1,000 million variable funding note that the Company issued on November 8, 2007, and a $6.6 million increase related to two $100 million floating rate demand notes that the Company issued on September 19, 2006 and May 17, 2006. An additional $2.0 million increase related to the recognition of interest associated with uncertain tax positions in accordance with FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007.

Policyholder benefits - were $229.5 million and $157.0 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The $72.5 million increase in 2007 was primarily due to a $27.7 million increase in health benefits paid as a result of the SLHIC to SLNY asset transfer, a $16.8 million increase in annuity benefits paid, and an increase in reserves of $34.7 million, partially offset by a decrease in death benefits paid of $6.4 million.  For the year ended December 31, 2007 additional reserves of $31.4 million were recorded due to loss recognition.

Other operating expenses - were $283.8 million and $231.4 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The $52.4 million increase in 2007 compared to 2006 was primarily due to a $25.5 million increase in premium taxes, due to the increase in premiums, and increased salary expense.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $169.8 million and $391.6 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The amortization expense included the effect of revisions in estimated gross profits which aggregated $(16.0) million and $143.9 million for the years ended December 31, 2007 and 2006, respectively.  Decreased actual gross profits contributed to the decrease in DAC amortization for the year ended December 31, 2007.  The most significant assumption changes for the year ended December 31, 2006 related to assumptions regarding lapses, future growth rates of capital markets assumptions and expense assumptions.

Amortization of VOBA - relates to the actuarially-determined value of in-force business at the dates that the Company acquired Keyport (i.e., November 1, 2001) and EBG (i.e., May 31, 2007).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization was $19.3 million and $7.6 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The amortization expense was increased (decreased) resulting from an unlocking adjustment of $0.5 million and $(8.3) million for the years ended December 31, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (Continued)

Partnership capital securities early redemption payment – was the penalty paid to the Capital Trust, an affiliate, in connection with the early redemption of $600 million of partnership capital securities.  The early redemption payment was $25.6 million for the year ended December 31, 2007.

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

The segment’s principal products are described below for the years ended December 31, 2007 and 2006:

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

On September 12, 2006, the Company entered into a Terms Agreement (the "2006-B Terms Agreement") with its affiliates Sun Life Financial Global Funding III, L.P. (the "Issuer III"), Sun Life Financial Global Funding III, U.L.C. (the "ULC III") and Sun Life Financial Global Funding III, L.L.C. (the "LLC III"), and with Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated,, RBC Capital Markets Corporation and Wachovia Capital Markets (each, an "Initial Purchaser" and collectively, the "2006-B Initial Purchasers"), in connection with the offer and sale by the Issuer III of $750 million of Series 2006-1 Floating Rate Notes due 2013 ("2006-B Notes").  On September 21, 2006, the Company entered into another Terms Agreement (together with the original 2006-B Terms Agreement, the "2006-B Terms Agreements") with the same parties as the original 2006-B Terms Agreement in connection with the offer and sale by the Issuer III of a second tranche of $150 million of 2006-B Notes.  The payment obligations of the Issuer III for the full $900 million of 2006-B Notes are unconditionally guaranteed by the LLC III pursuant to a guarantee (the "2006-B Secured Guarantee") dated as of September 19, 2006, and the obligations of the LLC III under the 2006-B Secured Guarantee are secured by two floating rate funding agreements issued by the Company to the LLC III, one for $750 million issued on September 19, 2006 and another for $150 million issued on September 29, 2006.  Total interest credited for the funding agreements was $51.6 million and $14.9 million for the years ended December 31, 2007 and 2006, respectively.

In addition, the Company issued a $100 million floating rate demand note payable to the LLC III on September 19, 2006.  The Company expensed $5.8 million and $1.7 million for interest on this demand note for the years ended December 31, 2007 and 2006, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

On May 17, 2006, the Company entered into a Terms Agreement (the "2006-A Terms Agreement") with its affiliates Sun Life Financial Global Funding II, L.P. (the "Issuer II"), Sun Life Financial Global Funding II, U.L.C. (the "ULC II") and Sun Life Financial Global Funding II, L.L.C. (the "LLC II"), and with Citigroup Global Markets, Inc. ("Citigroup"), Morgan Stanley & Co. Incorporated ("Morgan Stanley"), Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (collectively, with Citigroup and Morgan Stanley, the "2006-A Initial Purchasers"), in connection with the offer and sale by the Issuer II of $900 million of Series 2006-1 Floating Rate Notes due 2011 (the "2006-A Notes").  The payment obligations of the Issuer II are unconditionally guaranteed by the LLC II pursuant to a guarantee (the "2006-A Secured Guarantee"), and the obligations of the LLC II under the 2006-A Secured Guarantee are secured by a $900 million floating rate funding agreement issued by the Company to the LLC II.  The 2006-A Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of May 15, 2006 by and among the Issuer II, the ULC II, the LLC II, the Company and the 2006-A Initial Purchasers.  Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-A Notes.  Total interest credited for the funding agreement was $50.8 million and $30.7 million for the years ended December 31, 2007 and 2006, respectively.

On May 24, 2006, the Company also issued a $100 million floating rate demand note payable to the LLC II.  The Company expensed $5.7 million and $3.4 million for interest on the demand note for the year ended December 31, 2007 and 2006, respectively.

The Company has entered into an interest rate swap agreement with the LLC II with a notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreement to fixed rate obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

Other - The Wealth Management Segment manages a closed block of single premium whole life (“SPWL”) policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL policies in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion and $1.6 billion as of December 31, 2007 and 2006, respectively.

The Company has reinsured the SPWL block to SLOC, which reduced net investment income by $78.2 million and $97.0 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The Company also reduced interest credited by $73.0 million and $76.0 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $8.9 million and $13.0 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

The Company sells its annuity products via an affiliated distribution organization, Sun Life Financial Distributors, Inc. and through Independent Financial Marketing Group, Inc. (“IFMG”) which was affiliated with the Company until November 7, 2007, when IFMG was sold by the Parent.  The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents and financial advisers.  Investment options available under these products are managed by several investment managers, including Massachusetts Financial Services Company and Sun Capital Advisers LLC, affiliates of the Company.

On September 6, 2006, the Company entered into an agreement with the CARS Trust whereby the Company is the sole beneficiary of the trust.  As of December 31, 2007 and 2006, total assets of the CARS Trust were $57.7 million and $56.6 million, respectively.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FIN 46.  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s consolidated financial statements.  As of December 31, 2007, the Company recorded in its consolidated balance sheets $53.8 million of trading fixed maturities, $2.9 million of deferred tax asset, $1.0 million of accrued investment income and $7.9 million relating to a total return swap liability.  As of December 31, 2006, the Company recorded in its consolidated balance sheets $55.3 million of trading fixed maturities, $1.2 million of accrued investment income and $1.7 million of liabilities.

The following is a summary of operations for the Wealth Management Segment for the years ended December 31 (in 000’s):

	2007	2006

Total revenues	$1,087,817	$1,386,626
Total benefits and expenses	1,139,538	1,354,554
(Loss) income before income taxes	(51,721)	32,072

Net (loss) income	$(19,734)	$39,857

Total Assets	$39,855,777	$41,485,295

The pre-tax (loss) income was $(51.7) million and $32.1 million for the years ended December 31, 2007 and 2006, respectively.  The significant changes are described below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES

Total revenues were $1,087.8 million and $1,386.6 million for the years ended December 31, 2007 and 2006, respectively.  The decrease of $298.8 million was primarily due to the following:

Net investment income - was $955.1 million and $1,069.2 million for the years ended December 31, 2007 and 2006, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership investments, was $1,040.8 million and $1,053.6 million for the years ended December 31, 2007 and 2006, respectively.  The decrease of $12.8 million during 2007, as compared to 2006, was the result of a decrease in average invested assets which decreased investment income by $97.3 million offset by a higher average investment yield which increased investment income by $84.5 million.  Investment (loss) income related to changes in the market value of securities in the trading portfolio investments was $(85.7) million and $15.6 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.

Net derivative (loss) income - was $(190.8) million and $5.0 million for the years ended December 31, 2007 and 2006, respectively.

Net derivative (loss) income for the segment for the years ended December 31, consisted of the following (in 000’s):

	2007	2006

Net income (expense) on swap agreements	$4,625	$(6,668)
Change in fair value of swap agreements (interest rate, currency, and equity)	(254,303)	3,238
Change in fair value of options, futures and embedded derivatives	58,874	8,446

Net derivative (loss) income	$(190,804)	$5,016

Realized investment losses - were $61.3 million and $34.6 million for the years ended December 31, 2007 and 2006, respectively.  The Wealth Management Segment incurred write-downs of fixed maturities for other-than-temporary impairments of $66.2 million and $4.2 million for the years ended December 31, 2007 and 2006, respectively.

Fees and other income - consist primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $279.1 million and $240.5 million for the years ended December 31, 2007 and 2006, respectively, and represented 1.63% and 1.54% of the average variable annuity separate account balances for the years ended December 31, 2007 and 2006, respectively.  Average separate account assets were $17.1 billion and $15.6 billion for the years ended December 31, 2007 and 2006, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to seven years of the contract.  Total surrender charges were $20.5 million and $25.7 million for the years ended December 31, 2007 and 2006, respectively.

Other income primarily represents fees charged for administrative services fee, investment advisory services and asset participation fees. Other income was $69.0 million and $59.0 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The increase in other income was due primarily to an increase in annual policy fees.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

BENEFITS AND EXPENSES

Total benefits and expenditures were $1,139.5 million and $1,354.6 million for the years ended December 31, 2007 and 2006, respectively.  The decrease of $215.1 million was primarily due to the following:

Interest credited - to policyholders was $600.0 million and $612.0 million for the years ended December 31, 2007 and 2006, respectively.  The decrease of $12.0 million was the result of a decrease in average policyholder balances which decreased interest credited by $31.9 million offset by a higher average interest credited rate which increased interest credited by $19.9 million.

Interest expense - was $55.4 million and $64.4 million for the years ended December 31, 2007 and 2006 respectively.  The $9.0 million decrease in interest expense was primarily due to a $13.2 million decrease related to the redemption of a $380 promissory note on May 27, 2007 and a $2.3 million decrease related to interest allocated from the Corporate Segment, offset by a $6.6 million increase related to two $100 million floating rate demand notes issued in September 19, 2006 and May 17, 2006.

Policyholder benefits - were $151.8 million and $126.1 million for the years ended December 31, 2007 and 2006, respectively.  The $25.7 million increase in 2007 compared to 2006 was primarily due to a $16.8 million increase in annuity benefits paid and a $28.0 million increase in reserves, offset by a decrease of $18.7 million in death benefits paid and a decrease of $0.4 million surrender benefits paid.  For the year ended December 31, 2007, additional reserves of $31.4 million were recorded as a result of loss recognition.  For the year ended December 31, 2006, the loss recognition testing did not result to any additional reserves.

Operating expenses - were $143.7 million and $158.0 million for the years ended December 31, 2007 and 2006, respectively.  The decrease of $14.3 million was primarily due to decrease in commission expense.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $177.1 million and $386.5 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The amortization expense included the effect of revisions in estimated future gross profits which aggregated $(3.5) million and $150.1 million for the years ended December 31, 2007 and 2006, respectively.  The most significant assumption changes for the year ended December 31, 2006 related to assumptions regarding lapses, future growth rates of capital markets assumptions and expense assumptions.  Decreased actual gross profits contributed to the decrease in DAC amortization for the year ended December 31, 2007.

Amortization of VOBA - was $11.5 million and $7.6 million for the years ended December 31, 2007 and 2006, respectively.  The amortization expense was increased (decreased) by an unlocking adjustment of $0.5 million and $(8.3) million for the years ended December 31, 2007 and 2006, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Individual Protection Segment (continued)

The following provides a summary of operations for the Individual Protection Segment for the years ended December 31 (in 000's):

	2007	2006

Total revenues	$184,315	$101,447
Total benefits and expenses	148,122	95,815
Income before income taxes	36,193	5,632

Net income	$23,665	$3,801

Total Assets	$10,767,117	$5,784,705

Total revenues were $184.3 million and $101.4 million for the years ended December 31, 2007 and 2006, respectively.  The $82.9 million increase in revenues in 2007 as compared to 2006, was primarily due to a $35.9 million increase in fee income and a $49.8 million increase in net investment income, offset by an increase in derivative loss of $3.5 million.  The increases in fee income and net investment income were primarily attributed to the reinsurance agreement between Sun Life Vermont and SLOC, which became effective during the fourth quarter of 2007, as well as a $32.3 million increase in BOLI fee income primarily related to increased sales loads attributable to higher BOLI sales.  The reinsurance agreement between Sun Life Vermont and SLOC resulted in a $38.1 million increase in net investment income and $5.5 million increase in fee income for the year ended December, 31, 2007.

Total expenses were $148.1 million and $95.8 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.  The $52.3 million increase was primarily due to a $34.2 million increase in other operating expenses, an $8.4 million increase in interest credited and a $12.0 million increase in interest expense, offset by a decrease of $12.4 million in DAC amortization.  The change in operating expenses was primarily attributable to an increase in premium taxes of $25.3 million, as well as expenses associated with the reinsurance agreement between Sun Life Vermont and SLOC, which became effective during the fourth quarter of 2007.  The reinsurance agreement between Sun Life Vermont and SLOC resulted in a $26.2 million increase in benefits and expenses for the year ended December 31, 2007.  Please refer to Note 8 of the consolidated financial statements for further information on this reinsurance.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, group dental, group short-term and group long-term disability insurance products to small and mid-size employers.  This segment operates only in the state of New York through the Company’s subsidiary, SLNY.  Effective May 31, 2007, the Company completed the SLHIC to SLNY asset transfer and the Group Protection Segment of the Company reflects a significant increase in business as a result of these agreements.  The agreements allowed the Company to expand its product offerings to include group dental insurance.

The following provides a summary of operations for the Group Protection Segment for the years ended December 31 (in 000’s):

	2007	2006

Total revenues	$97,657	$39,833
Total benefits and expenses	93,950	35,356
Income before income taxes	3,707	4,477
	,
Net income	$2,409	$2,910

Total Assets	$121,096	$78,838

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Group Protection Segment (continued)

The Group Protection Segment had pre-tax income of $3.7 million and $4.5 million for the twelve-month periods ended December 31, 2007 and 2006, respectively.

Total revenues for the year ended December 31, 2007 increased by $57.9 million as compared to the year ended December 31, 2006.  Premiums assumed increased $51.0 million as a result of the SLHIC to SLNY asset transfer.  The remaining increase of $6.9 million results primarily from increased in-force business in group disability, group dental, group stop loss and group life insurance, with direct premium increases of $3.6 million, $1.9 million and $1.0 million, respectively.

Total benefits and expenses in 2007 increased by $58.6 million in comparison with 2006.  The SLHIC to SLNY asset transfer is the primary reason for the increase in benefits and expenses.  Policyowner benefits and other operating expenses transferred from SLHIC generated $30.0 million and $4.6 million of the increase, respectively.  An additional cause of the increase in expenses is the amortization of VOBA assumed under the SLHIC to SLNY asset transfer of $7.8 million in 2007.  The Company also had increases of direct policyowner benefits and other operating expenses of $6.7 million and $9.6 million, respectively.  The $6.7 million increase in direct policyowner benefits results from increases in group disability, group stop loss and group life insurance of $2.8 million, $1.0 million and $2.9 million, respectively.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the years ended December 31 (in 000’s):

	2007	2006

Total revenues	$90,729	$100,567
Total benefits and expenses	77,744	66,068
Income before income taxes	12,985	34,499

Net income	$18,682	$31,724

Total Assets	$1,062,777	$1,633,710

Total revenues for the year ended December 31, 2007 decreased by $9.8 million as compared to year ended December 31, 2006.  The decrease was primarily attributable to a $43.4 decrease in net investment income and a $2.9 decrease in derivative income offset by a $25.6 million increase related to the early redemption premium fee on a $600 million subordinated note due from an affiliate, a $8.9 million increase in net realized gains on the sale of investments and a $2.0 million increase in fee income.  The decrease in investment income was primarily due to the redemption of the $600 million subordinated note, as well as lower earnings in venture capital and other alternative investments.

Total benefits and expenses for the year ended December 31, 2007 increased by $11.7 million in comparison to the year ended December 31, 2006.  The increase was primarily due to a $25.6 million prepayment fee related to the early redemption of $600 of partnership capital securities and an $18.3 million increase in other operating expense, offset by a $32.1 million decrease in interest expense related to the early redemption of $600 million of subordinated debentures due to an affiliate during 2007.  The increase in other operating expense was primarily due to increase in expense related to administrative and support services provided to the Company by its affiliates, Sun Life Information Services Canada, Inc. and Sun Life Information Services Ireland Limited, as well as an increase in salaries.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES

At December 31, 2007, the Company held $21.1 billion in invested assets and cash.  Of this balance, $15.4 billion was invested in fixed-maturity securities designated as either available-for-sale ($11.5 billion) or trading ($3.9 billion).  Of the $11.5 billion of available-for-sale fixed maturities, securities with a fair value of $7.0 billion were in an unrealized loss position totaling $511.8 million.  At December 31, 2007, 77% of securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.  The total unrealized loss position for such securities was $193.8 million.

In the available-for-sale fixed maturity portfolio, securities with a fair value of $511.1 million, representing 2.4% of the total invested asset balance, were comprised of below-investment-grade or not-rated securities.  Of the total of the securities that were below-investment-grade or not-rated at December 31, 2007, securities with a fair value of $286.5 million, representing 1.4% of the total invested asset balance, were in an unrealized loss position that totaled $42.3 million.  At December 31, 2007, 53.8% of these securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.

The Company’s portfolio monitoring process is designed to identify securities that may be other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from the investment and accounting functions that meets at least quarterly to review individual issues or issuers that may be of concern.  The process involves a quarterly screening of all impaired securities, with particular attention paid to identify those securities whose fair value to amortized cost percentages have been less than 80% for an extended period of time.  Additionally, the Company screens all sales transactions which generated realized losses in excess of $1.5 million and 10% of amortized cost in order to identify identical securities or issuers which the Company continues to hold.  Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial condition and its near term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

“Monitor List”- Management has concluded that the fair value will increase enough to recover the Company’s amortized cost but that changes in issuer-specific facts and circumstances require monitoring on a quarterly basis.  As of December 31, 2007, securities with an amortized cost of $37.3 million and a fair value of $27.2 million were included on the Company’s Monitor List.

“Watch List”- Management has concluded that the fair value will increase enough to recover the Company’s amortized cost but that changes in issuer-specific facts and circumstances require continued monitoring during the quarter.  As of December 31, 2007, securities with an amortized cost of $65.5 million and a fair value of $56.4 million were included on the Company’s Watch List.  A security is moved from the Monitor List to the Watch List when changes in issuer-specific facts and circumstances increase the possibility that a security may become impaired within the next 24 months.

“Impaired List”- Management has concluded that the fair value will not increase enough to recover the Company’s amortized cost and an other-than-temporary-impairment charge is recorded to income or the security is sold and a realized loss is recorded as a charge to income.  Impairments are classified as either credit-related or interest-related.  The Company categorizes impairments as credit-related if there are current concerns regarding the issuers’ ability to pay all principal and interest amounts due, according to the contractual terms of the security or if the decline in fair value of the security is driven by issuer-specific credit events.  The Company characterizes impairments as interest-related if the depression in fair value of the security was due to changes in interest or general credit spread widening and for which the Company has determined it no longer has the intent or ability to hold a security until recovery to amortized cost.  For the year ended December 31, 2007, other-than-temporary impairments of $68.1 million were recorded as a charge to income.  Of this balance, $52 million was credit-related and $16.1 million was interest-related.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

At each balance sheet date, management also evaluates securities in an unrealized loss position and determines if the Company has the intent and ability to hold the securities until recovery.  If events or circumstances change, such as unexpected changes in the creditworthiness of the issuer, unanticipated changes in interest rates and/or credit spreads, changes in tax laws or accounting rules, changes in statutory capital requirements, or greater than expected liquidity needs, management will reconsider whether the Company has the intent and ability to hold a security until recovery.  If subsequent to the balance sheet date and due to an unexpected change in circumstances, the Company determines that it no longer intends to hold a security until recovery, a loss is recognized in net income in the period in which the intent to hold to recovery no longer exists.

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

If, subsequent to December 31, 2007, management were to conclude that all securities included on the Company’s Watch List were other-than-temporarily impaired, the Company’s earnings in the subsequent period, after consideration of offsetting DAC and tax effects, would decrease by approximately $2.0 million, based on the fair value of such securities as of December 31, 2007.  If, subsequent to December 31, 2007, management were to conclude that all securities included on both the Company’s Watch and the Monitor Lists were other-than-temporarily impaired, then the Company’s earnings in the subsequent period, after consideration of offsetting DAC and tax effects, would decrease by approximately $4.9 million, based on the fair value of such securities as of December 31, 2007.  Because the Company has not classified any of its unaffiliated fixed maturity investments as held-to-maturity, a later conclusion that Watch and Monitor List securities are other-than-temporarily impaired would not result in any change to the Company’s Total Stockholder’s Equity, but would result in a reclassification from Accumulated Other Comprehensive Income to Retained Earnings in the Stockholder’s Equity section of the Balance Sheet, due to the impact to net income described above.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that the individual securities had been in an unrealized loss position at December 31, 2007.

	Less Than Twelve Months		Twelve Months Or More		Total

Corporate Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic Industry	$ 86,180	$ (1,459)	$ 23,229	$ (1,965)	$ 109,409	$ (3,424)
Capital Goods	179,854	(5,651)	36,728	(2,047)	216,582	(7,698)
Communications	213,084	(5,172)	165,027	(8,018)	378,111	(13,190)
Consumer Cyclical	349,363	(26,136)	185,094	(19,006)	534,457	(45,142)
Consumer Noncyclical	90,795	(1,114)	22,910	(1,324)	113,705	(2,438)
Energy	100,815	(1,682)	44,034	(1,610)	144,849	(3,292)
Finance	1,539,054	(106,524)	515,945	(46,080)	2,054,999	(152,604)
Industrial Other	50,543	(7,059)	12,981	(160)	63,524	(7,219)
Technology	41,379	(100)	13,278	(721)	54,657	(821)
Transportation	102,549	(2,883)	41,601	(2,178)	144,150	(5,061)
Utilities	225,892	(4,894)	235,342	(6,654)	461,234	(11,548)

Total Corporate	2,979,508	(162,674)	1,296,169	(89,763)	4,275,677	(252,437)

Non-Corporate
Asset Backed Securities	232,353	(29,887)	267,080	(41,819)	499,433	(71,706)
Collateralized Mortgage Obligations	1,027,142	(95,499)	934,327	(89,863)	1,961,469	(185,362)
Mortgage Backed Securities	25,960	(64)	190,905	(2,180)	216,865	(2,244)
U.S. Treasury & Agency Securities	6,517	(40)	-	-	6,517	(40)

Total Non-Corporate	1,291,972	(125,490)	1,392,312	(133,862)	2,684,284	(259,352)

Grand Total	$ 4,271,480	$ (288,164)	$ 2,688,481	$ (223,625)	$ 6,959,961	$ (511,789)

The Company’s available-for-sale fixed maturity gross unrealized position increased $324.9 million as of December 31, 2007, as compared to December 31, 2006.  The increase in unrealized losses was primarily due to general credit spread widening, partially offset by a decrease in interest rates.  Credit spreads widened primarily due to the deterioration of the sub-prime mortgage market and other liquidity disruptions, impacting the overall credit market.

Deterioration in the U.S. housing market, combined with tightened lending conditions and the market’s flight to quality securities, as well as the increased likelihood of a U.S. recession, also caused credit spreads to widen considerably.  The sectors and industries most significantly impacted include mortgage originators, home builders, financial lenders, residential and commercial mortgage backed investments, and other structured products, including consumer loan backed investments.

The sectors in the Company’s portfolio that recognized the largest unrealized losses were financial services, asset-backed and mortgage-backed securities.  As of December 31, 2007, there were 604 securities accounting for unrealized losses of $152.6 million in the Finance sector.   Of these unrealized losses, 83.4% were related to investment grade issues (rated AAA through BBB-).  As of December 31, 2007, there were 1,144 collateralized mortgage obligations, asset-backed and mortgage-backed securities accounting for unrealized losses of $259.4 million. Of the losses 99.7% were related to investment grade issues (rated AAA through BBB-).  All securities held at December 31, 2007 were subject to the Company’s portfolio monitoring process.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

The Company has exposure to sub-prime and Alt-a residential mortgage-backed securities.  Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles.  Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime, but do not conform to government sponsored standards.  The combination of these two categories of securities is considered below prime.  The Company is not an originator of residential mortgages.  The slowing U.S. housing market and relaxed underwriting standards of some originators of below-prime loans has recently led to higher delinquency and loss rates especially within the 2006 and 2007 vintage years.  Ninety-seven percent of these below-prime investments, based upon fair value, held by the Company were either issued before 2006 or have an AAA rating.  At December 31, 2007, the Company had exposure to residential sub-prime and Alt-a mortgages of $332.8 million and $176.2 million, respectively, representing approximately 2.4% of the Company's total invested assets.

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

The table below provides the detail of the six largest unrealized losses by CUSIP in the Company’s fixed maturity portfolio at December 31, 2007.  Management does not consider any of these unrealized losses to be material to the Company’s financial position at December 31, 2007.  Management's reasons for concluding that the fair value will increase enough to recover the Company’s amortized cost of these securities follow the table.

($ thousands)
Issue/Sector	Amortized Cost	Fair Values	Unrealized Loss

A. Finance	$ 45,979	$ 26,476	$ (19,503)
B. Consumer Cyclical	41,010	35,022	(5,988)
C. Industrial Other	24,981	19,027	(5,954)
D. Finance	15,645	9,820	(5,825)
E. Consumer Cyclical	40,549	36,289	(4,260)
F. Finance	21,000	16,793	(4,207)

For all of the securities discussed below, based on the Company’s credit analysis, management does not believe that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the investment.  Because the Company had and continues to have the intent and ability to hold these securities until recovery of fair value, which may be maturity, it did not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Issue A.  The unrealized loss on Issue A is primarily due to increased sub-prime defaults and delinquencies for 2006 and 2007 vintages.  Since then, the issuer has tightened its lending criteria and is undertaking initiatives that will result in operational cost savings.  The Company has observed significant recoveries in fair value related to this position, subsequent to the balance sheet date.   As of December 31, 2007, this issuer had an investment grade rating of BBB.

Issue B.  The unrealized loss on Issue B is primarily due to a slow down in the issuer’s sector, the U.S. homebuilding market, as well as credit rating agency downgrades from the dates of the Company’s purchase (December 2006, February 2007, and April 2007) to December 31, 2007.  This issuer is a major supplier of home building and home improvement supplies to professional contractors and homeowners and currently has an investment grade rating of Baa1/BBB+.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

Issue C.  The unrealized loss on Issue C is primarily due to the downturn in the mortgage and structured finance markets.  There have been no defaults in the underlying credits backing this transaction, and none are expected.  In addition, there is credit enhancement supporting the current investment grade ratings of AA.

Issue D.  The unrealized loss on issue D is primarily due a downgrade of this security to BBB+ from A-.  The issuer has been largely impacted by the weakened mortgage market, which has resulted in higher than expected provisions for losses in its investment portfolio. Continued weakness in the mortgage market and consumer lending is expected, but the issuer has a solid capital base, ample liquidity and is pursuing several initiatives to strengthen its balance sheet and reduce risk.

Issue E.  The unrealized loss on issue E is primarily due to a slow down in the US housing market. At present, the domestic new home market is exceptionally weak, which has impacted the financial metrics and placed stress on the liquidity profile of this issuer.  Nevertheless, the issuer maintains an adequate liquidity profile, asset protection and scale of operations and continues to perform in accordance with the contractual terms of the security. This security maintains a BBB investment grade rating.

Issue F.  The unrealized loss on issue F is primarily due to a pending financial transaction that would potentially deteriorate the credit rating for this company.  This company’s assets have relatively low risk as 85% of the loans are guaranteed by the U.S. government.  This security currently has a BBB investment grade rating.

As of December 31, 2007, the remaining securities in an unrealized loss position have losses of less than $4.0 million and were subject to the same quantitative and qualitative credit analysis as the aforementioned securities. The Company expects these investments to continue to perform in accordance with their original contractual terms and the company has the intent and ability to hold these investments until recovery of the fair value up to the cost of these securities, which may be maturity.

Realized Losses

The sales of securities in the year ended December 31, 2007, that were in an unrealized loss position were primarily due to actual liquidity needs that were different from anticipated liquidity needs.  Management responded by selling certain securities that were in an unrealized gain position and by reconsidering the Company’s intent to hold certain securities that were in an unrealized loss position until recovery and selling them at a loss.  The objective of these sales was to keep the portfolio optimally balanced and diversified with respect to asset mix, interest rate risk, yield, duration, and credit quality.

During the year ended December 31, 2007, the Company recorded realized losses totaling $52.3 million on sales of securities with an aggregate fair value of $1.8 billion.  The average percentage of selling price to amortized cost was 97%.  The largest single trading loss during the year ended December 31, 2007, was $1.5 million.  $33.8 million of the realized losses were generated by individual losses of $0.5 million or less.

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

Investment Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  The Company is exposed to some credit risk within its investment portfolio and through its derivative counterparties.  Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties.  The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads.

The Company’s management believes that its stringent underwriting standards and practices have resulted in high-quality portfolios that have the effect of limiting credit risk.  In addition, it is the Company’s practice not to purchase below-investment-grade fixed income securities.  Credit risks associated with fixed income investments are managed by the Company in aggregate using detailed credit and underwriting policies; specific diversification requirements; comprehensive due diligence and ongoing credit analysis; aggregate counterparty exposure and asset sector and industry concentration limits; and monitoring against these pre-established limits.  Credit risk policies are subject to regular review and approval by senior management and by the Company’s Board of Directors.  The Company also manages credit risk through established investment policies which address the quality of obligors and counterparties, credit concentration limits, diversifications requirements and acceptable risk levels under expected and stressed scenarios.  These policies also are regularly reviewed and approved by senior management and by the Company’s Board of Directors.

In addition, as a matter of investment policy, the Company manages interest rate risk, equity risk and foreign currency exchange risk, within tolerance bands.  The asset liability management discipline within the Company is a collaborative effort comprised of staff from the investments, asset liability management, and finance functions, as well as the business units.

The management of interest rate risk exposure is discussed further below.

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

Significant features of the Company’s immunization models include:

●	An economic or market value basis for both assets and liabilities;
●	An option pricing methodology;
●	The use of effective duration and convexity to measure interest rate sensitivity; and
●	The use of key rate durations to estimate interest rate exposure at different points of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

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

Fixed interest liabilities held in the Company’s general account and non-unitized separate accounts at December 31, 2007 had a fair value of $15,847.6 million.  Fixed income investments supporting those liabilities had a fair value of $16,344.3 million at that date.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2007.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $598.5 million and the corresponding assets would show a net increase of $555.8 million.

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

The Company utilizes put options and futures on the S&P 500 Index and other indices to hedge against stock market exposure inherent in the guaranteed minimum death and living benefit features contained within some of its variable annuity products.  At December 31, 2007 and 2006, the fair value of these options was $35.5 million and $16.4 million, respectively.  The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options by $10.6 million and $6.1 million at December 31, 2007 and 2006, respectively.  A decrease in the market of 10% would increase the market value by $16.0 million and $10.3 million at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the Company had $3.7 billion and $3.9 billion, respectively, in fixed-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the S&P 500 Index.  The Company purchases S&P 500 Index options and futures to hedge the risk associated with the price appreciation component of its fixed-indexed annuity liabilities.

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

Based upon the information and assumptions the Company used in its stress-test scenarios at December 31, 2007 and 2006, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $6.1 million and $33.0 million, respectively.  Likewise, at December 31, 2007 and 2006, if the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will increase net assets by approximately $0.2 million and $3.7 million, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
For the years ended December 31,

	2007	2006	2005

Revenues:
Premiums and annuity considerations	$110,616	$59,192	$51,982
Net investment income	1,098,592	1,206,081	1,112,529
Net derivative (loss) income	(193,124)	9,089	16,474
Net realized investment (losses) gains	(61,048)	(44,511)	16,925
Fee and other income	479,904	398,622	362,275
Subordinated notes early redemption premium	25,578	-	-

Total revenues	1,460,518	1,628,473	1,560,185

Benefits and expenses:
Interest credited	629,823	633,405	637,502
Interest expense	101,532	130,802	123,279
Policyowner benefits	229,485	156,970	187,013
Amortization of deferred acquisition costs and value of business acquired	189,121	399,182	243,821
Other operating expenses	283,815	231,434	196,543
Partnership capital securities early redemption payment	25,578	-	-

Total benefits and expenses	1,459,354	1,551,793	1,388,158

Income before income tax (benefit) expense, and minority interest	1,164	76,680	172,027

Income tax (benefit) expense:
Federal	(24,289)	(1,717)	40,091
State	431	105	(2)
Income tax (benefit) expense	(23,858)	(1,612)	40,089

Income before minority interest	25,022	78,292	131,938

Minority interest share of loss	-	-	(1,214)

Net income	$25,022	$78,292	$133,152

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
ASSETS	December 31, 2007	December 31, 2006
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $11,848,397 and $13,623,450 in 2007 and 2006, respectively); fair value option elected for $16,584 in 2007	$11,503,230	$13,637,973
Trading fixed maturities at fair value (amortized cost of $3,938,088 and $3,838,732 in 2007 and 2006, respectively)	3,867,011	3,856,053
Subordinated note from affiliate held-to-maturity (fair value of $630,751 in 2006)	-	600,000
Mortgage loans	2,318,341	2,273,176
Derivative instruments – receivable	609,261	653,854
Limited partnerships	164,464	193,728
Real estate	201,777	186,891
Policy loans	712,633	709,626
Other invested assets	568,676	950,226
Cash and cash equivalents	1,169,701	578,080
Total investments and cash	21,115,094	23,639,607

Accrued investment income	290,363	291,218
Deferred policy acquisition costs	1,603,397	1,234,206
Value of business and customer renewals acquired	51,806	47,744
Net deferred tax asset	15,945	3,597
Goodwill	708,829	701,451
Receivable for investments sold	3,482	33,241
Reinsurance receivable	2,709,249	1,817,999
Other assets	311,999	153,230
Separate account assets	24,996,603	21,060,255

Total assets	$51,806,767	$48,982,548

LIABILITIES

Contractholder deposit funds and other policy liabilities	$18,262,569	$19,428,625
Future contract and policy benefits	823,588	750,112
Payable for investments purchased	199,210	218,465
Accrued expenses and taxes	123,065	144,695
Debt payable to affiliates	1,945,000	1,325,000
Partnership capital securities	-	607,826
Reinsurance payable to affiliate	1,691,884	1,605,626
Derivative instruments – payable	446,640	160,504
Other liabilities	888,061	1,178,086
Separate account liabilities	24,996,603	21,060,255

Total liabilities	49,376,620	46,479,194

Commitments and contingencies – Note 20

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2007 and 2006	6,437	6,437
Additional paid-in capital	2,146,436	2,143,408
Accumulated other comprehensive (loss) income	(92,403)	14,030
Retained earnings	369,677	339,479

Total stockholder’s equity	2,430,147	2,503,354

Total liabilities and stockholder’s equity	$51,806,767	$48,982,548

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the years ended December 31,

	2007	2006	2005

Net income	$25,022	$78,292	$133,152

Other comprehensive loss:
Change in unrealized holding (losses) gains on available- for-sale securities, net of tax and policyholder amounts (1)	(119,775)	(46,229)	(79,814)
Change in pension and other postretirement plan adjustments, net of tax (2)	11,197	1,842	(1,842)
Reclassification adjustments of realized investment losses (gains) into net income (3)	2,145	40,673	(79,722)
Other comprehensive loss	(106,433)	(3,714)	(161,378)

Comprehensive (loss) income	$(81,411)	$74,578	$(28,226)

(1)	Net of tax benefit of $64.7 million, $25.5 million and $43.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(2)	Net of tax (expense) benefit of $(6.0) million, $(0.2) million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(3)	Net of tax (expense) benefit of $(1.2) million, $(21.9) million and $42.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)
For the years ended December 31,

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity

Balance at December 31, 2004	$6,437	$2,131,888	$180,638	$628,035	$2,946,998

Net income	-	-	-	133,152	133,152
Dividends	-	-	-	(200,000)	(200,000)
Tax benefit from stock options	-	6,992	-	-	6,992
Other comprehensive loss	-	-	(161,378)	-	(161,378)

Balance at December 31, 2005	6,437	2,138,880	19,260	561,187	2,725,764

Adjustment to initially apply FASB Statement No. 158, net of tax			(1,516)		(1,516)
Net income	-	-	-	78,292	78,292
Dividends	-	-	-	(300,000)	(300,000)
Tax benefit from stock options	-	4,528	-	-	4,528
Other comprehensive loss	-	-	(3,714)	-	(3,714)

Balance at December 31, 2006	6,437	2,143,408	14,030	339,479	2,503,354

Cumulative effect of accounting changes, net of tax				5,176	5,176
Net income	-	-	-	25,022	25,022
Tax benefit from stock options	-	3,028			3,028
Other comprehensive loss	-	-	(106,433)	-	(106,433)

Balance at December 31, 2007	$6,437	$2,146,436	$(92,403)	$369,677	$2,430,147

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the years ended December 31,

	2007	2006	2005

Cash Flows From Operating Activities:
Net income from operations	$25,022	$78,292	$133,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest share of loss	-	-	(1,214)
Net amortization of premiums on investments	40,668	58,752	71,357
Amortization of deferred acquisition costs and value of business and customer renewals acquired	189,121	399,182	243,821
Depreciation and amortization	7,460	4,608	3,985
Net losses (gains) on derivatives	131,503	(11,853)	(77,025)
Net realized losses (gains) on available-for-sale investments	61,048	44,511	(16,925)
Changes in fair value of trading investments	88,398	(15,235)	80,324
Net realized gains on trading investments	(4,655)	(373)	(11,162)
Net change in unrealized and undistributed gains in private equity limited partnerships	(23,027)	(29,120)	(48,244)
Interest credited to contractholder deposits	629,823	633,405	637,502
Deferred federal income taxes	43,366	4,180	22,047
Changes in assets and liabilities:
Additions to deferred acquisition costs, value of business and customer renewals acquired	(379,941)	(262,895)	(261,917)
Accrued investment income	855	(29,711)	17,916
Net reinsurance receivable/payable	33,161	77,063	85,876
Future contract and policy benefits	66,550	(6,619)	25,123
Other, net	(134,356)	14,268	53,536
Purchases of trading fixed maturities, net of sales	(100,836)	(1,866,153)	(651,921)
Net cash provided by (used in) operating activities	674,160	(907,698)	306,231

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	4,252,780	5,872,190	5,685,008
Mortgage loans	355,146	248,264	117,438
Real estate	-	-	947
Net cash from disposition of subsidiary	-	-	17,040
Other invested assets	667,683	184,646	483,700
Redemption of subordinated note from affiliates	600,000	-	-
Purchases of:
Available-for-sale fixed maturities	(2,557,841)	(4,002,244)	(5,269,211)
Mortgage loans	(399,566)	(780,592)	(390,376)
Real estate	(19,439)	(20,619)	(6,648)
Other invested assets	(57,864)	(489,493)	(171,539)
Net change in other investments	(361,781)	399,514	(239,910)
Net change in policy loans	(3,007)	(7,857)	(5,464)
Net change in short-term investments	-	-	(4,576)
Early redemption premium	25,578	-	-

Net cash provided by investing activities	$2,501,689	$1,403,809	$216,409

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the years ended December 31,

	2007	2006	2005

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,924,784	$3,520,138	$2,720,141
Withdrawals from contractholder deposit funds	(4,533,405)	(3,690,351)	(3,404,468)
Repayments of debt	(980,000)	-	-
Debt proceeds	1,000,000	200,000	100,000
Dividends paid to stockholder	-	(300,000)	(150,600)
Early redemption payment	(25,578)	-	-
Other, net	29,971	4,528	6,992
Net cash used in financing activities	(2,584,228)	(265,685)	(727,935)

Net change in cash and cash equivalents	591,621	230,426	(205,295)

Cash and cash equivalents, beginning of year	578,080	347,654	552,949

Cash and cash equivalents, end of year	$1,169,701	$578,080	$347,654

Supplemental Cash Flow Information
Interest paid	$73,116	$130,686	$122,474
Income taxes paid	$43,287	$82,250	$16,857

Supplemental Schedule of non-cash investing and financing activities

Effective November 8, 2007, the Company’s subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), entered into a reinsurance agreement with Sun Life Assurance Company of Canada (“SLOC”), the Company’s affiliate, under which Sun Life Vermont assumed the risks of certain individual universal life insurance contracts issued and to be issued by SLOC.  This agreement is described more fully in Note 1 and Note 8.  As part of the transaction, the Sun Life Vermont assumed $553.7 million of contractholder deposits, future contract and policy benefits of $ 20.4 million, a funds withheld asset of $551.8 million, and a deferred loss of $22.3 million, all of which are considered non-cash items for purposes of the Company’s consolidated statement of cash flows.

The Company declared and paid to its direct parent, Sun Life of Canada (U.S.) Holdings, Inc., cash dividends of $300.0 million in 2006.  In 2005, the Company declared and paid a $200.0 million dividend to its direct parent, consisting of $150.6 million in cash and $49.4 million in notes. The Company did not pay any dividends to its direct parent in 2007.

On April 19, 2005, the Company sold its interest in a consolidated variable interest entity (“VIE”). As a result of the sale, bonds decreased by $42.5 million, short-term investments decreased by $28.5 million, investment income due and accrued decreased by $0.3 million, other invested assets decreased by $3.2 million, other liabilities decreased by $26.1 million, deferred tax liability decreased by $3.9 million, and notes payable decreased by $33.5 million.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the “Company”) and its subsidiaries are engaged in the sale of individual and group variable life insurance, individual universal life insurance, individual and group fixed and variable annuities, funding agreements, group life, group disability, group dental and group stop loss insurance.  These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax-qualified and non-tax-qualified markets.  The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.  In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”), is authorized to transact business in the State of New York.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries.  As of December 31, 2007, the Company directly or indirectly owned all of the outstanding shares or members interest of SLNY, which issues individual fixed and variable annuity contracts, group life, group disability, group dental and stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company (“INDY”), a Rhode Island life insurance company that sold variable and whole life insurance products; Sun Life Vermont, a Vermont special purpose financial captive insurance company; Clarendon Insurance Agency, Inc., a registered broker-dealer; Sun Life of Canada (U.S.) SPE 97-I, Inc., organized for the purpose of engaging in activities incidental to securitizing mortgage loans; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; and SLNY Private Placement Investment Company I, LLC.

On October 31, 2007, the Company subscribed for $250,000 worth of shares of, and contributed $150 million of paid-in capital to, a newly formed wholly-owned subsidiary, Sun Life Vermont.  Effective November 8, 2007, Sun Life Vermont entered into a reinsurance agreement with Sun Life Assurance Company of Canada (“SLOC”), an affiliate of the Company, under which the Sun Life Vermont has assumed the risks of certain individual universal life insurance (“UL”) policies issued, and to be issued, by SLOC.  This agreement is described more fully in Note 8.  A long-term financing arrangement has been established with a financial institution (the "Lender") that will enable Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, Sun Life Vermont issued a $1 billion variable principal, floating rate surplus note (the “Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007-SUNAXXX LLC (“SUNAXXX”) affiliated with the Lender.  Pursuant to an agreement between the Lender and SLC – U.S. Ops Holdings, SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, has consolidated SUNAXXX in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Revised December 2003)" (“FIN 46(R)”).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (continued)

Effective September 27, 2007, the Company dissolved Sun life of Canada (U.S.) Holdings General Partner, LLC (the “General Partner”).  The General Partner was the sole general partner in Sun Life of Canada (U.S.) Limited Partnership (the “Partnership”) and, as a result, the Partnership had been consolidated with the results of the Company.  The Partnership was organized to purchase subordinated debentures issued by the Parent and to issue partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I (the “Capital Trust”).  Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  The Partnership was cancelled effective September 27, 2007.

Effective May 31, 2007, Sun Life Financial completed its acquisition of Genworth Financial, Inc.'s (“Genworth’s”) Employee Benefits Group business ("EBG").  Also effective May 31, 2007, SLNY entered into a series of agreements with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), one of the acquired companies (formerly named Genworth Life and Health Insurance Company), through which the New York issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York (collectively, “the SLHIC to SLNY asset transfer”).  These agreements, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” were treated as a transfer of net assets between entities under common control. SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at carrying value of approximately $72 million, including $38.9 million of goodwill and other intangibles, as well as policyholder and other liabilities of approximately $32 million to SLNY.  The Group Protection Segment of the Company reflects a significant increase in business as a result of these agreements. These agreements have allowed the Company to expand its product offerings to include group dental insurance.

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), whereby the Company is the sole beneficiary of the CARS Trust.  As of December 31, 2007, total assets and liabilities of the CARS Trust were $57.7 million and $7.9 million, respectively. As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FIN 46(R).  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s consolidated financial statements.  As of December 31, 2007, the Company recorded in its consolidated balance sheets $53.8 million of trading fixed maturities, $2.9 million of deferred tax, $1.0 million of accrued investment income and $7.9 million of liabilities relating to a total return swap.  As of December 31, 2006, the Company recorded in its consolidated balance sheets $55.3 million of trading fixed maturities, $1.2 million of accrued investment income and $1.7 million of liabilities.

On April 19, 2005, the Company sold its interest in a consolidated variable interest entity (“VIE”) and recognized a gain of $6.1 million.  The Company received net cash proceeds of $17.0 million and reduced consolidated assets and liabilities by $74.5 million and $63.6 million, respectively. The Company’s net income for the year ended December 31, 2005 included a net loss of $0.8 million related to this VIE.

The Company had a greater than or equal to 20%, but less than 50%, interest in fourteen VIEs at December 31, 2007.  The Company is a creditor in seven trusts, three limited liability companies, two limited partnership and two special-purpose entities that were used to finance commercial mortgages, and franchise receivables and equipment used in utility generation.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $88.4 million and $30.1 million at December 31, 2007 and 2006, respectively.  The investments in these VIEs mature between March 2007 and September 2029.  As the Company will not absorb a majority of the VIEs’ expected losses or receive a majority of the expected returns, the Company is not required to consolidate these VIEs, in accordance with FIN 46.  See Note 4 for additional information with respect to leveraged leases which is not included above.

All intercompany transactions have been eliminated in consolidation.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

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

INVESTMENTS

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  At the time of purchase, fixed maturity securities are classified based on the Company's intent as either held-to-maturity, trading or available-for-sale.  In order for a security to be classified as held-to-maturity, the Company must have positive intent and ability to hold the security to maturity.  Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading.  Trading securities are carried at aggregate fair value with changes in market value reported as a component of net investment income.  Securities that do not meet the held-to-maturity or trading criterion are classified as available-for-sale.  Included with available-for-sale fixed maturities are mortgage backed securities in the To Be Announced ("TBA") form.  The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability in payable for investments purchased until the settlement date of the transaction.  Available-for-sale securities are carried at fair value with the unrealized gains or losses reported in other comprehensive income.

The Company determines the fair value of its publicly traded fixed maturities using four primary pricing methods: third-party pricing services, independent dealer quotes, pricing matrices, and pricing models.  Prices are first sought from third party pricing services; the remaining unpriced securities are priced using one of the remaining three methods.  Third-party pricing services derive the security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing matrices and models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (continued)

Structured securities, such as collateralized mortgage obligations (“CMO”), commercial mortgage-backed securities (“CMBS”), and asset-backed securities (“ABS”), are priced using a matrix, fair value model or independent broker quotations.  CMBS securities, which are a subset of the Company's CMO holdings, are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  Other CMOs and ABS are priced using matrices, models or independent broker quotations.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, mortgage-backed securities (“MBS”), CMBS, and CMOs.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

For privately placed fixed maturities, fair values are estimated using matrices, which take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately placed fixed maturities are also priced using market prices or dealer quotes.  The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The Company performs a monthly analysis on the prices received from third parties to assess if the prices represent a reasonable estimate of the fair value.  The process is both quantitative and qualitative and includes back testing of recent trades, review of key assumptions such as spreads, duration, credit rating, and on-going review of third-party pricing services methodologies.  In the event that a more appropriate fair value is justified, the price received from a third-party pricing services is adjusted accordingly.   The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including estimates and assumptions, a market participant would utilize.

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company anticipates that it will be unable to recover all amounts due under the contractual obligations of the security.  Additionally, in the event that securities that are expected to be sold before the fair value of the security recovers to amortized cost, an other-than-temporary impairment charge is also taken.

Some structured securities, typically those rated single A or below, are subject to Emerging Issues Task Force Issue No.  99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”).  EITF 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security.  In the event that the present value of the estimated cash flows is less than amortized cost, an other-than-temporary impairment charge is recorded.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third parties, along with assumptions and judgments about the future performance of the underlying collateral.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (continued)

Impairments are classified as either credit-related or interest-related.  The Company categorizes impairments as credit-related if it anticipates the issuers will be unable to pay all principal and interest amounts due, according to the contractual terms of the security or if the decline in fair value of the security is driven by issuer-specific credit events.  The Company characterizes impairments as interest-related if the depression in fair value of the security was due to changes in interest or general credit spread widening and for which the Company has determined it no longer has the intent or ability to hold a security until recovery to amortized cost.  Once an other than temporary impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional impairment.  The net realized loss is recorded in the income statement as the difference between the fair value and the amortized cost of the security.

The Company incurred realized losses totaling $68.1 million, $6.3 million and 29.7, for the years ended December 31, 2007, 2006 and 2005, respectively, for other-than-temporary impairments.  Of the $68.1 million in realized losses for other-than-temporary impairments for the year ended December 31, 2007, $16.1 million was due to a change in the Company’s intent to hold the securities to recovery of fair value, up to amortized cost.  The remaining $52 million of realized losses were credit-related.

The Company discontinues the accrual of income on its holdings for issuers that are in default.  Investment income would not have materially increased for the year ended December 31, 2007 and 2006 if these holdings were performing.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

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

A loan is recognized as impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan.  Measurement of impairment is based on the lower of the present value of expected future cash flows discounted at the loan's effective interest rate, or on the loan's observable market price.  A specific valuation allowance is established if the fair value of the impaired loan is less than the recorded amount.  Loans are also charged against the allowance when determined to be uncollectible.  The allowance is based on a continuing review of the loan portfolio, past loss experience, and current economic conditions, which may affect the borrower's ability to pay.  While management believes that it uses the best information available to establish the allowance, future adjustments to the allowance may become necessary if economic conditions differ from the assumptions used in making the evaluation.

Real estate investments are held for the production of income or are held for sale.  Real estate investments held for the production of income are carried at the lower of cost adjusted for accumulated depreciation or fair value.  Depreciation of buildings and improvements is calculated using the straight line method over the estimated useful life of the property, generally 40 to 50 years.  Real estate investments held for sale are primarily acquired through foreclosure of mortgage loans.  The cost of real estate that has been acquired through foreclosure is the estimated fair value less estimated costs to dispose at the time of foreclosure.  Real estate investments are diversified by property type and geographic area throughout the United States.

Policy loans are carried at the amount of outstanding principal balance.  Policy loans are collateralized by the related insurance policy and do not exceed the net cash surrender value of such policy.

Investments in private equity limited partnerships are accounted for by the equity method of accounting.

The Company uses derivative financial instruments including swaps, options, and futures as a means of hedging exposure to interest rate, currency and equity price risk.  Derivatives are carried at fair value and changes in fair value are recorded as a component of derivative income.

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

Interest income is recorded on the accrual basis. Investments are placed in a non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of principal and interest is doubtful.  When an investment is placed in non-accrual status, all interest accrued is reversed against current period interest income.  Interest accruals are resumed on such investments only when the investments have performed on a sustained basis for a reasonable period of time and when, in the judgment of management, the investments are estimated to be fully collectible as to both principal and interest.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions, underwriting and other costs, which vary with and are primarily related to the production of new business.  Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts (“GICs”), and universal and variable life products are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.  DAC amortization is reviewed regularly and adjusted, as appropriate, retrospectively when the Company records actual profits and revises its estimate of future gross profits to be realized from this group of products, including realized gains and losses from investments.

Although recovery of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered from future profits.  The amount of DAC considered recoverable, however, could be reduced in the near term if the future estimates of gross profits are reduced.

DAC is also adjusted for amounts relating to unrealized investment gains and losses.  This adjustment, net of tax, is included with unrealized investment gains or losses that are recorded in accumulated other comprehensive (loss) income. DAC was increased by $189.8 million and $6.9 million at December 31, 2007 and 2006, respectively, to reflect unrealized losses.

VALUE OF BUSINESS AND CUSTOMER RENEWALS ACQUIRED

Value of business acquired (“VOBA”) represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition.  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated life of the purchased block of business.

VOBA is also adjusted for amounts relating to unrealized investment gains and losses.  This adjustment, net of tax, is included with unrealized investment gains or losses that are recorded in accumulated other comprehensive (loss) income.  The Company’s VOBA was not adjusted for amounts relating to unrealized investment gains and losses for the year ended December 31, 2007.  VOBA was increased by $0.5 million at December 31, 2006 to account for unrealized investment losses.

The value of customer renewals acquired represents the actuarially determined present value of projected future profits arising from the existing in-force business at the date of acquisition to the next policy renewal date.  This amount is amortized in proportion to the projected premium income over the period from the first renewal date to the end of the projected life of the policies and, as such, is not adjusted for amounts relating to unrealized investment gains and losses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisitions of Keyport on November 1, 2001 and the allocation of goodwill to SLNY, based on a reinsurance agreement with SLHIC, effective May 31, 2007.  Goodwill obtained in connection with the purchase of Keyport is allocated to the Wealth Management Segment.  Goodwill obtained through the reinsurance agreement with SLHIC is allocated to the Group Segment in the Company’s subsidiary, SLNY.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2007 and concluded that these assets were not impaired.

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

Intangible assets, which are recorded in other assets, consist of state insurance licenses that are not subject to amortization, product rights that have a weighted-average useful life of 7 years, and the value of distribution, which was transferred to SLNY from SLHIC.  The value of distribution represents the present value of projected future profits arising from sales of new business by brokers with whom SLHIC had an existing distribution relationship contract.  This amount is amortized on a straight-line basis over 25 years, representing the period over which the Company expects to earn premiums from new sales stemming from the added distribution capacity.

POLICY LIABILITIES AND ACCRUALS

Future contract and policy benefit liabilities include amounts reserved for future policy benefits payable upon contingent events as well as liabilities for unpaid claims due as of the statement date.  Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.

Policy reserves for annuity contracts include liabilities held for group pension and payout annuity payments and liabilities held for product guarantees on variable annuity products, such as guaranteed minimum death benefits.  Reserves for pension and payout annuity contracts are calculated using the best-estimate interest and decrement assumptions that were set at the time that loss recognition testing resulted in additional reserves.  The Company periodically reviews its policies for loss recognition based upon management’s best estimates.  From time to time the Company may recognize a loss on certain lines of business.  For the year ended December 31, 2007 additional reserves of $31.4 million were recorded as a reduction to income and additional reserves of $7.5 million were recorded as a component of other comprehensive loss.  Reserves for guaranteed minimum death benefits and guaranteed minimum income benefits are calculated according to the methodology of AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), whereby the expected benefits provided by the guarantees are spread over the duration of the contract in proportion to the benefit assessments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

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

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities, single premium whole life policies ("SPWL"), GICs and funding agreements.  The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, partial withdrawals and surrenders.  The liabilities are not reduced by surrender charges.

REVENUE AND EXPENSES

Premiums for traditional individual life products are considered earned revenue when due. Premiums related to group life, group stop loss, group dental and group disability insurance are recognized as earned revenue pro-rata over the contract period. The unexpired portion of these premiums is recorded as unearned premiums. Revenue from universal life-type products and investment-related products includes charges for the cost of insurance (mortality), initiation and administration of the policy and surrender charges. Revenue is recognized when the charges are assessed except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

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

INCOME TAXES

For the years ended December 31, 2007, 2006 and 2005, the Company participated in a consolidated federal income tax return with SLC – U.S. Ops Holdings and other affiliates.  For the years ended December 31, 2006 and 2005, the Company’s subsidiaries INDY and SLNY filed stand-alone federal income tax returns.  INDY, SLNY and Sun Life Vermont, a new subsidiary, will be included as part of the consolidated federal income tax return for the year ended December 31, 2007.

Deferred income taxes are recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by SFAS No. 109, “Accounting for Income Taxes.”  These differences primarily result from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEPARATE ACCOUNTS

The Company has established separate accounts applicable to various classes of contracts providing variable benefits.  Contracts for which funds are invested in separate accounts include variable life insurance and individual and group qualified and non-qualified variable annuity contracts.  Investment income and changes in mutual fund asset values are allocated to policyholders and therefore do not affect the operating results of the Company.  Assets held in the separate accounts are carried at fair value and the investment risk of such securities is retained by the contractholder.  The Company earns separate account fees for providing administrative services and bearing the mortality risks related to these contracts.  The activity of the separate accounts is not reflected in the consolidated financial statements except for:  (1) the fees the Company receives, which are assessed periodically and recognized as revenue when assessed; and (2) the activity related to the guaranteed minimum death benefit ("GMDB"), guaranteed minimum income benefit ("GMIB"), guaranteed minimum accumulation benefit ("GMAB") and guaranteed minimum withdrawal benefit ("GMWB") which is reflected in the Company’s consolidated financial statements and accompanying notes.

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"), which became effective for fiscal years beginning after December 15, 2006.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted FIN 48 on January 1, 2007, and recognized a decrease of $5.2 million in the liability for unrecognized tax benefits (“UTBs”) and related net interest, and an offsetting increase in its January 1, 2007 balance of retained earnings.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment to SFAS No. 140.  SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over the estimated net servicing income or loss, and assess the rights for impairment or the need for an increased obligation.  The option to subsequently measure servicing rights at fair value allows entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS No. 133.  SFAS No. 156 was effective for fiscal years beginning after September 15, 2006.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.”  This statement amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and resolved issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."  The Company began applying SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007.  The Company elected the fair value option for $16.6 million of available-for-sale securities during the year ended December 31, 2007.  The election did not have a material impact on the Company’s results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

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

Accounting Standards Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value (“FV option”).  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years.

As of January 1, 2008, the Company has adopted the FV option for all available-for-sale fixed maturity securities attributable to certain life, health and annuity products.  At December 31, 2007 such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.  The adoption of the FV option does not relieve the Company from its obligation to monitor those available-for-sale securities that are in an unrealized loss position at December 31, 2007, which the Company will do through its current portfolio monitoring process.

The FV option adoption will result in a cumulative-effect adjustment to the opening balance of retained earnings, accumulated other comprehensive income, DAC, VOBA, deferred tax asset and certain other liabilities.  The Company is currently assessing the impact of the effects of this adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (i.e., Level 1, 2 and 3).  Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.  Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities.  Level 3 inputs are unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability.  SFAS No. 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment.  Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted (continued)

The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS No. 157, which are to be recorded as an adjustment to opening retained earnings in the year of adoption.  Effective January 1, 2008, the Company adopted SFAS No. 157 and applied the provisions of the statement prospectively to assets and liabilities measured and disclosed at fair value. In addition to new disclosure requirements, the adoption of SFAS No. 157 changes the valuation of embedded derivatives associated with annuity contracts. The change in valuation of embedded derivatives associated with annuity contracts results from the incorporation of risk margins and the Company’s own credit standing in their valuation and changes to assumptions regarding policyholder lapses.  The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141 and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is useful to users of financial statements in evaluating the nature and financial effects of the business combination. Some of the significant changes to the existing accounting guidance on business combinations made by SFAS No. 141(R) include the following:

•
Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity shall be measured at their acquisition-date fair values rather than SFAS No. 141’s requirement to allocate the cost of an acquisition to individual assets acquired and liabilities assumed based on their estimated fair values;

•	Acquisition-related costs incurred by the acquirer shall be expensed in the periods in which the costs are incurred rather than included in the cost of the acquired entity;

•
Goodwill shall be measured as the excess of the consideration transferred, including the fair value of any contingent consideration, plus the fair value of any noncontrolling interest in the acquired entity, over the fair values of the acquired identifiable net assets, rather than measured as the excess of the cost of the acquired entity over the estimated fair values of the acquired identifiable net assets;

•
Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability, whereas SFAS No. 141 generally permits the deferred recognition of pre-acquisition contingencies until the recognition criteria of SFAS No. 5, “Accounting for Contingencies” are met; and

•	Contingent consideration shall be recognized at the acquisition date rather than when the contingency is resolved and consideration is issued or becomes issuable.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

SFAS No. 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS No. 141(R) on January 1, 2009, and has not yet determined the effect of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS No. 160 on January 1, 2009 and has not yet determined the effect of SFAS No. 160 on its consolidated financial statements.

In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”).  This statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity.  In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.  SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged; however, in November 2007, the FASB decided to (1) delay indefinitely the effective date and (2) prohibit adoption by an entity that has not early adopted SOP 07-1.  The Company did not early adopt SOP 07-1.  SOP 07-1 as currently issued is not expected to have an impact on the Company’s consolidated financial condition or results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

2. MERGERS, ACQUISITIONS AND DISPOSITIONS

Effective September 27, 2007, the Company dissolved the General Partner.  The General Partner was the sole general partner in the Partnership and, as a result, the Partnership had been consolidated with the results of the Company.  The Partnership was organized to purchase subordinated debentures issued by the Parent and to issue partnership capital securities to an affiliated business trust, the Capital Trust.  Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  The Partnership was cancelled effective September 27, 2007.

On September 6, 2006 the Company entered into an agreement with the CARS Trust, whereby the Company is the sole beneficiary of the trust.  As of December 31, 2007 and 2006, total assets of the CARS Trust were $57.7 million and $56.6 million, respectively.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FIN 46.  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s consolidated financial statements.  As of December 31, 2007, the Company recorded in its consolidated balance sheets $53.8 million of trading fixed maturities, $2.9 million of deferred tax, $1.0 million of accrued investment income and $7.9 million of liabilities relating to a total return swap.  As of December 31, 2006, the Company recorded in its consolidated balance sheets $55.3 million of trading fixed maturities, $1.2 million of accrued investment income and $1.7 million of liabilities.

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
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

Below is a summary of affiliated transactions for those affiliates that are not consolidated with the Company.

The Company and its subsidiaries have administrative services agreements with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $14.2 million, $9.4 million and $11.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In accordance with an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $301.0 million, $212.4 million and $170.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. ("SLISC"), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement amounted to approximately $16.9 million, $10.7 million and $5.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited ("SLISIL"), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $26.0 million, $19.6 million and $13.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement amounted to approximately $22.3 million, $22.6 million and $23.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has an administrative service agreement with SLHIC, whereby the Company provides personnel and certain services to SLHIC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were $0.1 million for the year ended December 31, 2007.

The Company has an administrative service agreement with California Benefits Dental Plan (“CalBen”) whereby the Company provides personnel and certain services to CalBen, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were $1.1 million for the year ended December 31, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2007, 2006 and 2005

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Company has an administrative service agreement with Professional Insurance Company (“PIC”), whereby the Company provides personnel and certain services to PIC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were $0.8 million for the year ended December 31, 2007.

The Company leases office space to SLOC under lease agreements with terms expiring in December 31, 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term, which is then ending.  Rent received by the Company under the leases amounted to approximately $10.6 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.  Rental income is reported as a component of net investment income.

As more fully described in Note 8, the Company is party to several reinsurance transactions with SLOC and other affiliates.

Effective May 31, 2007, Sun Life Financial completed its acquisition of EBG.  Also effective May 31, 2007, SLNY entered into a series of agreements with SLHIC, one of the acquired companies, through which the New York-issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York.  These agreements, in accordance with SFAS No. 141 were treated as a transfer of net assets between entities under common control. SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at carrying value of approximately $72 million, including $38.9 million of goodwill and other intangibles, as well as policyholder and other liabilities of approximately $32 million to SLNY.  The Group Protection Segment of the Company reflects a significant increase in business as a result of these agreements. These agreements have allowed the Company to expand its product offerings to include group dental insurance.

As part of the SLHIC to SLNY asset transfer, SLNY received certain intangible assets totaling $31.3 million.  These include the value of distribution, the value of business, and the value of customer renewals acquired.  The value of distribution acquired of $7.5 million is subject to amortization on a straight line basis over its projected economic life of 25 years.  The value of business acquired of $7.6 million is subject to amortization based up on expected premium income over the period from acquisition to the first customer renewal, generally not more than two years.  The value of customer renewals acquired of $16.2 million is subject to amortization based upon expected premium income over the projected life of the inforce business acquired, which is 20 years.  For the year ended December 31, 2007, the Company recorded $0.1 million, $5.9 million, and $1.9 million for amortization of the value of distribution, the value of business, and the value of customer renewals acquired, respectively.

In 2007, the Company recorded a tax benefit of $3.0 million through paid-in-capital for SLF stock options issued to employees of the Company.  In 2006, the Company recorded a tax benefit of $4.5 million through paid-in-capital for SLF stock options issued to employees of the Company.  In 2005, the Company recorded a tax benefit of $7.0 million through paid-in-capital for stock options issued to employees of the Company during 2001 through 2005.  The $7.0 million tax benefit is comprised of a $2.5 million tax benefit on expenses accrued at its indirect parent, SLF, and a $4.5 million adjustment to record the excess tax benefit over the recorded book expense for stock options exercised.

In 2006, the Company declared and paid $300.0 million in a cash dividend to the Parent.  In 2005, the Company declared and paid a $200.0 million dividend to the Parent, consisting of $150.6 million in cash and $49.4 million in notes.  The Company did not declare or pay a dividend to the Parent in 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with its indirect parent, SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses of $4.4 million, $7.3 million and $7.0 million relating to RSUs for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2002, the Company issued two promissory notes with a combined total of $460 million to Sun Life (Hungary) Group Financing Limited Company ("Sun Life (Hungary) LLC").  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  At December 31, 2007 and 2006, the Company had $80.0 million and $460.0 million, respectively, in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $13.3 million, $26.5 million and $26.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007 and 2006, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company expensed $42.6 million for interest on these surplus notes for each of the years ended December 31, 2007, 2006 and 2005.

Effective September 27, 2007, the Company dissolved the General Partner.  The General Partner was the sole general partner in the Partnership and, as a result, the Partnership had been consolidated with the results of the Company.  The Partnership was organized to purchase subordinated debentures issued by the Parent and to issue partnership capital securities to an affiliated business trust, the Capital Trust.  The Partnership was cancelled effective September 27, 2007.

Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  Related to these partnership capital securities, the Company incurred interest expense of $17.8 million, $51.2 million and $51.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company also earned, through the Partnership, $17.8 million, $51.2 million and $51.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company purchased a total of $140.0 million in promissory notes from Massachusetts Financial Services Company in 2004 and 2003.  Interest earned for the year ended December 31, 2005 was $4.2 million.  As of December 31, 2005, the Company sold and transferred these notes to other affiliates.  On December 31, 2005, the Company sold notes with a par value of $90.0 million to Sun Life (Hungary) LLC and recognized a loss of $3.3 million.  On September 23, 2005, the Company transferred notes with a par value of $50.0 million to the Parent as a dividend.  The Company recognized a loss of $0.6 million on the transfer of the notes to the Parent.

During the years ended December 31, 2007, 2006 and 2005, the Company paid $31.3 million, $24.3 million and $23.2 million, respectively, in commission fees to Sun Life Financial Distributors, Inc. (“SLFD”).  The Company also has an agreement with SLFD and the Parent whereby the Parent provides expense reimbursements to the Company for administrative services provided by the Company to SLFD.  Related to this agreement, the Company received reimbursement of $0.6 million and $3.2 million for the years ended December 31, 2007 and 2006, respectively.  This agreement was terminated on March 2, 2007.  In addition, the Company received fee income for administrative services provided to SLFD of $7.1 million for the year ended December 31, 2005.

Effective November 7, 2007, Independent Financial Marketing Group, Inc. (“IFMG”) was sold by the Parent and is no longer an affiliate of the Company.  IFMG will continue to distribute the Company’s products.  For that period of time in 2007 during which it was still affiliated, the Company paid $22.6 million in commission fees to IFMG.  During the years ended December 31, 2006 and 2005, the Company paid $20.1 million and $25.1 million, respectively, in commission fees to IFMG.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Company has an administrative services agreement with Sun Capital Advisers (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $1.9 million, $1.5 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company paid $15.9 million, $14.9 million and $16.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, in investment management services fees to SCA.

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves, attributable to certain UL policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain inforce policies at December 31, 2007.  Future new business also will be reinsured under this agreement.  Under the agreement, SLNY ceded $63.1 million of policyholder balances, received a ceding commission of $54.2 million, recorded a funds withheld payable to SLOC of $71.6 million, and recorded a deferred gain of $45.7 million.

On October 31, 2007, the Company subscribed to $250,000 worth of shares of, and contributed $150 million of paid-in capital to, a newly formed wholly-owned subsidiary, Sun Life Vermont.  Sun Life Vermont is a Vermont-domiciled captive special purpose financial insurance company which, effective November 8, 2007, has entered into a reinsurance agreement with SLOC, the Company’s affiliate, under which the Sun Life Vermont assumed, and will assume, the risks of certain UL policies issued, and to be issued, by SLOC.  This agreement is described more fully in Note 8.  A long-term financing arrangement has been established with the Lender that will enable Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, on November 8, 2007, Sun Life Vermont issued a Surplus Note to a special-purpose entity, SUNAXXX, affiliated with the Lender.  Pursuant to an agreement between the Lender and SLC – U.S. Ops Holdings, SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, will consolidate SUNAXXX in accordance with FIN 46.  Sun Life Vermont has agreed to reimburse SLC – U.S. Ops Holdings for certain costs incurred in connection with the issuance of the Surplus Note.  For the year ended December 31, 2007, the amount of interest expense incurred by Sun Life Vermont was $8.6 million.

On September 12, 2006, the Company entered into a Terms Agreement (the "2006-B Terms Agreement") with its affiliates Sun Life Financial Global Funding III, L.P. (the "Issuer III"), Sun Life Financial Global Funding III, U.L.C. (the "ULC III") and Sun Life Financial Global Funding III, L.L.C. (the "LLC III"), and with Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets (each, an "Initial Purchaser" and collectively, the "2006-B Initial Purchasers"), in connection with the offer and sale by the Issuer III of $750 million of Series 2006-1 Floating Rate Notes due 2013 ("2006-B Notes").  On September 21, 2006, the Company entered into another Terms Agreement (together with the original 2006-B Terms Agreement, the "2006-B Terms Agreements") with the same parties as the original 2006-B Terms Agreement in connection with the offer and sale by the Issuer III of a second tranche of $150 million of 2006-B Notes.  The payment obligations of the Issuer III for the full $900 million of 2006-B Notes are unconditionally guaranteed by the LLC III pursuant to a guarantee (the "2006-B Secured Guarantee") dated as of September 19, 2006, and the obligations of the LLC III under the 2006-B Secured Guarantee are secured by two floating rate funding agreements issued by the Company to the LLC III, one for $750 million issued on September 19, 2006 and another for $150 million issued on September 29, 2006.  Total interest credited for the funding agreements was $51.6 million and $14.9 million for the years ended December 31, 2007 and 2006, respectively.

The 2006-B Terms Agreements incorporate by reference the provisions of a Purchase Agreement dated as of September 5, 2006 by and among the Issuer III, the ULC III, the LLC III, the Company and all of the 2006-B Initial Purchasers.  Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-B Notes.  In addition, the Company issued a $100 million floating rate demand note payable to the LLC III on September 19, 2006.  The Company expensed $5.8 million and $1.7 million for interest on this demand note for the years ended December 31, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Company has entered into an interest rate swap agreement with the LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.  The net interest payable under this swap agreement was $0.2 million at December 31, 2007.

On May 17, 2006, the Company entered into a Terms Agreement (the "2006-A Terms Agreement") with its affiliates Sun Life Financial Global Funding II, L.P. (the "Issuer II"), Sun Life Financial Global Funding II, U.L.C. (the "ULC II") and Sun Life Financial Global Funding II, L.L.C. (the "LLC II"), and with Citigroup Global Markets, Inc. ("Citigroup"), Morgan Stanley & Co. Incorporated ("Morgan Stanley"), Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (collectively, with Citigroup and Morgan Stanley, the "2006-A Initial Purchasers"), in connection with the offer and sale by the Issuer II of $900 million of Series 2006-1 Floating Rate Notes due 2011 (the "2006-A Notes").  The payment obligations of the Issuer II are unconditionally guaranteed by the LLC II pursuant to a guarantee (the "2006-A Secured Guarantee"), and the obligations of the LLC II under the 2006-A Secured Guarantee are secured by a $900 million floating rate funding agreement issued by the Company to the LLC II.  The 2006-A Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of May 15, 2006 by and among the Issuer II, the ULC II, the LLC II, the Company and the 2006-A Initial Purchasers.  Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-A Notes.  Total interest credited for the funding agreement was $50.8 million and $30.7 million for the years ended December 31, 2007 and 2006, respectively.

On May 24, 2006, the Company also issued a $100 million floating rate demand note payable to the LLC II.  The Company expensed $5.7 million and $3.4 million for interest on this demand note for the years ended December 31, 2007 and 2006, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Total interest credited for the funding agreements associated with the First Tranche Notes and Second Tranche Notes was $51.6 million, $49.5 million and $20.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On June 10, 2005, the Company issued a $100 million floating rate demand note payable to the LLC.  The Company expensed $5.8 million, $5.5 million and $2.3 million for interest on the demand note for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has entered into two interest rate swap agreements with the LLC with an aggregate notional amount of $900 million that effectively convert the floating rate payment obligations under the funding agreements to fixed rate obligations.

The following table lists the details of notes due to affiliates at December 31, 2007 (in 000’s):

Payees	Type	Rate	Maturity	Principal	Interest Expense

Sun Life Financial (U.S.) Finance, Inc.	Surplus	8.625%	11/06/2027	$ 250,000	$ 21,563
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	150,000	9,225
Sun Life Financial (U.S.) Finance, Inc.	Surplus	7.250%	12/15/2015	150,000	10,875
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.125%	12/15/2015	7,500	459
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	7,500	461
Structured Asset Repackage Company, 2007-SUNAXXX LLC	Surplus	LIBOR + 0.89%	11/8/2037	1,000,000	8,642
Sun Life (Hungary) Group Financing Limited Company	Promissory	5.710%	06/30/2012	80,000	4,568
Sun Life Financial Global Funding I, L.L.C.	Demand	LIBOR + 0.35%	07/6/2010	100,000	5,754
Sun Life Financial Global Funding II, L.L.C.	Demand	LIBOR + 0.26%	07/6/2011	100,000	5,663
Sun Life Financial Global Funding III, L.L.C.	Demand	LIBOR + 0.35%	10/6/2013	100,000	5,754
				$ 1,945,000	$ 72,964

The Company has significant transactions with affiliates.  Management believes inter-company revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis and these transactions were with unrelated parties.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS – Fixed Maturities

The amortized cost and fair value of fixed maturities at December 31, 2007, was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale fixed maturities:	Cost	Gains	Losses	Value
Asset Backed Securities	$ 827,129	$ 11,436	$ (71,706)	$ 766,859
Collateralized Mortgage Obligations	2,594,637	22,204	(185,362)	2,431,479
Mortgage Backed Securities	447,720	2,723	(2,244)	448,199
Foreign Government & Agency Securities	74,287	2,766	-	77,053
States & Political Subdivisions	493	6	-	499
U.S. Treasury & Agency Securities	284,811	11,462	(40)	296,233
Total non-corporate	4,229,077	50,597	(259,352)	4,020,322

Corporate securities:
Basic Industry	195,959	3,146	(3,424)	195,681
Capital Goods	424,393	8,143	(7,698)	424,838
Communications	811,426	18,403	(13,190)	816,639
Consumer Cyclical	845,981	6,415	(45,142)	807,254
Consumer Noncyclical	312,647	6,708	(2,438)	316,917
Energy	314,822	5,705	(3,292)	317,235
Finance	2,944,203	19,895	(152,604)	2,811,494
Industrial Other	272,493	6,225	(7,219)	271,499
Technology	77,817	786	(821)	77,782
Transportation	241,983	8,598	(5,061)	245,520
Utilities	1,177,596	32,001	(11,548)	1,198,049
Total Corporate	7,619,320	116,025	(252,437)	7,482,908

Total available-for-sale fixed maturities	$ 11,848,397	$ 166,622	$ (511,789)	$ 11,503,230

	Amortized	Gross	Gross	Fair
Trading fixed maturities:	Cost	Gains	Losses	Value
Asset Backed Securities	$ 105,719	$ 287	$ (8,255)	$ 97,751
Collateralized Mortgage Obligations	276,753	2,584	(3,519)	275,818
Mortgage Backed Securities	3,304	2	(38)	3,268
Foreign Government & Agency Securities	39,589	1,182	-	40,771
U.S. Treasury & Agency Securities	94,813	713	-	95,526
Total non-corporate	520,178	4,768	(11,812)	513,134

Corporate securities:
Basic Industry	7,417	270	(40)	7,647
Capital Goods	71,894	590	(338)	72,146
Communications	683,714	10,849	(4,105)	690,458
Consumer Cyclical	248,206	1,932	(13,458)	236,680
Consumer Noncyclical	131,746	2,199	(464)	133,481
Energy	23,609	1,745	(17)	25,337
Finance	1,886,983	15,992	(83,662)	1,819,313
Industrial Other	67,322	880	(705)	67,497
Technology	1,989	-	(21)	1,968
Transportation	40,965	1,887	(501)	42,351
Utilities	254,065	4,434	(1,500)	256,999
Total Corporate	3,417,910	40,778	(104,811)	3,353,877

Total trading fixed maturities	$ 3,938,088	$ 45,546	$ (116,623)	$ 3,867,011

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

The amortized cost and fair value of fixed maturities at December 31, 2006, was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale fixed maturities:	Cost	Gains	Losses	Value
Asset Backed Securities	$ 915,669	$ 12,660	$ (9,020)	$ 919,309
Collateralized Mortgage Obligations	2,950,906	24,838	(42,598)	2,933,146
Mortgage Backed Securities	549,137	892	(7,362)	542,667
Foreign Government & Agency Securities	79,319	3,512	(283)	82,548
States & Political Subdivisions	495	32	-	527
U.S. Treasury & Agency Securities	307,580	2,637	(4,027)	306,190
Total non-corporate	4,803,106	44,571	(63,290)	4,784,387

Corporate securities:
Basic Industry	204,355	4,217	(3,182)	205,390
Capital Goods	520,338	11,507	(3,973)	527,872
Communications	1,163,026	20,149	(24,077)	1,159,098
Consumer Cyclical	1,051,633	10,127	(28,599)	1,033,161
Consumer Noncyclical	364,459	7,847	(2,302)	370,004
Energy	350,930	6,226	(3,547)	353,609
Finance	3,201,774	43,217	(33,235)	3,211,756
Industrial Other	228,442	7,446	(629)	235,259
Technology	22,779	357	(852)	22,284
Transportation	307,542	10,418	(5,458)	312,502
Utilities	1,405,066	35,310	(17,725)	1,422,651
Total Corporate	8,820,344	156,821	(123,579)	8,853,586

Total available-for-sale fixed maturities	$ 13,623,450	$ 201,392	$ (186,869)	$ 13,637,973

Held-to-maturity fixed maturities:
Sun Life of Canada (U.S.) Holdings, Inc., 8.526%
subordinated debt, due 2027, called in 2007	$ 600,000	$ 30,751	$ -	$ 630,751

	Amortized	Gross	Gross	Fair
Trading fixed maturities:	Cost	Gains	Losses	Value
Asset Backed Securities	$ 109,684	$ 1,460	$ (316)	$ 110,828
Collateralized Mortgage Obligations	239,970	2,390	(3,074)	239,286
Mortgage Backed Securities	3,917	1	(89)	3,829
Foreign Government & Agency Securities	40,274	710	(152)	40,832
U.S. Treasury & Agency Securities	796	10	-	806
Total non-corporate	394,641	4,571	(3,631)	395,581

Corporate securities:
Basic Industry	8,237	596	-	8,833
Capital Goods	71,060	540	-	71,600
Communications	735,753	5,378	(5,077)	736,054
Consumer Cyclical	279,856	2,628	(3,550)	278,934
Consumer Noncyclical	159,221	633	(901)	158,953
Energy	20,620	2,388	-	23,008
Finance	1,742,731	14,625	(7,385)	1,749,971
Industrial Other	55,950	405	(839)	55,516
Transportation	48,887	1,873	(672)	50,088
Utilities	321,776	7,476	(1,737)	327,515
Total Corporate	3,444,091	36,542	(20,161)	3,460,472

Total trading fixed maturities	$ 3,838,732	$ 41,113	$ (23,792)	$ 3,856,053

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments are shown below.  Actual maturities may differ from contractual maturities on asset-backed and mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 688,385	$ 688,444
Due after one year through five years	2,051,688	2,047,417
Due after five years through ten years	3,201,896	3,121,793
Due after ten years	2,036,942	1,999,039
Subtotal – Maturities available-for-sale	7,978,911	7,856,693
ABS, CMO and MBS securities	3,869,486	3,646,537
Total Available-for-sale	$ 11,848,397	$ 11,503,230

Maturities of trading fixed securities:
Due in one year or less	$ 61,145	$ 59,773
Due after one year through five years	2,311,208	2,264,299
Due after five years through ten years	991,112	977,102
Due after ten years	188,847	189,000
Subtotal – Maturities of trading	3,552,312	3,490,174
ABS, CMO and MBS securities	385,776	376,837
Total Trading	$ 3,938,088	$ 3,867,011

Gross gains of $52.8 million, $39.2 million and $61.0 million and gross losses of $52.3 million, $92.3 million and $38.9 million were realized on the sale of fixed maturities for the years ended December 31, 2007, 2006 and 2005, respectively.

Fixed maturities with an amortized cost of approximately $12.0 million and $12.0 million at December 31, 2007 and 2006, respectively, were on deposit with federal and state governmental authorities as required by law.

As of December 31, 2007 and 2006, 96.0% and 96.5%, respectively, of the Company's fixed maturities were investment grade.  Investment grade securities are those that are rated "BBB" or better by nationally recognized rating organizations.  During 2007, 2006 and 2005, the Company incurred realized losses totaling $68.1 million, $6.3 million and $29.7 million, respectively, for other-than-temporary impairment of value of some of its fixed maturities.

The Company has made funding commitments of private placement bonds into the future.  The outstanding funding commitments for these private placement bonds amounted to $4.1 million at December 31, 2006.  There was not any outstanding commitment for these private placement bonds at December 31, 2007.

The Company had outstanding commitments with respect to funding of limited partnerships of approximately $34.9 million and $53.3 million at December 31, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES

At December 31, 2007, the Company held $21.1 billion in invested assets and cash.  Of this balance, $15.4 billion was invested in fixed-maturity securities designated as either available-for-sale ($11.5 billion) or trading ($3.9 billion).  Of the $11.5 billion of available-for-sale fixed maturities, securities with a fair value of $7.0 billion were in an unrealized loss position totaling $511.8 million.  At December 31, 2007, 77% of securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.  The total unrealized loss position for such securities was $193.8 million.

In the available-for-sale fixed maturity portfolio, securities with a fair value of $511.1 million, representing 2.4% of the total invested asset balance, were comprised of below-investment-grade or not-rated securities.  Of the total of the securities that were below-investment-grade or not-rated at December 31, 2007, securities with a fair value of $286.5 million, representing 1.4% of the total invested asset balance, were in an unrealized loss position that totaled $42.3 million.  At December 31, 2007, 53.8% of these securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.

The Company’s portfolio monitoring process is designed to identify securities that may be other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from the investment and accounting functions that meets at least quarterly to review individual issues or issuers that may be of concern.  The process involves a quarterly screening of all impaired securities, with particular attention paid to identify those securities whose fair value to amortized cost percentages have been less than 80% for an extended period of time.  Additionally, the Company screens all sales transactions which generated realized losses in excess of $1.5 million and 10% of amortized cost in order to identify identical securities or issuers which the Company continues to hold.  Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial condition and its near term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

“Monitor List”- Management has concluded that the fair value will increase enough to recover the Company’s amortized cost but that changes in issuer-specific facts and circumstances require monitoring on a quarterly basis.  As of December 31, 2007, securities with an amortized cost of $37.3 million and a fair value of $27.2 million were included on the Company’s Monitor List.

“Watch List”- Management has concluded that the fair value will increase enough to recover the Company’s amortized cost but that changes in issuer-specific facts and circumstances require continued monitoring during the quarter.  As of December 31, 2007, securities with an amortized cost of $65.5 million and a fair value of $56.4 million were included on the Company’s Watch List.  A security is moved from the Monitor List to the Watch List when changes in issuer-specific facts and circumstances increase the possibility that a security may become impaired within the next 24 months.

“Impaired List”- Management has concluded that the fair value will not increase enough to recover the Company’s amortized cost and an other-than-temporary-impairment charge is recorded to income or the security is sold and a realized loss is recorded as a charge to income.  Impairments are classified as either credit-related or interest-related.  The Company categorizes impairments as credit-related if there are current concerns regarding the issuers’ ability to pay all principal and interest amounts due, according to the contractual terms of the security or if the decline in fair value of the security is driven by issuer-specific credit events.  The Company characterizes impairments as interest-related if the depression in fair value of the security was due to changes in interest or general credit spread widening and for which the Company has determined it no longer has the intent or ability to hold a security until recovery to amortized cost.  For the year ended December 31, 2007, other-than-temporary impairments of $68.1 million were recorded as a charge to income.  Of this balance, $52 million was credit-related and $16.1 million was interest-related.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

At each balance sheet date, management also evaluates securities in an unrealized loss position and determines if the Company has the intent and ability to hold the securities until recovery.  If events or circumstances change, such as unexpected changes in the creditworthiness of the issuer, unanticipated changes in interest rates and/or credit spreads, changes in tax laws or accounting rules, changes in statutory capital requirements, or greater than expected liquidity needs, management will reconsider whether the Company has the intent and ability to hold a security until recovery.  If subsequent to the balance sheet date and due to an unexpected change in circumstances, the Company determines that it no longer intends to hold a security until recovery, a loss is recognized in net income in the period in which the intent to hold to recovery no longer exists.

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

The Company discontinues accruing income on all of its holdings for issuers that are in default.  Accrued income was not materially impacted by the termination of accrual accounting on these holdings for the year ended December 31, 2007.  The termination of accrual accounting on these holdings reduced previously accrued income by $0.6 million and $1.7 million for the years ended December 31, 2006 and 2005, respectively.  As of December 31, 2007 and 2006, the Company did not have any holding for issuers that were in default.  As of December 31, 2005, the fair market value of holdings for issuers in default was $24.4 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that the individual securities had been in an unrealized loss position at December 31, 2007.

	Less Than Twelve Months		Twelve Months Or More		Total

Corporate Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic Industry	$ 86,180	$ (1,459)	$ 23,229	$ (1,965)	$ 109,409	$ (3,424)
Capital Goods	179,854	(5,651)	36,728	(2,047)	216,582	(7,698)
Communications	213,084	(5,172)	165,027	(8,018)	378,111	(13,190)
Consumer Cyclical	349,363	(26,136)	185,094	(19,006)	534,457	(45,142)
Consumer Noncyclical	90,795	(1,114)	22,910	(1,324)	113,705	(2,438)
Energy	100,815	(1,682)	44,034	(1,610)	144,849	(3,292)
Finance	1,539,054	(106,524)	515,945	(46,080)	2,054,999	(152,604)
Industrial Other	50,543	(7,059)	12,981	(160)	63,524	(7,219)
Technology	41,379	(100)	13,278	(721)	54,657	(821)
Transportation	102,549	(2,883)	41,601	(2,178)	144,150	(5,061)
Utilities	225,892	(4,894)	235,342	(6,654)	461,234	(11,548)

Total Corporate	2,979,508	(162,674)	1,296,169	(89,763)	4,275,677	(252,437)

Non-Corporate
Asset Backed Securities	232,353	(29,887)	267,080	(41,819)	499,433	(71,706)
Collateralized Mortgage Obligations	1,027,142	(95,499)	934,327	(89,863)	1,961,469	(185,362)
Mortgage Backed Securities	25,960	(64)	190,905	(2,180)	216,865	(2,244)
U.S. Treasury & Agency Securities	6,517	(40)	-	-	6,517	(40)

Total Non-Corporate	1,291,972	(125,490)	1,392,312	(133,862)	2,684,284	(259,352)

Grand Total	$ 4,271,480	$ (288,164)	$ 2,688,481	$ (223,625)	$ 6,959,961	$ (511,789)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

The following table provides the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturities investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that individual securities have been in an unrealized loss position, at December 31, 2006:

	Less Than Twelve Months		Twelve Months Or More		Total

Corporate Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic Industry	$ 7,750	$ (109)	$ 43,426	$ (3,073)	$ 51,176	$ (3,182)
Capital Goods	50,624	(399)	108,017	(3,574)	158,641	(3,973)
Communications	228,260	(4,389)	292,442	(19,688)	520,702	(24,077)
Consumer Cyclical	175,557	(3,380)	514,067	(25,219)	689,624	(28,599)
Consumer Noncyclical	138,379	(942)	33,801	(1,360)	172,180	(2,302)
Energy	75,777	(1,357)	43,064	(2,190)	118,841	(3,547)
Finance	482,642	(5,525)	874,370	(27,710)	1,357,012	(33,235)
Industrial Other	14,092	(15)	11,214	(614)	25,306	(629)
Technology	-	-	13,938	(852)	13,938	(852)
Transportation	30,905	(207)	111,423	(5,251)	142,328	(5,458)
Utilities	252,419	(3,303)	429,194	(14,422)	681,613	(17,725)

Total Corporate	1,456,405	(19,626)	2,474,956	(103,953)	3,931,361	(123,579)

Non-Corporate
Asset Backed Securities	139,558	(608)	388,329	(8,412)	527,887	(9,020)
Collateralized Mortgage Obligations	620,790	(4,296)	1,286,663	(38,303)	1,907,453	(42,599)
Mortgage Backed Securities	152,527	(661)	303,444	(6,700)	455,971	(7,361)
Foreign Government & Agency Securities	-	-	13,865	(283)	13,865	(283)
U.S. Treasury & Agency Securities	147,386	(2,026)	86,591	(2,001)	233,977	(4,027)

Total Non-Corporate	1,060,261	(7,591)	2,078,892	(55,699)	3,139,153	(63,290)

Grand Total	$2,516,666	$(27,217)	$ 4,553,848	$(159,652)	$7,070,514	$ (186,869)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

The following table provides the number of securities with gross unrealized losses, which were deemed to be temporarily impaired, at December 31, 2007 (not in thousands):

	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months Or More	Total Number of Securities
Corporate Securities
Basic Industry	23	7	30
Capital Goods	41	15	56
Communications	63	55	118
Consumer Cyclical	93	54	147
Consumer Noncyclical	28	9	37
Energy	24	21	45
Finance	426	178	604
Industrial Other	14	3	17
Technology	7	2	9
Transportation	44	21	65
Utilities	69	66	135

Total Corporate	832	431	1,263

Non-Corporate
Asset Backed Securities	79	115	194
Collateralized Mortgage Obligations	383	351	734
Mortgage Backed Securities	14	202	216
U.S. Treasury & Agency Securities	2	-	2

Total Non-Corporate	478	668	1,146

Grand Total	1,310	1,099	2,409

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

The following table provides the number of securities with gross unrealized losses, which were deemed to be temporarily impaired, at December 31, 2006 (not in thousands):

	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months Or More	Total Number of Securities
Corporate Securities
Basic Industry	2	12	14
Capital Goods	9	15	24
Communications	22	64	86
Consumer Cyclical	28	57	85
Consumer Noncyclical	14	10	24
Energy	13	15	28
Finance	80	137	217
Industrial Other	3	2	5
Technology	-	3	3
Transportation	8	47	55
Utilities	39	55	94

Total Corporate	218	417	635

Non-Corporate
Asset Backed Securities	29	125	154
Collateralized Mortgage Obligations	139	328	467
Mortgage Backed Securities	200	288	488
Foreign Government & Agency Securities	-	3	3
U.S. Treasury & Agency Securities	10	25	35

Total Non-Corporate	378	769	1,147

Grand Total	596	1,186	1,782

The Company’s available-for-sale fixed maturity gross unrealized loss position as of December 31, 2007 was $324.9 million greater than at December 31, 2006.  The increase in unrealized losses was primarily due to general credit spread widening, partially offset by a decrease in interest rates.  Credit spreads widened primarily due to the deterioration of the sub-prime mortgage market and other liquidity disruptions, impacting the overall credit market.

Deterioration in the U.S. housing market, combined with tightened lending conditions and the market’s flight to quality securities, as well as the increased likelihood of a U.S. recession, also caused credit spreads to widen considerably.  The sectors and industries most significantly impacted include mortgage originators, home builders, financial lenders, residential and commercial mortgage backed investments, and other structured products, including consumer loan backed investments.

The sectors in the Company’s portfolio that recognized the largest unrealized losses were financial services, asset-backed and mortgage-backed securities.  As of December 31, 2007, there were 604 securities accounting for unrealized losses of $152.6 million in the Finance sector.   Of these unrealized losses, 83.4% were related to investment grade issues (rated AAA through BBB-).  As of December 31, 2007, there were 1,144 collateralized mortgage obligations, asset-backed and mortgage-backed securities accounting for unrealized losses of $259.4 million. Of the losses, 99.7% were related to investment grade issues (rated AAA through BBB-).  All securities held at December 31, 2007 were subject to the Company’s portfolio monitoring process.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

The Company has exposure to sub-prime and Alt-a residential mortgage-backed securities.  Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles.  Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime, but do not conform to government sponsored standards.  The combination of these two categories of securities is considered below prime.  The Company is not an originator of residential mortgages.  The slowing U.S. housing market and relaxed underwriting standards of some originators of below-prime loans has recently led to higher delinquency and loss rates especially within the 2006 and 2007 vintage years.  Ninety-seven percent of the Company’s below-prime mortgage-backed securities, based upon fair value, were related to mortgages either issued before 2006 or having an AAA rating.  At December 31, 2007, the Company had exposure to residential sub-prime and Alt-a mortgages of $332.8 million and $176.2 million, respectively, representing approximately 2.4% of the Company's total invested assets.

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
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Realized Losses

The sales of securities in the year ended December 31, 2007, which were in an unrealized loss position at the time of sale were primarily due to actual liquidity needs that were different from anticipated liquidity needs.  Management responded by selling certain securities that were in an unrealized gain position and by reconsidering the Company’s intent to hold certain securities that were in an unrealized loss position until recovery and selling them at a loss.  The objective of these sales was to keep the portfolio optimally balanced and diversified with respect to asset mix, interest rate risk, yield, duration, and credit quality.

During the year ended December 31, 2007, the Company recorded realized losses totaling $52.3 million on sales of securities with an aggregate fair value of $1.8 billion.  The average percentage of selling price to amortized cost was 97%.  The largest single trading loss during the year ended December 31, 2007, was $1.5 million.  $33.8 million of the realized losses were generated by individual losses of $0.5 million or less.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (continued)

The carrying value of mortgage loans and real estate investments, net of applicable reserves and accumulated depreciation, was as follows:

	December 31,
	2007	2006

Total mortgage loans	$ 2,318,341	$ 2,273,176

Real estate:
Held for production of income	201,777	186,891
Total real estate	$ 201,777	$ 186,891

Total mortgage loans and real estate	$ 2,520,118	$ 2,460,067

Accumulated depreciation on real estate was $31.8 million and $27.2 million at December 31, 2007 and 2006, respectively.

The Company monitors the condition of the mortgage loans in its portfolio.  In those cases where mortgages have been restructured, values are impaired or values are impaired but mortgages are performing, appropriate allowances for losses have been made.  The Company has impaired and impaired-but-performing mortgage loans totaling $3.3 million and $3.9 million at December 31, 2007 and 2006, respectively.

Activity for the investment valuation allowances was as follows:

	Balance at			Balance at
	January 1,	Additions	Subtractions	December 31,
2007
Mortgage loans	$ 3,928	$ -	$ (640)	$ 3,288

2006
Mortgage loans	$ 6,272	$ 400	$ (2,744)	$ 3,928

Mortgage loans and real estate investments comprise the following property types and geographic regions at December 31:

	2007	2006
Property Type:
Office building	$ 820,803	$ 864,486
Residential	369	115,822
Retail	1,067,483	998,291
Industrial/warehouse	306,769	310,346
Apartment	109,919	-
Other	218,063	175,050
Valuation allowances	(3,288)	(3,928)
Total	$ 2,520,118	$ 2,460,067

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (continued

	2007	2006
Geographic region:

Alabama	$ 9,387	$ 7,824
Alaska	6,000	3,041
Arizona	449	56,964
Arkansas	59,024	474
California	132,829	179,502
Colorado	39,276	32,294
Connecticut	13,133	15,016
Delaware	7,188	20,445
Florida	269,254	264,316
Georgia	68,371	86,510
Idaho	3,885	2,635
Illinois	47,521	47,777
Indiana	32,584	23,471
Iowa	325	364
Kansas	7,853	6,089
Kentucky	29,396	32,000
Louisiana	38,470	38,314
Maine	13,425	12,508
Maryland	72,659	58,318
Massachusetts	139,203	141,485
Michigan	20,649	15,522
Minnesota	41,909	40,259
Mississippi	3,959	770
Missouri	64,624	88,348
Montana	30,843	483
Nebraska	13,457	12,615
Nevada	5,987	7,304
New Hampshire	762	961
New Jersey	37,952	44,003
New Mexico	13,787	10,097
New York	345,887	313,204
North Carolina	39,453	44,866
North Dakota	1,920	2,150
Ohio	148,743	145,692
Oklahoma	8,811	4,900
Oregon	33,852	23,910
Pennsylvania	132,665	136,091
South Carolina	33,334	31,688
South Dakota	949	977
Tennessee	39,405	41,161
Texas	348,817	295,284
Utah	27,088	30,710
Virginia	14,070	16,825
Washington	76,767	77,525
West Virginia	4,730	4,874
Wisconsin	17,785	18,663
All other	24,969	25,766
Valuation allowances	(3,288)	(3,928)
Total	$ 2,520,118	$ 2,460,067

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (continued

At December 31, 2007, scheduled mortgage loan maturities were as follows:

2008	$ 32,168
2009	33,457
2010	38,630
2011	123,728
2012	84,449
Thereafter	2,005,909
Total	$ 2,318,341

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced.

The Company has made funding commitments of mortgage loans on real estate and other loans into the future. The outstanding funding commitments for these mortgages amount to $17.8 million and $99.0 million at December 31, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

SECURITIES LENDING

The Company is engaged in certain securities lending transactions, which require the borrower to provide collateral on a daily basis, in amounts in excess of 102% of the fair value of the applicable securities loaned.  The Company retains effective control over all loaned securities and, therefore, continues to report such loaned securities as fixed maturities in its consolidated balance sheet.

Cash collateral received on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral.  The fair value of collateral held and included in other invested assets was $533.5 million and $895.3 million at December 31, 2007 and 2006, respectively.  Fees earned on securities lending transactions were $2.2 million, $2.3 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

LEVERAGED LEASES

The Company is an owner participant in a trust that is a lessor in a leveraged lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was originally leased through a VIE for a term of 9.78 years.  During 2001, the lease term was extended until 2010.  The Company's equity investment in this VIE represented 8.33% of the partnership that provided 22.9% of the purchase price of the equipment.  The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment, and is non-recourse to the Company.  At the end of the lease term, the master lessee may exercise a fixed price purchase option to purchase the equipment.  The leveraged lease is included as a part of other invested assets.

The Company's net investment in the leveraged lease is composed of the following elements:

	Year ended December 31,
	2007	2006
Lease contract receivable	$ 12,836	$ 18,631
Less: non-recourse debt	-	-
Net Receivable	12,836	18,631
Estimated value of leased assets	20,795	20,795
Less: unearned and deferred income	(4,304)	(6,506)
Investment in leveraged leases	29,327	32,920
Less: fees	(87)	(113)
Net investment in leveraged leases	$ 29,240	$ 32,807

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

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

The Company utilizes payer swaptions to hedge exposure to interest rate risk.  Swaptions give the buyer the option to enter into an interest rate swap per the terms of the original swaption agreement.  A premium is paid on settlement date and no further cash transactions occur until the positions expire.  At expiration, the swaption either cash settles for value, settles into an interest rate swap, or expires worthless per the terms of the original swaption agreement. Swaptions are carried at fair value which is included in derivative instruments - receivable (positive position) in the accompanying balance sheet and the change in value is offset to derivative income.

The Company utilizes over-the-counter (“OTC”) put options and exchange traded futures on the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500 Index”) ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) and other indexes to hedge against stock market exposure inherent in the GMDB and living benefit features of the Company's variable annuities.  The Company also purchases OTC call options on the S&P 500 Index to economically hedge its obligation under certain fixed annuity contracts.  Options are carried at fair value and are included with derivative instruments - receivable in the Company’s balance sheet.

Standard & Poor’s indexed futures contracts are entered into for purposes of hedging fixed index products.  The interest credited on these 1-, 5-, 7- and 10-year term products is based on the changes in the S&P 500 Index.  On the trade date, an initial cash margin is exchanged.  Daily cash is exchanged to settle the daily variation margin and the offset is recorded in derivative income.

The Company issues annuity contracts that contain a derivative instrument that is embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract) and is carried at fair value.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

DERIVATIVES (continued)

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

Included in derivative gains (losses) are gains (losses) on the translation of foreign currency denominated GIC liabilities of $45.5 million, $(90.2) million and $197.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Beginning in 2005, the Company marketed GICs to unrelated third parties and entered into funding agreements and interest rate swaps as part of this guaranteed investment program.  The interest rate swaps allow the Company to lock in U.S. dollar fixed rate payments for the life of the contracts.

The Company does not employ hedge accounting.  The Company believes that its derivatives provide economic hedges and the cost of formally documenting hedge effectiveness in accordance with the provisions of SFAS No.133, “Accounting for Derivative Instruments,” is not justified.  As a result, all changes in the fair value of derivatives are recorded in the current period operations as a component of derivative income.

Net derivative (loss) income for the years ended December 31 consisted of the following:
	2007	2006	2005
Net expense on swap agreements	$6,943	$(7,749)	$(64,915)
Change in fair value of swap agreements (interest rate, currency, and equity)	(255,727)	8,392	101,320
Change in fair value of options, futures and embedded derivatives	55,660	8,446	(19,931)
Total derivative (losses) income	$(193,124)	$9,089	$16,474

The Company is required to pledge and receive collateral for open derivative contracts.  The amount of collateral required is determined by agreed upon thresholds with the counter-parties.  The Company currently pledges cash and U.S. Treasury bonds to satisfy this collateral requirement.  At December 31, 2007 and 2006, $132.9 million and $43.0 million, respectively, of fixed maturities were pledged as collateral and are included with fixed maturities.

The Company’s underlying notional or principal amounts associated with open derivatives positions were as follows for the years ended December 31:

	2007
	Notional	Fair Value
	Principal	Asset
	Amounts	(Liability)

Interest rate swaps	$11,423,788	$(310,616)
Currency swaps	452,533	174,311
Credit Default Swaps	55,000	(6,915)
Equity swaps	71,656	19,361
Currency forwards	45	-
Futures	2,099,368	608
Swaptions	500,000	14
S&P 500 index call options	2,619,948	250,311
S&P 500 index put options	646,640	35,547

Total	$17,868,978	$162,621

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2007, 2006 and 2005

4. INVESTMENTS (CONTINUED)

DERIVATIVES (continued)

	2006
	Notional	Fair Value
	Principal	Asset
	Amounts	(Liability)

Interest rate swaps	$10,759,984	$(84,860)
Currency swaps	488,377	169,618
Equity swaps	172,329	52,664
Currency forwards	3,570	2,493
Futures	1,008,792	(2,313)
Swaptions	1,500,000	1,428
S&P 500 index call options	4,166,184	337,441
S&P 500 index put options	1,103,502	16,879

Total	$19,202,738	$493,350

5. NET REALIZED INVESTMENT LOSSES AND GAINS

Net realized investment (losses) gains consisted of the following for the years ended December 31:

	2007	2006	2005

Fixed maturities	$ (4,107)	$ (53,120)	$ 21,873
Equity securities	395	519	(6)
Mortgage and other loans	780	1,543	614
Real estate		-	318
Other invested assets	(32)	(19)	12,741
Other than temporary impairments	(68,092)	(6,329)	(29,707)
Sales of previously impaired assets	10,008	12,895	11,092

Total	$ (61,048)	$ (44,511)	$ 16,925

6. NET INVESTMENT INCOME

Net investment income consisted of the following for the years ended December 31:

	2007	2006	2005

Fixed maturities	$ 863,779	$ 991,738	$ 921,803
Mortgages and other loans	153,228	135,515	103,253
Real estate	9,347	10,460	11,047
Policy loans	43,708	44,516	37,595
Other	44,426	38,858	55,245
Gross investment income	1,114,488	1,221,087	1,128,943
Less: Investment expenses	15,896	15,006	16,414
Net investment income	$ 1,098,592	$ 1,206,081	$ 1,112,529

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2007, 2006 and 2005

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

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 1,169,701	$ 1,169,701	$ 578,080	$ 578,080
Fixed maturities	15,370,241	15,370,241	18,094,026	18,124,777
Equity securities	-	-	15,895	15,895
Mortgages	2,318,341	2,324,351	2,273,176	2,267,327
Derivative instruments -receivables	609,261	605,058	653,854	653,854
Policy loans	712,633	712,633	709,626	709,626
Separate accounts	24,996,603	24,996,603	21,060,255	21,060,255

Financial liabilities:
Contractholder deposit funds and other policy liabilities	15,716,209	14,060,467	19,428,625	18,051,332
Derivative instruments - payables	446,640	442,437	160,504	160,504
Long-term debt to affiliates	1,945,000	2,045,867	1,325,000	1,370,223
Partnership capital securities	-	-	607,826	630,751
Separate accounts	24,996,603	24,996,603	21,060,255	21,060,255

The following methods and assumptions were used by the Company in determining the estimated fair value of its financial instruments:

Interest receivable on the above financial instruments is stated at carrying value which approximates fair value.

Cash and cash equivalents: The fair values of cash and cash equivalents are estimated to be cost plus accrued interest.

Fixed maturities, short term investments, and equity securities: The Company determines the fair value of its publicly traded fixed maturities using four primary pricing methods: third-party pricing services, independent dealer quotes, pricing matrices, and pricing models.  Prices are first sought from third-party pricing services; the remaining unpriced securities are priced using one of the remaining three methods.  Third-party pricing services derive the security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing matrices and models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2007, 2006 and 2005

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Investments (continued):  Structured securities, such as CMOs, CMBS, and ABS, are priced using a matrix, fair value model or independent broker quotations.  CMBS securities, which are a subset of the Company's CMO holdings, are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  Other CMOs and ABS are priced using matrices, models and independent broker quotations.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, MBS, CMBS, and CMOs.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

For privately placed fixed maturities, fair values are estimated using matrices, which take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately placed fixed maturities are also priced using market prices or dealer quotes.  The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The fair value of equity securities are based on quoted market prices.  Equity securities are included as a component of other invested assets.

Mortgages: The fair values of mortgage and other loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Separate accounts, assets and liabilities: The estimated fair value of assets held in separate accounts is based on quoted market prices.  The fair value of liabilities related to separate accounts is the amount payable on demand, which excludes surrender charges.

Contractholder deposit funds and other policy liabilities: The fair values of the Company's general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.  The fair values of other deposits with future maturity dates are estimated using discounted cash flows.  The fair values of S&P 500 Index and other equity linked embedded derivatives are produced using standard derivative valuation techniques.  GMABs or GMWBs are considered to be derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are included in contractholder deposit funds.  The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection.  Policyholder assumptions are based on experience studies and industry standards.

Long term debt: The fair value of notes payable and other borrowings are estimated using discounted cash flow analyses based upon the Company's current incremental borrowing rates for similar types of borrowings.

8. REINSURANCE

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders.  The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement.  To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.  Management believes that any liability from this contingency is unlikely.  A brief discussion of the Company’s reinsurance agreements by business segment follows.  (Also, see Note 16 for additional information on the Company's business segments.)

Wealth Management Segment

The Wealth Management Segment manages a closed block of single premium whole life (“SPWL”) insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of SPWL’s in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of approximately $1.6 billion and $1.6 billion as of December 31, 2007 and 2006, respectively.  On December 31, 2003, this entire block of business was reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL policies, the Company reduced net investment income by $78.2 million, $97.0 million and $82.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The reduction of net investment income resulting from interest paid on funds withheld includes the impact from net investment income, net derivative (loss) income and net realized investment gains.  The Company also reduced interest credited by $73.0 million, $76.0 million and $57.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.  In addition, the Company increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $8.9 million, $13.0 and $13.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

Individual Protection Segment

The Company has agreements with SLOC and several unrelated companies, which provide for reinsurance of portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”), and corporate owned life insurance (“COLI”) policies. These amounts are reinsured on either a monthly renewable or a yearly renewable term basis.  Fee income was reduced by $21.6 million, $37.8 million and $33.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, to account for these agreements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

8. REINSURANCE (CONTINUED)

Pursuant to a reinsurance agreement with SLOC that was effective November 8, 2007, Sun Life Vermont will fund AXXX reserves, attributable to certain UL policies sold by SLOC through its United States branch (the "Branch").  Sun Life Vermont is reinsuring, on a coinsurance basis, a 100% quota share of SLOC's risk on the UL policies covered under the reinsurance agreement.  New UL business will also be reinsured under this agreement.  Sun Life Vermont's obligations will be secured in part through a reinsurance trust and in part on a funds-withheld basis.  On November 8, 2007 pursuant to reinsurance agreement, the Company recorded total assets of $576.9 million, including a funds withheld reinsurance receivable of $551.8 million, deferred costs of $22.4 million, and other assets of $2.8 million.  Total liabilities assumed on November 8, 2007 of $576.9 million consisted of $553.7 million in contractholder deposit account value, $20.4 million in future contract and policy benefits, and other liabilities of $2.8 million.  As of December 31, 2007, Sun Life Vermont held assumed liabilities of $577.5 million of contractholder deposits and future contract and policy benefits of $23.7 million under the reinsurance agreement and a reinsurance payable to an affiliate of $33.1 million.  At December 31, 2007, Sun Life Vermont held assets consisting of a reinsurance receivable for funds withheld of $626.6 million, a reinsurance receivable for deferred costs of $22.3 million.  In addition, the reinsurance agreement has increased revenues by approximately $29.7 million, and increased expenses by $14.4 million for the year ended December 31, 2007.

Funds withheld assets comprised of trading bonds, mortgages and derivatives, amounting to $626.6 million are being held in a separate trust account for the protection of policyholders and claimants of the Branch.  The assets of the trust are managed by SLOC with all of the investment returns, net of expenses, inuring to the Company.  The funds withheld asset is reported in reinsurance receivable.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative at December 31, 2007 was a $3.1 million liability.  The $3.1 million loss is included in net derivative income.

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves, attributable to certain UL policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain inforce policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  Under the agreement, SLNY ceded $63.1 million of policyholder balances, received a ceding commission of $54.2 million, recorded a funds withheld payable to SLOC of $71.6 million, and recorded a deferred gain of $45.7 million.

Group Protection Segment

The Company, through its subsidiary, SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures the mortality risks of the Company’s group life contracts.  Under this agreement, certain group life mortality benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure amounts above $0.7 million per claim for group life contracts ceded by the Company.

The Company, through its subsidiary, SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of SLNY’s group stop loss contracts.  Under this agreement, certain stop loss benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure specific claims for amounts above $1.0 million per claim for stop loss contracts ceded by SLNY.  The retention limit was raised to $1.5 million for policies sold or renewed on or after January 1, 2006.

The Company, through its subsidiary, SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of SLNY’s group long-term disability contracts.  Under this agreement, certain long-term disability benefits are reinsured on a yearly renewable term basis.  The agreement provides that the unrelated company will reinsure amounts in excess of $4,000 per claim per month for long-term disability contracts ceded by SLNY.  The retention limit was raised to $9,000 per claim per month for claims incurred or after January 1, 2006.

The Company, through its subsidiary, SLNY, has an agreement with an unrelated company whereby the unrelated company reinsures 100% of the risks on a quota share basis for certain specific group life and disability policies.

The Company, through its subsidiary, SLNY, has an agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

8. REINSURANCE (CONTINUED)

The effects of reinsurance were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Premiums and annuity considerations:
Direct	$ 62,645	$ 61,713	$ 54,915
Assumed - Affiliated	50,986	-	-
Ceded - Affiliated	(25)	(7)	-
Ceded - Non affiliated	(2,990)	(2,514)	(2,933)
Net premiums and annuity considerations:	$ 110,616	$ 59,192	$ 51,982

Policyowner benefits:
Direct	$ 260,008	$ 197,872	$ 225,936
Assumed - Affiliated	30,430	-	-
Ceded - Affiliated	(27,620)	(34,524)	(34,061)
Ceded - Non-affiliated	(33,333)	(6,378)	(4,862)
Net policyowner benefits:	$ 229,485	$ 156,970	$ 187,013

Commission and expense:
Direct	5,617	25,175	12,149
Assumed – Affiliated	7,521	-	-
Ceded - Affiliated	(502)	(200)	(602)
Net commission and expense	12,636	24,975	11,547

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

9.  RETIREMENT PLANS

The Company sponsors three non-contributory defined benefit pension plans for its employees and certain affiliated employees.  These plans are the staff qualified pension plan (“retirement plan”), the agents’ qualified pension plan (“agents’ pension plan”) and the staff nonqualified pension plan (“UBF plan”). Expenses are allocated to participating companies based in a manner consistent with the allocation of employee compensation expenses.  The Company's funding policies for the two qualified pension plans are to contribute amounts which at least satisfy the minimum amount required by the Employee Retirement Income Security Act of 1974 ("ERISA").  Most pension plan assets consist of separate accounts of SLOC or other insurance company contracts.

Prior to 2006 the Company participated in the UBF plan which was sponsored by SLOC and expensed the portion of the plan cost that was allocated to the Company.  Effective January 1, 2006 the plan was divided, with the Company taking over the benefit obligation and the associated unrecognized gain/loss and prior service cost/credit.  The Company has included the allocated projected benefit obligation (“PBO”) in a separate line in the PBO reconciliation, and accounted for the plan as the Company’s own from that point forward.

The Company uses a measurement date of September 30 for its pension and other post retirement benefit plans.

On September 21, 2005, the Board of Directors of the Company approved amendments pertaining to the retirement plan including the following:

(a) To provide that no one shall become a participant in the plan after December 31, 2005;

(b) To freeze accruals under the plan as of December 31, 2005 for all participants except (i) those participants (x) who are at least age 50 and whose age plus service on January 1, 2006 equals or exceeds 60 and (y) who in 2005 chose to continue their participation in the plan (“Grandfathered participants”), (ii) those participants who are receiving severance or termination payments on December 31, 2005 and (iii) those participants who are receiving amounts paid under the Long Term Disability plan sponsored by the Company on December 31, 2005;

Due to the retirement plan changes, a $1.9 million curtailment charge was recognized in 2005.

Other post retirement benefit plans have been amended as follows:

a) To provide retiree medical coverage where the retiree pays the entire cost of coverage equal to the cost paid by active employees unless the participant is a retiree as of December 31, 2005, a "Grandfathered employee," or a “Rule 75 employee.”

A "Grandfathered employee" shall mean an active employee (i) who retires on or after January 1, 2006 and (ii) who as of January 1, 2006 is at least age 55 with 15 or more years or service and whose age plus service is at least 75.

A "Rule 75 employee" shall mean an active employee (i) who is not a Grandfathered employee, ii) who retires on or after January 1, 2006, and (iii) who, when retires, is at least age 55 with 15 or more years of service and whose age plus service is at least 75.

For Grandfathered and Rule 75 employees, retiree medical coverage is provided at a reduced cost.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Company's fiscal year end.  SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The Company adopted the balance sheet recognition provisions of SFAS No. 158 at December 31, 2006 and will adopt the year end measurement date in 2008.  As of December 31, 2007, the adoption of SFAS No. 158 as not had a material impact on the Company’s financial condition or results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

9.  RETIREMENT PLANS (CONTINUED)

Effective January 1, 2007, the agents’ pension plan was amended for a cost of living adjustment for eligible participants.

The following table sets forth the change in the retirement plan, agents’ pension plan and UBF plan projected benefit obligations and assets, as well as the plans’ funded status at December 31:

	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 261,380	$ 229,545
Other (uninsured benefit plan split)	-	28,118
Service cost	4,108	6,024
Interest cost	15,754	15,064
Actuarial gain	(11,210)	(9,862)
Benefits paid	(8,577)	(7,509)
Plan Amendments	1,302	-
Projected benefit obligation at end of year	$ 262,757	$ 261,380

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ 269,712	$ 252,096
Other	(262)	(496)
Actual return on plan assets	30,951	25,621
Benefits paid	(8,577)	(7,509)
Fair value of plan assets at end of year	$ 291,824	$ 269,712

Information on the funded status of the plan:
Funded status	$ 29,067	$ 8,332
4th quarter contribution	(710)	(1,108)
Prepaid benefit cost	$ 28,357	$ 7,224

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

9.  RETIREMENT PLANS (CONTINUED)

The accumulated benefit obligation for the retirement plan, agents’ pension plan and UBF plan at December 31, 2007 and 2006 was $253.6 million and $249.4 million, respectively.

Amounts recognized in the Company’s Consolidated Balance Sheets for the retirement plan, agents’ pension plan and UBF plan consist of the following as of December 31:

	2007	2006
Other assets	$ 59,423	$ 38,345
Other liabilities	(31,066)	(31,121)
	$ 28,357	$ 7,224

Amounts recognized in the Company’s Accumulated Other Comprehensive Income (“AOCI”) consist of the following:

	2007	2006

Net actuarial gain	$ (22,103)	$ (1,923)
Prior service cost	4,529	3,564
Transition asset	(6,206)	(8,299)
	$ (23,780)	$ (6,658)

The retirement plan and agent’s pension plan are overfunded at December 31, 2007 and 2006. The funded status of the UBF plan as of December 31, 2007 and 2006 was as follows:

	2007	2006

Plan assets	$ -	$ -
Less: Projected benefit obligations	27,277	27,209
Funded status	$ (27,277)	$ (27,209)

Accumulated benefit obligation	$ 25,138	$ 24,084

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

9.  RETIREMENT PLANS (CONTINUED)

The following table sets forth the components of the net periodic benefit cost and the Company’s share of net periodic benefit costs related to the retirement plan, agents’ plan, and UBF plan for the years ended December 31:

	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$ 4,108	$ 6,024	$ 10,948
Interest cost	15,754	15,065	13,839
Expected return on plan assets	(21,874)	(21,672)	(20,092)
Amortization of transition obligation asset	(2,093)	(2,093)	(3,051)
Amortization of prior service cost	337	266	855
Curtailment loss	-	-	1,856
Recognized net actuarial (gain) loss	(107)	437	1,918
Net periodic benefit cost (benefit)	$ (3,875)	$ (1,973)	$ 6,273
The Company’s share of net periodic benefit cost	$ (3,875)	$ (1,973)	$ 4,116

Prior to becoming the plan sponsor of the UBF plan the cost allocated to the Company for its participation in the UBF Plan was $2.9 million for the year ended December 31, 2005.

Changes in the Company’s accumulated other comprehensive income related to the retirement plan, agents’ plan, and UBF plan for the following periods:

	2007	2006	2005

Net actuarial gain arising during the year	$ (20,287)	$ (1,923)	$ -
Net actuarial gain recognized during the year	107	-	-
Prior service cost arising during the year	1,302	3,564	-
Prior service cost recognized during the year	(337)	-	-
Transition asset recognized during the year	2,093	-	-
Transition asset arising during the year	-	(8,299)
Change in effect of additional minimum liability	-	(2,834)	2,834
Total recognized in AOCI	$ (17,122)	$ (9,492)	$ 2,834

Total recognized in net periodic benefit cost and other comprehensive income	$ (20,997)	$ (11,465)	$ 9,107

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

9. RETIREMENT PLANS (CONTINUED)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit costs in 2008 are as follows:

Actuarial gain	$ (792)
Prior service cost	337
Transition asset	(2,093)
Total	$ (2,548)

Assumptions

Weighted average assumptions used to determine benefit obligations for the retirement plan, agents’ pension plan, and UBF plan were as follows:

	Pension Benefits
	2007	2006	2005
Discount rate	6.35%	6.0%	5.8%
Rate of compensation increase	4.0%	4.0%	4.0%

Weighted average assumptions used to determine net benefit cost for the retirement plan, agents’ pension plan, and UBF plan were as follows:

	Pension Benefits
	2007	2006	2005

Discount rate	6.0%	5.8%	6.2%
Expected long term return on plan assets	8.25%	8.75%	8.75%
Rate of compensation increase	4.0%	4.0%	4.0%

Plan Assets

The asset allocation for the Company’s retirement plan and agents’ plan assets for 2007 and 2006 measurement, and the target allocation for 2008, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2008	2007	2006

Equity Securities	60%	65%	63%
Debt Securities	25	26	27
Commercial Mortgages	15	9	10
Total	100%	100%	100%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

9. RETIREMENT PLANS (CONTINUED)

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

Cash Flow

Due to the over funded status of the retirement plan and the agent’s pension plan, the Company will not be making contributions to those plans in 2008. The Company will be making a contribution of $1.3 million to the UBF plan in 2008.

The Company has estimated the following future benefit payments for the years 2008 through 2017:

Pension Benefits
2008	9,320
2009	9,991
2010	10,629
2011	11,531
2012	12,495
2013 to 2017	76,413

Savings and Investment Plan

The Company sponsors and participates in a savings account that qualifies under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”) for which substantially all employees of at least age 21 are eligible to participate at date of hire. Under the 401(k) Plan, the Company matches, up to specified amounts, the employees’ contributions to the plan.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

9. RETIREMENT PLANS (CONTINUED)

On September 21, 2005, the Board of Directors of the Company approved amendments pertaining to the 401(k) Plan including the following.

Effective January 1, 2006, the Savings and Investment Plan also includes a retirement investment account that qualifies under Section 401(a) of the Internal Revenue Code (“the RIA”).  The Company contributes a percentage of the participant’s eligible compensation determined under the following chart based on the sum of the participant’s age and service on January 1 of the applicable plan year.

Age Plus Service	Company Contribution
Less than 40	3%
At least 40 but less than 55	5%
At least 55	7%

For RIA participants who are at least age 40 on January 1, 2006 and whose age plus service on January 1, 2006 equals or exceeds 45, the Company also contributes to the RIA from January 1, 2006 through December 31, 2015, a percentage of the participant’s eligible compensation determined under the following chart based on the participant’s age and service on January 1, 2006.

	Service
Age	Less than 5 years	5 or more years
At least 40 but less than 43	3.0%	5.0%
At least 43 but less than 45	3.5%	5.5%
At least 45	4.5%	6.5%

For RIA participants who did not become participants in the retirement plan before January 1, 2006, the Company made a one-time RIA contribution in January 2006 based on their applicable percentage from the first chart above as of January 1, 2006 and their eligible compensation paid during the period beginning on their hire date and ending on December 31, 2005.

The amount of the 2007 employer contributions under the 401(k) Plan sponsorship for the Company and its affiliates was $21.8 million.  Amounts are allocated to affiliates based on their respective employees’ contributions.  The Company’s portion of the expense was $ 16.1 million, $10.8 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company’s 2005 contribution includes a $1.6 million accrued retroactive adjustment related to the January 1, 2006 amendments to the 401(k) Plan.  This retroactive adjustment was funded in 2006.

Other Post-Retirement Benefit Plans

The Company sponsors a post-retirement benefit plan for its employees and certain affiliates employees providing certain health, dental and life insurance benefits (“post-retirement benefits”) for retired employees and dependents (the “Retirement Plan”).  Expenses are allocated to participating companies based on the number of participants.  Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition.  Life insurance benefits are generally set at a fixed amount.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

9. RETIREMENT PLANS (CONTINUED)

On May 31, 2007, as part of Sun Life Financial’s acquisition of EBG, the Company provided prior service credit under its retiree medical plan to the transferred EBG employees not currently eligible for those benefits under the corresponding Genworth plan.  Additionally, as part of the acquisition, the fair value of the liabilities assumed by the Company included the unfunded accumulated postretirement benefit obligation (“APBO”) attributable to the prior service cost associated with the transferred EBG employees.  The final purchase price was adjusted at May 31, 2007 to settle the unfunded APBO undertaken by the Company.

The following table sets forth the change in the post-retirement benefit plan’s obligations and assets, as well as the plans' funded status at December 31:

Change in benefit obligation:	2007	2006

Benefit obligation at beginning of year	$ 45,852	$ 51,300
Service cost	1,234	1,311
Interest cost	2,915	2,967
Actuarial loss (gain)	213	(7,220)
Benefits paid	(2,979)	(2,756)
Federal Subsidy	194	250
Unfunded APBO as a result of EBG acquisition	4,800	-
Benefit obligation at end of year	$ 52,229	$ 45,852

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ -	$ -
Employer contributions	2,979	2,756
Benefits paid	(2,979)	(2,756)
Fair value of plan assets at end of year	$ -	$ -

Information on the funded status of the plan:
Funded Status	$ (52,229)	$ (45,852)
4th quarter contribution	532	600
Unrecognized prior service cost	-	-
Accrued benefit cost	$ (51,697)	$ (45,252)

Amounts recognized in the Company’s Consolidated Balance Sheets for the post-retirement benefit plan consist of the following:

	2007	2006

Other liabilities	$ (51,697)	$ (45,252)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

9. RETIREMENT PLANS (CONTINUED)

Amounts recognized in the Company’ AOCI consist of the following:

	2007	2006

Net actuarial loss	$ 13,437	$ 14,070
Prior service credit	(4,551)	(5,080)
	$ 8,886	$ 8,990

The following table sets forth the components of the net periodic post-retirement benefit costs and the Company’s allocated share for the year ended December 31:

	2007	2006	2005
Components of net periodic benefit cost
Service cost	$ 1,234	$ 1,311	$ 1,333
Interest cost	2,915	2,967	2,994
Amortization of prior service cost	(529)	(529)	(241)
Recognized net actuarial loss	912	1,450	1,273
Net periodic benefit cost	$ 4,532	$ 5,199	$ 5,359

The Company’s share of net periodic benefit cost	$ 3,910	$ 4,501	$ 4,947

Changes in the Company’s AOCI for the following periods:

	2007	2006	2005

Net actuarial loss arising during the year	$ 279	$ 14,070	$ -
Net actuarial loss recognized during the year	(912)
Prior service cost arising during the year		(5,080)	-
Prior service cost recognized during the year	529
Total recognized in AOCI	$ (104)	$ 8,990	$ -

Total recognized in net periodic benefit cost and other comprehensive income	$ 3,806	$ 13,491	$ 4,947

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit costs in 2008 are as follows:

Actuarial loss	$ 916
Prior service credit	(529)
Transition (asset)/obligation	-
Total	$ 387

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

9. RETIREMENT PLANS (CONTINUED)

Assumptions

Weighted average assumptions used to determine benefit obligations were as follows:

	Other Benefits
	2007	2006	2005
Discount rate	6.35%	6.0%	5.8%

Weighted average assumptions used to determine net cost were as follows:

	Other Benefits
	2007	2006	2005
Discount rate	6.0%	5.8%	6.2%

In order to measure the post-retirement benefit obligation for 2007, the Company assumed a 9% annual rate of increase in the per capita cost of covered health care benefits.  In addition, medical cost inflation is assumed to be 9.5% in 2008 and assumed to decrease gradually to 5.00% for 2013 and remain at that level thereafter.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effect:

	1- Percentage-Point	1- Percentage-Point
	Increase	Decrease
Effect on Post retirement benefit obligation	$ 4,570	$ (4,152)

Effect on total of service and interest cost	$ 397	$ (372)

The Company has estimated the following future benefit payments for the years 2008 through 2017:

	Other Benefits	Expected Federal Subsidy
2008	$ 3,146	$ 236
2009	3,309	246
2010	3,474	252
2011	3,638	258
2012	3,768	260
2013 to 2017	$ 20,479	$ 1,226

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

10. FEDERAL INCOME TAXES

The Company adopted FIN 48 on January 1, 2007.  FIN 48 establishes a comprehensive reporting model which addresses how a business entity should recognize, measure, present and disclose uncertain tax positions that the entity has taken or plans to take on a tax return.

As a result of the implementation of FIN 48, the Company recognized a decrease of $5.2 million in the liability for UTBs and related net interest, which was accounted for as an increase to its January 1, 2007 balance of retained earnings.  The liability for UTBs related to permanent and temporary tax adjustments, exclusive of interest, was $63.0 million and $54.1 million at December 31, 2007 and January 1, 2007, respectively.  Of the $63.0 million, $6.4 million represents the amount of UTBs that, if recognized, would favorably affect the Company’s effective income tax rate in future periods, exclusive of any related interest.  In addition, consistent with the provisions of FIN 48, the Company reclassified $56.6 million of income taxes from deferred tax liabilities to accrued expenses and taxes at December 31, 2007.

The net increase in the tax liability for UTBs of $8.9 million since the date of adoption resulted from the following:

Balance at January 1, 2007	$54,086
Gross increases related to tax positions in prior years	20,717
Gross decreases related to tax positions in prior years	(11,760)
Gross increases related to tax positions in current year	-
Settlements	-
Close of tax examinations/statutes of limitations	-

Balance at December 31, 2007	$63,043

The Company has elected on a prospective basis, with the adoption of FIN 48, to recognize interest and penalties accrued related to UTBs in interest expense.  The Company had accrued $10.8 million of gross interest as of January 1, 2007.  During the year ended December 31, 2007, the Company recognized an additional $2.0 million in gross interest related to UTBs.  The Company has not accrued any penalties.

While the Company expects the amount of unrecognized tax liabilities to change in the next twelve months, it does not expect the change to have a significant impact on its results of operations or financial position.

The Company files federal income tax returns and income tax returns in various state and local jurisdictions.  With few exceptions, the Company is no longer subject to examinations by the tax authorities in these jurisdictions for tax years before 2001.  In August 2006, the IRS issued a Revenue Agent’s Report for the Company’s tax years 2001 and 2002.  The Company is currently at the Appeals Division of the IRS ("Appeals") with respect to the tax years 2001 and 2002.  In the first quarter of 2007, the IRS commenced an examination of the Company’s U.S. federal income tax returns for the tax years 2003 and 2004.  This examination is anticipated to be completed by August 1, 2008. While the final outcome of the appeal and ongoing tax examinations is not determinable, the Company does not believe that any adjustments would be material to its financial position.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

10. FEDERAL INCOME TAXES (CONTINUED)

The Company will file a consolidated return with SLC -U.S. Ops Holdings for the year ended December 31, 2007 as the Company did for the years ended December 31, 2006 and 2005. The Company’s subsidiaries, INDY and SLNY, will be included as part of the consolidation for the year ended December 31, 2007.  For the years ended December 31, 2006 and 2005, INDY and SLNY filed stand-alone federal income tax returns.  Sun Life Vermont, a new subsidiary in 2007, will also be included as part of the consolidated return for the year ended December 31, 2007.  A summary of the components of income tax expense (benefit) in the consolidated statements of income for the years ended December 31 is as follows:

	2007	2006	2005
Income tax (benefit) expense:
Current	$(108,526)	$(5,792)	$11,237
Deferred	84,668	4,180	28,852

Total income tax (benefit) expense	$(23,858)	$(1,612)	$40,089

Federal income taxes attributable to the Company’s consolidated operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate at 35%. The Company's effective rate differed from the federal income tax rate as follows:

	2007	2006	2005

Expected federal income tax expense	$407	$26,838	$60,210
Low income housing credit	(5,490)	(6,225)	(5,947)
Separate account dividend received deduction	(11,988)	(13,090)	(10,150)
Prior year adjustments/settlements	932	(8,396)	(2,802)
FIN 48 adjustments/settlements	(6,375)	-	-
Other items	(1,775)	(844)	(1,220)

Federal income tax (benefit) expense	(24,289)	(1,717)	40,091
State income tax expense (benefit)	431	105	(2)

Total income tax (benefit) expense	$(23,858)	$(1,612)	$40,089

The deferred income tax asset (liability) represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and (liabilities) as of December 31 were as follows:

	2007	2006
Deferred tax assets:
Actuarial liabilities	$110,617	$128,848
Net operating loss	-	7,954
Investments, net	230,416	146,116
Total deferred tax assets	341,033	282,918

Deferred tax liabilities:
Deferred policy acquisition costs	(322,461)	(250,469)
Other	(2,627)	(28,852)
Total deferred tax liabilities	(325,088)	(279,321)

Net deferred tax asset	$15,945	$3,597

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

10. FEDERAL INCOME TAXES (CONTINUED)

The Company makes or receives payments under certain tax sharing agreements with SLC – U.S. Ops Holdings.  Under these agreements, such payments are determined based on the Company’s stand-alone taxable income (as if it were filing as a separate company) and based upon the SLC - U.S. Ops Holdings’ consolidated group’s overall taxable position.  Sun Life Vermont is subject to an adjustment in the amount payable or receivable under its Tax Allocation Agreement to the extent of a subsequent change in its stand-alone taxable income.  Sun Life Vermont is not required to pay SLC – U.S. Ops Holdings for changes in the consolidated federal tax liability that may result from changes in the timing of the utilization of Sun Life Vermont’s losses in the consolidated federal tax return.  The Company received income tax refunds of $16.2 million and $32.0 million in 2007 and 2005, respectively, and made income tax payments of $22.7 million in 2006.

11.  LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses, which is related to the Company’s group life, group disability insurance, group dental and stop loss products is summarized below:

	2007	2006

Balance at January 1	$ 36,689	$ 33,141
Less reinsurance recoverable	(5,906)	(5,886)
Net balance at January 1	30,783	27,255
Incurred related to:
Current year	96,377	26,644
Prior years	(1,805)	(1,294)
Total incurred	94,572	25,350
Paid losses related to:
Current year	(47,531)	(14,881)
Prior years	(8,867)	(6,941)
Total paid	(56,398)	(21,822)

Balance at December 31	74,878	36,689
Less reinsurance recoverable	(5,921)	(5,906)

Net balance at December 31	$ 68,957	$ 30,783

The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustment expenses as new information becomes available and events occur which may impact the resolution of unsettled claims.   Changes in prior estimates are recorded in results of operations in the year such changes are made.

As a result of changes in estimates of insured events in prior years, the liability for unpaid claims and claims adjustment expense decreased by $1.8 million and $1.3 million in 2007 and 2006, respectively.  The favorable development experienced in both years was driven mainly by better than expected loss experience in group life.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

12.  LIABILITIES FOR CONTRACT GUARANTEES

The major provisions of AICPA SOP 03-1 that affect the Company require:

o	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;
o	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC; and,
o	Reporting and measuring the Company’s interest in its separate accounts as investments.

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2007:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 17,771,546	$ 1,318,150	66.4
Minimum Income	$ 343,853	$ 43,233	60.3
Minimum Accumulation or Withdrawal	$ 5,321,780	$ 4,204	62.4

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2006:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 16,848,818	$ 1,612,783	66.4
Minimum Income	$ 387,699	$ 56,526	60.0
Minimum Accumulation or Withdrawal	$ 3,068,060	$ 41	61.9

1 Net amount at risk represents the difference between guaranteed benefits and account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

12.  LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserve for the GMDBs and GMIBs for the year ended December 31, 2007:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2007	$ 39,923	$ 1,448	$ 41,371

Benefit Ratio Change / Assumption Changes	3,016	9,206	12,222
Incurred guaranteed benefits	24,841	704	25,545
Paid guaranteed benefits	(30,158)	(6,613)	(36,771)
Interest	2,051	72	2,123

Balance at December 31, 2007	$ 39,673	$ 4,817	$ 44,490

The following roll-forward summarizes the change in reserve for the GMDBs and GMIBs for the year ended December 31, 2006:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2006	$ 41,749	$ 3,000	$ 44,749

Benefit Ratio Change / Assumption Changes	(6,594)	(925)	(7,519)
Incurred guaranteed benefits	51,255	383	51,638
Paid guaranteed benefits	(49,242)	(1,153)	(50,395)
Interest	2,755	143	2,898

Balance at December 31, 2006	$ 39,923	$ 1,448	$ 41,371

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

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

Guaranteed minimum accumulation benefits (“GMABs”) and withdrawal benefits (“GMWBs”) are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings.  The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection.  Policyholder assumptions are based on experience studies and industry standards.  The net balance of GMABs and GMWBs constituted (a liability) an asset in the amount of $(37.4) million and $8.4 million at December 31, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

13. DEFERRED POLICY ACQUISITION COSTS (DAC)

The changes in DAC for the years ended December 31 were as follows:

	2007	2006
Balance at January 1	$1,234,206	$1,341,377
Acquisition costs deferred	356,087	264,648
Amortized to expense during the year	(169,799)	(391,585)
Adjustment for unrealized investment losses during the year	182,903	19,766
Balance at December 31	$1,603,397	$1,234,206

14. VALUE OF BUSINESS AND CUSTOMER RENEWALS ACQUIRED

The changes in VOBA and customer renewals acquired for the years ended December 31 were as follows:

	2007	2006
Balance at January 1	$47,744	$53,670
Amount capitalized due to acquisition of new business	23,854	-
Amortized to expense during the year	(19,322)	(7,597)
Adjustment for unrealized investment (gains) losses during the year	(470)	1,671
Balance at December 31	$51,806	$47,744

Additions to VOBA and customer renewals acquired were a result of the SLHIC to SLNY asset transfer, as described in Footnote 1.  VOBA transferred was $7.6 million and the value of customer renewals transferred was $16.2 million.

15. CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial statements are provided in compliance with Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”) and in accordance with SEC Rule 12h-5.

The Company’s wholly-owned subsidiary, SLNY, sells, among other products, combination fixed and variable annuity contracts (the “contracts”) in the State of New York.  These contracts contain a fixed investment option, where interest is paid at a guaranteed rate for a specified period of time, and withdrawals made before the end of the specified period may be subject to a market value adjustment that can increase or decrease the amount of the withdrawal proceeds (the “fixed investment option period”).  Effective September 27, 2007, the Company provided a full and unconditional guarantee (the “guarantee”) of SLNY’s obligation related to SLNY contracts’ fixed investment option period related to policies currently in-force or sold on or after September 30, 2007.  The guarantee relieves SLNY of its obligation to file annual, quarterly, and current reports with the SEC on Form 10-K, Form 10-Q and Form 8-K.

In the following presentation of consolidating financial statements, the term "SLUS as Parent" is used to denote the Company as a stand-alone entity, isolated from its subsidiaries and the term "Other Subs" is used to denote the Company's other subsidiaries, with the exception of SLNY.  All consolidating financial statements are presented in thousands.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Income
For the year ended December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$15,330	$95,286	$-	$-	$110,616
Net investment income	941,185	94,309	63,098	-	1,098,592
Net derivative loss	(185,682)	(3,967)	(3,475)	-	(193,124)
Net realized investment losses	(57,547)	(3,487)	(14)	-	(61,048)
Fee and other income	445,248	26,648	8,008	-	479,904
Subordinated notes early redemption premium	-	-	25,578	-	25,578

Total revenues	1,158,534	208,789	93,195	-	1,460,518

Benefits and Expenses

Interest credited	571,309	51,390	7,124	-	629,823
Interest expense	75,052	74	26,406	-	101,532
Policyowner benefits	155,903	69,309	4,273	-	229,485
Amortization of DAC and VOBA	165,666	19,921	3,534	-	189,121
Other operating expenses	238,810	37,061	7,944	-	283,815
Partnership capital securities early redemption payment	-	-	25,578	-	25,578

Total benefits and expenses	1,206,740	177,755	74,859	-	1,459,354

(Loss) income before income tax (benefit) expense	(48,206)	31,034	18,336	-	1,164

Income tax (benefit) expense	(40,222)	10,231	6,133	-	(23,858)
Equity in the net income of subsidiaries	33,006	-	1,811	(34,817)	-

Net income	$25,022	$20,803	$14,014	$(34,817)	$25,022

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Income
For the year ended December 31, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$20,870	$38,322	$-	$-	$59,192
Net investment income	1,049,425	97,365	59,784	(493)	1,206,081
Net derivative income	8,596	-	-	493	9,089
Net realized investment losses	(38,327)	(6,081)	(103)	-	(44,511)
Fee and other income	375,144	21,083	2,395	-	398,622

Total revenues	1,415,708	150,689	62,076	-	1,628,473

Benefits and Expenses

Interest credited	573,178	56,379	3,848	-	633,405
Interest expense	79,637	-	51,157	8	130,802
Policyowner benefits	126,393	29,257	1,320	-	156,970
Amortization of DAC and VOBA	380,760	18,422	-	-	399,182
Other operating expenses	207,903	22,988	551	(8)	231,434

Total benefits and expenses	1,367,871	127,046	56,876	-	1,551,793

Income before income tax expense	47,837	23,643	5,200	-	76,680

Income tax (benefit) expense	(10,495)	7,410	1,473	-	(1,612)
Equity in the net income of subsidiaries	19,960	-	3,096	(23,056)	-

Net income	$78,292	$16,233	$6,823	$(23,056)	$78,292

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Income
For the year ended December 31, 2005

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$19,735	$32,247	$-	$-	$51,982
Net investment income	958,397	94,264	59,599	269	1,112,529
Net derivative income	16,743	-	-	(269)	16,474
Net realized investment gains (losses)	20,924	(4,086)	87	-	16,925
Fee and other income	346,449	13,578	2,248	-	362,275

Total revenues	1,362,248	136,003	61,934	-	1,560,185

Benefits and Expenses

Interest credited	567,028	69,641	833	-	637,502
Interest expense	72,122	-	51,157	-	123,279
Policyowner benefits	161,350	25,663	-	-	187,013
Amortization of DAC and VOBA	234,330	9,491	-	-	243,821
Other operating expenses	172,753	23,489	301	-	196,543

Total benefits and expenses	1,207,583	128,284	52,291	-	1,388,158

Income before income tax expense, and minority interest share of loss	154,665	7,719	9,643	-	172,027

Income tax expense	34,757	2,278	3,054	-	40,089
Equity in the net income of subsidiaries	12,030	-	3,074	(15,104)	-
Minority interest share of loss	(1,214)	-	-	-	(1,214)

Net income	$133,152	$5,441	$9,663	$(15,104)	$133,152

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$10,157,376	$1,288,568	$57,286	$-	$11,503,230
Trading fixed maturities at fair value	3,288,671	-	578,340	-	3,867,011
Investment in subsidiaries	559,851	-	-	(559,851)	-
Mortgage loans	2,146,286	170,205	1,850	-	2,318,341
Derivative instruments – receivable	609,261	-	-	-	609,261
Limited partnerships	164,464	-	-	-	164,464
Real estate	157,147	-	44,630	-	201,777
Policy loans	686,099	118	26,416	-	712,633
Other invested assets	499,538	69,138	-	-	568,676
Cash and cash equivalents	415,494	65,901	688,306	-	1,169,701
Total investments and cash	18,684,187	1,593,930	1,396,828	(559,851)	21,115,094

Accrued investment income	268,732	15,245	6,386	-	290,363
Deferred policy acquisition costs	1,469,976	118,126	15,295	-	1,603,397
Value of business and customer renewals acquired	35,735	16,071	-	-	51,806
Net deferred tax asset	171,899	-	-	(155,954)	15,945
Goodwill	658,051	45,167	5,611	-	708,829
Receivable for investments sold	2,796	615	71	-	3,482
Reinsurance receivable	1,937,814	123,214	648,221	-	2,709,249
Other assets	278,573	32,877	155,221	(154,672)	311,999
Separate account assets	23,996,463	929,008	71,132	-	24,996,603

Total assets	$47,504,226	$2,874,253	$2,298,765	$(870,477)	$51,806,767

LIABILITIES

Contractholder deposit funds and other policy liabilities	$16,361,329	$1,285,259	$615,981	$-	$18,262,569
Future contract and policy benefits	706,657	93,001	23,930	-	823,588
Payable for investments purchased	169,606	635	28,969	-	199,210
Accrued expenses and taxes	169,532	22,915	85,290	(154,672)	123,065
Deferred tax liability	-	1,045	154,909	(155,954)	-
Debt payable to affiliates	945,000	-	1,000,000	-	1,945,000
Reinsurance payable to affiliate	1,574,517	117,367	-	-	1,691,884
Derivative instruments – payable	446,508	-	132	-	446,640
Other liabilities	704,467	107,458	76,136	-	888,061
Separate account liabilities	23,996,463	929,008	71,132	-	24,996,603

Total liabilities	45,074,079	2,556,688	2,056,479	(310,626)	49,376,620

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,146,436	239,963	274,555	(514,518)	2,146,436
Accumulated other comprehensive loss	(92,403)	(11,924)	(1,333)	13,257	(92,403)
Retained earnings	369,677	87,426	(33,478)	(53,948)	369,677

Total stockholder’s equity	2,430,147	317,565	242,286	(559,851)	2,430,147

Total liabilities and stockholder’s equity	$47,504,226	$2,874,253	$2,298,765	$(870,477)	$51,806,767

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$12,061,211	$1,463,043	$113,719	$-	$13,637,973
Trading fixed maturities at fair value	3,856,053	-	-	-	3,856,053
Subordinated note from affiliate held-to-maturity	-	-	600,000	-	600,000
Investment in subsidiaries	449,307	-	63,952	(513,259)	-
Mortgage loans	2,111,884	161,292	-	-	2,273,176
Derivative instruments – receivable	653,854	-	-	-	653,854
Limited partnerships	193,728	-	-	-	193,728
Real estate	157,281	-	29,610	-	186,891
Policy loans	672,553	139	36,934	-	709,626
Other invested assets	884,304	65,922	-	-	950,226
Cash and cash equivalents	513,190	54,231	10,659	-	578,080
Total investments and cash	21,553,365	1,744,627	854,874	(513,259)	23,639,607

Accrued investment income	266,141	15,125	9,952	-	291,218
Deferred policy acquisition costs	1,149,185	85,021	-	-	1,234,206
Value of business acquired	47,744	-	-	-	47,744
Net deferred tax asset	8,587	-	1,963	(6,953)	3,597
Goodwill	658,052	37,788	5,611	-	701,451
Receivable for investments sold	30,146	1,244	1,851	-	33,241
Reinsurance receivable	1,812,093	5,906	-	-	1,817,999
Other assets	136,406	15,146	1,678	-	153,230
Separate account assets	20,190,709	796,827	72,719	-	21,060,255

Total assets	$45,852,428	$2,701,684	$948,648	$(520,212)	$48,982,548

LIABILITIES

Contractholder deposit funds and other policy liabilities	$17,945,270	$1,437,396	$45,959	$-	$19,428,625
Future contract and policy benefits	696,012	54,100	-	-	750,112
Payable for investments purchased	210,668	5,735	2,062	-	218,465
Accrued expenses and taxes	141,607	-	213	2,875	144,695
Deferred tax liability	-	6,953	-	(6,953)	-
Debt payable to affiliates	1,325,000	-	-	-	1,325,000
Partnership capital securities	-	-	607,826	-	607,826
Reinsurance payable to affiliate	1,605,626	-	-	-	1,605,626
Derivative instruments – payable	160,504	-	-	-	160,504
Other liabilities	1,073,678	90,517	16,766	(2,875)	1,178,086
Separate account liabilities	20,190,709	796,827	72,719	-	21,060,255

Total liabilities	43,349,074	2,391,528	745,545	(6,953)	46,479,194

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,143,408	239,963	185,529	(425,492)	2,143,408
Accumulated other comprehensive income	14,030	1,432	1,369	(2,801)	14,030
Retained earnings	339,479	66,661	13,663	(80,324)	339,479

Total stockholder’s equity	2,503,354	310,156	203,103	(513,259)	2,503,354

Total liabilities and stockholder’s equity	$45,852,428	$2,701,684	$948,648	$(520,212)	$48,982,548

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the year ended December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$25,022	$20,803	$14,014	$(34,817)	$25,022
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and premiums	38,661	1,782	225	-	40,668
Amortization of DAC, VOBA and SIA	165,666	19,921	3,534	-	189,121
Depreciation and amortization	6,467	164	829	-	7,460
Net loss on derivatives	124,290	3,970	3,243	-	131,503
Net realized losses on available-for-sale investments	57,547	3,487	14	-	61,048
Changes in fair value of trading investments	89,159	-	(761)	-	88,398
Net realized gains on trading investments	(3,438)	-	(1,217)	-	(4,655)
Net change in unrealized and undistributed gains in private equity limited partnerships	(23,027)	-	-	-	(23,027)
Interest credited to contractholder deposits	571,309	51,390	7,124	-	629,823
Deferred federal income taxes	(114,110)	290	157,186	-	43,366
Equity in net income of subsidiaries	(33,006)	-	(1,811)	34,817	-
Changes in assets and liabilities:
DAC and VOBA additions	(304,466)	(56,650)	(18,825)	-	(379,941)
Accrued investment income	(2,591)	(120)	3,566	-	855
Net reinsurance receivable/payable	127,619	59	(94,517)	-	33,161
Future contract and policy benefits	3,184	39,436	23,930	-	66,550
Dividends received from subsidiaries	63,995	-	-	(63,995)	-
Other, net	(122,356)	4,931	(16,931)	-	(134,356)
Purchases of trading fixed maturities, net of sales	475,340	-	(576,176)	-	(100,836)

Net cash provided by operating activities	1,145,265	89,463	(496,573)	(63,995)	674,160

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	3,847,569	337,825	67,386	-	4,252,780
Mortgage loans	314,620	40,526	-	-	355,146
Other invested assets	669,930	24	960	(3,231)	667,683
Redemption of subordinated note from affiliate	-	-	600,000	-	600,000
Purchases of:
Available-for-sale fixed maturities	(2,366,255)	(205,932)	14,346	-	(2,557,841)
Mortgage loans	(348,256)	(49,460)	(1,850)	-	(399,566)
Real estate	(3,590)	-	(15,849)	-	(19,439)
Other invested assets	(57,864)	(3,231)	-	3,231	(57,864)
Net change in other investing activities	(365,012)	3,231	-	-	(361,781)
Net change in policy loans	(13,546)	21	10,518	-	(3,007)
Early redemption premium	-	-	25,578	-	25,578

Net cash provided by investing activities	$1,677,596	$123,004	$701,089	$-	$2,501,689

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow (continued)
For the year ended December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,725,614	$180,702	$18,468	$-	$1,924,784
Withdrawals from contractholder deposit funds	(4,132,822)	(388,199)	(12,384)	-	(4,533,405)
Repayments of debt	(380,000)	-	(600,000)	-	(980,000)
Issuance of debt	-	-	1,000,000	-	1,000,000
Dividends paid to parent	-	-	(63,995)	63,995	-
Early redemption payment	-	-	(25,578)	-	(25,578)
Additional capital contributed to subsidiaries	(156,620)	-	156,620	-	-
Other, net	23,271	6,700	-	-	29,971

Net cash used in financing activities	(2,920,557)	(200,797)	473,131	63,995	(2,584,228)

Net change in cash and cash equivalents	(97,696)	11,670	677,647	-	591,621

Cash and cash equivalents, beginning of period	513,190	54,231	10,659	-	578,080

Cash and cash equivalents, end of period	$415,494	$65,901	$688,306	$-	$1,169,701

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the year ended December 31, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$78,292	$16,233	$6,823	$(23,056)	$78,292
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of discount and premiums	53,995	3,956	801	-	58,752
Amortization of DAC and VOBA	380,760	18,422	-	-	399,182
Depreciation and amortization	4,008	-	600	-	4,608
Net gains on derivatives	(11,360)	-	-	(493)	(11,853)
Net realized losses on available-for-sale investments	38,328	6,081	102	-	44,511
Changes in fair value of trading investments	(15,235)	-	-	-	(15,235)
Net realized gains on trading investments	(373)	-	-	-	(373)
Net change in unrealized and undistributed gains in private equity limited partnerships	(29,120)	-	-	-	(29,120)
Interest credited to contractholder deposits	573,178	56,379	3,848	-	633,405
Deferred federal income taxes	(6,146)	10,193	133	-	4,180
Equity in net income of subsidiaries	(19,960)	-	(3,096)	23,056	-
Changes in assets and liabilities:
Deferred acquisition cost additions	(238,986)	(23,909)	-	-	(262,895)
Accrued investment income	(32,925)	3,275	(61)	-	(29,711)
Net reinsurance receivable/payable	77,083	(20)	-	-	77,063
Future contract and policy benefits	(9,725)	3,106	-	-	(6,619)
Dividends received from subsidiaries	8,000	-	-	(8,000)	-
Other, net	39,943	(24,855)	(1,313)	493	14,268
Purchases of trading fixed maturities, net of sales	(1,866,153)	-	-	-	(1,866,153)

Net cash (used in) provided by operating activities	(976,396)	68,861	7,837	(8,000)	(907,698)

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	5,041,508	757,662	73,020	-	5,872,190
Mortgage loans	218,849	29,415	-	-	248,264
Other invested assets	184,646	-	-	-	184,646
Purchases of:
Available-for-sale fixed maturities	(3,380,467)	(549,218)	(72,559)	-	(4,002,244)
Mortgage loans	(734,307)	(46,285)	-	-	(780,592)
Real estate	(20,464)	-	(155)	-	(20,619)
Other invested assets	(423,635)	(65,858)	-	-	(489,493)
Net change in other investing activities	333,669	65,845	-	-	399,514
Net change in policy loans	(9,979)	49	2,073	-	(7,857)

Net cash provided by investing activities	$1,209,820	$191,610	$2,379	$-	$1,403,809

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow (continued)
For the year ended December 31, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$3,395,794	$121,837	$-	$2,507	$3,520,138
Withdrawals from contractholder deposit funds	(3,301,631)	(382,617)	(3,596)	(2,507)	(3,690,351)
Issuance of debt	200,000	-	-	-	200,000
Dividends paid to parent	(300,000)	-	(8,000)	8,000	(300,000)
Additional capital contributed to subsidiaries	(265)	-	265	-	-
Other, net	4,528	-	-	-	4,528

Net cash provided by (used in) financing activities	(1,574)	(260,780)	(11,331)	8,000	(265,685)

Net change in cash and cash equivalents	231,850	(309)	(1,115)	-	230,426

Cash and cash equivalents, beginning of period	281,340	54,540	11,774	-	347,654

Cash and cash equivalents, end of period	$513,190	$54,231	$10,659	$-	$578,080

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the year ended December 31, 2005

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$133,152	$5,441	$9,663	$(15,104)	$133,152
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest in loss	(1,214)	-	-	-	(1,214)
Amortization of discount and premiums	63,251	7,224	882	-	71,357
Amortization of DAC and VOBA	234,330	9,491	-	-	243,821
Depreciation and amortization	3,338	-	647	-	3,985
Net (gains) losses on derivatives	(77,294)	-	-	269	(77,025)
Net realized (gain) loss on available-for-sale investments	(20,924)	4,086	(87)	-	(16,925)
Changes in fair value of trading investments	80,324	-	-	-	80,324
Net realized gains on trading	(11,162))	-	-	-	(11,162)
Net change in unrealized and undistributed gains in private equity limited partnerships	(48,244)	-	-	-	(48,244)
Interest credited to contractholder deposits	567,028	69,641	833	-	637,502
Deferred federal income taxes	22,860	(947)	134	-	22,047
Equity in net income of subsidiaries	(12,030)	-	(3,074)	15,104	-
Changes in assets and liabilities:
Deferred acquisition cost additions	(252,271)	(9,646)	-	-	(261,917)
Accrued investment income	17,191	844	(119)	-	17,916
Net reinsurance receivable/payable	85,381	495	-	-	85,876
Future contract and policy benefits	24,387	736	-	-	25,123
Other, net	25,350	29,109	(654)	(269)	53,536
Purchases of trading fixed maturities, net of sales	(651,921)	-	-	-	(651,921)

Net cash (used in) provided by operating activities	181,532	116,474	8,225	-	306,231

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	4,955,938	673,665	55,405	-	5,685,008
Mortgage loans	109,854	7,584	-	-	117,438
Real estate	947	-	-	-	947
Other invested assets	483,700	-	-	-	483,700
Net cash from sale of subsidiary	17,040	-	-	-	17,040
Purchases of:
Available-for-sale fixed maturities	(4,642,052)	(568,813)	(58,346)	-	(5,269,211)
Mortgage loans	(374,931)	(15,445)	-	-	(390,376)
Real estate	(6,264)	-	(384)	-	(6,648)
Other invested assets	(171,539)	-	-	-	(171,539)
Net change in other investing activities	(239,910)	-	-	-	(239,910)
Net change in policy loans	(5,471)	(35)	42	-	(5,464)
Net change in short-term investments	(4,576)	-	-	-	(4,576)

Net cash provided by investing activities	$122,736	$96,956	$(3,283)	$-	$216,409

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow (continued)
For the year ended December 31, 2005

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$2,663,596	$53,495	$-	$3050	$2,720,141
Withdrawals from contractholder deposit funds	(3,142,775)	(255,647)	(2,996)	(3050)	(3,404,468)
Issuance of debt	100,000	-	-	-	100,000
Dividends paid to parent	(150,600)	-	-	-	(150,600)
Additional capital contributed to subsidiaries	(340)	-	340	-	-
Other, net	6,992	-	-	-	6,992

Net cash provided by (used in) financing activities	(523,127)	(202,152)	(2,656)	-	(727,935)

Net change in cash and cash equivalents	(218,859)	11,278	2,286	-	(205,295)

Cash and cash equivalents, beginning of period	500,199	43,262	9,488	-	552,949

Cash and cash equivalents, end of period	$281,340	$54,540	$11,774	$-	$347,654

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

16. SEGMENT INFORMATION

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

Wealth Management

The Wealth Management Segment markets, sells and administers funding agreements, individual and group variable annuity products, individual and group fixed annuity products and other retirement benefit products.  These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies.  The Company uses derivative instruments to manage the risks inherent in the contract options.  Additionally, the Company consolidates the CARS Trust as a component of the Wealth Management Segment.

Individual Protection

The Individual Protection Segment markets, sells and administers a variety of life insurance products sold to individuals and corporate owners of life insurance. The products include whole life, universal life and variable life products.

Group Protection

The Group Protection Segment markets, sells and administers group life, long-term disability, short-term disability, dental and stop loss insurance to small and mid-size employers in the State of New York, through the Company's subsidiary, SLNY.

Corporate

The Corporate Segment includes the unallocated capital of the Company, its debt financing, certain consolidated investments in VIEs, and items not otherwise attributable to the other segments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

16. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments:

	Year ended December 31, 2007

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 1,087,817	$ 184,315	$ 97,657	$ 90,729	$ 1,460,518
Total expenditures	1,139,538	148,122	93,950	77,744	1,459,354
(Loss) income before income tax (benefit) expense	(51,721)	36,193	3,707	12,985	1,164

Net (loss) income	(19,734)	23,665	2,409	18,682	25,022

Total assets	$ 39,855,777	$ 10,767,117	$ 121,096	$1,062,777	$ 51,806,767

	Year ended December 31, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 1,386,626	$ 101,447	$ 39,833	$ 100,567	$ 1,628,473
Total expenditures	1,354,554	95,815	35,356	66,068	1,551,793
Income before income tax expense	32,072	5,632	4,477	34,499	76,680

Net income	39,857	3,801	2,910	31,724	78,292

Total assets	$ 41,485,295	$ 5,784,705	$ 78,838	$1,633,710	$ 48,982,548

	Year ended December 31, 2005

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 1,342,509	$ 74,535	$ 32,604	$ 110,537	$ 1,560,185
Total expenditures	1,220,198	70,991	32,333	64,636	1,388,158
Income before income tax expense and minority interest	122,311	3,544	271	45,901	172,027

Net income	93,570	2,443	176	36,963	133,152

Total assets	$ 38,631,963	$ 6,005,424	$ 55,319	$1,314,140	$ 46,006,846

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

17.  REGULATORY FINANCIAL INFORMATION

The Company and its insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on a statutory accounting basis prescribed or permitted by such authorities.  For the years ended December 31, 2007, 2006 and 2005, there were no permitted practices followed.  Statutory surplus differs from stockholder's equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, policy liabilities are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions, and deferred income taxes are calculated differently.  The Company’s statutory financials are not prepared on a consolidated basis.

At December 31, the Company and its insurance subsidiaries combined statutory capital and surplus and net income were as follows:

	Unaudited for the Years ended December 31,
	2007	2006	2005

Statutory capital and surplus	$ 1,790,457	$ 1,610,425	$ 1,778,241
Statutory net (loss) income	(913,114)	123,305	140,827

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

18. DIVIDEND RESTRICTIONS

The Company’s and its insurance company subsidiaries’ ability to pay dividends is subject to certain statutory restrictions.  Delaware, New York, Rhode Island, and Vermont have enacted laws governing the payment of dividends to stockholders by domestic insurers.

Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that a domestic insurer may pay in any twelve-month period without prior approval of the Delaware Commissioner of Insurance is limited to the greater of (i) ten percent of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year.  Any dividends to be paid by an insurer from a source other than statutory surplus, whether or not in excess of the aforementioned threshold, would also require the prior approval of the Delaware Commissioner of Insurance.  The Company is permitted to pay dividends up to a maximum of $179.0 million in 2008 without prior approval from the Delaware Commissioner of Insurance.

In 2007, the Company did not pay any dividends to the Parent.  In 2006, the Company’s board of directors approved and the Company paid a $300.0 million dividend to the Parent.  In 2005, the Company’s board of directors approved and the Company paid a $200.0 million dividend to the Parent, consisting of $150.6 million in cash and $49.4 million in notes.

New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance, where the aggregate amount of such dividends in any calendar year does not exceed the lesser of: (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains.  SLNY is permitted to pay dividends up to a maximum of $20.7 million in 2008 without prior approval from the New York Commissioner of Insurance.  No dividends were paid by SLNY during 2007, 2006 or 2005.

Rhode Island law requires prior regulatory approval for any dividend where the amount of such dividend paid during the preceding twelve-month period would exceed the lesser of (i) ten percent of the insurance company’s surplus as of the December 31 next preceding, or (ii) its net gain from operations, not including realized capital gains, for the immediately preceding calendar year, excluding pro rata distributions of any class of the insurance company’s own securities.  INDY is permitted to pay dividends up to a maximum of $2.3 million in 2008 without prior approval from the Rhode Island Commissioner of Insurance.  .No dividends were paid by INDY during 2007, 2006 or 2005.

The Company’s new Vermont domestic insurance company subsidiary, Sun Life Vermont, is permitted to pay dividends only to the extent that its surplus and capital exceeds specified risk-based capital levels.  Sun Life Vermont may declare and pay dividends or distributions with respect to its common stock from its capital and surplus, subject to the following: (i) its total adjusted capital will equal or exceed 200% of its company action level risk-based capital after giving effect to the dividend or distribution and (ii) notice of each dividend or distribution is provided to the Vermont regulator within five days following the payment of the dividend or distribution.  No dividends were paid by Sun Life Vermont during 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2007, 2006 and 2005

19. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income as of December 31 were as follows:

	2007	2006	2005
Unrealized (losses) gains on available-for-sale securities	$ (317,402)	$ 38,400	$ 56,493
Changes in reserves due to unrealized (losses) gains on available-for-sale securities	(26,702)	(9,346)	(22,039)
Unrealized gains (losses) on pension and other postretirement plan adjustments	14,894	(2,332)	(2,834)
Changes in DAC due to unrealized (losses) gains on available-for-sale securities	189,687	(2,719)	(12,842)
Changes in VOBA due to unrealized (losses) gains on available-for-sale securities	-	470	(1,201)
Tax effect and other	47,120	(10,443)	1,683

Accumulated Other Comprehensive (Loss) Income	$ (92,403)	$ 14,030	$ 19,260

20. COMMITMENTS AND CONTINGENCIES

Regulation and Regulatory Developments

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2006-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope, and application of new regulations.  The timing, substance, and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the year ended December 31, 2007, the Company recorded a benefit of $12.0 million related to the separate account DRD.

The Company is not aware of any contingent liabilities arising from litigation or other matters that could have a material effect upon the financial condition, results of operations or cash flows of the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2007, 2006 and 2005

20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Lease Commitments
The Company leases various facilities and equipment under operating leases with terms of up to six years. As of December 31, 2007, minimum future lease payments under such leases were as follows:

2008	$ 1,377
2009	283
2010	45
Total	$ 1,705

Total rental expense for the years ended December 31, 2007, 2006 and 2005 was $9.4 million, $7.6 million and $8.5 million, respectively.

The Company has four noncancelable sublease agreements that expire on March 31, 2008.  As of December 31, 2007, the minimum future lease payments under the sublease agreements was $0.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

We have audited the accompanying consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109”.

DELOITTE & TOUCHE LLP

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 27, 2008

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000’s):

		2007
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 126,320	$ 152,936	$ 154,084	$ 182,758
Net investment income and net realized gains	303,317	429,233	92,004	19,866
Total revenues	429,637	582,169	246,088	202,624

Policyholder and other expenses	383,745	401,000	312,809	361,800
Income (loss) before taxes	45,892	181,169	(66,721)	(159,176)
Net income (loss)	$ 35,324	$ 122,751	$ (40,633))	$ (92,420)

		2006
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 106,585	$ 114,599	$ 119,807	$ 116,823
Net investment income and net realized gains	368,031	349,513	152,142	300,973
Total revenues	474,616	464,112	271,949	417,796

Policyholder and other expenses	382,629	358,071	362,691	448,402
Income (loss) before taxes	91,987	106,041	(90,742)	(30,606)
Net income (loss)	$ 63,661	$ 72,968	$ (47,961)	$ (10,376)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based upon that criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information.

None.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14. Principal Accounting Fees and Services.

For the fiscal years ended December 31, the fees billed to the Company by its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000’s):

Nature of Services	2007	2006
Audit fees	$ 4,754	$ 6,203
Audit-related fees	1,436	966
Tax fees	-	-
All other fees	-	39

Total	$ 6,190	$ 7,208

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Audit-Related Fees

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under the Audit Fees category above.  These services consisted of employee benefit plan audits, internal control reviews and agreed-upon procedures engagements.

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

Audit Committee Approval
The Company adopted Sun Life Financial’s “Policy restricting the use of external auditors” (the “Policy”) requiring audit committee pre-approval of services provided by the Company’s external auditors, a copy of which is set out below.  All professional services rendered by the external auditors to the Company have been approved by the Company’s Audit Committee in accordance with the Policy in affect at the relevant time.  None of the services described in the table above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of SEC Rule 2-01 of Regulation S-X.

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

117

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

* In this policy, the term “Corporation” refers to Sun Life Financial Inc.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial statements (set forth in Item 8):

- Consolidated Statements of Income for each of the three years ended December 31, 2007, December 31, 2006 and December 31, 2005.

- Consolidated Balance Sheets at December 31, 2007 and December 31, 2006.

- Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2007, December 31, 2006 and December 31, 2005.

- Consolidated Statements of Stockholder’s Equity for each of the three years ended December 31, 2007, December 31, 2006 and December 31, 2005.

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2007, December 31, 2006 and December 31, 2005.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE I
SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2007
(in 000’s)

Available-for-sale fixed maturities:	Cost	Value	Balance Sheets Amounts
Asset Backed Securities	$ 827,129	$ 766,859	$ 766,859
Collateralized Mortgage Obligations	2,594,637	2,431,479	2,431,479
Mortgage Backed Securities	447,720	448,199	448,199
Foreign Government & Agency Securities	74,287	77,053	77,053
States & Political Subdivisions	493	499	499
U.S. Treasury & Agency Securities	284,811	296,233	296,233
Total non-corporate	4,229,077	4,020,322	4,020,322

Corporate securities:
Basic Industry	195,959	195,681	195,681
Capital Goods	424,393	424,838	424,838
Communications	811,426	816,639	816,639
Consumer Cyclical	845,981	807,254	807,254
Consumer Noncyclical	312,647	316,917	316,917
Energy	314,822	317,235	317,235
Finance	2,944,203	2,811,494	2,811,494
Industrial Other	272,493	271,499	271,499
Technology	77,817	77,782	77,782
Transportation	241,983	245,520	245,520
Utilities	1,177,596	1,198,049	1,198,049
Total Corporate	7,619,320	7,482,908	7,482,908

Total available-for-sale fixed maturities	$ 11,848,397	$ 11,503,230	$ 11,503,230

Trading fixed maturities:
Asset Backed Securities	$ 105,719	$ 97,751	$ 97,751
Collateralized Mortgage Obligations	276,753	275,818	275,818
Mortgage Backed Securities	3,304	3,268	3,268
Foreign Government & Agency Securities	39,589	40,771	40,771
U.S. Treasury & Agency Securities	94,813	95,526	95,526
Total non-corporate	520,178	513,134	513,134

Corporate securities:
Basic Industry	7,417	7,647	7,647
Capital Goods	71,894	72,146	72,146
Communications	683,714	690,458	690,458
Consumer Cyclical	248,206	236,680	236,680
Consumer Noncyclical	131,746	133,481	133,481
Energy	23,609	25,337	25,337
Finance	1,886,983	1,819,313	1,819,313
Industrial Other	67,322	67,497	67,497
Technology	1,989	1,968	1,968
Transportation	40,965	42,351	42,351
Utilities	254,065	256,999	256,999
Total Corporate	3,417,910	3,353,877	3,353,877

Total trading fixed maturities	$ 3,938,088	$ 3,867,011	$ 3,867,011

Mortgage loans on real estate	2,318,341	2,324,351	2,318,341
Real estate	201,777	201,777	201,777
Derivative instruments	605,058	605,058	605,058
Limited partnerships	164,464	164,464	164,464
Other invested assets	568,676	568,676	568,676
Policy loans	712,633	712,633	712,633
Total investments	$ 20,357,434	$ 19,947,200	$ 19,941,190

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in 000’s)

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Other Policy Claims and Benefits Payable(1)

Wealth Management
2007	$ 1,432,602	$ 17,509,908	$ 24,255
2006	1,126,222	19,508,867	17,572

Group Protection
2007	$ -	$ 82,268	$ 8,701
2006	-	41,184	4,141

Individual Protection
2007	$ 170,795	$ 1,493,981	$ 6,182
2006	107,984	628,684	10,827

Corporate
2007	$ -	$ -	$ -
2006	-	-	-

Segment	Net Investment Income (Loss) (2)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs And Value of Business Acquired	Interest and Other Operating Expenses

Wealth Management
2007	$ 955,086	$ 751,747	$ 188,599	$ 199,191
2006	1,069,209	738,096	394,060	222,398
2005	981,092	780,718	232,540	206,940

Group Protection
2007	$ 3,381	$ 62,237	$ 7,783	$ 23,929
2006	3,139	25,482	-	9,874
2005	2,253	20,690	-	11,643

Individual Protection
2007	$ 83,486	$ 45,323	$ (7,261)	$ 110,059
2006	33,721	26,798	5,122	63,896
2005	20,862	23,107	11,281	36,603

Corporate
2007	$ 56,639	$ -	$ -	$ 52,264
2006	100,012	-	-	66 068
2005	108,322	-	-	64,636

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses.

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.
SCHEDULE IV
REINSURANCE
(in 000’s)

			Ceded to
	Direct	Assumed	Other	Net
	Amount	Amount	Companies	Amount

2007
Life Insurance in Force	$52,434,762	$7,875,041	$32,656,902	$27,652,901

Premiums
Life Insurance	$41,238	$7,990	$2,577	$46,651
Accident and Health	21,407	42,996	438	63,965
Total Premiums	$62,645	$50,986	$3,015	$110,616

2006
Life Insurance in Force	$43,852,486	$-	$26,730,547	$17,121,939

Premiums
Life Insurance	$45,771	$-	$2,049	$43,722
Accident and Health	15,942	-	472	15,470
Total Premiums	$61,713	$-	$2,521	$59,192

2005
Life Insurance in Force	$39,084,669	$-	$24,151,998	$14,932,671

Premiums
Life Insurance	$42,119	$-	$906	$41,213
Accident and Health	12,796	-	2,027	10,769
Total Premiums	$54,915	$-	$2,933	$51,982

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

4.1
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83256, filed on February 22, 2002)

4.2
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83364, filed on February 25, 2002)

4.3
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the to Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-74844, filed on December 10, 2001)

4.4
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 5 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No 33-41628, filed on April 28, 1998)

4.5
Specimen Certificate  to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 9 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 33-41628, filed on March 2, 1998)

4.6
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83362, filed on February 25, 2002)

4.7
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. No. 333-37907, filed on October 14, 1997)

4.8
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to  Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-41438, filed on September 25, 2000)

4.9
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. No. 333-05227, filed on April 10, 1998)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K (continued):

4.10
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-30844, filed on June 9, 2000)

4.12
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-82957, filed September 29, 1999)

4.13
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-31248, filed June 14, 2000)

4.14
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-74972, filed on December 12, 2001)

4.15
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated by reference to Post-Effective Amendment No. 9 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 33-29852, filed on April 16, 1998)

4.16
Group Contract Form No. DIA(1); Certificate Form No. DIA(1)/CERT; and Individual Contract Form No. DIA(1)/IND (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement of Keyport Life Insurance Company on Form S-1, File No. 333-13609, filed on or about February 7, 1997)

4.17
Group Contract Form No. MVA(1) and Certificate Form No. VA(1)/CERT (Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement of Keyport Life Insurance Company on Form S-1, File No. 333-1783, filed on August 2, 1996)

4.18
Single Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta NY] (Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 33-41629, filed on April 28, 1998)

4.19
Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta Gold NY and Futurity NY] (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 333-5037, filed March 29, 2000)

4.20
Specimen Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 333-119151, filed on December 29, 2004)

4.21
Specimen Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 333-119154, filed on December 29, 2004)

10.1
Terms Agreement, dated as of June 3, 2005, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on June 9, 2005)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K (continued):

10.2
Purchase Agreement, dated as of November 11, 2004, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on June 9, 2005)

10.3
Terms Agreement, dated as of June 29, 2005, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on July 6, 2005)

10.4
Terms Agreement, dated as of May 17, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding II, L.P., Sun Life Financial Global Funding II, U.L.C., Sun Life Financial Global Funding II, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on May 25, 2006)

10.5
Purchase Agreement, dated as of May 17, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding II, L.P., Sun Life Financial Global Funding II, U.L.C., Sun Life Financial Global Funding II, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on May 25, 2006)

10.6
Terms Agreement, dated as of September 12, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding III, L.P., Sun Life Financial Global Funding III, U.L.C., Sun Life Financial Global Funding III, L.L.C., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets, LLC (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on September 15, 2006)

10.7
Purchase Agreement, dated as of September 5, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding III, L.P., Sun Life Financial Global Funding III, U.L.C., Sun Life Financial Global Funding III, L.L.C., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets, LLC (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on September 15, 2006)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K (continued):

10.8
Terms Agreement, dated as of September 21, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding III, L.P., Sun Life Financial Global Funding III, U.L.C., Sun Life Financial Global Funding III, L.L.C., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets, LLC (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on September 26, 2006)

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

By:	/s/ Robert C. Salipante
Robert C. Salipante
President

Date:	March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Robert C. Salipante	President and Director	March 27, 2008
Robert C. Salipante	(Principal Executive Officer)

/s/ Ronald H. Friesen	Senior Vice President and Chief Financial Officer	March 27, 2008
Ronald H. Friesen	and Director
(Principal Financial Officer)

/s/ Michael K. Moran	Vice President and Chief Accounting Officer	March 27, 2008
Michael K. Moran	(Chief Accounting Officer)

/s/ Thomas A. Bogart	Director	March 27, 2008
Thomas A. Bogart

/s/ Scott M. Davis	Director	March 27, 2008
Scott M. Davis

/s/ Richard P. McKenney	Director	March 27, 2008
Richard P. McKenney

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

The registrant is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc. and does not send annual reports or proxy material to its sole security holder.