Form 10-Q
period 2008-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2008-05-15
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended March 31, 2008
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, and 333-139387-01

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

Registrant has 6,437 shares of common stock outstanding on May 15, 2008, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b)  OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Submission of Matters to a Vote of Security Holders	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2008	2007

Revenues

Premiums and annuity considerations	$29,641	$14,650
Net investment (loss) income (1)	(276,267)	306,667
Net derivative losses (2)	(80,200)	(8,965)
Net realized investment gains	2,734	5,615
Fee and other income	126,843	111,670

Total revenues	(197,249)	429,637

Benefits and Expenses

Interest credited	149,127	166,410
Interest expense	31,077	35,666
Policyowner benefits	70,413	37,738
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired (3)	(272,647)	74,775
Other operating expenses	77,541	69,156

Total benefits and expenses	55,511	383,745

(Loss) income before income tax (benefit) expense	(252,760)	45,892

Income tax (benefit) expense	(93,233)	10,568

Net (loss) income	$(159,527)	$35,324

(1)Net investment (loss) income includes unrealized (loss) gain of $(594.2) million and $9.2 million for the three-month periods ended March 31, 2008 and 2007, respectively, related to the change in fair value of trading securities.

(2)Net derivative losses for the three-month period ended March 31, 2008 includes $166 million of income related to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” which is further discussed in Note 4.

(3)Amortization of deferred policy acquisition costs and value of business and customer renewals acquired for the three-month period ended March 31, 2008 includes $3.2 million of expense related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 4.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
ASSETS	March 31, 2008	December 31, 2007
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $808,907 and $11,848,397 in 2008 and 2007, respectively; fair value option elected for $16,584 in 2007)	$760,028	$11,503,230
Trading fixed maturities at fair value (amortized cost of $15,449,098 and $3,938,088 in 2008 and 2007, respectively)	14,458,038	3,867,011
Mortgage loans	2,182,242	2,318,341
Derivative instruments – receivable	649,526	609,261
Limited partnerships	157,413	164,464
Real estate	202,950	201,777
Policy loans	712,564	712,633
Other invested assets	800,734	568,676
Cash and cash equivalents	579,651	1,169,701
Total investments and cash	20,503,146	21,115,094

Accrued investment income	279,799	290,363
Deferred policy acquisition costs	1,903,705	1,603,397
Value of business and customer renewals acquired	102,734	51,806
Net deferred income tax asset	115,347	15,945
Goodwill	708,829	708,829
Receivable for investments sold	832	3,482
Reinsurance receivable	2,637,003	2,709,249
Other assets	338,620	311,999
Separate account assets	23,790,531	24,996,603

Total assets	$50,380,546	$51,806,767

LIABILITIES

Contractholder deposit funds and other policy liabilities	$17,683,293	$18,262,569
Future contract and policy benefits	834,199	823,588
Payable for investments purchased	205,482	199,210
Accrued expenses and taxes	94,461	123,065
Debt payable to affiliates	1,945,000	1,945,000
Reinsurance payable to affiliate	1,682,116	1,691,884
Derivative instruments – payable	783,284	446,640
Other liabilities	1,109,729	888,061
Separate account liabilities	23,790,531	24,996,603

Total liabilities	48,128,095	49,376,620

Commitments and contingencies – Note 6

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2008 and 2007	$6,437	$6,437
Additional paid-in capital	2,146,683	2,146,436
Accumulated other comprehensive loss	(22,443)	(92,403)
Retained earnings	121,774	369,677

Total stockholder’s equity	2,252,451	2,430,147

Total liabilities and stockholder’s equity	$50,380,546	$51,806,767

The accompanying notes are an integral part of the condensed consolidated financial statements

.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

For the three-month periods ended March 31,

Unaudited
	2008	2007

Net (loss) income	(159,527)	35,324

Other comprehensive (loss) income:

Change in unrealized holding (losses) gains on available- for-sale securities, net of tax and policyholder amounts (1)	(17,963)	4,140

Reclassification adjustments of realized investment (gains) losses, net of tax (2)	(110)	792

Other comprehensive (loss) income	(18,073)	4,932

Comprehensive (loss) income	(177,600)	40,256

(1)	Net of tax of $9.7 million and $(3.0) million for the three-month periods ended March 31, 2008 and 2007, respectively.
(2)	Net of tax of $0.1 million and $(0.4) million for the three-month periods ended March 31, 2008 and 2007, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the three-month periods ended March 31, 2008 and 2007

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity

Balance at December 31, 2006	$6,437	$2,143,408	$14,030	$339,479	$2,503,354

Cumulative effect of accounting changes, net of tax				5,176	5,176
Net income				35,324	35,324
Tax benefit from stock options		572			572
Other comprehensive income			4,932		4,932

Balance at March 31, 2007	$6,437	$2,143,980	$18,962	$379,979	$2,549,358

Balance at December 31, 2007	$6,437	$2,146,436	$(92,403)	$369,677	$2,430,147

Cumulative effect of accounting changes, net of tax			88,033	(88,376)	(343)
Net loss				(159,527)	(159,527)
Tax benefit from stock options		247			247
Other comprehensive loss			(18,073)		(18,073)

Balance at March 31, 2008	$6,437	$2,146,683	$(22,443)	$121,774	$2,252,451

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2008	2007

Cash Flows From Operating Activities:
Net (loss) income	$(159,527)	$35,324
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization of premiums on investments	6,511	11,572
Amortization of deferred acquisition costs, value of business and customer renewals acquired	(272,647)	74,775
Depreciation and amortization	1,539	1,201
Net losses on derivatives	67,492	9,818
Net realized gains on available-for-sale investments	(2,734)	(5,615)
Changes in fair value of trading investments	594,241	(9,154)
Net realized gains on trading investments	(8,071)	(5,659)
Net change in unrealized and undistributed gains in private equity limited partnerships	(5,553)	2,915
Interest credited to contractholder deposits	149,127	166,410
Deferred federal income taxes	(89,481)	3,439
Changes in assets and liabilities:
Additions to deferred acquisition costs, value of business and customer renewals acquired	(78,357)	(71,353)
Accrued investment loss (income)	10,564	(10,474)
Net reinsurance receivable/payable	84,352	24,629
Future contract and policy benefits	10,535	(7,813)
Other, net	(19,827)	(15,528)

Net cash provided by operating activities	288,164	204,487

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	13,647	1,033,087
Trading fixed maturities	579,230	426,296
Mortgage loans	161,265	53,473
Other invested assets	13,737	159,929
Purchases of:
Available-for-sale fixed maturities	(45,063)	(851,472)
Trading fixed maturities	(1,031,171)	(40,069)
Mortgage loans	(24,924)	(112,222)
Real estate	(2,259)	(16,316)
Other invested assets	(260,219)	(16,663)
Net change in other investments	233,150	(75,741)
Net change in policy loans	69	(869)

Net cash (used in) provided by investing activities	$(362,538)	$559,433

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2008	2007

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$419,328	$478,042
Withdrawals from contractholder deposit funds	(913,334)	(919,829)
Other, net	(21,670)	572

Net cash used in financing activities	(515,676)	(441,215)

Net change in cash and cash equivalents	(590,050)	322,705

Cash and cash equivalents, beginning of period	1,169,701	578,080

Cash and cash equivalents, end of period	$579,651	$900,785

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

The Company is a stock life insurance company incorporated under the laws of Delaware.  The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. (the "Parent").  The Company is also an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.  SLF and its subsidiaries are collectively referred to herein as “Sun Life Financial.”

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of March 31, 2008, the Company directly or indirectly owned all of the outstanding shares or member interests of SLNY; Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”); Sun Life of Canada (U.S.) SPE 97-I, Inc.; Clarendon Insurance Agency, Inc.; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Independence Life and Annuity Company (“INDY”); Sun MetroNorth, LLC and SLNY Private Placement Investment Company I, LLC.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (continued)

On October 31, 2007, the Company subscribed for $250,000 worth of shares of, and contributed $150 million of paid-in capital to, a newly formed wholly-owned subsidiary, Sun Life Vermont.  Effective November 8, 2007, Sun Life Vermont entered into a reinsurance agreement with SLOC, an affiliate of the Company, under which Sun Life Vermont has assumed the risks of certain individual UL policies issued, and to be issued, by SLOC.  A long-term financing arrangement has been established with a financial institution (the "Lender") that will enable Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, on November 8, 2007, Sun Life Vermont issued a $1 billion variable principal, floating rate surplus note (the “Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007-SUNAXXX LLC (“SUNAXXX”) affiliated with the Lender.  Pursuant to an agreement between the Lender and Sun Life Assurance Company of Canada – U.S. Operations Holdings, Inc. (“SLC – U.S. Ops Holdings”), SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, has consolidated SUNAXXX in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Revised December 2003)" (“FIN 46(R)”).

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

Effective May 31, 2007, Sun Life Financial completed its acquisition of Genworth Financial, Inc.'s (“Genworth’s”) Employee Benefits Group business ("EBG").  Also effective May 31, 2007, SLNY entered into a series of agreements with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), one of the acquired companies (formerly named Genworth Life and Health Insurance Company), through which the New York issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York (collectively, “the SLHIC to SLNY asset transfer”).  These agreements, in accordance with SFAS No. 141, “Business Combinations,” were treated as a transfer of net assets between entities under common control.  SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at a carrying value of approximately $72 million to SLNY, including $38.9 million of goodwill and other intangibles and policyholder and other liabilities of approximately $32 million.  The Group Protection Segment of the Company has reflected a significant increase in business as a result of these agreements.  These agreements have allowed the Company to expand its product offerings to include group dental insurance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (continued)

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), whereby the Company is the sole beneficiary of the CARS Trust.  As of March 31, 2008, total assets and liabilities of the CARS Trust were $60.8 million and $22.3 million, respectively. As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FIN 46(R).  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s condensed consolidated financial statements.  As of March 31, 2008, the Company recorded in its condensed consolidated balance sheet $51.8 million of trading fixed maturities, $9.0 million of deferred tax and $22.3 million of liabilities relating to a total return swap.  As of December 31, 2007, the Company recorded in its condensed consolidated balance sheet $53.8 million of trading fixed maturities, $2.9 million of deferred tax asset, $1.0 million of accrued investment income and $7.9 million of liabilities relating to a total return swap.

The Company has a greater than or equal to 20%, but less than 50%, interest in fourteen variable interest entities (“VIEs”) at March 31, 2008.  The Company is a creditor in seven trusts, three limited liability companies, two limited partnership and two special-purpose entities that were used to finance commercial mortgages and to franchise receivables and equipment used in utility generation.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $71.3 million and $88.4 million at March 31, 2008 and December 31, 2007, respectively.  The investments in these VIEs mature between March 2007 and May 2017.  Because the Company will not absorb a majority of the VIEs’ expected losses or receive a majority of the expected returns, the Company is not required to consolidate these VIEs, in accordance with FIN 46(R).

All intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those used in determining the fair value of financial instruments, goodwill, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), value of customer renewals acquired (“VOCRA”), the liabilities for future contract and policyholder benefits and other-than-temporary impairments of investments.  Actual results could differ from those estimates.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The Company adopted the balance sheet recognition provisions of SFAS No. 158 at December 31, 2006 and adopted the year end measurement date provisions effective January 1, 2008.  The adoption of the year end measurement date provisions resulted in a net of tax cumulative-effect decrease of $0.3 million to December 31, 2007, accumulated other comprehensive income.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over the estimated net servicing income or loss, and assess the rights for impairment or the need for an increased obligation.  The option to subsequently measure servicing rights at fair value allows entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 156 was effective for fiscal years beginning after September 15, 2006.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”  This statement amended SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and resolved issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."  The Company began applying SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value (the “FV option”).  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

SFAS No. 159 was adopted by the Company on January 1, 2008 and the FV option was elected for all available-for-sale fixed maturity securities attributable to certain life, health and annuity products.  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.  The adoption of the FV option does not relieve the Company from its obligation to monitor those available-for-sale securities that were in an unrealized loss position at December 31, 2007, which the Company will do through its current portfolio monitoring process.

The FV option adoption resulted in a cumulative-effect adjustment to the December 31, 2007 balance of retained earnings and accumulated other comprehensive income of $88.4 million related to the unrealized loss on investments, net of DAC, VOBA, policyholder liabilities, and tax effects.  See Note 4 for further disclosure related to the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value under GAAP, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and expands disclosures about fair value measurements.  SFAS No. 157 does not change existing guidance as to whether or not an instrument is carried at fair value.

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

The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and are to be applied prospectively.  Effective January 1, 2008, the Company adopted SFAS No. 157 and applied the provisions of the statement prospectively to assets and liabilities measured and disclosed at fair value.  See Note 4 for further disclosure related to the adoption of SFAS No. 157.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

Accounting Standards Not Yet Adopted

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

Accounting Standards Not Yet Adopted (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity; (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement; (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions; (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated; and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS No. 160 on January 1, 2009 and has not yet determined the effect of SFAS No. 160 on its consolidated financial statements.

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

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

Below is a summary of affiliated transactions for those affiliates that are not consolidated with the Company.

The Company and its subsidiaries have administrative services agreements with SLOC which provide that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $9.9 million and $11.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.

In accordance with an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $82.4 million and $56.3 million for the three-month periods ended March 31, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Company leases office space to SLOC under lease agreements with terms expiring in December 31, 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to approximately $2.6 million and $2.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.  Rental income is reported as a component of net investment income.

During the three-month period ended March 31, 2008, the Company sold mortgages to SLOC with a book value of $129.5 million and a market value of $129.7 million and recorded a gain on the sale of $0.2 million.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. ("SLISC"), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement amounted to approximately $4.7 million and $3.2 million for the three-month periods ended March 31, 2008 and 2007, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited ("SLISIL"), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $7.8 million and $5.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company, serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement amounted to approximately $4.9 million and $5.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.

On May 31, 2007, the Company entered into an administrative service agreement with California Benefits Dental Plan (“CalBen”) whereby the Company provides personnel and certain services to CalBen, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $0.5 million for the three-month period ended March 31, 2008.

On May 31, 2007, the Company entered into an administrative service agreement with Professional Insurance Company (“PIC”), whereby the Company provides personnel and certain services to PIC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $0.6 million for the three-month period ended March 31, 2008.

As more fully described in Note 5, the Company is party to several reinsurance transactions with SLOC and other affiliates.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Effective May 31, 2007, Sun Life Financial completed its acquisition of EBG.  Also effective May 31, 2007, SLNY entered into a series of agreements with SLHIC, one of the acquired companies, through which the New York-issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York.  These agreements, in accordance with SFAS No. 141 were treated as a transfer of net assets between entities under common control.  SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at a carrying value of approximately $72 million to SLNY, including $38.9 million of goodwill and other intangibles and policyholder and other liabilities of approximately $32 million.  The Group Protection Segment of the Company reflects a significant increase in business as a result of these agreements. These agreements have allowed the Company to expand its product offerings to include group dental insurance.

As part of the SLHIC to SLNY asset transfer, SLNY received certain intangible assets totaling $31.3 million.  These include the value of distribution, VOBA, and VOCRA.  The value of distribution acquired of $7.5 million is subject to amortization on a straight line basis over its projected economic life of 25 years.  VOBA of $7.6 million is subject to amortization based up on expected premium income over the period from acquisition to the first customer renewal, generally not more than two years.  VOCRA of $16.2 million is subject to amortization based upon expected premium income over the projected life of the inforce business acquired, which is 20 years.  For the three-month period ended March 31, 2008, the Company recorded $0.1 million, $0.7 million, and $0.6 million for amortization of the value of distribution, VOBA and VOCRA, respectively.

For the three-month periods ended March 31, 2008 and 2007, the Company recorded a tax benefit of $0.2 million and $0.6 million, respectively, through paid-in-capital for SLF stock options issued to employees of the Company.

The Company did not make any dividend payments during the three-month periods ended March 31, 2008 and 2007.

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with its indirect parent, SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses of approximately $1.4 million and $0.3 million relating to RSUs for the three-month periods ended March 31, 2008 and 2007, respectively.

In 2002, the Company issued two promissory notes with a combined total of $460 million to Sun Life (Hungary) Group Financing Limited Company ("Sun Life (Hungary) LLC").  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  At March 31, 2008 and 2007, the Company had $80.0 million and $460.0 million, respectively, in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of approximately $1.1 million and $6.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.

At March 31, 2008 and 2007, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company expensed $10.6 million for interest on these surplus notes for the three-month periods ended March 31, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

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

Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  Related to these partnership capital securities, the Company incurred interest expense of approximately $12.8 million for the three-month period ended March 31, 2007.  The Company also earned, through the Partnership, approximately $12.8 million for the three-month period ended March 31, 2007.

During the three-month periods ended March 31, 2008 and 2007, the Company paid $5.8 million and $6.7 million, respectively, in commission fees to Sun Life Financial Distributors, Inc. (“SLFD”).  The Company also has an agreement with SLFD and the Parent whereby the Parent provides expense reimbursements to the Company for administrative services provided by the Company to SLFD.  Related to this agreement, the Company received reimbursement of approximately $0.6 million for the three-month period ended March 31, 2007.  This agreement was terminated on March 2, 2007.

Effective November 7, 2007, Independent Financial Marketing Group, Inc. (“IFMG”) was sold by the Company’s indirect parent, Sun Life Financial U.S. Holdings, Inc., and is no longer an affiliate of the Company.  IFMG will continue to distribute the Company’s products.  For the three-month period ended March 31, 2007, the Company paid $7.0 million in commission fees to IFMG.

The Company has an administrative services agreement with Sun Capital Advisers, LLC (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $0.5 million and $0.4 million for the three-month periods ended March 31, 2008 and 2007, respectively.

The Company paid approximately $4.7 million and $4.0 million for the three-month periods ended March 31, 2008 and 2007, respectively, in investment management services fees to SCA.

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves attributable to certain UL policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain inforce policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  As of March 31, 2008, SLNY held liabilities related to this reinsurance agreement consisting of contractholder deposits of $66.8 million, future contract and policy benefits of $4.3 million, a reinsurance payable to SLOC of $75.7 million and a deferred gain of $45.1 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

On October 31, 2007, the Company subscribed to $250,000 worth of shares of, and contributed $150 million of paid-in capital to, a newly formed wholly-owned subsidiary, Sun Life Vermont.  Sun Life Vermont is a Vermont-domiciled special purpose financial captive insurance company which, effective November 8, 2007, entered into a reinsurance agreement with SLOC, the Company’s affiliate, under which Sun Life Vermont assumed, and will assume, the risks of certain UL policies issued, and to be issued, by SLOC.  A long-term financing arrangement has been established with the Lender that will enable Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, on November 8, 2007, Sun Life Vermont issued a surplus note to a special-purpose entity, SUNAXXX, affiliated with the Lender.  Pursuant to an agreement between the Lender and SLC – U.S. Ops Holdings, SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, will consolidate SUNAXXX in accordance with FIN 46.  Sun Life Vermont has agreed to reimburse SLC – U.S. Ops Holdings for certain costs incurred in connection with the issuance of the surplus note.  For the three-month period ended March 31, 2008, the amount of interest expense incurred by Sun Life Vermont was $14.3 million.

On September 12, 2006, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding III, L.L.C. ("LLC III"). Total interest credited for these funding agreements was $11.7 million and $12.8 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $1.3 million and $1.4 million for the three-month periods ended March 31, 2008 and 2007, respectively, for interest on this demand note.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. ("LLC II").  Total interest credited for this funding agreement was $11.5 million and $12.6 million for the three-month periods ended March 31, 2008 and 2007.  The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006.  The Company expensed $1.3 million and $1.4 million for the three-month periods ended March 31, 2008 and 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC"). Total interest credited for these funding agreements was $11.7 million and $12.8 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The Company also issued a $100.0 million floating rate demand note payable to LLC on June 10, 2005.  The Company expensed $1.3 million and $1.4 million for interest on this demand note for the three-month periods ended March 31, 2008 and 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

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

Group Protection

The Group Protection Segment markets, sells and administers group life, group long-term disability, group short-term disability, group dental and group stop loss insurance products to small and mid-size employers in the State of New York through the Company’s subsidiary, SLNY.

Corporate

The Corporate Segment includes the unallocated capital of the Company, its debt financing, its consolidated investments in VIEs, and items not otherwise attributable to the other segments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000’s):

	Three-month period ended March 31, 2008

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ (256,156)	$ 15,982	$ 24,496	$ 18,429	$ (197,249)
Total benefits and expenses	(38,949)	57,687	29,248	7,525	55,511
(Loss) income before income tax (benefit) expenses	(217,207)	(41,705)	(4,752)	10,904	(252,760)
Net (loss) income	$ (137,711)	$ (27,074)	$ (3,089)	$ 8,347	$ (159,527)

	Three-month period ended March 31, 2007

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 366,685	$ 35,127	$ 11,207	$ 16,618	$ 429,637
Total benefits and expenses	314,789	36,748	13,117	19,091	383,745
Income (loss) before income tax expense (benefit)	51,896	(1,621)	(1,910)	(2,473)	45,892
Net income (loss)	$ 37,923	$ (1,019)	$ (1,241)	$ (339)	$ 35,324

4. FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs.

As a result of the adoption of SFAS No. 157, the value of the Company’s embedded derivative liabilities decreased by $166.1 million during the three-month period ended March 31, 2008.  This change is primarily a result of changes to the valuation assumptions regarding policyholder behavior, primarily lapses, as well as the incorporation of risk margins and the Company’s own credit standing in the valuation of embedded derivatives.

In compliance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Financial assets and liabilities recorded at fair value on the Balance Sheets are categorized as follows:

Level 1

•	Unadjusted quoted prices for identical assets or liabilities in an active market.

The types of assets and liabilities utilizing Level 1 valuations include U.S. Treasury and agency securities, investments in publicly-traded mutual funds with quoted market prices and listed derivatives.

Level 2

•	Quoted prices in markets that are not active or significant inputs that are observable either directly or indirectly.

Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets

b)	Quoted prices for identical or similar assets or liabilities in non-active markets

c)	Inputs other than quoted market prices that are observable

d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means

The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith and credit of the Government, municipal bonds, structured notes and certain mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”), certain corporate debt, certain private equity investments and certain derivates.

Level 3

•
Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Generally, the types of assets and liabilities utilizing Level 3 valuations are certain MBS and ABS, certain corporate debt, certain private equity investments, certain mutual fund holdings and certain derivatives, including derivatives embedded in annuity contracts and certain funding agreements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of March 31, 2008 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	-	68,996	3,947	72,943
Foreign government	-	521	-	521
States and political subdivisions	-	-	-	-
U.S. Treasury and agency securities	63,782	6,606	-	70,388
Corporate securities	-	605,965	10,211	616,176
Total available-for-sale fixed maturities	63,782	682,088	14,158	760,028

Trading fixed maturities
Asset-backed securities	-	2,574,809	910,432	3,485,241
Foreign governments	-	54,905	62,107	117,012
States and political subdivisions	-	616	-	616
U.S. Treasury and agency securities	300,197	66,335	-	366,532
Corporate securities	-	10,251,590	237,047	10,488,637
Total trading fixed maturities	300,197	12,948,255	1,209,586	14,458,038

Derivative instruments - receivable	1,423	618,103	30,000	649,526
Other invested assets	766,625	-	-	766,625
Cash and cash equivalents	579,651	-	-	579,651
Total investments and cash	1,711,678	14,248,446	1,253,744	17,213,868

Other assets
Separate account assets (1) (2)	407,818	22,534,533	1,191,318	24,133,669

Total assets measured at fair value on a recurring basis	2,119,496	36,782,979	2,445,062	41,347,537

(1) Pursuant to the conditions set forth in AICPA Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” the value of separate account liabilities is set to equal the fair value for separate account assets.

(2) Excludes $343.1 million, primarily related to investment sales receivable, net of investment purchases payable, that are not subject to SFAS No. 157.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of March 31, 2008 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	-	-	30,885	30,885
Guaranteed minimum accumulation benefit liability	-	-	66,868	66,868
Derivatives embedded in reinsurance contracts		18,515	-	18,515
Equity Indexed Annuities	-	-	245,719	245,719
Total other policy liabilities	-	18,515	343,472	361,987

Derivative instruments – payable	-	755,330	27,954	783,284

Other liabilities
Negative cash	83,236	-	-	83,236

Total liabilities measured at fair value on a recurring basis	83,236	773,845	371,426	1,228,507

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 (in 000’s):

		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	4,330	(123)	(260)	-	-	3,947	-
Foreign government	-	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	9,039	120	(701)	(309)	2,062	10,211	-
Total available-for-sale fixed maturities	13,369	(3)	(961)	(309)	2,062	14,158	-

Trading fixed maturities
Asset-backed and mortgage-backed securities	1,085,287	(207,056)	-	(228)	32,429	910,432	(206,600)
Foreign governments	63,331	(1,453)	-	229	-	62,107	(1,453)
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,446	(15,892)	-	4,529	113,964	237,047	(14,875)
Total trading fixed maturities	1,283,064	(224,401)	-	4,530	146,393	1,209,586	(222,928)

Derivative instruments - receivable	24,073	5,927	-	-	-	30,000	5,927
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	1,320,506	(218,477)	(961)	4,221	148,455	1,253,744	(217,001)

Other assets
Separate account assets (1)	1,752,495	(15,088)	-	(161,839)	(384,250)	1,191,318	(23,409)

Total assets measured at fair value on a recurring basis	3,073,001	(233,565)	(961)	(157,618)	(235,795)	2,445,062	(240,410)

(1) The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 (in 000’s):

		Total realized and unrealized (gains) losses
Liabilities	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	10,151	14,881	-	5,853	-	30,885	14,901
Guaranteed minimum accumulation benefit liability	22,649	38,264	-	5,955	-	66,868	38,298
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Equity Indexed Annuities	392,017	(147,543)	-	1,245	-	245,719	(132,357)
Total other policy liabilities	424,817	(94,398)	-	13,053	-	343,472	(79,158)

Derivative instruments – payable	11,627	16,327	-	-	-	27,954	16,327

Total liabilities measured at fair value on a recurring basis	436,444	(78,071)	-	13,053	-	371,426	(62,831)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The FV Option

SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  SFAS No. 159 permits the FV Option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company adopted SFAS No. 159 as of January 1, 2008.  The Company has elected to apply the provisions of SFAS No. 159 for all available-for-sale fixed maturity securities attributable to certain life, health and annuity products.  At December 31, 2007 such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.

The Company adopted the FV Option to more closely align the changes in the fair values of its derivative instruments, which are reported as a component of net derivative losses in the income statement, with the changes in the fair value of its fixed maturity investments, a significant portion of which are now reported as a component of net investment income in the income statement, due to the election of the FV Option.  The Company does not employ hedge accounting for any of its derivative instruments.  The Company primarily uses interest rate swaps as part of its asset-liability management strategy, which generally experiences changes in fair value due to interest rate changes.  As such, the Company is attempting to mitigate earnings volatility by electing the FV Option for a significant portion of its fixed maturity investment portfolio, which is expected to experience inverse movements in fair value related to interest rate changes.  Additionally, this election provides greater accounting consistency with the Parent and SLF, and will make it possible for the Company to employ different investment strategies in the future, whereby portfolio trading will not influence the Company’s accounting.

In accordance with SFAS No. 159 and SFAS No. 95, “Statement of Cash Flows (as amended),” the Company has changed the presentation of purchases and sales of its fixed maturity securities previously designated as trading in the statement of cash flows, which supports the nature and purpose for which those securities were acquired, which was to not sell them in the near term.  The prior period cash flow has been reclassified to conform with this change.  Purchases and sales of these securities are reported gross in the investing section of the statement of cash flows.

Investment income for both trading and available for sale fixed maturities is recognized when earned, including amortization of any premium or accrual of any discount, and the effect of estimated principal repayments, if applicable.  Investment income is reported as a component of net investment income in the income statement.

As a result of adoption of SFAS No. 159, the Company recorded an increase to opening accumulated other comprehensive income and a related decrease to opening retained earnings of $88.4 million, related to the unrealized loss on investments, net of DAC, VOBA, policyholder liabilities, and tax effects.

5. REINSURANCE

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. REINSURANCE (CONTINUED)

Wealth Management Segment

The Wealth Management Segment manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion as of March 31, 2008 and 2007, respectively.  This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $21.7 million and $25.8 million for the three-month periods ended March 31, 2008 and 2007, respectively. The reduction of net investment income resulting from interest paid on funds withheld includes the impact from net investment income, net derivative (loss) income and net realized investment gains.  The Company also reduced interest credited by $18.8 million and $17.8 million for the three-month periods ended March 31, 2008 and 2007, respectively. In addition, the Company also increased net investment income relating to an experience rating refund under the reinsurance agreement by $1.6 million and $3.2 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

Individual Protection Segment

The Company has agreements with SLOC and several unrelated companies, which provide for reinsurance of portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”), and corporate owned life insurance (“COLI”) policies. These amounts are reinsured on either a monthly renewable or a yearly renewable term basis.  Fee income was reduced by $32.0 million and $6.0 million for the three-month periods ended March 31, 2008 and 2007, respectively, to account for these agreements.

Pursuant to a reinsurance agreement with SLOC that was effective November 8, 2007, Sun Life Vermont will fund AXXX reserves, attributable to certain UL policies sold by SLOC through its United States branch (the "Branch").  Sun Life Vermont is reinsuring, on a coinsurance basis, a 100% quota share of SLOC's risk on the UL policies covered under the reinsurance agreement.  New UL business will also be reinsured under this agreement.  Sun Life Vermont's obligations will be secured in part through a reinsurance trust and in part on a funds-withheld basis.  As of March 31, 2008, Sun Life Vermont held assumed liabilities of $608.8 million of contractholder deposits and future contract and policy benefits of $26.0 million under the reinsurance agreement and a reinsurance payable to an affiliate of $9.6 million.  At March 31, 2008, Sun Life Vermont held assets consisting of a reinsurance receivable for funds withheld of $702.2 million, and a reinsurance receivable for deferred costs of $21.6 million.  In addition, the reinsurance agreement has increased revenues by approximately $25.2 million and increased expenses by $14.0 million for the three-month period ended March 31, 2008.

Funds withheld assets comprised of bonds, mortgages and derivatives amounting to $702.2 million are being held in a separate trust account for the protection of policyholders and claimants of the Branch.  The assets of the trust are managed by SLOC with all of the investment returns, net of expenses, inuring to the Company.  The funds withheld asset is reported in the Company’s reinsurance receivable asset.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative was a liability of $19.0 million and a $3.1 million at March 31, 2008 and December 31, 2007, respectively.  The $15.9 million loss for the three month period ended March 31, 2008 has been included in net derivative income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves attributable to certain UL policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain inforce policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  As of March 31, 2008, SLNY held liabilities related to this reinsurance agreement consisting of contractholder deposits of $66.8 million, future contract and policy benefits of $4.3 million, a reinsurance payable to SLOC of $75.7 million and a deferred gain of $45.1 million.  At March 31, 2008, also related to this reinsurance agreement, SLNY held assets of $61.7 million, consisting of a reinsurance receivable for funds withheld of $61.1 million and reinsurance receivable for deferred costs of $0.6 million.  In addition, the reinsurance agreement has decreased revenues by approximately $0.4 million, and decreased expenses by $2.3 million for the three-month period ended March 31, 2008.

Group Protection Segment

The Company, through its subsidiary, SLNY, has an agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At March 31, 2008, SLNY held policyholder liabilities related to this contract of $35.4 million.  In addition the reinsurance agreement has increased revenues by approximately $13.3 million and benefits and expenses by approximately $12.6 million for the three-month period ended March 31, 2008.

6. COMMITMENTS AND CONTINGENT LIABILITIES

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance, and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the three-month period ended March 31, 2008, the Company recorded a benefit of $3.0 million related to the separate account DRD.

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

7.  RETIREMENT PLANS

The following table sets forth the components of the Company’s net periodic pension cost for the three-month periods ended March 31 (in 000’s):

	2008		2007
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic benefit cost:
Service cost	$ 880	$ 404	$ 1,027	$ 245
Interest cost	4,154	833	3,939	682
Expected return on plan assets	(5,743)	-	(5,469)	-
Amortization of transition obligation asset	(523)	-	(523)	-
Amortization of prior service cost	84	(132)	84	(132)
Recognized net actuarial (gains) loss	(198)	229	(27)	228
Net periodic (benefit) cost	$ (1,346)	$ 1,334	$ (969)	$ 1,023
The Company’s share of net periodic benefit (benefit) cost	$ (1,346)	$ 1,160	$ (969)	$ 868

8.  LIABILITIES FOR CONTRACT GUARANTEES

The Company offers various guarantees to certain policyholders including a return of no less than (a) total deposits made on the contract, adjusted for any customer withdrawals, (b) total deposits made on the contract, adjusted for any customer withdrawals plus a minimum return, or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary.  These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period of an annuity.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The table below represents information regarding the Company’s variable annuity contracts with guarantees at March 31, 2008 (in 000’s):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	$ 16,519,735	$ 1,776,730	67.2
Minimum income	$ 305,699	$ 65,909	60.4
Minimum accumulation and withdrawal	$ 5,340,604	$ 56,758	63.3
1   Net amount at risk represents the difference between guaranteed benefits and account balance.

The following roll-forward summarizes the change in reserve for the Company’s guaranteed minimum death and income benefits at March 31, 2008 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2007	$ 39,673	$ 4,817	$ 44,490

Benefit ratio change / Assumption changes	25,315	(534)	24,781
Incurred guaranteed benefits	1,347	234	1,581
Paid guaranteed benefits	(10,599)	(242)	(10,841)
Interest	940	86	1,026

Balance at March 31, 2008	$ 56,676	$ 4,361	$ 61,037

The following roll-forward summarizes the change in reserve for the Company’s guaranteed minimum death and income benefits at March 31, 2007 (in 000’s):

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

Guaranteed minimum accumulation benefits (“GMABs”) and withdrawal benefits (“GMWBs”) are considered to be derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are recorded at fair value through earnings.  Prior to the adoption of SFAS No. 157, the fair value of the embedded derivatives was calculated stochastically using risk neutral scenarios over a fifty-year projection.  Policyholder assumptions were based on experience studies and industry standards.  Consistent with the provisions of SFAS No. 157, effective January 1, 2008, the Company began incorporating risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.  The net balance of GMABs and GMWBs constituted a liability in the amount of $(97.8) million and $(37.4) million at March 31, 2008 and December 31, 2007, respectively.

9. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Life Insurance Company (“Keyport”) on November 1, 2001 and the transfer of goodwill to SLNY, based on the SLHIC to SLNY asset transfer, effective May 31, 2007.  Goodwill obtained in connection with the purchase of Keyport is allocated to the Wealth Management Segment.  Goodwill obtained through the SLHIC to SLNY asset transfer is allocated to the Group Segment.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2007 and concluded that these assets were not impaired.

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following Condensed Consolidating financial statements are provided in compliance with Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”) and in accordance with SEC Rule 12h-5.

The Company’s wholly-owned subsidiary, SLNY, sells, among other products, combination fixed and variable annuity contracts (the “contracts”) in the State of New York.  The contracts contain a fixed investment option, where interest is paid at a guaranteed rate for a specified period of time, and withdrawals made before the end of the specified period may be subject to a market value adjustment that can increase or decrease the amount of the withdrawal proceeds (the “fixed investment option period”).  Effective September 27, 2007, the Company provided a full and unconditional guarantee (the “guarantee”) of SLNY’s obligation related to the fixed investment option period related to contracts currently in-force or sold on or after that date.  The guarantee relieves SLNY of its obligation to file annual, quarterly, and current reports with the SEC on Form 10-K, Form 10-Q, and Form 8-K.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

In the following presentation of Condensed Consolidating financial statements, the term "SLUS as Parent" is used to denote the Company as a stand alone entity, isolated from its subsidiaries, and the term "Other Subs" is used to denote the Company's other subsidiaries, with the exception of SLNY.  All Condensed Consolidating financial statements are presented in thousands.

Condensed Consolidating Statements of Operations
For the three-month period ended March 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$4,699	$24,942	$-	$-	$29,641
Net investment (loss) income	(271,760)	(16,614)	12,107	-	(276,267)
Net derivative losses	(43,750)	(2,606)	(33,844)	-	(80,200)
Net realized investment gains	2,725	-	9	-	2,734
Fee and other income	105,329	5,158	16,356		126,843

Total revenues	(202,757)	10,880	(5,372)	-	(197,249)

Benefits and Expenses

Interest credited	130,091	11,484	7,552	-	149,127
Interest expense	16,717	40	14,320	-	31,077
Policyowner benefits	43,261	21,518	5,634	-	70,413
Amortization of deferred policy acquisition costs, value of business and customer renewals acquired	(250,525)	(19,160)	(2,962)	-	(272,647)
Other operating expenses	55,228	14,534	7,779	-	77,541

Total benefits and expenses	(5,228)	28,416	32,323	-	55,511

Loss before income tax benefit	(197,529)	(17,536)	(37,695)	-	(252,760)

Income tax benefit	(73,748)	(6,248)	(13,237)	-	(93,233)
Equity in the net loss of subsidiaries	(35,746)	-	-	35,746	-

Net loss	$(159,527)	$(11,288)	$(24,458)	$35,746	$(159,527)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended March 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$4,108	$10,542	$-	$-	$14,650
Net investment income	268,237	23,962	14,713	(245)	306,667
Net derivative losses	(9,210)	-	-	245	(8,965)
Net realized investment gains	4,501	879	235	-	5,615
Fee and other income	105,140	5,895	635	-	111,670

Total revenues	372,776	41,278	15,583	-	429,637

Benefits and Expenses

Interest credited	152,039	13,472	899	-	166,410
Interest expense	22,877	-	12,789	-	35,666
Policyowner benefits	27,675	10,037	26	-	37,738
Amortization of deferred acquisition costs, value of business and customer renewals acquired	71,050	3,725	-	-	74,775
Other operating expenses	61,015	7,953	188	-	69,156

Total benefits and expenses	334,656	35,187	13,902	-	383,745

Income before income tax expense	38,120	6,091	1,681	-	45,892

Income tax expense	8,102	2,004	462	-	10,568
Equity in the net income of subsidiaries	5,306	-	748	(6,054)	-

Net income	$35,324	$4,087	$1,967	$(6,054)	$35,324

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at March 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$530,882	$169,929	$59,217	$-	$760,028
Trading fixed maturities at fair value	12,257,839	1,098,733	1,101,466	-	14,458,038
Investment in subsidiaries	518,253	-		(518,253)	-
Mortgage loans	2,003,926	170,978	7,338	-	2,182,242
Derivative instruments – receivable	649,526	-	-	-	649,526
Limited partnerships	157,413	-	-	-	157,413
Real estate	158,344	-	44,606	-	202,950
Policy loans	686,547	115	25,902	-	712,564
Other invested assets	742,115	58,619	-	-	800,734
Cash and cash equivalents	447,341	48,956	83,354	-	579,651
Total investments and cash	18,152,186	1,547,330	1,321,883	(518,253)	20,503,146

Accrued investment income	247,448	15,494	16,857	-	279,799
Deferred policy acquisition costs	1,724,464	140,253	38,988	-	1,903,705
Value of business and customer renewals acquired	87,902	14,832	-	-	102,734
Net deferred income tax asset	259,362	8,650	-	(152,665)	115,347
Goodwill	658,051	45,167	5,611	-	708,829
Receivable for investments sold	453	71	308	-	832
Reinsurance receivable	1,846,080	70,579	720,344	-	2,637,003
Other assets	300,520	35,264	2,836	-	338,620
Separate account assets	22,846,189	882,410	61,932	-	23,790,531

Total assets	$46,122,655	$2,760,050	$2,168,759	$(670,918)	$50,380,546

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,774,654	$1,245,707	$662,932	$-	$17,683,293
Future contract and policy benefits	713,098	94,882	26,219	-	834,199
Payable for investments purchased	204,391	650	441	-	205,482
Accrued expenses and taxes	99,984	22,989	(28,512)	-	94,461
Net deferred income tax liability	-	-	152,665	(152,665)	-
Debt payable to affiliates	945,000	-	1,000,000	-	1,945,000
Reinsurance payable to affiliate	1,561,386	120,730	-	-	1,682,116
Derivative instruments – payable	765,298	-	17,986	-	783,284
Other liabilities	960,204	91,803	57,722	-	1,109,729
Separate account liabilities	22,846,189	882,410	61,932	-	23,790,531

Total liabilities	43,870,204	2,459,171	1,951,385	(152,665)	48,128,095

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,146,683	239,963	209,799	(449,762)	2,146,683
Accumulated other comprehensive loss	(22,443)	(9,892)	(1,787)	11,679	(22,443)
Retained earnings	121,774	68,708	6,820	(75,528)	121,774

Total stockholder’s equity	2,252,451	300,879	217,374	(518,253)	2,252,451

Total liabilities and stockholder’s equity	$46,122,655	$2,760,050	$2,168,759	$(670,918)	$50,380,546

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$10,157,376	$1,288,568	$57,286	$-	$11,503,230
Trading fixed maturities at fair value	3,288,671	-	578,340	-	3,867,011
Investment in subsidiaries	559,851	-	-	(559,851)	-
Mortgage loans	2,146,286	170,205	1,850	-	2,318,341
Derivative instruments – receivable	609,261	-	-	-	609,261
Limited partnerships	164,464	-	-	-	164,464
Real estate	157,147	-	44,630	-	201,777
Policy loans	686,099	118	26,416	-	712,633
Other invested assets	499,538	69,138	-	-	568,676
Cash and cash equivalents	415,494	65,901	688,306	-	1,169,701
Total investments and cash	18,684,187	1,593,930	1,396,828	(559,851)	21,115,094

Accrued investment income	268,732	15,245	6,386	-	290,363
Deferred policy acquisition costs	1,469,976	118,126	15,295	-	1,603,397
Value of business and customer renewals acquired	35,735	16,071	-	-	51,806
Net deferred income tax asset	171,899	-	-	(155,954)	15,945
Goodwill	658,051	45,167	5,611	-	708,829
Receivable for investments sold	2,796	615	71	-	3,482
Reinsurance receivable	1,937,814	123,214	648,221	-	2,709,249
Other assets	278,573	32,877	155,221	(154,672)	311,999
Separate account assets	23,996,463	929,008	71,132	-	24,996,603

Total assets	$47,504,226	$2,874,253	$2,298,765	$(870,477)	$51,806,767

LIABILITIES

Contractholder deposit funds and other policy liabilities	$16,361,329	$1,285,259	$615,981	$-	$18,262,569
Future contract and policy benefits	706,657	93,001	23,930	-	823,588
Payable for investments purchased	169,606	635	28,969	-	199,210
Accrued expenses and taxes	169,532	22,915	85,290	(154,672)	123,065
Net deferred income tax liability	-	1,045	154,909	(155,954)	-
Debt payable to affiliates	945,000	-	1,000,000	-	1,945,000
Reinsurance payable to affiliate	1,574,517	117,367	-	-	1,691,884
Derivative instruments – payable	446,508	-	132	-	446,640
Other liabilities	704,467	107,458	76,136	-	888,061
Separate account liabilities	23,996,463	929,008	71,132	-	24,996,603

Total liabilities	45,074,079	2,556,688	2,056,479	(310,626)	49,376,620

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,146,436	239,963	274,555	(514,518)	2,146,436
Accumulated other comprehensive loss	(92,403)	(11,924)	(1,333)	13,257	(92,403)
Retained earnings	369,677	87,426	(33,478)	(53,948)	369,677

Total stockholder’s equity	2,430,147	317,565	242,286	(559,851)	2,430,147

Total liabilities and stockholder’s equity	$47,504,226	$2,874,253	$2,298,765	$(870,477)	$51,806,767

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the three-month period ended March 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net loss	$(159,527)	$(11,288)	$(24,458)	$35,746	$(159,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	6,354	621	(464)	-	6,511
Amortization of DAC, VOBA and VOCRA	(250,525)	(19,160)	(2,962)	-	(272,647)
Depreciation and amortization	1,312	76	151	-	1,539
Net losses on derivatives	31,141	2,605	33,746	-	67,492
Net realized gains on available-for-sale investments	(2,725)	-	(9)	-	(2,734)
Changes in fair value of trading investments	514,267	36,501	43,473	-	594,241
Net realized (gains) losses on trading investments	(5,100)	18	(2,989)		(8,071)
Net change in unrealized and undistributed gains in private equity limited partnerships	(5,553)	-	-	-	(5,553)
Interest credited to contractholder deposits	130,091	11,484	7,552	-	149,127
Deferred federal income taxes	(80,694)	(6,788)	(1,999)	-	(89,481)
Equity in net loss of subsidiaries	35,746	-	-	(35,746)	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(55,898)	(1,728)	(20,731)	-	(78,357)
Accrued investment loss (income)	21,284	(249)	(10,471)	-	10,564
Net reinsurance receivable/payable	100,477	55,998	(72,123)	-	84,352
Future contract and policy benefits	6,441	1,805	2,289	-	10,535
Other, net	(37,485)	(2,511)	20,169	-	(19,827)

Net cash provided by (used in) operating activities	249,606	67,384	(28,826)	-	288,164

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	11,407	994	1,246	-	13,647
Trading fixed maturities	428,438	46,454	104,338	-	579,230
Mortgage loans	158,626	2,627	12	-	161,265
Other invested assets	13,737	-	-	-	13,737
Purchases of:
Available-for-sale fixed maturities	(9,347)	(3,036)	(32,680)	-	(45,063)
Trading fixed maturities	(294,419)	(69,316)	(667,436)	-	(1,031,171)
Mortgage loans	(16,024)	(3,400)	(5,500)	-	(24,924)
Real estate	(2,132)	-	(127)	-	(2,259)
Other invested assets	(270,734)	10,515	-	-	(260,219)
Net change in other investments	243,665	(10,515)	-	-	233,150
Net change in policy loans	(448)	3	514	-	69

Net cash provided by (used in) investing activities	$262,769	$(25,674)	$(599,633)	$-	$(362,538)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the three-month period ended March 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$350,703	$43,505	$25,120	$-	$419,328
Withdrawals from contractholder deposit funds	(814,575)	(97,146)	(1,613)	-	(913,334)
Other, net	(16,656)	(5,014)	-	-	(21,670)

Net cash (used in) provided by financing activities	(480,528)	(58,655)	23,507	-	(515,676)

Net change in cash and cash equivalents	31,847	(16,945)	(604,952)	-	(590,050)

Cash and cash equivalents, beginning of period	415,494	65,901	688,306	-	1,169,701

Cash and cash equivalents, end of period	$447,341	$48,956	$83,354	$-	$579,651

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the three-month period ended March 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income	$35,324	$4,087	$1,967	$(6,054)	$35,324
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	10,758	586	228	-	11,572
Amortization of DAC, VOBA and VOCRA	71,050	3,725	-	-	74,775
Depreciation and amortization	1,010	-	191	-	1,201
Net losses on derivatives	10,062	-	-	(244)	9,818
Net realized gains on available-for-sale investments	(4,501)	(879)	(235)	-	(5,615)
Changes in fair value of trading investments	(9,154)	-	-	-	(9,154)
Net realized gains on trading investments	(5,659)	-	-	-	(5,659)
Net change in unrealized and undistributed gains in private equity limited partnerships	2,915	-	-	-	2,915
Interest credited to contractholder deposits	152,040	13,472	898	-	166,410
Deferred federal income taxes	1,348	2,005	86	-	3,439
Equity in net income of subsidiaries	(5,306)	-	(748)	6,054	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(63,522)	(7,831)	-	-	(71,353)
Accrued investment loss (income)	2,836	(814)	(12,496)	-	(10,474)
Net reinsurance receivable/payable	24,507	122	-	-	24,629
Future contract and policy benefits	(8,757)	944	-	-	(7,813)
Other, net	(41,601)	3,893	21,936	244	(15,528)

Net cash provided by operating activities	173,350	19,310	11,827	-	204,487

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	927,695	99,797	5,595	-	1,033,087
Trading fixed maturities	426,296	-	-	-	426,296
Mortgage loans	47,635	5,838	-	-	53,473
Other invested assets	178,738	-	-	(18,809)	159,929
Purchases of:
Available-for-sale fixed maturities	(760,135)	(83,436)	(7,901)	-	(851,472)
Trading fixed maturities	(40,069)	-	-	-	(40,069)
Mortgage loans	(101,717)	(10,505)	-	-	(112,222)
Real estate	(478)	-	(15,838)	-	(16,316)
Other invested assets	(16,661)	(18,811)	-	18,809	(16,663)
Net change in other investments	(94,550)	18,809	-	-	(75,741)
Net change in policy loans	(759)	5	(115)	-	(869)

Net cash provided by (used in) investing activities	$565,995	$11,697	$(18,259)	$-	$559,433

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the three-month period ended March 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$422,870	58,325	-	(3,153)	478,042
Withdrawals from contractholder deposit funds	(833,307)	(88,719)	(956)	3,153	(919,829)
Additional capital contributed to subsidiaries	(6,120)	-	6,120	-	-
Other, net	572	-	-	-	572

Net cash (used in) provided by financing activities	(415,985)	(30,394)	5,164	-	(441,215)

Net change in cash and cash equivalents	323,360	613	(1,268)	-	322,705

Cash and cash equivalents, beginning of period	513,190	54,231	10,659	-	578,080

Cash and cash equivalents, end of period	$836,550	54,844	9,391	-	900,785

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) (“the Company”), elects to omit the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Consolidated Statements of Income between the three-month periods ended March 31, 2008 and March 31, 2007.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs ("DAC"), the value of business acquired (“VOBA”), the value of customer renewals acquired (“VOCRA”), derivative instruments, the fair value of financial instruments, policy liabilities and accruals, other-than-temporary impairments of investments and goodwill.  In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the Company’s critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Result of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007:

Net Income

The Company’s net (loss) income was $(159.5) million and $35.3 million for the three-month periods ended March 31, 2008 and 2007, respectively.  (Loss) income before income taxes was $(252.8) million and $45.9 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The significant changes are described below.

REVENUES

Total revenues were $(197.2) million and $429.6 million for the three-month periods ended March 31, 2008 and 2007, respectively. The decrease of $626.8 million was primarily due to the following:

Premium and annuity considerations - were $29.6 million and $14.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The $14.9 million increase was primarily attributable to a $6.0 million increase in group disability premiums, $3.3 million increase in group health premiums, $3.5 million increase in group life premium, $1.4 million increase in group stop loss premiums, and $0.8 million increase in annuity premiums.  The increases in the group line of business were primarily due to a series of agreements, including a reinsurance agreement, between the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”) and Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate (collectively, “the SLHIC to SLNY asset transfer”).

Net investment (loss) income - was $(276.3) million and $306.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership income, was $311.5 million and $300.4 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The increase of $11.1 million during 2008, as compared to 2007, was the result of a higher average investment yield which increased investment income by $55.7 million, offset by a decrease in average invested assets, which decreased investment income by $44.7 million.  Investment (loss) income related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $(587.8) million and $6.2 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The change in the market value of the trading portfolio is primarily related to widening credit spreads that are greater than the overall decrease in risk free rates, as well as the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” under which, management adopted the fair value option for all available-for-sale fixed maturity securities attributable to certain life, health and annuity products (the “FV Option”).  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.

Net derivative loss - was $(80.2) million and $(9.0) million for the three-month periods ended March 31, 2008 and 2007, respectively.  Derivative losses in 2008 primarily represent fair value changes of interest rate swaps resulting from decreasing interest rates and the net interest received or paid on swap agreements.  Generally, as interest rates decline, the market value of the Company's interest rate swaps decreases.  This is due to the fact that in most instances the Company is paying a fixed interest rate and receiving a floating rate on the swaps.

Derivative losses for the three-month period ended March 31, 2008 are offset by a decrease in the value of embedded derivative liabilities, resulting in derivative income of $166.1 million, related to the adoption of SFAS No. 157, “Fair Value Measurement.”  This change is primarily a result of changes to the valuation assumptions regarding policyholder behavior, primarily lapses, as well as the incorporation of risk margins and the Company’s own credit standing in the valuation of embedded derivatives.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

All derivatives are recognized on the balance sheet at fair value.  Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of net derivative loss.  The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged items in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified at this time.

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

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements.  Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for floating-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company also utilizes equity and interest rate derivatives to hedge against stock market exposure inherent in the guaranteed minimum living and death benefit features of the Company's variable annuities.

Net derivative loss consisted of the following (in 000’s):

	Three-month periods ended March 31,
	2008	2007
Net (expense) income on swap agreements	$ (6,257)	$ 2,175
Change in fair value of swap agreements (interest rate, currency, and equity)	(199,218)	(23,650)
Change in fair value of options, futures and embedded derivatives	125,275	12,510

Total derivative loss	$ (80,200)	$ (8,965)

Net realized investment gains - were $2.7 million and $5.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The Company did not incur any write-downs of fixed maturities related to other-than-temporary impairments during the three-month periods ended March 31, 2008 and 2007.

Fees and other income – were $126.8 million and $111.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges and rider fees combined were $79.7 million and $71.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.  Variable product fees represented 1.31% and 1.33% of the average variable annuity separate account balances for the three-month periods ended March 31, 2008 and 2007, respectively.  Average separate account assets were $24.4 billion and $21.5 billion for the three-month periods ended March 31, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $5.2 million and $5.4 million for the three-month periods ended March 31, 2008 and 2007, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees and administrative service fees. Other income was $41.9 million and $34.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $55.5 million and $383.7 million for the three-month periods ended March 31, 2008 and 2007, respectively. The decrease of $328.2 million was primarily due to the following:

Interest credited - to policyholders was $149.1 million and $166.4 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The decrease of $17.3 million was the result of a lower average crediting rate, decreasing interest credited by $5.4 million, coupled with lower average policyholder balances, which decreased interest credited by $11.9 million.

Interest expense - was $31.1 million and $35.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The $4.6 million decrease in interest expense was primarily due to an $18.3 million decrease related to the redemption of $600 million of partnership capital securities and $380 million of promissory notes in May, 2007, offset by a $14.3 million increase related to a $1 billion variable funding note that the Company issued in November, 2007, and a $0.7 million increase related to other interest expenses.

Policyholder benefits - were $70.4 million and $37.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The $32.7 million increase in 2008 compared to 2007 was primarily due to an $18.9 million increase in reserves, a $10.9 million increase in health benefits, a $6.0 million increase in death benefits, offset by $3.1 million in annuity payments and surrender benefits.

Other operating expenses - were $77.5 million and $69.1 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The $8.4 million increase in 2008 compared to 2007 was primarily due to a $15.8 million increase in other operating expenses and commissions, offset by a $7.4 million decrease in premium tax from lower BOLI sales.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization expense was $(221.7) million and $71.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The $293.4 million decrease in amortization expense during the three-month period ended March 31, 2008, as compared with the three-month period ended March 31, 2007, is primarily due to the $594.2 million of decrease in value of fixed maturity investments the Company experienced during the period, which, under the FV Option were recorded through the income statement.  Prior to the adoption of the FV Option for the fixed maturity investments, the effect of these market value changes on DAC was shown as a component of other comprehensive income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

For the three-month period ended March 31, 2008, DAC amortization also included an increase of $100.6 million resulting from updates to profitability projections due to actual changes in policies in force, including a decrease in actual fund growth as compared with estimated fund growth in the Company’s variable annuities portfolio, which reduced projected future profits.  During the three-month period ended March 31, 2007, increased gross profit contributed to increase in amortization expense by $100.0 million, partially offset by a decrease of $11.6 million resulting from updates to profitability projections due to actual changes in policies in force.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport Life Insurance Company (i.e. November 1, 2001) and the effective date of the SLHIC to SLNY asset transfer (i.e. May 31, 2007).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization was $(50.9) million and $3.1 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The change in amortization expense in 2008 as compared to 2007 was primarily due to decreased actual gross profits which decreased amortization expense by about $31.5 million for the three-month periods ended March 31, 2008.  For the three-month period ended March 31, 2008, VOBA amortization included a decrease of $18.7 million due to model refinements as a result of the adoption of SFAS No. 159.  During the three-month period ended March 31, 2007, increased gross profit contributed to increase in amortization expense by $4.8 million.  Additionally, for the three-month period ended March 31, 2007, VOBA amortization included a decrease of $1.2 million, resulting from updates to profitability projections due to actual changes in policies in force.

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

In September 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”), an affiliate. Total interest credited for these funding agreements was $11.7 million and $12.8 million for the three-month periods ended March 31, 2008 and 2007, respectively. The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $1.3 million and $1.4 million for interest on this demand note for the three-month periods ended March 31, 2008 and 2007, respectively.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”), an affiliate. Total interest credited for this funding agreement was $11.5 million and $12.6 million for the three-month periods ended March 31, 2008 and 2007, respectively. The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006.  The Company expensed $1.3 million and $1.4 million for interest on this demand note for the three-month periods ended March 31, 2008 and 2007, respectively.

In June 2005, the Company issued two floating rate funding agreements of $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC"), an affiliate.  Total interest credited for these funding agreements was $11.7 million and $12.8 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The Company also issued a $100.0 million floating rate demand note payable to LLC on June 10, 2005.  The Company expensed $1.3 million and $1.4 million for interest on this demand note for the three-month periods ended March 31, 2008 and 2007, respectively.

Other - The Wealth Management Segment currently manages a closed block of single premium whole life ("SPWL") insurance policies a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion as of March 31, 2008 and 2007, respectively.  This entire block of business is reinsured on a funds withheld basis with Sun Life Assurance Company of Canada (“SLOC”), an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $21.7 million and $25.8 million, and interest credited by $18.8 million and $17.8 million for the three-month periods ended March 31, 2008 and 2007, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement, by $1.6 million and $3.2 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

The Company sells its annuity products via an affiliated distribution organization, Sun Life Financial Distributors, Inc. and through Independent Financial Marketing Group, Inc. (“IFMG”), which was affiliated with the Company until November 7, 2007, when IFMG was sold by the Company’s indirect parent, Sun Life Financial (U.S.) Holdings, Inc. (the "Parent").  The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents and financial advisers.  Investment options available under these products are managed by several investment managers, including Massachusetts Financial Services Company and Sun Capital Advisers LLC, affiliates of the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), whereby the Company is the sole beneficiary of the CARS Trust.  As of March 31, 2008, total assets and liabilities of the CARS Trust were $60.8 million and $22.3 million, respectively. As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Revised December 2003).”  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s condensed consolidated financial statements. As of March 31, 2008, the Company recorded in its condensed consolidated balance sheets $51.8 million of trading fixed maturities, $9.0 million of deferred tax asset and $22.3 million of liabilities relating to a total return swap.  As of December 31, 2007, the Company recorded in its condensed consolidated balance sheets $53.8 million of trading fixed maturities, $2.9 million of deferred tax, $1.0 million of accrued investment income and $7.9 million of liabilities relating to a total return swap.

The following is a summary of operations for the Wealth Management Segment for the three-month periods ended March 31 (in 000’s):

	2008	2007
Total revenues	$ (256,156)	$ 366,685
Total benefits and expenses	(38,949)	314,789
(Loss) income before income tax expense	(217,207)	51,896

Net (Loss) income	$ (137,711)	$ 37,923

Pre-tax (loss) income was $(217.2) million and $51.9 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The significant changes are described below.

REVENUES

Total revenues were $(256.2) million and $366.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The decrease of $622.9 million was primarily due to the following:

Net investment (loss) income - was $(307.5) million and $281.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership income, was $237.2 million and $272.4 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The decrease of $35.2 million during 2008, as compared to 2007, was the result of a higher average investment yield which increased investment income by $15.4 million, offset by a decrease in average invested assets of $50.7 million.  Investment (loss) income related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $(544.7) million and $9.1 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The change in the market value of the trading portfolio is primarily related to widening credit spreads that are greater than the overall decrease in risk free rates, as well as the adoption of SFAS No. 159, under which management adopted the fair value option for all available-for-sale fixed maturity securities attributable to certain annuity products.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES (continued)

Net derivative loss - was $48.5 million and $8.5 million for the three-month periods ended March 31, 2008 and 2007, respectively.  Derivative losses for the three-month period ended March 31, 2008 are offset by a decrease in the value of embedded derivatives, resulting in derivative income of $166.1 million, related to the adoption of SFAS No. 157 on January 1, 2008.

Net derivative loss income for the Wealth Management Segment for the three-month periods ended March 31 consisted of the following (in 000’s):

	2008	2007
Net (expense) income on swap agreements	$ (5,863)	$ 1,337
Change in fair value of swap agreements (interest rate, currency, and equity)	(183,949)	(22,337)
Change in fair value of options, futures and embedded derivatives	141,356	12,510

Total derivative loss	$ (48,456)	$ (8,490)

Net realized investment gains - were $2.5 million and $4.0 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The Company did not incur any write-downs of fixed maturities for other-than-temporary impairments during the three-month periods ended March 31, 2008 and 2007.

Fees and other income – were $92.4 million and $85.4 million for the three-month period ended March 31, 2008 and 2007, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $69.5 million and $64.4 million for the three-month periods ended March 31, 2008 and 2007, respectively.  Variable product fees represented 1.65% and 1.57% of the average variable annuity separate account balances at March 31, 2008 and 2007, respectively.  Average separate account assets were $16.9 billion and $16.4 billion for the three-month periods ended March 31, 2008 and 2007, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $5.2 million and $5.4 million for the three-month periods ended March 31, 2008 and 2007, respectively.

Other income primarily represents fees charged for investment advisory services, asset participation fees and administrative service fees.  Other income was $17.7 million and $15.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

BENEFITS AND EXPENSES

Total benefits and expenses were $(38.9) million and $314.8 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The decrease of $353.7 million was primarily due to the following:

Interest credited - to policyholders was $135.9 million and $160.5 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The decrease of $24.6 million was the result of a decrease in the average interest credited rate which decreased interest credit by $5.6 million, coupled with a lower average policyholder balance which decreased interest credited by $19.0 million.

Interest expense - was $11.5 million and $17.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The $6.2 million decrease in interest expense was primarily due to $5.5 million decrease related to the redemption of a $380 promissory note on May 27, 2007 and a $0.4 million decrease in interest related to the floating rate demand notes.

Policyholder benefits - were $42.4 million and $25.9 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The $16.5 million increase in 2008 compared to 2007 was primarily due to a $13.8 million increase in reserves and a $5.3 million increase in death benefits offset by a $2.4 million increase in annuity payments.

Other operating expenses - were $37.6 million and $38.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.

Amortization of DAC - was $(214.2) million and $69.1 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The $283.3 million decrease in amortization expense during the three-month period ended March 31, 2008, as compared with the three-month period ended March 31, 2007, is primarily due to $544.7 million of decrease in value of fixed maturity investments the Company experienced during the period, which, under the FV Option, were recorded through the income statement.  Prior to the adoption of the FV Option for the fixed maturity investments, the effect of these market value changes on DAC was shown as a component of other comprehensive income.

For the three-month period ended March 31, 2008, DAC amortization also included an increase of $106.8 million resulting from updates to profitability projections due to actual changes in policies in force, including a decrease in actual fund growth as compared with estimated fund growth in the Company’s variable annuities portfolio, which reduced projected future profits.  For the three months ended March 31, 2007, DAC amortization included a decrease of $11.6 million resulting from updates to profitability projections due to actual changes in policies in force.

Amortization of VOBA - was $(52.1) million and $3.1 million for the three-month periods ended March 31, 2008 and 2007, respectively.  Decreased actual gross profits contributed to the decrease in amortization of VOBA for the three-month period ended March 31, 2008.  For the three-month period ended March 31, 2008, VOBA amortization included a decrease of $18.7 million due to model refinements as a result of the adoption of SFAS No. 159.  During the three-month period ended March 31, 2007, VOBA amortization included a decrease $1.2 million, resulting from updates to profitability projections due to actual changes in policies in force.

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

The following provides a summary of the operations for the Individual Protection Segment for the three-month periods ended March 31 (in 000’s):

	2008	2007
Total revenues	$ 15,982	$ 35,127
Total benefits and expenses	57,687	36,748
Loss before income tax benefit	(41,705)	(1,621)

Net loss	$ (27,074)	$ (1,019)

Total revenues were $16.0 million and $35.1 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The $19.1 million decrease was primarily attributed to a $33.4 million decrease in derivative income offset by a $6.9 million increase in net investment income and $7.2 million increase in fee income.  The decrease in derivative income resulted from the change in fair value of the derivatives embedded in the reinsurance agreement between Sun Life Vermont and SLOC.  This reinsurance agreement became effective during the fourth quarter of 2007.

Total expenses were $57.7 million and $36.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The $21.0 million increase was primarily due to a $14.2 million increase in interest expense, a $7.3 million increase in interest credited, a $5.4 million increase in other operating expenses, and a $4.3 million increase in policyowner benefits.  These increases were offset by a $10.2 million decrease in DAC amortization.  The increase in interest expense was primarily due to the $1 billion floating rate surplus note issued by Sun Life Vermont on November 8, 2007.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, group dental and group short-term and group long-term disability insurance products to small and mid-sized employers.  This segment operates in the State of New York through the Company’s subsidiary, SLNY.

The following provides a summary of operations for the Group Protection Segment for the three-month periods ended March 31 (in 000’s):

	2008	2007
Total revenues	$ 24,496	$ 11,207
Total benefits and expenses	29,248	13,117
Loss before income tax benefit	(4,752)	(1,910)

Net loss	$ (3,089)	$ (1,241)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Group Protection Segment (continued)

The Group Protection Segment had pretax loss of $4.8 million and $1.9 million for the three-month periods ended March 31, 2008 and 2007, respectively.  Total revenues for the three-month period ended March 31, 2008 increased by $13.3 million in comparison to the three-month period ended March 31, 2007.  The increase was primarily due to the SLHIC to SLNY asset transfer and the premiums assumed under the related reinsurance agreement.

Total expenses for the three-month period ended March 31, 2008 increased by $16.1 million in comparison to the three-month period ended March 31, 2007.  Of this $16.1 million increase in expenses, $12.6 million is attributable to policyowner benefits and other operating expenses assumed under the reinsurance agreement identified above, and $2.1 million from an increase in other operating expenses for direct business.  Additionally, included in expenses for the three-month period ended March 31, 2008 is $1.2 million amortization of VOBA and VOCRA, originating from the SLHIC to SLNY asset transfer.  The segment had no amortization for this same period in 2007.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the three-month periods ended
March 31 (in 000’s):

	2008	2007
Total revenues	$ 18,429	$ 16,618
Total benefits and expenses	7,525	19,091
Income (loss) before income tax expense (benefit)	10,904	(2,473)

Net income (loss)	$ 8,347	$ (339)

The Corporate Segment had pretax income (loss) of $10.9 million and $(2.5) million for the three-month periods ended March 31, 2008 and 2007, respectively.  The $13.4 million increase in pretax income was primarily attributed to an increase in the value of limited partnership investments.  The increase in total revenue was mostly offset by a decrease investment income due to the redemption of the $600 million affiliated note on May 6, 2007  The decrease in total benefits and expenses was primarily due to decrease in interest expense related to the redemption of the $600 million subordinated debenture on May 6, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES

At March 31, 2008, the Company held $20.5 billion in invested assets and cash.  Of this balance, $15.2 billion was invested in fixed-maturity securities designated as either available-for-sale ($760 million) or trading ($14.5 billion).  Of the $760 million of available-for-sale fixed maturities, securities with a fair value of $520 million were in an unrealized loss position totaling $59.7 million.  At March 31, 2008, 41% of securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.  The total unrealized loss position for such securities was $47.8 million.

In the available-for-sale fixed maturity portfolio, securities with a fair value of $33.3 million, representing 0.16 % of the total invested asset balance, were comprised of below-investment-grade or not-rated securities.  Of the total of the securities that were below-investment-grade or not-rated at March 31, 2008, securities with a fair value of $28.1 million, representing 0.14% of the total invested asset balance, were in an unrealized loss position that totaled $9.4 million.  At March 31, 2008, 79 % of these securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.

The Company’s portfolio monitoring process is designed to identify securities that may be other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from the investment and accounting functions which meets at least quarterly to review individual issues or issuers that may be of concern.  Securities included in this monitoring process include those that are designated as available-for-sale at the balance sheet date, as well as continued monitoring of those designated as available-for-sale securities that were in an unrealized loss position at December 31, 2007, prior to the Company’s adoption of the fair value option under SFAS No. 159.  The process involves a quarterly screening of all impaired securities, with particular attention paid to identify those securities whose fair value to amortized cost percentages have been less than 80% for an extended period of time.  Additionally, the Company screens all sales transactions which generated realized losses in excess of $1.5 million and 10% of amortized cost in order to identify identical securities or issuers which the Company continues to hold.  Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial condition and its near term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

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

“Impaired List”- Management has concluded that the fair value will not increase enough to recover the Company’s amortized cost and an other-than-temporary-impairment charge is recorded to income or the security is sold and a realized loss is recorded as a charge to income.  Impairments are classified as either credit-related or interest-related.  The Company categorizes impairments as credit-related if there are current concerns regarding the issuers’ ability to pay all principal and interest amounts due, according to the contractual terms of the security or if the decline in fair value of the security is driven by issuer-specific credit events.  The Company characterizes impairments as interest-related if the depression in fair value of the security was due to changes in interest rates or general credit spread widening and for which the Company has determined it no longer has the intent or ability to hold a security until recovery to amortized cost.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that the individual securities had been in an unrealized loss position at March 31, 2008.

	Less Than Twelve Months		Twelve Months Or More		Total
Corporate Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic Industry	$ 2,731	$ (33)	$ 4,866	$ (514)	$ 7,597	$ (547)
Capital Goods	4,339	(1,546)	18,349	(1,756)	22,688	(3,302)
Communications	51,686	(3,068)	25,446	(4,244)	77,132	(7,312)
Consumer Cyclical	26,629	(3,284)	23,899	(3,371)	50,528	(6,655)
Consumer Noncyclical	12,970	(295)	12,779	(1,457)	25,749	(1,752)
Energy	14,882	(230)	5,984	(223)	20,866	(453)
Finance	123,332	(16,667)	98,506	(18,672)	221,838	(35,339)
Industrial Other	451	(48)	-	-	451	(48)
Technology	484	(11)	-	-	484	(11)
Transportation	482	(14)	5,118	(655)	5,600	(669)
Utilities	46,311	(1,475)	6,069	(702)	52,380	(2,177)

Total Corporate	284,297	(26,671)	201,016	(31,594)	485,313	(58,265)

Non-Corporate
Asset Backed Securities
Collateralized Mortgage Obligations	2,649	(145)	1,842	(595)	4,491	(740)
Mortgage Backed Securities	14,577	(366)	14,929	(312)	29,506	(678)
U.S. Treasury & Agency Securities	217	(7)	-	-	217	(7)

Total Non-Corporate	17,443	(518)	16,771	(907)	34,214	(1,425)

Grand Total	$ 301,740	$ (27,189)	$ 217,787	$ (32,501)	$ 519,527	$ (59,690)

The Company’s available-for-sale fixed maturity gross unrealized position decreased $452.1 million as of March 31, 2008, as compared to December 31, 2007.  The decrease in unrealized losses was primarily due to the adoption of SFAS No. 159, under which, management adopted the fair value option for all available-for-sale fixed maturity securities attributable to certain life, health and annuity products.  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.

Deterioration in the U.S. housing market, combined with tightened lending conditions and the market’s flight to quality securities, as well as the increased likelihood of a U.S. recession, has caused credit spreads to widen considerably.  The sectors and industries most significantly impacted include mortgage originators, home builders, financial lenders, residential and commercial mortgage-backed investments, and other structured products, including consumer loan backed investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses (continued)

The sectors in the Company’s portfolio that recognized the largest unrealized losses were financial services and communication securities.  As of March 31, 2008, there were 113 securities accounting for unrealized losses of $35.3 million in the Finance sector.   Of these unrealized losses, 88.6 % were related to investment grade issues (rated AAA through BBB-).  As of March 31, 2008, there were 37 communication securities accounting for unrealized losses of $7.3 million. Of the losses, 46 % were related to investment grade issues (rated AAA through BBB-).  All securities held at March 31, 2008 were subject to the Company’s portfolio monitoring process.

The Company has exposure to sub-prime and Alt-a residential mortgage-backed securities.  Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles.  Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime, but do not conform to government-sponsored standards.  The combination of these two categories of securities is considered below prime.  The Company is not an originator of residential mortgages.  The slowing U.S. housing market and relaxed underwriting standards of some originators of below-prime loans has recently led to higher delinquency and loss rates especially within the 2006 and 2007 vintage years.  Ninety-seven percent of these below-prime investments, based upon fair value, held by the Company were either issued before 2006 or have an AAA rating.  At March 31, 2008, the Company had exposure to residential sub-prime and Alt-mortgages of $288.1 million and $144.7 million, respectively, representing approximately 2 % of the Company's total invested assets.

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

The table below provides the detail of the seven largest unrealized losses by CUSIP in the Company’s fixed maturity portfolio at March 31, 2008.  Management does not consider any of these unrealized losses to be material to the Company’s financial position at March 31, 2008.  Management's reasons for concluding that the fair value will increase enough to recover the Company’s amortized cost of these securities follow the table.

($ thousands)
Issue/Sector	Amortized Cost	Fair Value	Unrealized Loss
A. Finance	$ 8,290	$ 4,479	$ (3,811)
B. Finance	10,125	7,950	(2,175)
C. Finance	9,000	7,268	(1,732)
D. Communication	6,088	4,375	(1,713)
E. Finance	6,349	4,659	(1,680)
F. Communication	8,802	7,126	(1,676)
G. Capital Goods	5,884	4,339	(1,545)

For all of the securities discussed below, based on the Company’s credit analysis, management does not believe that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the investment.  Because the Company had and continues to have the intent and ability to hold these securities until recovery of fair value, which may be maturity, it did not consider these investments to be other-than-temporarily impaired at March 31, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses (continued)

Issue A.  The unrealized loss on Issue A is primarily due a downgrade of this security to BBB+ from A-.  The issuer has been largely impacted by the weakened mortgage market, which has resulted in higher than expected provisions for losses in its investment portfolio.  Continued weakness in the mortgage market and consumer lending is expected, but given the Issuer’s strong deposit base and liquidity framework, Issue A has the capability and resources to weather the downturn in the housing market.

Issue B.  The unrealized loss on Issue B is a result of the current difficult environment for middle investment banking and high yield markets.  In late April, 2008, Standard and Poor’s rating services downgraded issue B’s outlook to negative from stable, but at the same time affirmed its BBB+ credit rating.  Issue B reported losses in the first quarter of 2008 and in the fourth quarter of 2007.  Issue B’s investment grade rating is supported by its strong capital.

Issue C.  Issue C is one of the strongest financial institutions in the world, with a particularly strong franchise in the UK.  However, like its peers, this Issue reported losses during the fourth quarter of 2007, due to write downs of their sub prime, CDOs and leveraged loans.  Issue C is hybrid security with a low coupon and therefore was particularly hard hit by pricing volatility in the marketplace.  It is an investment grade security with a credit rating of AA.

Issue D.  Issue D is a communications company operating largely in rural markets and has been impacted by customer losses from its fixed line services to wireless and cable operators.  Also, housing weakness in certain areas of the country has cut the potential for growth.  However, this Issue may experience future cost synergies from recent acquisitions.  Issue D has a credit rating of BB.

Issue E.  The unrealized loss on Issue E, one of the nation’s leading consumer lending operations with a focus on credit cards, is due to weak consumer and housing markets.  In the past two years, Issue E made acquisitions that balance its funding mix.  The company maintains solid investment grade ratings and liquidity remains strong.

Issue F.  Issue F is a communications corporation that announced lower earnings during the fourth quarter of 2007 and forecasted its earning would decline during the first quarter of 2008.  The company remains a leader in communications technology.

Issue G.  Issue G is a manufacturer of residential and commercial building materials for use in both new construction and renovation.  The slumping housing market has resulted in declining net income and a reduction in the company's debt protection metrics.  Issue G reported losses in the fourth quarter of 2007 due to charges related to the restructuring and reduction of its workforce and project costs.

As of March 31, 2008, the remaining securities in an unrealized loss position have losses of less than $1.5 million and were subject to the same quantitative and qualitative credit analysis as the aforementioned securities. The Company expects these investments to continue to perform in accordance with their original contractual terms and the company has the intent and ability to hold these investments until recovery of the fair value up to the cost of these securities, which may be maturity.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Realized Losses

The sales of securities in the three-month period ended March 31, 2008, that were in an unrealized loss position were primarily due to actual liquidity needs that were different from anticipated liquidity needs.  Management responded by selling certain securities that were in an unrealized gain position and by reconsidering the Company’s intent to hold certain securities that were in an unrealized loss position until recovery and selling them at a loss.  The objective of these sales was to keep the portfolio optimally balanced and diversified with respect to asset mix, interest rate risk, yield, duration, and credit quality.

During the three-month period ended March 31, 2008, the Company’s realized losses related to securities that were in an unrealized loss position were insignificant.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

May 15, 2008	/s/ Robert C. Salipante
Date	Robert C. Salipante, President
(Principal Executive Officer)

May 15, 2008	/s/ Ronald H. Friesen
Date	Ronald H. Friesen , Senior Vice President and Chief Financial Officer
(Principal Financial Officer)