Form 10-Q
period 2008-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2008-08-14
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended June 30, 2008
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, and 333-139387-01

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant has 6,437 shares of common stock outstanding on August 14, 2008, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	64

Item 4.	Submission of Matters to a Vote of Security Holders	64

Item 5.	Other Information	64

Item 6.	Exhibits	65

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2008	2007

Revenues

Premiums and annuity considerations	$60,372	$30,793
Net investment (loss) income (1)	(287,224)	533,126
Net derivative (loss) income (2)	(13,873)	195,301
Net realized investment gains	3,290	4,123
Fee and other income	255,673	222,885
Subordinated notes early redemption premium	-	25,578

Total revenues	18,238	1,011,806

Benefits and Expenses

Interest credited	284,003	325,468
Interest expense	56,548	61,297
Policyowner benefits	128,165	80,089
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired (3)	(294,909)	166,285
Other operating expenses	161,402	126,028
Partnership capital securities early redemption payment	-	25,578

Total benefits and expenses	335,209	784,745

(Loss) income before income tax (benefit) expense	(316,971)	227,061

Income tax (benefit) expense	(130,837)	68,986

Net (loss) income	$(186,134)	$158,075

(1)
Net investment (loss) income includes a decrease in market value of $804.1 million and $53.3 million for the six-month periods ended June 30, 2008 and 2007, respectively, related to the Company’s trading securities.

(2)
Net derivative losses for the six-month period ended June 30, 2008 includes $166 million of income related to the Company’s adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” which is further discussed in Note 4.

(3)
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired for the six-month period ended June 30, 2008 includes $3.2 million of expenses related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 4.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the three-month periods ended June 30,

	Unaudited
	2008	2007

Revenues

Premiums and annuity considerations	$30,731	$16,143
Net investment (loss) income (1)	(10,957)	226,459
Net derivative income	66,327	204,266
Net realized investment gains (losses)	556	(1,492)
Fee and other income	128,830	111,215
Subordinated notes early redemption premium	-	25,578

Total revenues	215,487	582,169

Benefits and Expenses

Interest credited	134,876	159,058
Interest expense	25,471	25,631
Policyowner benefits	57,752	42,351
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(22,262)	91,510
Other operating expenses	83,861	56,872
Partnership capital securities early redemption payment	-	25,578

Total benefits and expenses	279,698	401,000

(Loss) income before income tax (benefit) expense	(64,211)	181,169

Income tax (benefit) expense	(37,604)	58,418

Net (loss) income	$(26,607)	$122,751

(1)
Net investment (loss) income includes a decrease in market value of $209.9 million and $62.5 million for the three-month periods ended June 30, 2008 and 2007, respectively, related to the Company’s trading securities.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
ASSETS	June 30, 2008	December 31, 2007
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $827,067 and $11,848,397 in 2008 and 2007, respectively; fair value option elected for $16,584 in 2007)	$760,894	$11,503,230
Trading fixed maturities at fair value (amortized cost of $15,231,828 and $3,938,088 in 2008 and 2007, respectively)	14,028,408	3,867,011
Mortgage loans	2,170,625	2,318,341
Derivative instruments – receivable	433,467	609,261
Limited partnerships	157,524	164,464
Real estate	203,306	201,777
Policy loans	718,310	712,633
Other invested assets	479,613	568,676
Cash and cash equivalents	609,928	1,169,701
Total investments and cash	19,562,075	21,115,094

Accrued investment income	306,565	290,363
Deferred policy acquisition costs	2,009,258	1,603,397
Value of business and customer renewals acquired	102,778	51,806
Net deferred tax asset	78,688	15,945
Goodwill	708,749	708,829
Receivable for investments sold	5,222	3,482
Reinsurance receivable	2,671,179	2,709,249
Other assets	283,606	311,999
Separate account assets	24,184,173	24,996,603

Total assets	$49,912,293	$51,806,767

LIABILITIES

Contractholder deposit funds and other policy liabilities	$17,327,853	$18,262,569
Future contract and policy benefits	839,984	823,588
Payable for investments purchased	173,525	199,210
Accrued expenses and taxes	105,598	123,065
Debt payable to affiliates	2,010,000	1,945,000
Reinsurance payable to affiliate	1,681,616	1,691,884
Derivative instruments – payable	471,881	446,640
Other liabilities	902,803	888,061
Separate account liabilities	24,184,173	24,996,603

Total liabilities	47,697,433	49,376,620

Commitments and contingencies – Note 6

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2008 and 2007	$6,437	$6,437
Additional paid-in capital	2,146,939	2,146,436
Accumulated other comprehensive loss	(33,683)	(92,403)
Retained earnings	95,167	369,677

Total stockholder’s equity	2,214,860	2,430,147

Total liabilities and stockholder’s equity	$49,912,293	$51,806,767

The accompanying notes are an integral part of the condensed consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2008	2007

Net (loss) income	$(186,134)	$158,075

Other comprehensive loss:

Change in unrealized holding losses on available- for-sale securities, net of tax and policyholder amounts (1)	(27,801)	(93,240)

Reclassification adjustments of realized investment (losses) gains into net income, net of tax (2)	(1,512)	2,078

Other comprehensive loss	(29,313)	(91,162)

Comprehensive (loss) income	$(215,447)	$66,913

(1)	Net of tax of $15.0 million and $50.8 million for the six-month periods ended June 30, 2008 and 2007, respectively.
(2)	Net of tax of $0.8 million and $1.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.

For the three-month periods ended June 30,

	Unaudited
	2008	2007

Net (loss) income	$(26,607)	$122,751

Other comprehensive loss:

Change in unrealized holding losses on available- for-sale securities, net of tax and policyholder amounts (3)	(9,838)	(97,380)

Reclassification adjustments of realized investment (losses) gains into net income, net of tax (4)	(1,402)	1,286

Other comprehensive loss	(11,240)	(96,094)

Comprehensive (loss) income	$(37,847)	$26,657

(3)	Net of tax of $5.3 million and $53.8 million for the three-month periods ended June 30, 2008 and 2007, respectively.
(4)	Net of tax of $0.8 million and $0.7 million for the three-month periods ended June 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)

For the six-month periods ended June 30, 2008 and 2007

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity

Balance at December 31, 2006	$6,437	$2,143,408	$14,030	$339,479	$2,503,354

Cumulative effect of accounting changes, net of tax				5,176	5,176
Net income				158,075	158,075
Tax benefit from stock options		1,442			1,442
Other comprehensive loss			(91,162)		(91,162)

Balance at June 30, 2007	$6,437	$2,144,850	$(77,132)	$502,730	$2,576,885

Balance at December 31, 2007	$6,437	$2,146,436	$(92,403)	$369,677	$2,430,147

Cumulative effect of accounting changes, net of tax			88,033	(88,376)	(343)
Net loss				(186,134)	(186,134)
Tax benefit from stock options		503			503
Other comprehensive loss			(29,313)		(29,313)

Balance at June 30, 2008	$6,437	$2,146,939	$(33,683)	$95,167	$2,214,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2008	2007

Cash Flows From Operating Activities:
Net (loss) income from operations	$(186,134)	$158,075
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization of premiums on investments	8,681	17,121
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(294,909)	166,285
Depreciation and amortization	3,263	2,441
Net gains on derivatives	(13,935)	(192,826)
Net realized gains on available-for-sale investments	(3,290)	(4,123)
Changes in fair value of trading investments	804,096	53,327
Net realized losses (gains) on trading investments	15,475	(3,885)
Net change in unrealized and undistributed losses (gains) in private equity limited partnerships	3,444	(15,282)
Interest credited to contractholder deposits	284,003	325,468
Deferred federal income taxes	(46,770)	11,386
Changes in assets and liabilities:
Additions to deferred policy acquisition costs and value of business and customer renewals acquired	(161,692)	(160,292)
Accrued investment income	(16,202)	15,889
Net reinsurance receivable/payable	85,838	62,206
Future contract and policy benefits	16,320	(18,244)
Other, net	82,722	(14,458)

Net cash provided by operating activities	580,910	403,088

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	67,743	2,678,449
Trading fixed maturities	1,171,461	486,358
Mortgage loans	194,060	129,781
Other invested assets	99,066	346,357
Redemption of subordinated note from affiliate	-	600,000
Purchases of:
Available-for-sale fixed maturities	(113,042)	(1,544,762)
Trading fixed maturities	(1,431,662)	(85,638)
Mortgage loans	(46,107)	(233,380)
Real estate	(3,875)	(16,770)
Other invested assets	(57,878)	(45,948)
Early redemption premium	-	25,578
Net change in other investments	(86,915)	(148,065)
Net change in policy loans	(5,677)	4,062

Net cash (used in) provided by investing activities	$(212,826)	$2,196,022

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2008	2007

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$923,830	$978,321
Withdrawals from contractholder deposit funds	(1,933,499)	(2,416,881)
Debt proceeds	65,000	-
Repayments of debt	-	(980,000)
Early redemption payment	-	(25,578)
Other, net	16,812	1,442

Net cash used in financing activities	(927,857)	(2,442,696)

Net change in cash and cash equivalents	(559,773)	156,414

Cash and cash equivalents, beginning of period	1,169,701	578,080

Cash and cash equivalents, end of period	$609,928	$734,494

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of June 30, 2008, the Company directly or indirectly owned all of the outstanding shares or member interests of SLNY; Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”); Sun Life of Canada (U.S.) SPE 97-I, Inc.; Clarendon Insurance Agency, Inc.; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Independence Life and Annuity Company (“INDY”); Sun MetroNorth, LLC and SLNY Private Placement Investment Company I, LLC.

Effective December 31, 2007, SLNY entered into a reinsurance agreement with Sun Life Assurance Company of Canada (“SLOC”), an affiliate, under which SLOC will fund a portion of the statutory reserves required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38 (“AXXX reserves”), as adopted by the National Association of Insurance Commissioners (“the NAIC”), attributable to certain individual universal life (“UL”) policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis, certain in-force policies at December 31, 2007.  Future new business also will be reinsured under this agreement.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (continued)

On October 31, 2007, the Company subscribed for $250,000 worth of shares of, and contributed $150 million of paid-in capital to, a newly formed wholly-owned subsidiary, Sun Life Vermont.  Effective November 8, 2007, Sun Life Vermont entered into a reinsurance agreement with SLOC, an affiliate of the Company, under which Sun Life Vermont has assumed the risks of certain individual UL policies issued, and to be issued, by SLOC.  A long-term financing arrangement has been established with a financial institution (the "Lender") that will enable Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, on November 8, 2007, Sun Life Vermont issued a $1 billion variable principal, floating rate surplus note (the “Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007-SUNAXXX LLC (“SUNAXXX”) affiliated with the Lender.  At June 30, 2008, the value of the Surplus Note was $1,065 million.  Pursuant to an agreement between the Lender and Sun Life Assurance Company of Canada – U.S. Operations Holdings, Inc. (“SLC – U.S. Ops Holdings”), an indirect parent of the Company, SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, has consolidated SUNAXXX in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Revised December 2003)" (“FIN 46(R)”).

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

Effective May 31, 2007, Sun Life Financial acquired Genworth Financial, Inc.’s (“Genworth’s”) U.S. Employee Benefits Group business ("EBG").  Also effective May 31, 2007, SLNY entered into a series of agreements with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), one of the acquired companies (formerly named Genworth Life and Health Insurance Company), through which the New York issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York (collectively, “the SLHIC to SLNY asset transfer”).  These agreements, in accordance with SFAS No. 141, “Business Combinations,” were treated as a transfer of net assets between entities under common control.  SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at a carrying value of approximately $72 million to SLNY, including $38.9 million of goodwill and other intangibles and policyholder and other liabilities of approximately $32 million.  As a result of these agreements, the Group Protection Segment of the Company has reflected a significant increase in business.  These agreements have allowed the Company to expand its product offerings to include group dental insurance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (continued)

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), whereby the Company is the sole beneficiary of the CARS Trust.  As of June 30, 2008, total assets and liabilities of the CARS Trust were $60.0 million and $17.0 million, respectively. As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FIN 46(R).  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s condensed consolidated financial statements.  As of June 30, 2008, the Company recorded in its condensed consolidated balance sheet $53.0 million of trading fixed maturities, $6.5 million of deferred tax, $0.5 million of accrued investment income, $16.5 million of liabilities relating to a total return swap and $0.5 million of other liabilities.  As of December 31, 2007, the Company recorded in its condensed consolidated balance sheet $53.8 million of trading fixed maturities, $2.9 million of deferred tax asset, $1.0 million of accrued investment income and $7.9 million of liabilities relating to a total return swap.

The Company has a greater than or equal to 20%, but less than 50%, interest in fourteen variable interest entities (“VIEs”) at June 30, 2008.  The Company is a creditor in seven trusts, three limited liability companies, two limited partnership and two special-purpose entities that were used to finance commercial mortgages and to franchise receivables and equipment used in utility generation.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $69.1 million and $88.4 million at June 30, 2008 and December 31, 2007, respectively.  The investments in these VIEs mature through May 2017.  Because the Company will not absorb a majority of the VIEs’ expected losses or receive a majority of the expected returns, the Company is not required to consolidate these VIEs in accordance with FIN 46(R).

All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value (the “FV option”).  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

SFAS No. 159 was adopted by the Company on January 1, 2008, and the FV option was elected for all available-for-sale fixed maturity securities attributable to certain life, health and annuity products.  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.  The adoption of the FV option does not relieve the Company from its obligation to monitor those available-for-sale securities that were in an unrealized loss position at December 31, 2007, which the Company will do through its current portfolio monitoring process.

The FV option adoption resulted in a cumulative-effect adjustment to the Company’s December 31, 2007, balance of retained earnings and accumulated other comprehensive income of $88.4 million related to the unrealized loss on investments, net of DAC, VOBA, policyholder liabilities, and tax effects.  See Note 4 for further disclosure related to the adoption of SFAS No. 159.

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions,” to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date is required to be the company's fiscal year end.  SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The Company adopted the balance sheet recognition provisions of SFAS No. 158 at December 31, 2006 and adopted the year-end measurement date provisions effective January 1, 2008.  The adoption of the year-end measurement date provisions resulted in a net of tax cumulative-effect decrease of $0.3 million to the Company’s December 31, 2007 accumulated other comprehensive income.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over, the estimated net servicing income or loss, and assess the rights for impairment or the need for an increased obligation.  The option to subsequently measure servicing rights at fair value allows entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 156 was effective for fiscal years beginning after September 15, 2006.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”  This statement amended SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125," and resolved issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."  The Company began applying SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

Accounting Standards Not Yet Adopted

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and that are not accounted for as derivative instruments.  SFAS No. 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance, such as mortgage guaranty insurance and credit insurance on trade receivables.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk management activities.  Except for certain disclosures, earlier application is not permitted.  The Company expects to adopt SFAS No. 163 on January 1, 2009, and has not yet determined the effect of SFAS No. 163 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133.  This statement amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures.  The Company expects to adopt SFAS No. 161 on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  The Company expects to adopt SFAS No. 160 on January 1, 2009, and has not yet determined the effect of SFAS No. 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141 and establishes the principles and requirements for how the acquirer in a business combination (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is useful to users of financial statements in evaluating the nature and financial effects of the business combination.  Some of the significant changes to the existing accounting guidance on business combinations made by SFAS No. 141(R) include the following:

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

SFAS No. 141(R) is effective for, and shall be applied prospectively to, business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS No. 141(R) on January 1, 2009, and has not yet determined the effect of SFAS No. 141(R) on its consolidated financial statements.

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

The Company and certain of its subsidiaries have administrative services agreements with SLOC which provide that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $17.9 million and $27.8 million for the three and six-month periods ended June 30, 2008, respectively, and $15.6 million and $27.2 million for the three and six-month periods ended June 30, 2007, respectively.

In accordance with an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $78.6 million and $160.9 million for the three and six-month periods ended June 30, 2008, respectively, and $58.3 million and $114.6 million for the three and six-month periods ended June 30, 2007, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring in December 31, 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Under these leases, the Company received rent of $2.7 million and $5.2 million for the three and six-month periods ended June 30, 2008, respectively, and $2.7 million and $5.3 million for the three and six-month periods ended June 30, 2007, respectively.  Rental income is reported as a component of net investment income.

During the six-month period ended June 30, 2008, the Company sold mortgages to SLOC with a book value of $129.5 million and a market value of $129.7 million.  The Company recorded a gain on the sales of $0.2 million for the six-month period ended June 30, 2008.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. ("SLISC"), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement amounted to approximately $5.1 million and $9.8 million for the three and six-month periods ended June 30, 2008, respectively, and $3.8 million and $7.0 million for the three and six-month periods ended June 30, 2007, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited ("SLISIL"), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $8.0 million and $15.8 million for the three and six-month periods ended June 30, 2008, respectively, and $7.0 million and $12.7 million for the three and six-month periods ended June 30, 2007, respectively.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company, serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement amounted to approximately $4.9 million and $9.8 million for the three and six-month periods ended June 30, 2008, respectively, and $5.7 million and $11.3 million for the three and six-month periods ended June 30, 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $0.5 million and $1.0 million for the three and six-month periods ended June 30, 2008, respectively, and $0.5 million and $0.9 million for the three and six-month periods ended June 30, 2007, respectively.

The Company paid $6.0 million and $10.6 million during the three and six-month periods ended June 30, 2008, respectively, and $4.1 million and $8.1 million during the three and six-month periods ended June 30, 2007, respectively, in investment management services fees to SCA.

Effective November 7, 2007, Independent Financial Marketing Group, Inc. (“IFMG”) was sold by the Company’s indirect parent, Sun Life Financial (U.S.) Holdings, Inc., and is no longer an affiliate of the Company.  IFMG will continue to distribute the Company’s products.  The Company paid $6.9 million and $13.9 million in commission fees to IFMG for the three and six-month periods ended June 30, 2007, respectively.

The Company records a tax benefit through paid-in-capital for SLF stock options issued to employees of the Company. Related to these stock options, the Company recorded tax benefits of approximately $0.3 million and $0.5 million for the three and six-month periods ended June 30, 2008, and $0.8 million and $1.4 million for the three and six-month periods ended June 30, 2007, respectively.

The Company did not make any dividend payments during the six-month periods ended June 30, 2008 and 2007.

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with its indirect parent, SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses related to RSUs of approximately $1.5 million and $2.9 million for the three and six-month periods ended June 30, 2008, respectively, and $1.3 million and $1.6 million for the three and six-month periods ended June 30, 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

In 2002, the Company issued two promissory notes with a combined total of $460 million to Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) LLC").  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  At June 30, 2008 and 2007, the Company had $80.0 million in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of approximately $1.1 million and $2.3 million for the three and six-month periods ended June 30, 2008, and $4.4 million and $11.0 million for the three and six-month periods ended June 30, 2007, respectively.

At June 30, 2008 and 2007, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company expensed $10.6 million and $21.3 million of interest on these surplus notes for the three and six-month periods ended June 30, 2008 and 2007, respectively.

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

Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  The Company expensed $5.0 million and $17.8 million for interest on these partnership capital securities for the three and six-month periods ended June 30, 2007, respectively.  The Company also earned, through the Partnership, $5.0 million and $17.8 million in interest for the three and six-month periods ended June 30, 2007, respectively.

As more fully described in Note 5, the Company is party to several reinsurance transactions with SLOC and other affiliates.

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves attributable to certain UL policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  As of June 30, 2008, SLNY held liabilities related to this reinsurance agreement consisting of contractholder deposits of $69.0 million, future contract and policy benefits of $5.2 million, a reinsurance payable to SLOC of $78.3 million and a deferred gain of $45.9 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

On October 31, 2007, the Company subscribed to $250,000 worth of shares of, and contributed $150 million of paid-in capital to, a newly formed wholly-owned subsidiary, Sun Life Vermont.  Sun Life Vermont is a Vermont-domiciled special purpose financial captive insurance company which, effective November 8, 2007, entered into a reinsurance agreement with SLOC, the Company’s affiliate, under which Sun Life Vermont assumed, and will assume, the risks of certain UL policies issued, and to be issued, by SLOC.  A long-term financing arrangement has been established with the Lender that will enable Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, on November 8, 2007, Sun Life Vermont issued a surplus note to a special-purpose entity, SUNAXXX, affiliated with the Lender.  Pursuant to an agreement between the Lender and SLC – U.S. Ops Holdings, SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, will consolidate SUNAXXX in accordance with FIN 46(R).  Sun Life Vermont has agreed to reimburse SLC – U.S. Ops Holdings for certain costs incurred in connection with the issuance of the surplus note.  Sun Life Vermont incurred interest expense of $9.0 million and $23.4 million for the three and six-month periods ended June 30, 2008, respectively.

Effective May 31, 2007, Sun Life Financial completed its acquisition of EBG.  Also effective May 31, 2007, SLNY entered into a series of agreements with SLHIC, one of the acquired companies, through which the New York-issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York.  These agreements, in accordance with SFAS No. 141, were treated as a transfer of net assets between entities under common control.  SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at a carrying value of approximately $72 million to SLNY, including $38.9 million of goodwill and other intangibles and policyholder and other liabilities of approximately $32 million.  The Group Protection Segment of the Company reflects a significant increase in business as a result of these agreements.  These agreements have allowed the Company to expand its product offerings to include group dental insurance.

As part of the SLHIC to SLNY asset transfer, SLNY received certain intangible assets totaling $31.3 million.  These included the value of distribution, VOBA, and VOCRA.  The value of distribution of $7.5 million is being amortized on a straight-line basis over its projected economic life of 25 years.  VOBA of $7.6 million is subject to amortization based upon expected premium income over the period from acquisition to the first customer renewal, generally not more than two years.  VOCRA of $16.2 million is subject to amortization based upon expected premium income over the projected life of the inforce business acquired, which is 20 years.  The Company recorded amortization for these intangible assets for the periods identified as follows (in 000’s):

	Value of Distribution	VOBA	VOCRA
Three-month period ended June 30, 2008	$76	$352	$1,685
Six-month period ended June 30, 2008	$149	$1,030	$2,245

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

On September 12, 2006, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding III, L.L.C. ("LLC III").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III.  Total interest credited for these funding agreements was $7.3 million and $19.0 million for the three and six-month periods ended June 30, 2008, respectively, and $12.9 million and $25.7 million for the three and six-month periods ended June 30, 2007, respectively. The Company also issued on September 19, 2006 a $100 million floating rate demand note payable to LLC III.  For interest on this demand note, the Company expensed $0.8 million and $2.1 million for the three and six-month periods ended June 30, 2008, respectively, and $1.4 million and $2.9 million for the three and six-month periods ended June 30, 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. ("LLC II").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $7.1 million and $18.7 million for the three and six-month periods ended June 30, 2008, respectively, and $12.7 million and $25.3 million for the three and six-month periods ended June 30, 2007, respectively.  The Company also issued on May 24, 2006 a $100 million floating rate demand note payable to LLC II.  For interest on this demand note, the Company expensed $0.8 million and $2.1 million for the three and six-month periods ended June 30, 2008, respectively, and $1.4 million and $2.8 million for the three and six-month periods ended June 30, 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10 million to LLC.  Total interest credited for these funding agreements was $7.4 million and $19.1 million for the three and six-month periods ended June 30, 2008, respectively, and $12.9 million and $25.7 million for the three and six-month periods ended June 30, 2007, respectively.  The Company also issued on June 10, 2005 a $100.0 million floating rate demand note payable to LLC.  For interest on this demand note, the Company expensed $0.8 million and $2.1 million for the three and six-month periods ended June 30, 2008, respectively, and $1.4 million and $2.9 million for the three and six-month periods ended June 30, 2007, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION

As described below, the Company conducts business primarily in three operating segments and maintains a Corporate Segment to provide for the capital needs of the three operating segments and to engage in other financing related activities.  Each segment is defined consistently with the way results are evaluated by the chief operating decision-maker.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000’s):

Six-month period ended June 30, 2008

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$(100,380)	$55,047	$51,371	$12,200	$18,238
Total benefits and expenses	147,817	117,051	53,025	17,316	335,209
Loss before income tax benefit	(248,197)	(62,004)	(1,654)	(5,116)	(316,971)
Net loss	$(143,453)	$(40,246)	$(1,075)	$(1,360)	$(186,134)

Six-month period ended June 30, 2007

Total revenues	$853,908	$63,072	$23,417	$71,409	$1,011,806
Total benefits and expenses	639,260	62,615	25,473	57,397	784,745
Income (loss) before income tax expense (benefit)	214,648	457	(2,056)	14,012	227,061
Net income (loss)	$147,376	$367	$(1,337)	$11,669	$158,075

Three-month period ended June 30, 2008

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$155,776	$39,065	$26,875	$(6,229)	$215,487
Total benefits and expenses	186,766	59,364	23,777	9,791	279,698
(Loss) income before income tax (benefit) expense	(30,990)	(20,299)	3,098	(16,020)	(64,211)
Net (loss) income	$(5,742)	$(13,172)	$2,014	$(9,707)	$(26,607)

Three-month period ended June 30, 2007

Total revenues	$487,223	$27,945	$12,210	$54,791	$582,169
Total benefits and expenses	324,471	25,867	12,356	38,306	401,000
Income (loss) before income tax expense (benefit)	162,752	2,078	(146)	16,485	181,169
Net income (loss)	$109,453	$1,386	$(96)	$12,008	$122,751

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

The impact on January 1, 2008, of adopting SFAS No. 157 was a reduction to the value of the Company’s embedded derivative liabilities of $166.1 million.  This change is primarily a result of changes to the valuation assumptions regarding policyholder behavior, primarily lapses, as well as the incorporation of risk margins and the Company’s own credit standing in the valuation of embedded derivatives.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Generally, the types of assets and liabilities utilizing Level 3 valuations are certain MBS and ABS, certain corporate debt, certain private equity investments, certain mutual fund holdings and certain derivatives, including derivatives embedded in annuity contracts and funding agreements.

Fair Value Hierarchy

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of June 30, 2008 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$-	$69,300	$6,237	$75,537
Foreign government	-	514	-	514
States and political subdivisions	-	-	-	-
U.S. Treasury and agency securities	45,871	5,147	-	51,018
Corporate securities	-	631,713	2,112	633,825
Total available-for-sale fixed maturities	45,871	706,674	8,349	760,894

Trading fixed maturities
Asset-backed securities	-	2,344,605	955,993	3,300,598
Foreign governments	-	63,715	51,488	115,203
States and political subdivisions	-	608	-	608
U.S. Treasury and agency securities	261,078	48,425	-	309,503
Corporate securities	-	10,272,154	30,342	10,302,496
Total trading fixed maturities	261,078	12,729,507	1,037,823	14,028,408

Derivative instruments - receivable	1,376	429,129	2,962	433,467
Other invested assets	446,561	-	-	446,561
Cash and cash equivalents	609,928	-	-	609,928
Total investments and cash	1,364,814	13,865,310	1,049,134	16,279,258

Other assets
Separate account assets (1) (2)	559,379	22,769,280	1,168,305	24,496,964

Total assets measured at fair value on a recurring basis	$1,924,193	$36,634,590	$2,217,439	$40,776,222

(1) Pursuant to the conditions set forth in AICPA Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” the value of separate account liabilities is set to equal the fair value for separate account assets.

(2) Excludes $312.8 million, primarily related to investment sales receivable, net of investment purchases payable, that are not subject to SFAS No. 157.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of June 30, 2008 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$-	$-	$50,569	$50,569
Guaranteed minimum accumulation benefit liability	-	-	78,364	78,364
Derivatives embedded in reinsurance contracts	-	30,378	-	30,378
Fixed Index Annuities	-	-	218,401	218,401
Total other policy liabilities	-	30,378	347,334	377,712

Derivative instruments – payable	-	455,431	16,450	471,881

Other liabilities
Negative cash	121,463	-	-	121,463

Total liabilities measured at fair value on a recurring basis	$121,463	$485,809	$363,784	$971,056

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 for the six-month period ended June 30, 2008 (in 000’s):

		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$ 4,330	$ (448)	$ (362)	$ -	$ 2,717	$ 6,237	$ -
Foreign government	-	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	9,039	(268)	-	(272)	(6,387)	2,112	-
Total available-for-sale fixed maturities	13,369	(716)	(362)	(272)	(3,670)	8,349	-

Trading fixed maturities
Asset-backed and mortgage-backed securities	1,085,287	(196,372)	-	(2,150)	69,228	955,993	(216,561)
Foreign governments	63,331	(1,622)	-	229	(10,450)	51,488	(1,623)
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,446	(9,903)	-	(4,187)	(90,014)	30,342	(7,101)
Total trading fixed maturities	1,283,064	(207,897)	-	(6,108)	(31,236)	1,037,823	(225,285)

Derivative instruments – receivable	24,073	2,812	-	(24,286)	363	2,962	2,812
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	1,320,506	(205,801)	(362)	(30,666)	(34,543)	1,049,134	(222,473)

Other assets
Separate account assets (1)	1,752,495	(107,797)	-	(42,118)	(434,275)	1,168,305	(114,959)

Total assets measured at fair value on a recurring basis	$ 3,073,001	$ (313,598)	$ (362)	$ (72,784)	$ (468,818)	$2,217,439	$ (337,432)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 for the six-month period ended June 30, 2008 (in 000’s):

		Total realized and unrealized (gains) losses
Liabilities	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 10,151	$ 27,586	$ -	$ 12,832	$ -	$ 50,569	$ 27,761
Guaranteed minimum accumulation benefit liability	22,649	43,981	-	11,734	-	78,364	44,232
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed Index Annuities	392,017	(178,305)	-	4,689	-	218,401	(153,380)
Total other policy liabilities	424,817	(106,738)	-	29,255	-	347,334	(81,387)

Derivative instruments – payable	11,627	4,823	-	-	-	16,450	4,823

Total liabilities measured at fair value on a recurring basis	$ 436,444	$ (101,915)	$ -	$ 29,255	$ -	$ 363,784	$ (76,564)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 for the three-month period ended June 30, 2008 (in 000’s):

		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$ 3,947	$ (325)	$ 109	$ -	$ 2,506	$ 6,237	$ -
Foreign government	-	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	10,211	108	(121)	(135)	(7,951)	2,112	-
Total available-for-sale fixed maturities	14,158	(217)	(12)	(135)	(5,445)	8,349	-

Trading fixed maturities
Asset-backed and mortgage-backed securities	910,432	274	-	12,878	32,409	955,993	(5,574)
Foreign governments	62,107	(169)	-	-	(10,450)	51,488	(169)
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	237,047	(5,796)	-	(39,314)	(161,595)	30,342	(4,007)
Total trading fixed maturities	1,209,586	(5,691)	-	(26,436)	(139,636)	1,037,823	(9,750)

Derivative instruments – receivable	30,000	2,801	-	(29,994)	155	2,962	2,801
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	1,253,744	(3,107)	(12)	(56,565)	(144,926)	1,049,134	(6,949)

Other assets
Separate account assets (1)	1,191,318	(87,559)	-	117,983	(53,437)	1,168,305	(85,646)

Total assets measured at fair value on a recurring basis	$ 2,445,062	$ (90,666)	$ (12)	$ 61,418	$ (198,363)	$2,217,439	$ (92,595)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 for the three-month period ended June 30, 2008 (in 000’s):

		Total realized and unrealized (gains) losses
Liabilities	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 30,885	$ 12,704	$ -	$ 6,980	$ -	$ 50,569	$ 12,860
Guaranteed minimum accumulation benefit liability	66,868	5,718	-	5,778	-	78,364	5,934
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed Index Annuities	245,719	(30,763)	-	3,445	-	218,401	(21,023)
Total other policy liabilities	343,472	(12,341)	-	16,203	-	347,334	(2,229)

Derivative instruments – payable	27,954	(11,504)	-	-	-	16,450	(11,504)

Total liabilities measured at fair value on a recurring basis	$ 371,426	$ (23,845)	$ -	$ 16,203	$ -	$ 363,784	$ (13,733)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The FV Option

SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  SFAS No. 159 permits the FV option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company adopted SFAS No. 159 as of January 1, 2008.  The Company elected to apply the provisions of SFAS No. 159 for all fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale.  At December 31, 2007 such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.

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

Investment income for both trading and available-for-sale fixed maturities is recognized when earned, including amortization of any premium or accrual of any discount, and the effect of estimated principal repayments, if applicable.  Investment income is reported as a component of net investment income in the income statement.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. REINSURANCE (CONTINUED)

Wealth Management Segment

The Wealth Management Segment manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion as of June 30, 2008 and 2007, respectively.  This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $45.0 million and $66.8 million for the three and six-month periods ended June 30, 2008, respectively, and by $36.7 million and $62.6 million for the three and six-month periods ended June 30, 2007, respectively.  The reduction of net investment income resulting from interest paid on funds withheld includes the impact from net investment income, net derivative (loss) income and net realized investment gains.  The Company also reduced interest credited by $17.6 million and $36.4 million for the three and six-month periods ended June 30, 2008, respectively, and by $19.7 million and $37.5 million for the three and six-month periods ended June 30, 2007, respectively. In addition, the Company also increased net investment income relating to an experience rating refund under the reinsurance agreement by $3.8 million and $5.4 million for the three and six-month periods ended June 30, 2008, respectively, and $3.2 million and $6.4 million for the three and six-month periods ended June 30, 2007, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

Individual Protection Segment

The Company has agreements with SLOC and several unrelated companies, which provide for reinsurance of portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”), and corporate owned life insurance (“COLI”) policies. These amounts are reinsured on either a monthly renewable or a yearly renewable term basis.  In accordance with these agreements, fee income was reduced by $6.8 million and $38.8 million for the three and six-month periods ended June 30, 2008, respectively, and by $4.0 million and $10.0 million for the three and six-month periods ended June 30, 2007, respectively.

Pursuant to a reinsurance agreement with SLOC that was effective November 8, 2007, Sun Life Vermont will fund AXXX reserves, attributable to certain UL policies sold by SLOC through its United States branch (the "Branch").  Sun Life Vermont is reinsuring, on a coinsurance basis, a 100% quota share of SLOC's risk on the UL policies covered under the reinsurance agreement.  New UL business will also be reinsured under this agreement.  Sun Life Vermont's obligations will be secured in part through a reinsurance trust and in part on a funds-withheld basis.  As of June 30, 2008, Sun Life Vermont held assumed liabilities of $649.5 million of contractholder deposits and future contract and policy benefits of $30.5 million under the reinsurance agreement and a reinsurance payable to an affiliate of $9.3 million.  At June 30, 2008, Sun Life Vermont held assets consisting of a reinsurance receivable for funds withheld of $743.7 million, and a reinsurance receivable for deferred costs of $23.1 million.  In addition, the reinsurance agreement has (decreased) increased revenues by approximately $(10.1) million and $15.1 million for the three and six-month periods ended June 30, 2008, respectively, and increased expenses by $17.0 million and $31.0 million for the three and six-month periods ended June 30, 2008, respectively.

Funds withheld assets comprised of bonds, mortgages and derivatives amounting to $743.7 million are being held in a separate trust account for the protection of policyholders and claimants of the Branch.  The assets of the trust are managed by SLOC with all of the investment returns, net of expenses, inuring to the Company.  The funds withheld asset is reported in the Company’s reinsurance receivable asset.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative was a liability of $31.5 million and $3.1 million at June 30, 2008 and December 31, 2007, respectively.  Included in net derivative loss are $12.5 million and $28.4 million losses for the three and six-month periods ended June 30, 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves attributable to certain UL policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  As of June 30, 2008, SLNY held liabilities related to this reinsurance agreement consisting of contractholder deposits of $69.0 million, future contract and policy benefits of $5.2 million, a reinsurance payable to SLOC of $78.3 million and a deferred gain of $45.9 million.  At June 30, 2008, SLNY also held $69.7 million in reinsurance receivables related to this reinsurance agreement.  In addition, the reinsurance agreement has increased revenues by approximately $3.2 million and $2.7 million for the three and six-month periods ended June 30, 2008, respectively, and decreased expenses by $2.1 million and $4.4 million for the three and six-month periods ended June 30, 2008, respectively.

Group Protection Segment

The Company, through its subsidiary, SLNY, has an agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At June 30, 2008, SLNY held policyholder liabilities related to this contract of $36.0 million.  In addition, the reinsurance agreement has increased revenues by $15.7 million and $29.0 million for the three and six-month periods ended June 30, 2008, respectively and has increased benefits and expenses by $8.4 million and $21.0 million for the three and six-month periods ended June 30, 2008, respectively.

6. COMMITMENTS AND CONTINGENCIES

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance, and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  Related to the separate account DRD, the Company recorded benefits of $6.0 million and $9.0 million for the three and six-month periods ended June 30, 2008, respectively.

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

7.  RETIREMENT PLANS

The following table sets forth the components of the net periodic pension (benefit) cost and other benefits for the six-month periods ended June 30 (in 000’s):

	2008		2007
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic pension (benefit) cost:
Service cost	$ 1,760	$ 808	$ 2,054	$ 526
Interest cost	8,308	1,666	7,878	1,391
Expected return on plan assets	(11,486)	-	(10,938)	-
Amortization of transition obligation asset	(1,046)	-	(1,046)	-
Amortization of prior service cost (credit)	168	(264)	168	(264)
Recognized net actuarial (gains) losses	(396)	458	(54)	456
Net periodic pension (benefit) cost	$ (2,692)	$ 2,668	$ (1,938)	$ 2,109
The Company’s share of net periodic pension (benefit) cost	$ (2,692)	$ 2,320	$ (1,938)	$ 1,798

The following table sets forth the components of the net periodic pension (benefit) cost and other benefits for the three-month periods ended June 30, (in 000’s):

	2008		2007
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of net periodic pension (benefit) cost:
Service cost	$ 880	$ 404	$ 1,027	$ 281
Interest cost	4,154	833	3,939	709
Expected return on plan assets	(5,743)	-	(5,469)	-
Amortization of transition obligation asset	(523)	-	(523)	-
Amortization of prior service cost (credit)	84	(132)	84	(132)
Recognized net actuarial (gains) losses	(198)	229	(27)	228
Net periodic pension (benefit) cost	$ (1,346)	$ 1,334	$ (969)	$ 1,086
The Company’s share of net periodic pension (benefit) cost	$ (1,346)	$ 1,160	$ (969)	$ 930

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at June 30, 2008 (in 000’s):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	$ 16,227,037	$ 1,841,937	67.0
Minimum income	$ 285,225	$ 69,680	60.5
Minimum accumulation and withdrawal	$ 5,538,030	$ 75,871	63.2
1   Net amount at risk represents the difference between guaranteed benefits and account balance.

The following roll-forward summarizes the change in reserve for the Company’s guaranteed minimum death and income benefit for the six-month period ended June 30, 2008 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2007	$ 39,673	$ 4,817	$ 44,490

Benefit ratio change / Assumption changes	37,219	(18)	37,201
Incurred guaranteed benefits	8,168	504	8,672
Paid guaranteed benefits	(19,341)	(842)	(20,183)
Interest	2,085	165	2,250

Balance at June 30, 2008	$ 67,804	$ 4,626	$ 72,430

The following roll-forward summarizes the change in reserve for the Company’s guaranteed minimum death and income benefit for the six-month period ended June 30, 2007 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2006	$ 39,923	$ 1,448	$ 41,371

Benefit ratio change / Assumption changes	(4,861)	3,706	(1,155)
Incurred guaranteed benefits	14,991	287	15,278
Paid guaranteed benefits	(17,545)	(4,796)	(22,341)
Interest	999	46	1,045

Balance at June 30, 2007	$ 33,507	$ 691	$ 34,198

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

Guaranteed minimum accumulation benefits (“GMABs”) and withdrawal benefits (“GMWBs”) are considered to be derivatives under SFAS No. 133 and are recorded at fair value through earnings.  Prior to the adoption of SFAS No. 157, the fair value of the embedded derivatives was calculated stochastically using risk neutral scenarios over a fifty-year projection.  Policyholder assumptions were based on experience studies and industry standards.  Consistent with the provisions of SFAS No. 157, effective January 1, 2008, the Company began incorporating risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.  The net balance of GMABs and GMWBs constituted a liability in the amount of $128.9 million and $37.4 million at June 30, 2008 and December 31, 2007, respectively.

9. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Life Insurance Company (“Keyport”) on November 1, 2001 and the transfer of goodwill to SLNY, based on the SLHIC to SLNY asset transfer, effective May 31, 2007.  Goodwill obtained in connection with the purchase of Keyport is allocated to the Wealth Management Segment.  Goodwill obtained through the SLHIC to SLNY asset transfer is allocated to the Group Protection Segment.  During the second quarter of 2008, the Company completed its analysis of goodwill related to the SLHIC to SLNY asset transfer.  As a result, the value of business and customer relationships acquired increased, and goodwill decreased, by $0.1 million.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2008 and concluded that these assets were not impaired.

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

Condensed Consolidating Statements of Operations
For the six-month period ended June 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$8,667	$51,705	$-	$-	$60,372
Net investment (loss) income	(296,607)	390	8,993	-	(287,224)
Net derivative income (loss)	12,224	(1,988)	(24,109)	-	(13,873)
Net realized investment gains (losses)	3,235	73	(18)	-	3,290
Fee and other income	231,024	4,799	19,850	-	255,673

Total revenues	(41,457)	54,979	4,716	-	18,238

Benefits and Expenses

Interest credited	246,884	21,269	15,850	-	284,003
Interest expense	33,650	(461)	23,359	-	56,548
Policyowner benefits	80,573	37,316	10,276	-	128,165
Amortization of DAC, VOBA and VOCRA	(276,926)	(14,382)	(3,601)	-	(294,909)
Other operating expenses	122,935	23,505	14,962	-	161,402

Total benefits and expenses	207,116	67,247	60,846	-	335,209

Loss before income tax benefit	(248,573)	(12,268)	(56,130)	-	(316,971)

Income tax benefit	(106,400)	(4,697)	(19,740)	-	(130,837)
Equity in the net loss of subsidiaries	(43,961)	-	-	43,961	-

Net loss	$(186,134)	$(7,571)	$(36,390)	$43,961	$(186,134)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the six-month period ended June 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$8,408	$22,385	$-	$-	$30,793
Net investment income	463,081	48,455	22,035	(445)	533,126
Net derivative income	194,856	-	-	445	195,301
Net realized investment gains (losses)	3,203	951	(31)	-	4,123
Fee and other income	209,675	11,850	1,360	-	222,885
Subordinated notes early redemption premium	-	-	25,578	-	25,578

Total revenues	879,223	83,641	48,942	-	1,011,806

Benefits and Expenses

Interest credited	297,446	26,594	1,428	-	325,468
Interest expense	43,531	-	17,763	3	61,297
Policyowner benefits	56,796	21,838	1,455	-	80,089
Amortization of DAC and VOBA	158,001	8,284	-	-	166,285
Other operating expenses	110,638	15,016	377	(3)	126,028
Partnership capital securities early redemption payment	-	-	25,578	-	25,578

Total benefits and expenses	666,412	71,732	46,601	-	784,745

Income before income tax expense	212,811	11,909	2,341	-	227,061

Income tax expense	64,435	3,913	638	-	68,986
Equity in the net income of subsidiaries	9,699	-	1,203	(10,902)	-

Net income	$158,075	$7,996	$2,906	$(10,902)	$158,075

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended June 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$3,968	$26,763	$-	$-	$30,731
Net investment (loss) income	(24,847)	17,004	(3,114)	-	(10,957)
Net derivative income	55,974	618	9,735	-	66,327
Net realized investment gains (losses)	510	73	(27)	-	556
Fee and other income	125,695	(359)	3,494	-	128,830

Total revenues	161,300	44,099	10,088	-	215,487

Benefits and Expenses

Interest credited	116,793	9,785	8,298	-	134,876
Interest expense	16,933	(501)	9,039	-	25,471
Policyowner benefits	37,312	15,798	4,642	-	57,752
Amortization of DAC, VOBA and VOCRA	(26,401)	4,778	(639)	-	(22,262)
Other operating expenses	67,707	8,971	7,183	-	83,861

Total benefits and expenses	212,344	38,831	28,523	-	279,698

(Loss) income before income tax (benefit) expense	(51,044)	5,268	(18,435)	-	(64,211)

Income tax (benefit) expense	(32,652)	1,551	(6,503)	-	(37,604)
Equity in the net loss of subsidiaries	(8,215)	-	-	8,215	-

Net (loss) income	$(26,607)	$3,717	$(11,932)	$8,215	$(26,607)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended June 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$4,300	$11,843	$-	$-	$16,143
Net investment income	194,844	24,493	7,322	(200)	226,459
Net derivative income	204,066	-	-	200	204,266
Net realized investment (losses) gains	(1,298)	72	(266)	-	(1,492)
Fee and other income	104,535	5,955	725	-	111,215
Subordinated notes early redemption premium	-	-	25,578	-	25,578

Total revenues	506,447	42,363	33,359	-	582,169

Benefits and Expenses

Interest credited	145,407	13,122	529	-	159,058
Interest expense	20,654	-	4,974	3	25,631
Policyowner benefits	29,121	11,801	1,429	-	42,351
Amortization of DAC and VOBA	86,951	4,559	-	-	91,510
Other operating expenses	49,623	7,063	189	(3)	56,872
Partnership capital securities early redemption payment	-	-	25,578	-	25,578

Total benefits and expenses	331,756	36,545	32,699	-	401,000

Income before income tax expense	174,691	5,818	660	-	181,169

Income tax expense	56,333	1,909	176	-	58,418
Equity in the net income of subsidiaries	4,393	-	455	(4,848)	-

Net income	$122,751	$3,909	$939	$(4,848)	$122,751

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at June 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$531,107	$171,742	$58,045	$-	$760,894
Trading fixed maturities at fair value	11,810,507	1,081,762	1,136,139	-	14,028,408
Investment in subsidiaries	506,884	-	-	(506,884)	-
Mortgage loans	1,980,301	169,546	20,778	-	2,170,625
Derivative instruments – receivable	424,026	-	9,441	-	433,467
Limited partnerships	157,524	-	-	-	157,524
Real estate	158,853	-	44,453	-	203,306
Policy loans	692,998	112	25,200	-	718,310
Other invested assets	416,451	63,162	-	-	479,613
Cash and cash equivalents	436,497	67,945	105,486	-	609,928
Total investments and cash	17,115,148	1,554,269	1,399,542	(506,884)	19,562,075

Accrued investment income	276,731	13,675	16,159	-	306,565
Deferred policy acquisition costs	1,806,185	144,777	58,296	-	2,009,258
Value of business and customer renewals acquired	89,903	12,875	-	-	102,778
Net deferred tax asset	226,618	5,052	-	(152,982)	78,688
Goodwill	658,051	45,087	5,611	-	708,749
Receivable for investments sold	4,326	527	369	-	5,222
Reinsurance receivable	1,832,908	75,648	762,623	-	2,671,179
Other assets	244,560	36,012	3,034	-	283,606
Separate account assets	23,252,378	872,913	58,882	-	24,184,173

Total assets	$45,506,808	$2,760,835	$2,304,516	$(659,866)	$49,912,293

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,369,895	1,241,897	716,061	-	17,327,853
Future contract and policy benefits	714,768	93,488	31,728	-	839,984
Payable for investments purchased	161,781	11,316	428	-	173,525
Accrued expenses and taxes	104,687	13,126	(12,215)	-	105,598
Deferred tax liability	-	-	152,982	(152,982)	-
Debt payable to affiliates	945,000	-	1,065,000	-	2,010,000
Reinsurance payable to affiliate	1,557,424	124,192	-	-	1,681,616
Derivative instruments – payable	471,644	-	237	-	471,881
Other liabilities	714,371	101,456	86,976	-	902,803
Separate account liabilities	23,252,378	872,913	58,882	-	24,184,173

Total liabilities	43,291,948	2,458,388	2,100,079	(152,982)	47,697,433

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,146,939	239,963	209,799	(449,762)	2,146,939
Accumulated other comprehensive loss	(33,683)	(12,041)	(2,789)	14,830	(33,683)
Retained earnings	95,167	72,425	(5,115)	(67,310)	95,167

Total stockholder’s equity	2,214,860	302,447	204,437	(506,884)	2,214,860

Total liabilities and stockholder’s equity	$45,506,808	$2,760,835	$2,304,516	$(659,866)	$49,912,293

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the six-month period ended June 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net loss from operations	$(186,134)	$(7,571)	$(36,390)	$43,961	$(186,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	8,664	962	(945)	-	8,681
Amortization of DAC, VOBA and VOCRA	(276,926)	(14,382)	(3,601)	-	(294,909)
Depreciation and amortization	2,681	156	426	-	3,263
Net (gains) losses on derivatives	(36,247)	1,988	20,324	-	(13,935)
Net realized gains on available-for-sale investments	(3,235)	(73)	18	-	(3,290)
Changes in fair value of trading investments	708,730	36,453	58,913	-	804,096
Net realized losses (gains) on trading investments	18,320	421	(3,266)		15,475
Net change in unrealized and undistributed gains in private equity limited partnerships	3,444	-	-	-	3,444
Interest credited to contractholder deposits	246,884	21,269	15,850	-	284,003
Deferred federal income taxes	(43,594)	(2,033)	(1,143)	-	(46,770)
Equity in net loss of subsidiaries	43,961	-	-	(43,961)	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(113,219)	(9,073)	(39,400)	-	(161,692)
Accrued investment income	(7,999)	1,570	(9,773)	-	(16,202)
Net reinsurance receivable/payable	144,416	55,824	(114,402)	-	85,838
Future contract and policy benefits	8,111	411	7,798	-	16,320
Other, net	21,890	(4,691)	65,523	-	82,722

Net cash provided by (used in) operating activities	539,747	81,231	(40,068)	-	580,910

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	59,744	4,965	3,034	-	67,743
Trading fixed maturities	917,506	132,419	121,536	-	1,171,461
Mortgage loans	189,129	4,859	72	-	194,060
Other invested assets	93,095	5,971	-	-	99,066
Purchases of:
Available-for-sale fixed maturities	(76,367)	(1,684)	(34,991)	-	(113,042)
Trading fixed maturities	(558,557)	(139,165)	(733,940)	-	(1,431,662)
Mortgage loans	(22,907)	(4,200)	(19,000)	-	(46,107)
Real estate	(3,626)	-	(249)	-	(3,875)
Other invested assets	(57,878)	-	-	-	(57,878)
Net change in other investments	(80,944)	(5,971)	-	-	(86,915)
Net change in policy loans	(6,899)	6	1,216	-	(5,677)

Net cash provided by (used in) investing activities	$452,296	$(2,800)	$(662,322)	$-	$(212,826)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the six-month period ended June 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$744,688	$119,813	$59,329	$-	$923,830
Withdrawals from contractholder deposit funds	(1,740,875)	(187,865)	(4,759)	-	(1,933,499)
Debt proceeds	-	-	65,000	-	65,000
Other, net	25,147	(8,335)	-	-	16,812

Net cash (used in) provided by financing activities	(971,040)	(76,387)	119,570	-	(927,857)

Net change in cash and cash equivalents	21,003	2,044	(582,820)	-	(559,773)

Cash and cash equivalents, beginning of period	415,494	65,901	688,306	-	1,169,701

Cash and cash equivalents, end of period	$436,497	$67,945	$105,486	$-	$609,928

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the six-month period ended June 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$158,075	$7,996	$2,906	$(10,902)	$158,075
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	15,721	1,078	322	-	17,121
Amortization of DAC and VOBA	158,001	8,284	-	-	166,285
Depreciation and amortization	2,037	-	404	-	2,441
Net gains on derivatives	(192,382)	-	-	(444)	(192,826)
Net realized (gains) losses on available-for-sale investments	(3,203)	(951)	31	-	(4,123)
Changes in fair value of trading investments	53,327	-	-	-	53,327
Net realized gains on trading investments	(3,885)	-	-	-	(3,885)
Net change in unrealized and undistributed gains in private equity limited partnerships	(15,282)	-	-	-	(15,282)
Interest credited to contractholder deposits	297,446	26,594	1,428	-	325,468
Deferred federal income taxes	2,485	8,832	69	-	11,386
Equity in net income of subsidiaries	(9,699)	-	(1,203)	10,902	-
Changes in assets and liabilities:
Additions to DAC	(145,007)	(15,285)	-	-	(160,292)
Accrued investment loss	7,006	432	8,451	-	15,889
Net reinsurance receivable/payable	61,006	50	-	1,150	62,206
Future contract and policy benefits	(20,634)	2,135	255	-	(18,244)
Other, net	(16,970)	1,653	1,565	(706)	(14,458)

Net cash provided by operating activities	348,042	40,818	14,228	-	403,088

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	2,411,630	205,628	61,191	-	2,678,449
Trading fixed maturities	486,358	-	-	-	486,358
Mortgage loans	105,158	24,623	-	-	129,781
Other invested assets	336,849	9,508	-	-	346,357
Redemption of subordinated note from affiliate	-	-	600,000		600,000
Purchases of:
Available-for-sale fixed maturities	(1,406,393)	(127,198)	(11,171)	-	(1,544,762)
Trading fixed maturities	(85,638)	-	-	-	(85,638)
Mortgage loans	(208,545)	(24,835)	-	-	(233,380)
Real estate	(930)	-	(15,840)	-	(16,770)
Other invested assets	(45,948)	-	-	-	(45,948)
Early redemption premium	-	-	25,578	-	25,578
Net change in other investments	(138,578)	(9,487)	-	-	(148,065)
Net change in policy loans	(5,678)	(27)	9,767	-	4,062

Net cash provided by investing activities	$1,448,285	$78,212	$669,525	$-	$2,196,022

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the six-month period ended June 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$880,812	$100,665	$-	$(3,156)	$978,321
Withdrawals from contractholder deposit funds	(2,214,175)	(194,619)	(11,243)	3,156	(2,416,881)
Additional capital (contributed) received	(6,120)	-	6,120	-	-
Repayments of debt	(380,000)	-	(600,000)	-	(980,000)
Early redemption payment	-	-	(25,578)	-	(25,578)
Other, net	1,442	-	-	-	1,442

Net cash used in financing activities	(1,718,041)	(93,954)	(630,701)	-	(2,442,696)

Net change in cash and cash equivalents	78,286	25,076	53,052	-	156,414

Cash and cash equivalents, beginning of period	513,190	54,231	10,659	-	578,080

Cash and cash equivalents, end of period	$591,476	$79,307	$63,711	$-	$734,494

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) (“the Company”), elects to omit the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Consolidated Statements of Operations between the six-month periods ended June 30, 2008 and June 30, 2007.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007:

Net Income

The Company’s net (loss) income was $(186.1) million and $158.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.  (Loss) income before income taxes was $(317.0) million and $227.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The significant changes are described below.

REVENUES

Total revenues were $18.2 million and $1,011.8 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The decrease of $993.6 million was primarily due to the following:

Premium and annuity considerations - were $60.4 million and $30.8 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $29.6 million increase was primarily attributable to a $16.3 million increase in group disability premiums, a $5.4 million increase in group health premiums, a $5.0 million increase in group life premium and a $2.9 million increase in group stop loss premiums.  The increases in the group line of business were primarily due to a reinsurance agreement between the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”) and Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate.

Net investment (loss) income - was $(287.2) million and $533.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership income, was $520.3 million and $567.3 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The decrease of $47.0 million during 2008, as compared to 2007, was the result of a decrease in average invested assets which decreased investment income by $69.9 million, offset by a higher average investment yield which increased investment income by $22.9 million.  Investment losses related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments were $807.5 million and $34.2 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The change in the market value of the trading portfolio is primarily related to widening credit spreads that are greater than the overall decrease in risk free rates, as well as the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” under which, the Company elected the fair value option for all fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale (the “FV option”).  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.

Net derivative (loss) income - was $(13.9) million and $195.3 million for the six-month periods ended June 30, 2008 and 2007, respectively.  Derivative loss in 2008 primarily represent fair value changes of interest rate swaps resulting from decreasing interest rates and the net interest received or paid on swap agreements.  Generally, as interest rates decline, the market value of the Company's interest rate swaps decreases.  This is due to the fact that in most instances the Company is paying a fixed interest rate and receiving a floating rate on the swaps.

The $13.9 million derivative loss for the six-month period ended June 30, 2008 includes $166.1 million of derivative income related to the decrease in the value of embedded derivative liabilities. The decrease in the value of embedded derivatives was due to the Company’s adoption of SFAS No. 157, “Fair Value Measurement.”  This change is primarily a result of changes to the valuation assumptions regarding policyholder behavior, primarily lapses, as well as the incorporation of risk margins and the Company’s own credit standing in the valuation of embedded derivatives.

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

Net derivative (loss) income consisted of the following (in 000’s):

	Six-month periods ended June 30,
	2008	2007
Net (expense) income on swap agreements	$ (20,056)	$ 7,323
Change in fair value of swap agreements (interest rate, currency, and equity)	(43,635)	161,699
Change in fair value of options, futures and embedded derivatives	49,818	26,279

Net derivative (loss) income	$ (13,873)	$ 195,301

Net realized investment gains - were $3.3 million and $4.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.

Fees and other income – were $255.7 million and $222.9 million for the six-month periods ended June 30, 2008 and 2007, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges and rider fees combined were $161.5 million and $148.3 million for the six-month periods ended June 30, 2008 and 2007, respectively.  Variable product fees represented 1.33% and 1.35% of the average variable annuity separate account balances for the six-month periods ended June 30, 2008 and 2007, respectively.  Average separate account assets were $24.3 billion and $22.0 billion for the six-month periods ended June 30, 2008 and 2007, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $10.9 million and $11.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees and administrative service fees.  Other income was $83.3 million and $63.4 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $19.9 million increase in other income was primarily related to the reinsurance agreement between the Company’s subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), and Sun Life Assurance Company of Canada (“SLOC”), an affiliate.

Subordinated notes early redemption premium – was the premium received from Sun Life of Canada (U.S.) Holding, Inc. (the “Parent”) in connection with the early redemption of a $600 million subordinated note. The early redemption premium was $25.6 million for the six-month period ended June 30, 2007.  See corresponding early redemption payment described below under “Partnership capital securities early redemption payment”.

BENEFITS AND EXPENSES

Total benefits and expenses were $335.2 million and $784.7 million for the six-month periods ended June 30, 2008 and 2007, respectively. The decrease of $449.5 million was primarily due to the following:

Interest credited - to policyholders was $284.0 million and $325.5 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The decrease of $41.5 million was the result of a lower average crediting rate, decreasing interest credited by $21.6 million, coupled with lower average policyholder balances, which decreased interest credited by $19.9 million.

Interest expense - was $56.5 million and $61.3 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $4.8 million decrease in interest expense was primarily due to a $26.5 million decrease related to the redemption of $600 million of partnership capital securities and $380 million of promissory notes in May, 2007, offset by a $23.4 million increase related to a variable funding note that the Company issued in November, 2007.  At June 30, 2008, this note had a balance of $1,065 million.

Policyholder benefits - were $128.2 million and $80.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $48.1 million increase in 2008 compared to 2007 was primarily due to a $34.5 million increase in reserves, an $18.8 million increase in health benefits due to the reinsurance, renewal rights and administrative services agreements between SLHIC and SLNY (collectively, the “SLHIC to SLNY asset transfer”), a $4.0 million increase in death benefits, offset by $9.2 million in annuity payments and surrender benefits.  The increase in reserves was mainly attributable to reserves for guaranteed minimum death benefits on variable annuity products as a result of the changes in the unit values of policyholders’ separate account balances.

Other operating expenses - were $161.4 million and $126.0 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $35.4 million increase in 2008 compared to 2007 was primarily due to a $29.8 million increase in operating expenses and commissions due primarily to the reinsurance agreements between SLNY and SLHIC, and between Sun Life Vermont and SLOC.  The increase was also attributable to a $5.6 million increase in premium taxes related to BOLI sales.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization expense was $(244.0) million and $160.2 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $404.2 million decrease in amortization expense in 2008 as compared to 2007 is primarily due to the $804.1 million of decrease in value of fixed maturity investments the Company experienced during the period, which, under the FV option were recorded through the statement of operations.  Prior to the adoption of the FV option for the fixed maturity investments, the effect of these market value changes on DAC was shown as a component of other comprehensive income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

For the six-month period ended June 30, 2008, DAC amortization also included an increase of $102.6 million resulting from updates to profitability projections due to actual changes in policies in force, including a decrease in actual fund growth as compared with estimated fund growth in the Company’s variable annuities portfolio, which reduced projected future profits.  During the six-month period ended June 30, 2007, increased gross profit contributed to  amortization expense of $255.2 million, partially offset by a decrease of $63.5 million resulting from updates to profitability projections due to actual changes in policies in force.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport Life Insurance Company (i.e. November 1, 2001) and the effective date of the SLHIC to SLNY asset transfer (i.e. May 31, 2007).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization was $(50.9) million and $6.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The change in amortization expense in 2008 as compared to 2007 was primarily due to decreased actual gross profits which decreased amortization expense by about $31.4 million for the six-month period ended June 30, 2008.  For the six-month period ended June 30, 2008, VOBA amortization included a decrease of $17.7 million due to model refinements as a result of the adoption of SFAS No. 159.  During the six-month period ended June 30, 2007, increased gross profit contributed to an increase in amortization expense by $7.7 million.  Additionally, for the six-month period ended June 30, 2007, VOBA amortization included a decrease of $0.5 million, resulting from updates to profitability projections due to actual changes in policies in force.

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

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”), an affiliate.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III.  Total interest credited for these funding agreements was $19.0 million and $25.7 million for the six-month periods ended June 30, 2008 and 2007, respectively. The Company also issued on September 19, 2006 a $100 million floating rate demand note payable to LLC III.  The Company expensed $2.1 million and $2.9 million for interest on this demand note for the six-month periods ended June 30, 2008 and 2007, respectively.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”), an affiliate.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $18.7 million and $25.3 million for the six-month periods ended June 30, 2008 and 2007, respectively. The Company also issued on May 24, 2006 a $100 million floating rate demand note payable to LLC II.  The Company expensed $2.1 million and $2.8 million for interest on this demand note for the six-month periods ended June 30, 2008 and 2007, respectively.

On June 3, 2005, and June 29, 2005, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC"), an affiliate.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10 million to LLC.  Total interest credited for these funding agreements was $19.1 million and $25.7 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The Company also issued on June 10, 2005 a $100.0 million floating rate demand note payable to LLC.  The Company expensed $2.1 million and $2.9 million for interest on this demand note for the six-month periods ended June 30, 2008 and 2007, respectively.

Other - The Wealth Management Segment currently manages a closed block of single premium whole life ("SPWL") insurance policies a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion as of June 30, 2008 and 2007, respectively.  This entire block of business is reinsured on a funds withheld basis with SLOC.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

By reinsuring the SPWL product, the Company reduced net investment income by $66.8 million and $62.6 million, and interest credited by $36.4 million and $37.5 million for the six-month periods ended June 30, 2008 and 2007, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement, by $5.4 million and $6.4 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

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

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), whereby the Company is the sole beneficiary of the CARS Trust.  As of June 30, 2008, total assets and liabilities of the CARS Trust were $60.0 million and $17.0 million, respectively. As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Revised December 2003).”  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s condensed consolidated financial statements. As of June 30, 2008, the Company recorded in its condensed consolidated balance sheets $53.0 million of trading fixed maturities, $6.5 million of deferred tax assets, $0.5 million of accrued investment income, $16.5 million of liabilities relating to a total return swap, and $0.5 million of other liabilities.  As of December 31, 2007, the Company recorded in its condensed consolidated balance sheets $53.8 million of trading fixed maturities, $2.9 million of deferred tax assets, $1.0 million of accrued investment income and $7.9 million of liabilities relating to a total return swap.

The following is a summary of operations for the Wealth Management Segment for the six-month periods ended June 30 (in 000’s):

	2008	2007
Total revenues	$ (100,380)	$ 853,908
Total benefits and expenses	147,817	639,260
(Loss) income before income taxes	(248,197)	214,648

Net (loss) income	$ (143,453)	$ 147,376

Pre-tax (loss) income was $(248.2) million and $214.6 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The significant changes are described below.

REVENUES

Total revenues were $(100.4) million and $853.9 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The decrease of $954.3 million was primarily due to the following:

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES (continued)

Net investment (loss) income - was $(306.6) million and $466.6 million for the six-month periods ended June 30, 2008 and 2007, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership income, was $423.8 million and $516.0 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The decrease of $92.2 million during 2008, as compared to 2007, was the result of a decrease in average invested assets which decreased investment income by $88.8 million and a lower average investment yield which decreased investment income by $3.4 million.  Investment losses related to changes in the market value of securities in the trading portfolio was $730.4 million and $49.4 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The change in the market value of the trading portfolio is primarily related to widening credit spreads that are greater than the overall decrease in risk free rates, as well as the adoption of SFAS No. 159, under which the Company adopted the FV option for all available-for-sale fixed maturity securities attributable to certain annuity products.

Net derivative income - was $8.5 million and $198.0 million for the six-month periods ended June 30, 2008 and 2007, respectively.  Derivative income for the six-month period ended June 30, 2008, primarily represents fair value changes of interest rate swaps, resulting from decreasing interest rates, and fair value changes of equity derivatives due to declining equity markets.  Derivative income for the six-month period ended June 30, 2008 includes $166.1 million derivative income related to the decrease in the value of embedded derivatives which was due to the adoption of SFAS No. 157 on January 1, 2008.

Net derivative income for the Wealth Management Segment for the six-month periods ended June 30 consisted of the following (in 000’s):

	2008	2007
Net (expense) income on swap agreements	$ (18,607)	$ 5,283
Change in fair value of swap agreements (interest rate, currency, and equity)	(50,736)	166,425
Change in fair value of options, futures and embedded derivatives	77,887	26,279

Total derivative income	$ 8,544	$ 197,987

Net realized investment gains - were $0.9 million and $2.6 million for the six-month periods ended June 30, 2008 and 2007, respectively.

Fees and other income – were $187.7 million and $177.7 million for the six-month periods ended June 30, 2008 and 2007, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $140.8 million and $133.4 million for the six-month periods ended June 30, 2008 and 2007, respectively.  Variable product fees represented 1.70% and 1.59% of the average variable annuity separate account balances at June 30, 2008 and 2007, respectively.  Average separate account assets were $16.6 billion and $16.7 billion for the six-month periods ended June 30, 2008 and 2007, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $10.9 million and $11.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES (continued)

Other income primarily represents fees charged for investment advisory services, asset participation fees and administrative service fees.  Other income was $36.0 million and $33.2 million for the six-month periods ended June 30, 2008 and 2007, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $147.8 million and $639.3 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The decrease of $491.5 million was primarily due to the following:

Interest credited - to policyholders was $258.7 million and $312.8 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The decrease of $54.1 million was the result of a decrease in the average interest credited rate which decreased interest credited by $35.0 million, coupled with a lower average policyholder balance which decreased interest credited by $19.1 million.

Interest expense - was $21.4 million and $32.2 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $10.8 million decrease in interest expense was primarily due to $8.7 million decrease related to the redemption of a $380 million promissory note on May 27, 2007 and a $2.2 million decrease in interest related to the floating rate demand notes.

Policyholder benefits - were $79.5 million and $57.3 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $22.2 million increase in 2008 compared to 2007 was primarily due to a $27.7 million increase in reserves and a $3.2 million increase in death benefits offset by an $8.4 million decrease in annuity payments.  The increase in reserves was mainly attributable to reserves for guaranteed minimum death benefits on variable annuity products as a result of the changes in the unit values of policyholders’ separate account balances.

Other operating expenses - were $77.4 million and $74.0 million for the six-month periods ended June 30, 2008 and 2007, respectively.   The $3.4 million increase was due primarily to increase in commissions.

Amortization of DAC - was $(235.0) million and $156.9 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $391.9 million decrease in amortization expense in 2008 as compared to 2007 is primarily due to a $730.5 million decrease in the value of fixed maturity investments the Company experienced during the period, which, under the FV option, were recorded through the statement of operations.  Prior to the Company’s adoption of the FV option for its fixed maturity investments, the effect of these market value changes on DAC was shown as a component of other comprehensive income.

For the six-month period ended June 30, 2008, DAC amortization also included an increase of $111.4 million resulting from updates to profitability projections due to actual changes in policies in force, including a decrease in actual fund growth as compared with estimated fund growth in the Company’s variable annuities portfolio, which reduced projected future profits.  For the six-month period ended June 30, 2007, DAC amortization included a decrease of $61.7 million resulting from updates to profitability projections due to actual changes in policies in force and recent equity markets, and interest rate experience.  Offsetting this decrease in part was DAC amortization of $246.6 million for the six month period ended June 30, 2007 which was due to an increase in actual gross profits.

Amortization of VOBA - was $(54.2) million and $6.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.  Decreased actual gross profits contributed to the decrease in amortization of VOBA for the six-month period ended June 30, 2008.  For the six-month period ended June 30, 2008, VOBA amortization included a decrease of $17.7 million due to model refinements as a result of the adoption of SFAS No. 159.  During the six-month period ended June 30, 2007, VOBA amortization included a decrease of $0.5 million, resulting from updates to profitability projections due to actual changes in policies in force.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Individual Protection Segment

The Individual Protection Segment primarily markets variable life insurance products, including variable universal life ("VUL") products marketed to individuals, corporate-owned life insurance ("COLI") and bank-owned life insurance (“BOLI”).  VUL products allow for flexible premiums, and the policyholder directs how the cash value is invested and bears the investment risk.

The following provides a summary of the operations for the Individual Protection Segment for the six-month periods ended June 30 (in 000’s):

	2008	2007
Total revenues	$ 55,047	$ 63,072
Total benefits and expenses	117,051	62,615
(Loss) income before income taxes	(62,004)	457

Net (loss) income	$ (40,246)	$ 367

Total revenues were $55.0 million and $63.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $8.1 million decrease was attributable to decreases of $21.7 million and $7.4 million in derivative income and net investment income, respectively.  These decreases were partially offset by a $21.2 million increase in fee income.  The decrease in derivative income resulted primarily from the change in fair value of the derivatives embedded in the reinsurance agreement between Sun Life Vermont and SLOC, which became effective during the fourth quarter of 2007.

Total expenses were $117.1 million and $62.6 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $54.5 million increase was primarily due to a $23.2 million increase in interest expense, a $12.6 million increase in interest credited, a $21.6 million increase in other operating expenses, and a $9.1 million increase in policyowner benefits.  These increases were slightly offset by a $12.3 million decrease in DAC amortization.  The increase in interest expense was due to the floating rate surplus note issued by Sun Life Vermont on November 8, 2007.  At June 30, 2008, this note had a balance of $1,065 million.  The increases in other items are primarily due to the amounts resulting from the reinsurance agreement between Sun Life Vermont and SLOC and increases in BOLI sales.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, group dental and group short-term and long-term disability insurance products to small and mid-sized employers.  This segment operates in the State of New York through the Company’s subsidiary, SLNY.

The following provides a summary of operations for the Group Protection Segment for the six-month periods ended June 30 (in 000’s):

	2008	2007
Total revenues	$ 51,371	$ 23,417
Total benefits and expenses	53,025	25,473
Loss before income taxes	(1,654)	(2,056)

Net loss	$ (1,075)	$ (1,337)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Group Protection Segment (continued)

The Group Protection Segment had pretax loss of $1.7 million and $2.1 million for the six-month periods ended June 30, 2008 and 2007, respectively.  Total revenues for the six-month period ended June 30, 2008 increased by $28.0 million in comparison to the six-month period ended June 30, 2007.  The increase was primarily due to the SLHIC to SLNY asset transfer and the premiums assumed under the related reinsurance agreement.

Total expenses for the six-month period ended June 30, 2008 increased by $27.6 million in comparison to the six-month period ended June 30, 2007.  Of this $27.6 million increase in expenses, $21.4 million is attributable to policyowner benefits and other operating expenses assumed under the reinsurance agreement between SLHIC and SLNY, and $6.2 million from an increase in other operating expenses for direct business.  Additionally, included in direct expenses for the six-month period ended June 30, 2008 is $3.3 million amortization of VOBA and VOCRA, resulting from the SLHIC to SLNY asset transfer.  The segment had no amortization for this same period in 2007.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the six-month periods ended June 30 (in 000’s):

	2008	2007
Total revenues	$ 12,200	$ 71,409
Total benefits and expenses	17,316	57,397
(Loss) income before income taxes	(5,116)	14,012

Net (loss) income	$ (1,360)	$ 11,669

The Corporate Segment had pretax (loss) income of $(5.1) million and $14.0 million for the six-month periods ended June 30, 2008 and 2007, respectively.  The $19.1 million decrease in pretax income was primarily attributable to a decrease in the value of limited partnership investments.  The decrease in total revenue was due to a decrease in investment income related to the limited partnership investments and to the redemption of the $600 million affiliated note on May 6, 2007.  The decrease in total revenue was partially offset by a decrease in total benefits and expenses primarily due to a decrease in interest expense related to the redemption of the $600 million subordinated debenture on May 6, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES

At June 30, 2008, the Company held $19.6 billion in invested assets and cash.  Of this balance, $14.8 billion was invested in fixed-maturity securities designated as either available-for-sale ($760.9 million) or trading ($14.0 billion).  Of the $760.9 million of available-for-sale fixed maturities, securities with a fair value of $626.8 million were in an unrealized loss position totaling $70.3 million.  At June 30, 2008, 62% of securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.  The total unrealized loss position for such securities was $15.9 million.

In the available-for-sale fixed maturity portfolio, securities with a fair value of $33.3 million, representing 0.17 % of the total invested asset balance, were comprised of below-investment-grade or not-rated securities.  Of the total of the securities that were below-investment-grade or not-rated at June 30, 2008, securities with a fair value of $28.4 million, representing less than one percent of the total invested asset balance, were in an unrealized loss position that totaled $10.0 million.  At June 30, 2008, 88% of these securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.

The Company’s portfolio monitoring process is designed to identify securities that may be other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from the investment and accounting functions which meets at least quarterly to review individual issues or issuers that may be of concern.  Securities included in this monitoring process include those that are designated as available-for-sale at the balance sheet date, as well as continued monitoring of those designated as available-for-sale securities that were in an unrealized loss position at December 31, 2007, prior to the Company’s adoption of the FV option under SFAS No. 159.  The process involves a quarterly screening of all impaired securities, with particular attention paid to identify those securities whose fair value to amortized cost percentages have been less than 80% for an extended period of time.  Additionally, the Company screens all sales transactions which generated realized losses in excess of $1.5 million and 10% of amortized cost in order to identify identical securities or issuers which the Company continues to hold.  Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial condition and its near term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that the securities had been in an unrealized loss position at June 30, 2008.

	Less Than Twelve Months		Twelve Months Or More		Total
Corporate Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic Industry	$ 456	$ (43)	$ 12,200	$ (745)	$ 12,656	$ (788)
Capital Goods	471	(26)	24,549	(3,333)	25,020	(3,359)
Communications	8,613	(1,264)	81,991	(6,319)	90,604	(7,583)
Consumer Cyclical	5,971	(1,083)	48,807	(6,697)	54,778	(7,780)
Consumer Non-cyclical	972	(26)	33,830	(2,110)	34,802	(2,136)
Energy	2,181	(53)	35,389	(1,415)	37,570	(1,468)
Finance	16,446	(1,664)	206,958	(35,412)	223,404	(37,076)
Industrial Other	446	(52)	3,478	(11)	3,924	(63)
Technology	963	(32)	-	-	963	(32)
Transportation	462	(32)	4,953	(821)	5,415	(853)
Utilities	3,481	(76)	64,126	(2,927)	67,607	(3,003)

Total Corporate	40,462	(4,351)	516,281	(59,790)	556,743	(64,141)

Non-Corporate
Asset Backed Securities
Collateralized Mortgage Obligations	222	(276)	9,427	(4,888)	9,649	(5,164)
Mortgage Backed Securities	1,417	(94)	53,333	(844)	54,750	(938)
U.S. Treasury & Agency Securities	-	-	5,661	(100)	5,661	(100)

Total Non-Corporate	1,639	(370)	68,421	(5,832)	70,060	(6,202)

Grand Total	42,101	(4,721)	584,702	(65,622)	626,803	(70,343)

The Company’s available-for-sale fixed maturity gross unrealized position decreased $441.4 million as of June 30, 2008, as compared to December 31, 2007.  The change in unrealized losses was primarily due to the adoption of SFAS No. 159, under which the Company elected the FV option for all fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale.  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.

Continued deterioration in the U.S. housing market coupled with tight credit markets and the on-going flight to quality securities, as well as the increased likelihood of a U.S. recession, has caused credit spreads to widen considerably.  The sectors and industries most significantly impacted include mortgage originators, home builders, financial lenders, residential and commercial mortgage-backed investments, and other structured products, including consumer loan backed investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses (continued)

The sectors in the Company’s portfolio that recognized the largest unrealized losses were Finance, Consumer Cyclical and Communications.  As of June 30, 2008, there were 116 securities accounting for unrealized losses of $37.1 million in the Finance sector.   Of these unrealized losses, 98% were related to investment grade issues (rated AAA through
BBB-).  As of June 30, 2008, there were 33 Consumer Cyclical sector securities accounting for unrealized losses of $7.8 million. Of the losses, 91% were related to investment grade issues (rated AAA through BBB-).  As of June 30, 2008, there were 42 Communications sector securities accounting for unrealized losses of $7.6 million.  Of the losses, 94% were related to investment grade issues (rated AAA through BBB-).  All securities held at June 30, 2008 were subject to the Company’s portfolio monitoring process.

The Company has exposure to sub-prime and Alt-A residential mortgage-backed securities.  Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles.  Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime, but do not conform to government-sponsored standards.  The combination of these two categories of securities is considered below prime.  The Company is not an originator of residential mortgages.  The slowing U.S. housing market and relaxed underwriting standards of some originators of below-prime loans has led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years.  Ninety-seven percent of the below-prime investments, based upon fair value, held by the Company were either issued before 2006 or have an AAA rating.  At June 30, 2008, the Company had exposure to residential sub-prime and Alt-A mortgages of $241 million and $160 million, respectively, representing approximately 2% of the Company's total invested assets.

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

The table below provides the detail of the seven largest unrealized losses by CUSIP in the Company’s fixed maturity portfolio at June 30, 2008.  Management does not consider any of these unrealized losses to be material to the Company’s financial position at June 30, 2008.  Management's reasons for concluding that the fair value will increase enough to recover the Company’s amortized cost of these securities follow the table.

($ thousands)
Issue/Sector	Amortized Cost	Fair Value	Unrealized Loss
A. Finance	$ 8,306	$ 3,774	$ (4,532)
B. Finance	10,127	7,674	(2,453)
C. Finance	7,963	5,632	(2,331)
D. Finance	9,000	7,217	(1,783)
E. Finance	8,114	6,491	(1,623)
F. Communications	6,083	4,500	(1,583)
G. Finance	6,348	4,801	(1,547)

For all of the securities discussed below, based on the Company’s credit analysis, management does not believe that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the investment.  Because the Company had and continues to have the intent and ability to hold these securities until recovery of fair value, which may be maturity, it did not consider these investments to be other-than-temporarily impaired at June 30, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses (continued)

Issue A.  The unrealized loss on Issue A is primarily due a downgrade of this security to BB+ from BBB (senior debt of this issuer remains investment grade).  The issuer has been largely impacted by the weakened mortgage market, which has resulted in higher than expected provisions for losses in its investment portfolio.  Continued weakness in the mortgage market and consumer lending is expected, but given the issuer’s strong deposit base and liquidity framework, Issue A has the capability and resources to weather the downturn in the housing market.

Issue B.  The unrealized loss on Issue B is a result of the current difficult environment for investment banking and capital markets in general.  In late April, 2008, Standard and Poor’s downgraded the issuer’s outlook to negative from stable, but at the same time affirmed its BBB+ credit rating.  The issuer reported losses in the first quarter of 2008 and in the fourth quarter of 2007.  The issuer’s investment grade rating is supported by its strong capital.

Issue C  Issue C is a financial guarantor company, whose unrealized loss is due to economic corrections in the housing market, disruption in the securitization market and market illiquidity, among other reasons.  The unrealized loss on Issue C is driven by the issuer’s decrease of 2008 and 2009 earnings per share estimates.  However, the issuer is benefiting from higher new business as many competitors are suffering from unstable financial strength ratings.  The Company expects the market for Issue C securities to recover, and has the intent and ability to hold the securities until such time as they do.

Issue D.  Issue D is one of the strongest financial institutions in the world, with a particularly strong franchise in the United Kingdom.  However, like its peers, this issuer reported losses during the fourth quarter of 2007, due to write downs of their sub prime, collateralized debt obligations and leveraged loans.  Issue D is hybrid security with a low coupon and therefore was particularly hard hit by pricing volatility in the marketplace.  It is an investment grade security with a credit rating of AA.

Issue E is an investment grade insurance company with a strong franchise, improved capital adequacy, solid investment portfolio, and improved results.  The issuer sold debt securities in early 2008, which were ranked by Moody’s as below investment grade, however, the Company expects the market for Issue E securities to recover, and has the intent and ability to hold the securities until such time as they do.

Issue F.  Issue F is a communications company operating largely in rural markets and has been adversely impacted by customer losses from its fixed line services to wireless and cable competitors.  Also, housing weakness in certain areas of the country has slowed its potential for growth.  However, this Issue may experience future cost synergies from recent acquisitions.  Issue F has a credit rating of BB.

Issue G.  The unrealized loss on Issue G, issued by one of the nation’s leading consumer lending operations with a focus on credit cards, is due to weak consumer demand and housing markets.  In the past two years, the issuer made acquisitions that balance its funding mix.  The issuer maintains solid investment grade ratings and its liquidity remains strong.  During the first quarter, the issuer successfully grew deposits, limited loan growth, maintained strong margins, and improved its capital levels.

As of June 30, 2008, the remaining securities in an unrealized loss position have losses of less than $1.5 million per CUSIP and were subject to the same quantitative and qualitative credit analysis as the aforementioned securities. The Company expects these investments to continue to perform in accordance with their original contractual terms and the Company has the intent and ability to hold these investments until recovery of the fair value up to the cost of these securities, which may be maturity.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Realized Losses

During the six-month period ended June 30, 2008, the Company’s realized losses related to securities that were in an unrealized loss position were insignificant.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

August 14, 2008	/s/ Robert C. Salipante
Date	Robert C. Salipante, President
(Principal Executive Officer)

August 14, 2008	/s/ Ronald H. Friesen
Date	Ronald H. Friesen , Senior Vice President and Chief Financial Officer
(Principal Financial Officer)