Form 10-Q
period 2008-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2008-11-14
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended September 30, 2008
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, and 333-144912-01

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

Registrant has 6,437 shares of common stock outstanding on November 14, 2008, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	68

Item 4.	Submission of Matters to a Vote of Security Holders	68

Item 5.	Other Information	68

Item 6.	Exhibits	69

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2008	2007

Revenues

Premiums and annuity considerations	$90,561	$45,305
Net investment (loss) income (1)	(860,928)	837,827
Net derivative loss (2)	(273,048)	(12,298)
Net realized investment losses	(311,758)	(975)
Fee and other income	379,999	362,457
Subordinated notes early redemption premium	-	25,578

Total revenues	(975,174)	1,257,894

Benefits and Expenses

Interest credited	417,148	478,786
Interest expense	86,133	78,821
Policyowner benefits	231,655	115,472
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired (3)	(592,967)	193,563
Other operating expenses	223,671	205,334
Partnership capital securities early redemption payment	-	25,578

Total benefits and expenses	365,640	1,097,554

(Loss) income before income tax (benefit) expense	(1,340,814)	160,340

Income tax (benefit) expense	(405,343)	42,898

Net (loss) income	$(935,471)	$117,442

(1)
Net investment (loss) income includes a decrease in market value of $1,676.0 million and $58.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively, related to the Company’s trading securities.

(2)
Net derivative loss for the nine-month period ended September 30, 2008 includes $166.1 million of income related to the Company’s adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” which is further discussed in Note 4.

(3)
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired for the nine-month period ended September 30, 2008 includes $3.2 million of expenses related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 4.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the three-month periods ended September 30,

	Unaudited
	2008	2007

Revenues

Premiums and annuity considerations	$30,189	$14,512
Net investment (loss) income (1)	(573,704)	304,701
Net derivative loss	(259,175)	(207,599)
Net realized investment losses	(315,048)	(5,098)
Fee and other income	124,326	139,572

Total revenues	(993,412)	246,088

Benefits and Expenses

Interest credited	133,145	153,318
Interest expense	29,585	17,524
Policyowner benefits	103,490	35,383
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(298,058)	27,278
Other operating expenses	62,269	79,306

Total benefits and expenses	30,431	312,809

Loss before income tax benefit	(1,023,843)	(66,721)

Income tax benefit	(274,506)	(26,088)

Net loss	$(749,337)	$(40,633)

(1)
Net investment (loss) income includes a decrease in market value of $871.9 million and $5.6 million for the three-month periods ended September 30, 2008 and 2007, respectively, related to the Company’s trading securities.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Unaudited
ASSETS	September 30, 2008	December 31, 2007
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $811,103 and $11,848,397 at 2008 and 2007, respectively; fair value option elected for $16,584 in 2007)	$681,797	$11,503,230
Trading fixed maturities at fair value (amortized cost of $15,041,781 and $3,938,088 at 2008 and 2007, respectively)	12,976,655	3,867,011
Mortgage loans	2,110,796	2,318,341
Derivative instruments – receivable	371,983	609,261
Limited partnerships	153,932	164,464
Real estate	201,590	201,777
Policy loans	720,439	712,633
Other invested assets	291,327	568,676
Cash and cash equivalents	1,248,231	1,169,701
Total investments and cash	18,756,750	21,115,094

Accrued investment income	246,897	290,363
Deferred policy acquisition costs	2,374,413	1,603,397
Value of business and customer renewals acquired	147,178	51,806
Net deferred tax asset	409,594	15,945
Goodwill	708,749	708,829
Receivable for investments sold	95,468	3,482
Reinsurance receivable	2,780,780	2,709,249
Other assets	277,271	311,999
Separate account assets	22,774,810	24,996,603

Total assets	$48,571,910	$51,806,767

LIABILITIES

Contractholder deposit funds and other policy liabilities	$17,600,755	$18,262,569
Future contract and policy benefits	882,279	823,588
Payable for investments purchased	395,872	199,210
Accrued expenses and taxes	167,031	123,065
Debt payable to affiliates	2,120,000	1,945,000
Reinsurance payable to affiliate	1,663,602	1,691,884
Derivative instruments – payable	551,622	446,640
Other liabilities	700,183	888,061
Separate account liabilities	22,774,810	24,996,603

Total liabilities	46,856,154	49,376,620

Commitments and contingencies – Note 6

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2008 and 2007	$6,437	$6,437
Additional paid-in capital	2,447,242	2,146,436
Accumulated other comprehensive loss	(83,753)	(92,403)
(Accumulated deficit) retained earnings	(654,170)	369,677

Total stockholder’s equity	1,715,756	2,430,147

Total liabilities and stockholder’s equity	$48,571,910	$51,806,767

The accompanying notes are an integral part of the condensed consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2008	2007

Net (loss) income	$(935,471)	$117,442

Other comprehensive loss:

Change in unrealized holding losses on available- for-sale securities, net of tax and policyholder amounts (1)	(88,638)	(115,619)

Reclassification adjustments of realized investment losses into net (loss) income, net of tax (2)	9,255	5,787

Other comprehensive loss	(79,383)	(109,832)

Comprehensive (loss) income	$(1,014,854)	$7,610

(1)	Net of tax of $47.7 million and $62.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively.
(2)	Net of tax of $(5.0) million and $(3.1) million for the nine-month periods ended September 30, 2008 and 2007, respectively.

For the three-month periods ended September 30,

	Unaudited
	2008	2007

Net loss	$(749,337)	$(40,633)

Other comprehensive loss:

Change in unrealized holding losses on available- for-sale securities, net of tax and policyholder amounts (3)	(60,837)	(22,379)

Reclassification adjustments of realized investment losses into net loss, net of tax (4)	10,767	3,709

Other comprehensive loss	(50,070)	(18,670)

Comprehensive loss	$(799,407)	$(59,303)

(3)	Net of tax of $32.8 million and $11.7 million for the three-month periods ended September 30, 2008 and 2007, respectively.
(4)	Net of tax of $(5.8) million and $(2.0) million for the three-month periods ended September 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)

For the nine-month periods ended September 30, 2008 and 2007

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity

Balance at December 31, 2006	$6,437	$2,143,408	$14,030	$339,479	$2,503,354

Cumulative effect of accounting changes, net of tax				5,176	5,176
Net income				117,442	117,442
Tax benefit from stock options		2,328			2,328
Other comprehensive loss			(109,832)		(109,832)

Balance at September 30, 2007	$6,437	$2,145,736	$(95,802)	$462,097	$2,518,468

Balance at December 31, 2007	$6,437	$2,146,436	$(92,403)	$369,677	$2,430,147

Cumulative effect of accounting changes, net of tax			88,033	(88,376)	(343)
Net loss				(935,471)	(935,471)
Tax benefit from stock options		806			806
Capital contribution from Parent		300,000			300,000
Other comprehensive loss			(79,383)		(79,383)

Balance at September 30, 2008	$6,437	$2,447,242	$(83,753)	$(654,170)	$1,715,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the nine-month periods ended September 30,

	Unaudited
	2008	2007
Cash Flows From Operating Activities:
Net (loss) income from operations	$(935,471)	$117,442
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization of premiums on investments	17,864	26,515
Amortization of deferred policy acquisition costs and value of	(592,967)	193,563
business and customer renewals acquired
Depreciation and amortization	4,952	3,681
Net loss on derivatives	223,269	20,116
Net realized losses on available-for-sale investments	13,409	975
Changes in fair value of trading investments	1,676,039	58,935
Net realized losses (gains) on trading investments	324,849	(4,095)
Net change in unrealized and undistributed losses (gains) in private
equity limited partnerships	4,919	(38,075)
Interest credited to contractholder deposits	417,148	478,786
Deferred federal income taxes	(350,715)	(24,014)
Changes in assets and liabilities:
Additions to deferred policy acquisition costs and value of business
and customer renewals acquired	(273,189)	(245,104)
Accrued investment income	43,466	31,998
Net reinsurance receivable/payable	(676)	68,294
Future contract and policy benefits	58,615	(26,370)
Other, net	135,974	54,667

Net cash provided by operating activities	$767,486	$717,314

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	$89,425	$3,394,431
Trading fixed maturities	1,512,383	536,848
Mortgage loans	260,845	285,532
Real estate	1,160	-
Other invested assets	258,973	594,780
Redemption of subordinated note from affiliate	-	600,000
Purchases of:
Available-for-sale fixed maturities	(68,127)	(2,113,698)
Trading fixed maturities	(1,815,487)	(132,285)
Mortgage loans	(53,246)	(316,529)
Real estate	(4,164)	(17,824)
Other invested assets	(79,977)	(52,398)
Net change in other investments	(260,196)	(325,730)
Net change in policy loans	(7,806)	4,360
Early redemption premium	-	25,578

Net cash (used in) provided by investing activities	$(166,217)	$2,483,065
Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2008	2007

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,745,079	$1,558,308
Withdrawals from contractholder deposit funds	(2,713,058)	(3,475,040)
Debt proceeds	175,000	-
Repayments of debt	-	(980,000)
Capital contribution from Parent	300,000	-
Early redemption payment	-	(25,578)
Other, net	(29,760)	2,328

Net cash used in financing activities	(522,739)	(2,919,982)

Net change in cash and cash equivalents	78,530	280,397

Cash and cash equivalents, beginning of period	1,169,701	578,080

Cash and cash equivalents, end of period	$1,248,231	$858,477

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of September 30, 2008, the Company directly or indirectly owned all of the outstanding shares or member interests of SLNY; Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”); Sun Life of Canada (U.S.) SPE 97-I, Inc.; Clarendon Insurance Agency, Inc.; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Independence Life and Annuity Company (“INDY”); Sun MetroNorth, LLC and SLNY Private Placement Investment Company I, LLC.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (continued)

On October 31, 2007, the Company subscribed for $250,000 worth of shares of, and contributed $150 million of paid-in capital to, a newly formed wholly-owned subsidiary, Sun Life Vermont.  Effective November 8, 2007, Sun Life Vermont entered into a reinsurance agreement with SLOC, an affiliate of the Company, under which Sun Life Vermont has assumed the risks of certain individual UL policies issued, and to be issued, by SLOC.  A long-term financing arrangement has been established with a financial institution (the "Lender") that will enable Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, on November 8, 2007, Sun Life Vermont issued a $1 billion variable principal, floating rate surplus note (the “Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007-SUNAXXX LLC (“SUNAXXX”) affiliated with the Lender.  At September 30, 2008, the value of the Surplus Note was $1,115 million.  Pursuant to an agreement between the Lender and Sun Life Assurance Company of Canada – U.S. Operations Holdings, Inc. (“SLC – U.S. Ops Holdings”), an indirect parent of the Company, SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, has consolidated SUNAXXX in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Revised December 2003)” (“FIN 46(R)”).

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

Effective May 31, 2007, Sun Life Financial acquired Genworth Financial, Inc.’s U.S. Employee Benefits Group business ("EBG").  Also effective May 31, 2007, SLNY entered into a series of agreements with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), one of the acquired companies (formerly named Genworth Life and Health Insurance Company), through which the New York issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York (collectively, “the SLHIC to SLNY asset transfer”).  These agreements, in accordance with SFAS No. 141, “Business Combinations,” were treated as a transfer of net assets between entities under common control.  SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at a carrying value of approximately $72 million to SLNY, including $38.9 million of goodwill and other intangibles and policyholder and other liabilities of approximately $32 million.  As a result of these agreements, the Group Protection Segment of the Company has reflected a significant increase in business.  These agreements have allowed the Company to expand its product offerings to include group dental insurance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (continued)

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), whereby the Company is the sole beneficiary of the CARS Trust.  As of September 30, 2008, total assets and liabilities of the CARS Trust were $89.1 million and $47.7 million, respectively.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FIN 46(R).  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s condensed consolidated financial statements.  As of September 30, 2008, the Company recorded in its condensed consolidated balance sheet $81.7 million of trading fixed maturities, $7.4 million of deferred tax, $47.6 million of liabilities relating to a total return swap and $0.1 million of other liabilities.  As of December 31, 2007, the Company recorded in its condensed consolidated balance sheet $53.8 million of trading fixed maturities, $2.9 million of deferred tax asset, $1.0 million of accrued investment income and $7.9 million of liabilities relating to a total return swap.

The Company has a greater than or equal to 20%, but less than 50%, interest in seventeen variable interest entities (“VIEs”) at September 30, 2008.  The Company is a creditor in ten trusts, three limited liability companies, two limited partnership and two special-purpose entities that were used to finance commercial mortgages and to franchise receivables and equipment used in utility generation.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $62.6 million and $88.4 million at September 30, 2008 and December 31, 2007, respectively.  The investments in these VIEs mature through October 2024.  Because the Company will not absorb a majority of the VIEs’ expected losses or receive a majority of the expected returns, the Company is not required to consolidate these VIEs in accordance with FIN 46(R).

All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those used in determining the fair value of financial instruments, goodwill, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), value of customer renewals acquired (“VOCRA”), derivative instruments, liabilities for future contract and policyholder benefits, and, other-than-temporary impairments of investments.  Actual results could differ from those estimates.

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value (the “FV option”).  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fir Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 was effective upon issuance and did not have an impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"), which became effective for fiscal years beginning after December 15, 2006.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted FIN 48 on January 1, 2007, and recognized a decrease of $5.2 million in the liability for unrecognized tax benefits (“UTBs”) and related net interest, and an offsetting increase in its January 1, 2007 balance of retained earnings.  The Company has elected on a prospective basis, with the adoption of FIN 48, to recognize interest and penalties accrued related to UTBs in interest expense.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the statement of operations, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  The Company expects to adopt SFAS No. 160 on January 1, 2009, and has not yet determined the effect of SFAS No. 160 on its consolidated financial statements.

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

In September 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”).  This statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity.  In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.  SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged; however, in November 2007, the FASB decided to (1) delay indefinitely the effective date and (2) prohibit adoption by an entity that has not early adopted SOP 07-1.  The Company did not early adopt SOP 07-1.  SOP 07-1 as currently issued is not expected to have an impact on the Company’s consolidated financial condition or results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

Below is a summary of the affiliated transactions for those affiliates that are not included in these financial statements.

The Company and certain of its subsidiaries have administrative services agreements with SLOC which provide that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis.  Expenses under these agreements amounted to approximately $15.0 million and $42.7 million for the three and nine-month periods ended September 30, 2008, respectively, and $15.8 million and $43.0 million for the three and nine-month periods ended September 30, 2007, respectively.

In accordance with an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $76.5 million and $237.4 million for the three and nine-month periods ended September 30, 2008, respectively, and $59.9 million and $174.5 million for the three and nine-month periods ended September 30, 2007, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring December 31, 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental not to exceed 125% of the fixed rent for the term that is then ending.  Under these leases, the Company received rent of $2.7 million and $7.9 million for the three and nine-month periods ended September 30, 2008, respectively, and $2.7 million and $8.0 million for the three and nine-month periods ended September 30, 2007, respectively.  Rental income is reported as a component of net investment income.

During the three and nine-month period ended September 30, 2008, the Company sold mortgages to SLOC with a book values of $20.5 million and $150.2 million and a market values of $20.7 and $150.2, respectively.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. ("SLISC"), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement amounted to approximately $4.0 million and $13.8 million for the three and nine-month periods ended September 30, 2008, respectively, and $4.2 million and $11.2 million for the three and nine-month periods ended September 30, 2007, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited ("SLISIL"), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $3.8 million and $19.6 million for the three and nine-month periods ended September 30, 2008, respectively, and $6.3 million and $18.4 million for the three and nine-month periods ended September 30, 2007, respectively.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company, serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement amounted to approximately $4.4 million and $14.1 million for the three and nine-month periods ended September 30, 2008, respectively, and $5.7 million and $16.8 million for the three and nine-month periods ended September 30, 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Company has an administrative services agreement with Sun Capital Advisers LLC ("SCA"), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $0.5 million and $1.6 million for the three and nine-month periods ended September 30, 2008, respectively, and $0.5 million and $1.4 million for the three and nine- month periods ended September 30, 2007, respectively.

The Company paid $3.7 million and $14.3 million during the three and nine-month periods ended September 30, 2008, respectively, and $3.4 million and $11.5 million during the three and nine-month periods ended September 30, 2007, respectively, in investment management services fees to SCA.

Effective November 7, 2007, Independent Financial Marketing Group, Inc. (“IFMG”) was sold by the Company’s indirect parent, Sun Life Financial (U.S.) Holdings, Inc., and is no longer an affiliate of the Company.  IFMG will continue to distribute the Company’s products.  The Company paid $6.9 million and $20.8 million in commission fees to IFMG for the three and nine-month periods ended September 30, 2007, respectively.

The Company records a tax benefit through paid-in-capital for SLF stock options issued to employees of the Company. Related to these stock options, the Company recorded tax benefits of approximately $0.3 million and $0.8 million for the three and nine-month periods ended September 30, 2008, and $ 0.9 million and $2.3 million for the three and nine-month periods ended September 30, 2007, respectively.

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with its indirect parent, SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses related to RSUs of approximately $1.5 million and $4.4 million for the three and nine-month periods ended September 30, 2008, and $1.5 million and $3.0 million for the three and nine-month periods ended September 30, 2007, respectively

On September 30, 2008, the Company received a capital contribution of $300.0 million from the Parent.  The $300.0 million cash contribution was recorded as additional paid-in capital in the condensed consolidated balance sheets and was made to ensure the Company continues to exceed certain capital requirements, as prescribed by the National Association of Insurance Commissioners (“NAIC”).  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life companies, which establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

In 2002, the Company issued two promissory notes with a combined total of $460 million to Sun Life (Hungary) Group Financing Limited Company ("Sun Life (Hungary) LLC").  The proceeds of the notes were used to purchase fixed rate government bonds and corporate bonds. On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  At September 30, 2008 and 2007, the Company had $80.0 million, respectively, in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Total interest incurred was $1.1 million and $3.4 million for the three and nine-month periods ended September 30, 2008, respectively.  Total interest incurred was $1.1 million and $12.1 million for the three and nine-month periods ended September 30, 2007, respectively.

On July 17, 2008, the Company issued a $60 million promissory note to Sun Life (Hungary) LLC which will mature on September 27, 2011.  The Company pays interest quarterly to Sun Life (Hungary) LLC. Total interest incurred was $0.5 million for the three and nine-month periods ended September 30, 2008. The Company used the proceeds of the note for general corporate purposes.

At September 30, 2008 and 2007, the Company had $565 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company incurred $10.6 million and $31.9 million in interest expense on these surplus notes for the three and nine-month periods ended September 30, 2008 and 2007, respectively.

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

Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income. The Company expensed $17.8 million for interest on these partnership capital securities for the nine-month period ended September 30, 2007. The Company also earned, through the Partnership, $17.8 million for the nine-month periods ended September 30, 2007.

As more fully described in Note 5, the Company is party to several reinsurance transactions with SLOC and other affiliates.

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves attributable to certain UL policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  At September 30, 2008, SLNY held liabilities related to this reinsurance agreement consisting of contractholder deposits of $72.1 million, future contract and policy benefits of $2.2 million, a reinsurance payable to SLOC of $81.2 million, a deferred gain of $55.7 million, and other liabilities of $2.2 million.  At September 30, 2008, SLNY also held $77.2 million in reinsurance receivables related to this agreement.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

On October 31, 2007, the Company subscribed to $250,000 worth of shares of, and contributed $150 million of paid-in capital to, a newly formed wholly-owned subsidiary, Sun Life Vermont.  Sun Life Vermont is a Vermont-domiciled special purpose financial captive insurance company which, effective November 8, 2007, entered into a reinsurance agreement with SLOC, the Company’s affiliate, under which Sun Life Vermont assumed, and will assume, the risks of certain UL policies issued, and to be issued, by SLOC.  A long-term financing arrangement has been established with the Lender that will enable Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, on November 8, 2007, Sun Life Vermont issued a surplus note to a special-purpose entity, SUNAXXX, affiliated with the Lender.  Pursuant to an agreement between the Lender and SLC – U.S. Ops Holdings, SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, has consolidated SUNAXXX in accordance with FIN 46(R).  Sun Life Vermont has agreed to reimburse SLC – U.S. Ops Holdings for certain costs incurred in connection with the issuance of the surplus note.  Sun Life Vermont incurred interest expense of $10.1 million and $33.5 million for the three and nine-month periods ended September 30, 2008, respectively.

Effective May 31, 2007, Sun Life Financial completed its acquisition of EBG.  Also effective May 31, 2007, SLNY entered into a series of agreements with SLHIC, one of the acquired companies, through which the New York issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York.  These agreements, in accordance with SFAS No. 141, were treated as a transfer of net assets between entities under common control.  SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at a carrying value of approximately $72 million to SLNY, including $38.9 million of goodwill and other intangibles and policyholder and other liabilities of approximately $32 million.  The Group Protection Segment of the Company reflects a significant increase in business as a result of these agreements.  These agreements have allowed the Company to expand its product offerings to include group dental insurance.

As part of the SLHIC to SLNY asset transfer, SLNY received certain intangible assets totaling $31.3 million.  These included the value of distribution, VOBA, and VOCRA.  The value of distribution of $7.5 million is being amortized on a straight-line basis over its projected economic life of 25 years.  VOBA of $7.6 million is subject to amortization based upon expected premium income over the period from acquisition to the first customer renewal, generally not more than two years.  VOCRA of $16.2 million is subject to amortization based upon expected premium income over the projected life of the in-force business acquired, which is 20 years.  The Company recorded amortization for these intangible assets for the periods identified as follows (in 000’s):

	Value of Distribution	VOBA	VOCRA
Three-month period ended September 30, 2008	$75	$319	$766
Nine-month period ended September 30, 2008	$224	$1,349	$3,011

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

On September 12, 2006, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding III, L.L.C. ("LLC III").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III.  Total interest credited for these funding agreements was $7.3 million and $26.3 million for the three and nine-month periods ended September 30, 2008, respectively, and $13.1 million and $38.8 million for the three and nine-month periods ended September 30, 2007, respectively. On September 19, 2006, the Company also issued a $100 million floating rate demand note payable to LLC III.  For interest on this demand note, the Company expensed $0.8 million and $2.9 million for the three and nine-month periods ended September 30, 2008, respectively, and $1.5 million and $4.3 million for the three and nine-month periods ended September 30, 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. ("LLC II").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $7.0 million and $25.7 million for the three and nine-month periods ended September 30, 2008, respectively, and $12.9 million and $38.2 million for the three and nine-month periods ended September 30, 2007, respectively.  On May 24, 2006, the Company also issued a $100 million floating rate demand note payable to LLC II.  For interest on this demand note, the Company expensed $0.8 million and $2.9 million for the three and nine-month periods ended September 30, 2008, respectively, and $1.4 million and $4.3 million for the three and nine-month periods ended September 30, 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10 million to LLC.  Total interest credited for these funding agreements was $7.2 million and $26.3 million for the three and nine-month periods ended September 30, 2008, respectively, and $13.1 million and $38.8 million for the three and nine-month periods ended September 30, 2007, respectively.  On June 10, 2005, the Company also issued a $100.0 million floating rate demand note payable to LLC.  For interest on this demand note, the Company expensed $0.8 million and $2.9 million for the three and nine-month periods ended September 30, 2008, respectively, and $1.5 million and $4.3 million for the three and nine-month periods ended September 30, 2007, respectively.

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

Individual Protection

The Individual Protection Segment markets, sells, and administers a variety of life insurance products sold to individuals and corporate owners of life insurance. The products include universal life and variable life products.

Group Protection

The Group Protection Segment markets, sells, and administers group life, group long-term disability, group short-term disability, group dental, and group stop loss insurance products primarily to small and mid-size employers in the State of New York through the Company’s subsidiary, SLNY.

Corporate

The Corporate Segment includes the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000’s):

Nine-month period ended September 30, 2008

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$(985,682)	$(57,996)	$75,880	$(7,376)	$(975,174)
Total benefits and expenses	86,966	176,224	78,173	24,277	365,640
Loss before income tax benefit	(1,072,648)	(234,220)	(2,293)	(31,653)	(1,340,814)
Net loss	$(674,077)	$(152,138)	$(1,491)	$(107,765)	$(935,471)

Nine-month period ended September 30, 2007

Total revenues	$1,003,274	$117,397	$34,687	$102,536	$1,257,894
Total benefits and expenses	885,248	117,753	33,575	60,978	1,097,554
Income (loss) before income tax expense (benefit)	118,026	(356)	1,112	41,558	160,340
Net income (loss)	$87,069	$(126)	$723	$29,776	$117,442

Three-month period ended September 30, 2008

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$(885,302)	$(113,043)	$24,509	$(19,576)	$(993,412)
Total benefits and expenses	(60,851)	59,173	25,148	6,961	30,431
Loss before income tax benefit	(824,451)	(172,216)	(639)	(26,537)	(1,023,843)
Net loss	$(530,624)	$(111,892)	$(416)	$(106,405)	$(749,337)

Three-month period ended September 30, 2007

Total revenues	$149,366	$54,325	$11,270	$31,127	$246,088
Total benefits and expenses	245,988	55,138	8,102	3,581	312,809
(Loss) income before income tax (benefit) expense	(96,622)	(813)	3,168	27,546	(66,721)
Net (loss) income	$(60,307)	$(493)	$2,060	$18,107	$(40,633)

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

Level 2

•	Quoted prices in markets that are not active or significant inputs that are observable either directly or indirectly.

Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)	Inputs other than quoted market prices that are observable; and

d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith and credit of the Government, municipal bonds, structured notes and certain mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”), certain corporate debt, certain private equity investments and certain derivatives.

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

Fair Value Hierarchy

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of September 30, 2008 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$-	$59,819	$5,901	$65,720
Foreign government	-	11,069	-	11,069
States and political subdivisions	-	-	-	-
U.S. Treasury and agency securities	46,360	5,135	-	51,495
Corporate securities	-	544,238	9,275	553,513
Total available-for-sale fixed maturities	46,360	620,261	15,176	681,797

Trading fixed maturities
Asset-backed and mortgage-backed securities	-	2,064,295	851,628	2,915,923
Foreign governments	30,066	57,378	40,051	127,495
States and political subdivisions	-	580	-	580
U.S. Treasury and agency securities	240,967	62,233	-	303,200
Corporate securities	-	9,265,979	363,478	9,629,457
Total trading fixed maturities	271,033	11,450,465	1,255,157	12,976,655

Derivative instruments - receivable	-	369,582	2,401	371,983
Other invested assets	127,389	131,993	-	259,382
Cash and cash equivalents	1,248,231	-	-	1,248,231
Total investments and cash	1,693,013	12,572,301	1,272,734	15,538,048

Other assets
Separate account assets (1) (2)	397,263	20,903,353	1,077,534	22,378,150

Total assets measured at fair value on a recurring basis	$2,090,276	$33,475,654	$2,350,268	$37,916,198

(1) Pursuant to the conditions set forth in AICPA Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” the value of separate account liabilities is set to equal the fair value for separate account assets.

(2) Excludes $396.6 million, primarily related to investment sales receivable, net of investment purchases payable, that are not subject to SFAS No. 157.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of September 30, 2008 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$-	$-	$106,026	$106,026
Guaranteed minimum accumulation benefit liability	-	-	138,072	138,072
Derivatives embedded in reinsurance contracts	-	65,653	-	65,653
Fixed Index Annuities	-	-	172,268	172,268
Total other policy liabilities	-	65,653	416,366	482,019

Derivative instruments – payable	5,826	498,187	47,609	551,622

Other liabilities
Negative cash	74,588	-	-	74,588

Total liabilities measured at fair value on a recurring basis	$80,414	$563,840	$463,975	$1,108,229

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 for the nine-month period ended September 30, 2008 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)	Purchases, issuances, and settlements (net)		Transfers in and/or out of level 3 (1)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$4,330	$(480)	$(666)	$-	$2,717	$5,901	$-
Foreign government	-	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	9,039	902	(4,102)	(900)	4,336	9,275	-
Total available-for-sale fixed maturities	13,369	422	(4,768)	(900)	7,053	15,176	-

Trading fixed maturities
Asset-backed and mortgage-backed securities	1,085,287	(380,557)	-	(3,916)	150,814	851,628	(348,594)
Foreign governments	63,331	(823)	-	518	(22,975)	40,051	(823)
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,446	(44,009)	-	(11,180)	284,221	363,478	(19,485)
Total trading fixed maturities	1,283,064	(425,389)	-	(14,578)	412,060	1,255,157	(368,902)

Derivative instruments – receivable	24,073	2,251	-	(24,286)	363	2,401	2,251
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	1,320,506	(422,716)	(4,768)	(39,764)	419,476	1,272,734	(366,651)

Other assets
Separate account assets (2)	1,752,495	(216,544)	-	(183,900)	(274,517)	1,077,534	(220,945)

Total assets measured at fair value on a recurring basis	$3,073,001	$(639,260)	$(4,768)	$(223,664)	$144,959	$2,350,268	$(587,596)

(1) The amount of net transfers into Level 3 is due to decreased observability of inputs related to certain of the Company’s fixed maturity securities, relating to decreased market liquidity experienced in the nine-month period ended September 30, 2008.

(2) The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 for the nine-month period ended September 30, 2008 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 10,151	$ 75,376	$ -	$ 20,499	$ -	$ 106,026	$ 75,911
Guaranteed minimum accumulation benefit liability	22,649	98,196	-	17,227	-	138,072	98,941
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed Index Annuities	392,017	(204,525)	-	(15,224)	-	172,268	(165,882)
Total other policy liabilities	424,817	(30,953)	-	22,502	-	416,366	8,970

Derivative instruments – payable	11,627	35,982	-	-	-	47,609	35,982

Total liabilities measured at fair value on a recurring basis	$ 436,444	$ 5,029	$ -	$ 22,502	$ -	$ 463,975	$ 44,952

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 for the three-month period ended September 30, 2008 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3 (1)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$6,237	$(32)	$(304)	$-	$-	$5,901	$-
Foreign government	-	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	2,112	663	(2,848)	(306)	9,654	9,275	-
Total available-for-sale fixed maturities	8,349	631	(3,152)	(306)	9,654	15,176	-

Trading fixed maturities
Asset-backed and mortgage-backed securities	955,993	(169,902)	-	(1,597)	67,134	851,628	(133,937)
Foreign governments	51,488	(736)	-	-	(10,701)	40,051	(448)
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	30,342	(31,617)	-	(1,173)	365,926	363,478	(10,572)
Total trading fixed maturities	1,037,823	(202,255)	-	(2,770)	422,359	1,255,157	(144,957)

Derivative instruments – receivable	2,962	(564)	-	3	-	2,401	(564)
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	1,049,134	(202,188)	(3,152)	(3,073)	432,013	1,272,734	(145,521)

Other assets
Separate account assets (2)	1,168,305	(57,106)	-	(101,374)	67,709	1,077,534	(63,717)

Total assets measured at fair value on a recurring basis	$2,217,439	$(259,294)	$(3,152)	$(104,447)	$499,722	$2,350,268	$(209,238)

(1) The amount of net transfers into Level 3 is due to decreased observability of inputs related to certain of the Company’s fixed maturity securities, relating to decreased market liquidity experienced in the three-month period ended September 30, 2008.

(2) The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 for the three-month period ended September 30, 2008 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 50,569	$ 47,789	-	$ 7,668	$ -	$ 106,026	$ 48,150
Guaranteed minimum accumulation benefit liability	78,364	54,215	-	5,493	-	138,072	54,710
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed Index Annuities	218,401	(26,220)	-	(19,913)	-	172,268	(12,501)
Total other policy liabilities	347,334	75,784	-	(6,752)	-	416,366	90,359

Derivative instruments – payable	16,450	31,159	-	-	-	47,609	31,159

Total liabilities measured at fair value on a recurring basis	$ 363,784	$ 106,943	$ -	$ (6,752)	$ -	$ 463,975	$ 121,518

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

The Company adopted the FV option to more closely align the changes in the fair values of its derivative instruments, which are reported as a component of net derivative losses in the statement of operations, with the changes in the fair value of its fixed maturity investments, a significant portion of which are now reported as a component of net investment income in the statement of operations, due to the election of the FV option.  The Company does not employ hedge accounting for any of its derivative instruments.  The Company primarily uses interest rate swaps as part of its asset-liability management strategy, which generally experiences changes in fair value due to interest rate changes.  As such, the Company is attempting to mitigate earnings volatility by electing the FV option for a significant portion of its fixed maturity investment portfolio, which is expected to experience inverse movements in fair value related to interest rate changes.  Additionally, this election provides greater accounting consistency with the Parent and SLF, and will make it possible for the Company to employ different investment strategies in the future, whereby portfolio trading will not influence the Company’s accounting.

In accordance with SFAS No. 159 and SFAS No. 95, “Statement of Cash Flows (as amended),” the Company has changed the presentation of purchases and sales of its fixed maturity securities previously designated as trading in the statement of cash flows, which supports the nature and purpose for which those securities were acquired, which was to not sell them in the near term.  The prior period cash flow has been reclassified to conform to this change.  Purchases and sales of these securities are reported gross in the investing section of the statement of cash flows.

Investment income for both trading and available-for-sale fixed maturities is recognized when earned, including amortization of any premium or accrual of any discount, and the effect of estimated principal repayments, if applicable.  Investment income is reported as a component of net investment income in the statement of operations.

As a result of adoption of SFAS No. 159, the Company recorded an increase to opening accumulated other comprehensive income and a related decrease to opening retained earnings of $88.4 million, related to the unrealized loss on investments, net of DAC, VOBA, policyholder liabilities, and tax effects.

5. REINSURANCE

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders.  The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement.  To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.  Management believes that any liability from this contingency is unlikely.  A brief discussion of the Company’s significant reinsurance agreements by business segment follows.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. REINSURANCE (CONTINUED)

Wealth Management Segment

The Wealth Management Segment currently manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion as of September 30, 2008 and December 31, 2007.  This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.

By reinsuring the SPWL product, the Company reduced net investment income by $1.1 million and $67.9 million for the three and nine-month periods ended September 30, 2008, respectively, and by $7.8 million and $70.3 million for the three and nine-month periods ended September 30, 2007, respectively.  The Company also reduced interest credited by $19.9 million and $56.3 million for the three and nine-month periods ended September 30, 2008, respectively, and by $16.6 million and $54.1 million for the three and nine-month periods ended September 30, 2007, respectively. In addition, the Company also increased net investment income relating to an experience rating refund under the reinsurance agreement with SLOC by $8.1 million and $13.4 million for the three and nine-month period ended September 30, 2008, respectively, and $3.1 million and $9.5 million for the three and nine-month periods ended September 30, 2007, respectively. The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

Individual Protection Segment

The Company has agreements with SLOC and several unrelated companies, which provide for reinsurance of portions of the net-amount-at-risk under certain individual universal life, individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”), and corporate owned life insurance (“COLI”) policies. These amounts are reinsured on either a monthly renewable or a yearly renewable term basis.  In accordance with these agreements, fee income was reduced by $23.6 million and $62.4 million for the three and nine-month periods ended September 30, 2008, respectively, and by $15.2 million and $25.2 million for the three and nine-month periods ended September 30, 2007, respectively.

Pursuant to a reinsurance agreement with SLOC that was effective November 8, 2007, Sun Life Vermont will fund AXXX reserves, attributable to certain UL policies sold by SLOC through its United States Branch (the "Branch").  Sun Life Vermont is reinsuring, on a coinsurance basis, a 100% quota share of SLOC's risk on the UL policies covered under the reinsurance agreement.  New UL business will also be reinsured under this agreement.  Sun Life Vermont's obligations will be secured in part through a reinsurance trust and in part on a funds-withheld basis.  At September 30, 2008, Sun Life Vermont held assumed liabilities under the reinsurance agreement consisting of contractholder deposits of $688.0 million, future contract and policy benefits of $36.2 million and other liabilities of $13.8 million.  At September 30, 2008, Sun Life Vermont held assets related to this agreement consisting of a reinsurance receivable for funds withheld of $829.8 million, and a reinsurance receivable for deferred costs of $23.3 million.  In addition, the activities related to the assumed reinsurance contracts have increased revenues by approximately $2.8 million and $17.9 million for the three and nine-month periods ended September 30, 2008, respectively, and increased expenses by $21.3 million and $52.3 million for the three and nine-month periods ended September 30, 2008, respectively.

Funds withheld assets comprised of bonds, mortgages and derivatives amounting to $829.8 million are being held in a separate trust account for the protection of policyholders and claimants of the Branch.  The assets of the trust are managed by SLOC with all of the investment returns, net of expenses, inuring to the Company.  The funds withheld asset is reported in the Company’s reinsurance receivable asset.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative was a liability of $70.5 million and $3.1 million at September 30, 2008 and December 31, 2007, respectively.  Included in net derivative loss are $39.0 million and $67.4 million losses for the three and nine-month periods ended September 30, 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves attributable to certain UL policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  At September 30, 2008, SLNY held liabilities related to this reinsurance agreement consisting of contractholder deposits of $72.1 million, future contract and policy benefits of $2.2 million, a reinsurance payable to SLOC of $81.2 million, a deferred gain of $55.7 million, and other liabilities of $2.2 million.  At September 30, 2008, SLNY also held $77.2 million in reinsurance receivables related to this agreement.  In addition, the activities related to the ceded reinsurance contracts has increased revenues by approximately $4.9 million and $7.6 million for the three and nine-month periods ended September 30, 2008, respectively, and increased expenses by $0.8 million and $3.6 million for the three and nine-month periods ended September 30, 2008, respectively.

Group Protection Segment

The Company, through its subsidiary, SLNY, has an agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At September 30, 2008, SLNY held policyholder liabilities related to this contract of $33.7 million.  In addition, the reinsurance agreement has increased revenues by $15.0 million and $44.0 million for the three and nine-month periods ended September 30, 2008, respectively and has increased benefits and expenses by $12.6 million and $33.6 million for the three and nine-month periods ended September 30, 2008, respectively.

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance, and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  Related to the separate account DRD, the Company recorded benefits of $4.5 million and $13.5 million for the three and nine-month periods ended September 30, 2008, respectively.

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

7.  RETIREMENT PLANS

The following table sets forth the components of the net periodic pension (benefit) cost and other benefits for the nine-month periods ended September 30 (in 000’s):

	2008		2007
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of net periodic pension (benefit) cost:
Service cost	$ 2,640	$ 1,212	$ 3,081	$ 880
Interest cost	12,462	2,499	11,816	2,153
Expected return on plan assets	(17,229)	-	(16,406)	-
Amortization of transition obligation asset	(1,569)	-	(1,570)	-
Amortization of prior service cost (credit)	252	(396)	253	(397)
Recognized net actuarial (gains) losses	(594)	686	(80)	684
Net periodic pension (benefit) cost	$ (4,038)	$ 4,001	$ (2,906)	$ 3,320
The Company’s share of net periodic pension (benefit) cost	$ (4,038)	$ 3,480	$ (2,906)	$ 2,854

The following table sets forth the components of the net periodic pension (benefit) cost and other benefits for the three-month periods ended September 30 (in 000’s):

	2008		2007
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of net periodic pension (benefit) cost:
Service cost	$ 880	$ 404	$ 1,027	$ 354
Interest cost	4,154	833	3,939	762
Expected return on plan assets	(5,743)	-	(5,469)	-
Amortization of transition obligation asset	(523)	-	(523)	-
Amortization of prior service cost (credit)	84	(132)	84	(132)
Recognized net actuarial (gains) losses	(198)	228	(27)	228
Net periodic pension (benefit) cost	$ (1,346)	$ 1,333	$ (969)	$ 1,212
The Company’s share of net periodic pension (benefit) cost	$ (1,346)	$ 1,160	$ (969)	$ 1,056

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at September 30, 2008 (in 000’s):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	14, 692,734	2,774,523	66.8
Minimum income	248,622	92,538	60.7
Minimum accumulation and withdrawal	5,378,965	305,917	63.1
1   Net amount at risk represents the difference between guaranteed benefits and account balance.

The following roll forward summarizes the change in reserve for the Company’s guaranteed minimum death and income benefit for the nine-month period ended September 30, 2008 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2007	$ 39,673	$ 4,817	$ 44,490

Benefit ratio change / Assumption changes	87,189	5,797	92,986
Incurred guaranteed benefits	13,266	781	14,047
Paid guaranteed benefits	(31,523)	(1,303)	(32,826)
Interest	3,983	249	4,232

Balance at September 30, 2008	$ 112,588	$ 10,341	$ 122,929

The following roll forward summarizes the change in reserve for the Company’s guaranteed minimum death and income benefit for the nine-month period ended September 30, 2007 (in 000’s):

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

Guaranteed minimum accumulation benefits (“GMABs”) and withdrawal benefits (“GMWBs”) are considered to be derivatives under SFAS No. 133 and are recorded at fair value through earnings.  Prior to the adoption of SFAS No. 157, the fair value of the embedded derivatives was calculated stochastically using risk neutral scenarios over a fifty-year projection.  Policyholder assumptions were based on experience studies and industry standards.  Consistent with the provisions of SFAS No. 157, effective January 1, 2008, the Company began incorporating risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives. The net balance of GMABs and GMWBs constituted a liability in the amount of $244.0 million and $37.4 million at September 30, 2008 and December 31, 2007, respectively.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2008 and concluded that these assets were not impaired.  Due to market declines in the third quarter of 2008, the Company performed additional analyses of goodwill and indefinite-lived intangible assets and concluded that these assets were not impaired.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. SECURITIES LENDING

The Company participates in a securities lending program to generate additional income, whereby certain fixed maturity securities are loaned for a specified period of time from the Company’s portfolio to qualifying third parties, via a lending agent.  Borrowers of these securities provide collateral of 102% of the market value of the loaned securities.  The Company generally accepts cash as the only form of collateral.  Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults.

As of September 30, 2008 and December 31, 2007, the fair value of the loaned securities was approximately $257.4 million and $536.4 million, respectively, and was included in fixed maturities, available-for-sale, and cash and cash equivalents in the Company’s consolidated balance sheets.  The Company had accepted cash collateral relating to the securities lending program in the amount of $273.3 million and $533.5 million as of September 30, 2008 and December 31, 2007, respectively, all of which was re-invested in certain cash instruments and other available-for-sale securities.  The Company records the collateral investments at fair value in the consolidated balance sheets in other invested assets.  The fair value of the collateral investments at September 30, 2008 and December 31, 2007 was $259.4 million and $517.7 million, respectively.

The Company earns income from the reinvestment of the cash collateral.  The Company recorded before-tax income from securities lending transactions, net of lending fees, of $1.9 and $1.5 million for the nine-months ended September 30, 2008 and 2007, respectively, which was included in net investment income.

11. DEFERRED TAXES

The Company’s net deferred tax asset of $409.6 million at September 30, 2008 is comprised of gross deferred tax assets, gross deferred tax liabilities and a valuation allowance.  The gross deferred tax assets are primarily related to realized and unrealized investment security losses, as well as a current period net operating loss (“NOL”) which, if unutilized, will expire in 2023.

The Company recorded a valuation allowance of $89.2 million in the statement of operations relating to the tax benefits associated with other-than-temporary investment impairment losses recorded during the third quarter of 2008 because management has determined that it is not more likely than not that the losses will be utilized either against prior year capital gains or through the generation of future capital gains within the applicable carryforward period.

The Company believes that it is more likely than not that the deferred tax assets related to the unrealized investment losses and the NOL will be realized.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Operations
For the nine-month period ended September 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$12,131	$78,430	$-	$-	$90,561
Net investment loss	(779,714)	(43,159)	(38,055)	-	(860,928)
Net derivative loss	(181,756)	(7,533)	(83,759)	-	(273,048)
Net realized investment losses	(246,113)	(34,216)	(31,429)	-	(311,758)
Fee and other income	341,421	8,655	29,923	-	379,999

Total revenues	(854,031)	2,177	(123,320)	-	(975,174)

Benefits and Expenses

Interest credited	360,300	32,861	23,987	-	417,148
Interest expense	53,128	(498)	33,503	-	86,133
Policyowner benefits	159,292	57,815	14,548	-	231,655
Amortization of DAC, VOBA and VOCRA	(516,743)	(76,010)	(214)	-	(592,967)
Other operating expenses	168,018	34,008	21,645	-	223,671

Total benefits and expenses	223,995	48,176	93,469	-	365,640

Loss before income tax benefit	(1,078,026)	(45,999)	(216,789)	-	(1,340,814)

Income tax benefit	(335,291)	(4,846)	(65,206)	-	(405,343)
Equity in the net loss of subsidiaries	(192,736)	-	-	192,736	-

Net loss	$(935,471)	$(41,153)	$(151,583)	$192,736	$(935,471)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the nine-month period ended September 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$12,176	$33,129	$-	$-	$45,305
Net investment income	742,730	71,271	23,826	-	837,827
Net derivative loss	(10,549)	(1,749)	-	-	(12,298)
Net realized investment (losses) gains	(1,936)	981	(20)	-	(975)
Fee and other income	342,204	17,940	2,313	-	362,457
Subordinated notes early redemption premium	-	-	25,578	-	25,578

Total revenues	1,084,625	121,572	51,697	-	1,257,894

Benefits and Expenses

Interest credited	437,629	39,181	1,976	-	478,786
Interest expense	61,056	-	17,763	2	78,821
Policyowner benefits	84,354	29,359	1,759	-	115,472
Amortization of DAC and VOBA	182,133	11,430	-	-	193,563
Other operating expenses	181,451	23,268	617	(2)	205,334
Partnership capital securities early redemption payment	-	-	25,578	-	25,578

Total benefits and expenses	946,623	103,238	47,693	-	1,097,554

Income before income tax expense	138,002	18,334	4,004	-	160,340

Income tax expense	35,494	6,190	1,214	-	42,898
Equity in the net income of subsidiaries	14,934	-	1,811	(16,745)	-

Net income	$117,442	$12,144	$4,601	$(16,745)	$117,442

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended September 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$3,464	$26,725	$-	$-	$30,189
Net investment loss	(483,107)	(43,549)	(47,048)	-	(573,704)
Net derivative loss	(193,980)	(5,545)	(59,650)	-	(259,175)
Net realized investment losses	(249,348)	(34,289)	(31,411)	-	(315,048)
Fee and other income	110,397	3,856	10,073	-	124,326

Total revenues	(812,574)	(52,802)	(128,036)	-	(993,412)

Benefits and Expenses

Interest credited	113,416	11,592	8,137	-	133,145
Interest expense	19,478	(37)	10,144	-	29,585
Policyowner benefits	78,719	20,499	4,272	-	103,490
Amortization of DAC, VOBA and VOCRA	(239,817)	(61,628)	3,387	-	(298,058)
Other operating expenses	45,083	10,503	6,683	-	62,269

Total benefits and expenses	16,879	(19,071)	32,623	-	30,431

Loss before income tax benefit	(829,453)	(33,731)	(160,659)	-	(1,023,843)

Income tax benefit	(228,891)	(149)	(45,466)	-	(274,506)
Equity in the net loss of subsidiaries	(148,775)	-	-	148,775	-

Net loss	$(749,337)	$(33,582)	$(115,193)	$148,775	$(749,337)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at September 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$477,573	$151,745	$52,479	$-	$681,797
Trading fixed maturities at fair value	10,884,356	1,059,735	1,032,564	-	12,976,655
Investment in subsidiaries	345,976	-	-	(345,976)	-
Mortgage loans	1,936,584	174,212	-	-	2,110,796
Derivative instruments – receivable	371,930	-	53	-	371,983
Limited partnerships	153,932	-	-	-	153,932
Real estate	157,298	-	44,292	-	201,590
Policy loans	695,148	175	25,116	-	720,439
Other invested assets	249,648	41,679	-	-	291,327
Cash and cash equivalents	957,773	84,293	206,165	-	1,248,231
Total investments and cash	16,230,218	1,511,839	1,360,669	(345,976)	18,756,750

Accrued investment income	213,455	15,460	17,982	-	246,897
Deferred policy acquisition costs	2,079,929	220,396	74,088	-	2,374,413
Value of business and customer renewals acquired	135,388	11,790	-	-	147,178
Net deferred tax asset	521,587	13,386	-	(125,379)	409,594
Goodwill	658,051	45,087	5,611	-	708,749
Receivable for investments sold	79,358	1,268	14,842	-	95,468
Reinsurance receivable	1,849,130	82,724	848,926	-	2,780,780
Other assets	247,021	28,041	2,209	-	277,271
Separate account assets	21,907,199	814,936	52,675	-	22,774,810

Total assets	$43,921,336	$2,744,927	$2,377,002	$(471,355)	$48,571,910

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,455,029	$1,353,515	$792,211	$-	$17,600,755
Future contract and policy benefits	755,844	88,952	37,483	-	882,279
Payable for investments purchased	345,957	2,444	47,471	-	395,872
Accrued expenses and taxes	158,573	11,431	(2,973)	-	167,031
Net deferred tax liability	-	-	125,379	(125,379)	-
Debt payable to affiliates	1,005,000	-	1,115,000	-	2,120,000
Reinsurance payable to affiliate	1,526,755	136,847	-	-	1,663,602
Derivative instruments – payable	540,777	-	10,845	-	551,622
Other liabilities	510,446	78,136	111,601	-	700,183
Separate account liabilities	21,907,199	814,936	52,675	-	22,774,810

Total liabilities	42,205,580	2,486,261	2,289,692	(125,379)	46,856,154

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,447,242	239,963	209,749	(449,712)	2,447,242
Accumulated other comprehensive loss	(83,753)	(22,240)	(4,714)	26,954	(83,753)
Retained (deficit) earnings	(654,170)	38,843	(120,267)	81,424	(654,170)

Total stockholder’s equity	1,715,756	258,666	87,310	(345,976)	1,715,756

Total liabilities and stockholder’s equity	$43,921,336	$2,744,927	$2,377,002	$(471,355)	$48,571,910

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$10,157,376	$1,288,568	$57,286	$-	$11,503,230
Trading fixed maturities at fair value	3,288,671	-	578,340	-	3,867,011
Investment in subsidiaries	559,851	-	-	(559,851)	-
Mortgage loans	2,146,286	170,205	1,850	-	2,318,341
Derivative instruments – receivable	609,261	-	-	-	609,261
Limited partnerships	164,464	-	-	-	164,464
Real estate	157,147	-	44,630	-	201,777
Policy loans	686,099	118	26,416	-	712,633
Other invested assets	499,538	69,138	-	-	568,676
Cash and cash equivalents	415,494	65,901	688,306	-	1,169,701
Total investments and cash	18,684,187	1,593,930	1,396,828	(559,851)	21,115,094

Accrued investment income	268,732	15,245	6,386	-	290,363
Deferred policy acquisition costs	1,469,976	118,126	15,295	-	1,603,397
Value of business and customer renewals acquired	35,735	16,071	-	-	51,806
Net deferred tax asset	171,899	-	-	(155,954)	15,945
Goodwill	658,051	45,167	5,611	-	708,829
Receivable for investments sold	2,796	615	71	-	3,482
Reinsurance receivable	1,937,814	123,214	648,221	-	2,709,249
Other assets	278,573	32,877	155,221	(154,672)	311,999
Separate account assets	23,996,463	929,008	71,132	-	24,996,603

Total assets	$47,504,226	$2,874,253	$2,298,765	$(870,477)	$51,806,767

LIABILITIES

Contractholder deposit funds and other policy liabilities	$16,361,329	$1,285,259	$615,981	$-	$18,262,569
Future contract and policy benefits	706,657	93,001	23,930	-	823,588
Payable for investments purchased	169,606	635	28,969	-	199,210
Accrued expenses and taxes	169,532	22,915	85,290	(154,672)	123,065
Net deferred tax liability	-	1,045	154,909	(155,954)	-
Debt payable to affiliates	945,000	-	1,000,000	-	1,945,000
Reinsurance payable to affiliate	1,574,517	117,367	-	-	1,691,884
Derivative instruments – payable	446,508	-	132	-	446,640
Other liabilities	704,467	107,458	76,136	-	888,061
Separate account liabilities	23,996,463	929,008	71,132	-	24,996,603

Total liabilities	45,074,079	2,556,688	2,056,479	(310,626)	49,376,620

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,146,436	239,963	274,555	(514,518)	2,146,436
Accumulated other comprehensive loss	(92,403)	(11,924)	(1,333)	13,257	(92,403)
Retained earnings (deficit)	369,677	87,426	(33,478)	(53,948)	369,677

Total stockholder’s equity	2,430,147	317,565	242,286	(559,851)	2,430,147

Total liabilities and stockholder’s equity	$47,504,226	$2,874,253	$2,298,765	$(870,477)	$51,806,767

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
For the nine-month period ended September 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net loss from operations	$(935,471)	$(41,153)	$(151,583)	$192,736	$(935,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premiums on investments	16,334	2,460	(930)	-	17,864
Amortization of DAC, VOBA and VOCRA	(516,742)	(76,011)	(214)	-	(592,967)
Depreciation and amortization	4,079	233	640	-	4,952
Net loss on derivatives	137,665	7,533	78,071	-	223,269
Net realized losses on available-for-sale investments	6,573	4,812	2,024	-	13,409
Changes in fair value of trading investments	1,420,662	98,448	156,929	-	1,676,039
Net realized losses on trading investments	268,678	30,182	25,989	-	324,849
Net change in unrealized and undistributed losses in private equity limited partnerships	4,919	-	-	-	4,919
Interest credited to contractholder deposits	360,300	32,861	23,987	-	417,148
Deferred federal income taxes	(318,131)	(4,875)	(27,709)	-	(350,715)
Equity in net loss of subsidiaries	192,736	-	-	(192,736)	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(192,632)	(21,978)	(58,579)	-	(273,189)
Accrued investment income	55,277	(215)	(11,596)	-	43,466
Net reinsurance receivable/payable	137,859	62,170	(200,705)	-	(676)
Future contract and policy benefits	49,187	(4,125)	13,553	-	58,615
Other, net	36,197	(437)	100,214	-	135,974

Net cash provided by (used in) operating activities	727,490	89,905	(49,909)	-	767,486

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	78,581	5,956	4,888	-	89,425
Trading fixed maturities	1,115,703	179,748	216,932	-	1,512,383
Mortgages loans	233,030	7,143	20,672	-	260,845
Real estate	1,160	-	-	-	1,160
Other invested assets	231,748	27,225	-	-	258,973
Purchases of:
Available-for-sale fixed maturities	(46,363)	(14,027)	(7,737)	-	(68,127)
Trading fixed maturities	(710,344)	(256,338)	(848,805)	-	(1,815,487)
Mortgage loans	(23,096)	(11,150)	(19,000)	-	(53,246)
Real estate	(3,861)	-	(303)	-	(4,164)
Other invested assets	(79,977)	-	-	-	(79,977)
Net change in other investments	(232,971)	(27,225)	-	-	(260,196)
Net change in policy loans	(9,049)	(57)	1,300	-	(7,806)

Net cash provided by (used in) investing activities	$554,561	$(88,725)	$(632,053)	$-	$(166,217)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows (continued)
For the nine-month period ended September 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,369,898	$285,681	$89,500	$-	$1,745,079
Withdrawals from contractholder deposit funds	(2,448,372)	(260,019)	(4,667)	-	(2,713,058)
Debt proceeds	60,000	-	115,000	-	175,000
Capital contribution	300,000	-	-	-	300,000
Other, net	(21,298)	(8,450)	(12)	-	(29,760)

Net cash (used in) provided by financing activities	(739,772)	17,212	199,821	-	(522,739)

Net change in cash and cash equivalents	542,279	18,392	(482,141)	-	78,530

Cash and cash equivalents, beginning of period	415,494	65,901	688,306	-	1,169,701

Cash and cash equivalents, end of period	$957,773	$84,293	$206,165	$-	$1,248,231

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
For the nine-month period ended September 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$117,442	$12,144	$4,601	$(16,745)	$117,442
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	24,758	1,391	366	-	26,515
Amortization of DAC and VOBA	182,133	11,430	-	-	193,563
Depreciation and amortization	3,065	-	616	-	3,681
Net loss on derivatives	18,365	1,751	-	-	20,116
Net realized losses (gains) on available-for-sale investments	1,936	(981)	20	-	975
Changes in fair value of trading investments	58,935	-	-	-	58,935
Net realized gains on trading investments	(4,095)	-	-	-	(4,095)
Net change in unrealized and undistributed gains in private equity limited partnerships	(38,075)	-	-	-	(38,075)
Interest credited to contractholder deposits	437,629	39,181	1,976	-	478,786
Deferred federal income taxes	(34,347)	9,947	386	-	(24,014)
Equity in net income of subsidiaries	(14,934)	-	(1,811)	16,745	-
Changes in assets and liabilities:
Additions to DAC	(222,971)	(22,133)	-	-	(245,104)
Accrued investment income	24,370	(984)	8,612	-	31,998
Net reinsurance receivable/ payable	68,401	(107)	-	-	68,294
Future contract and policy benefits	(29,782)	3,157	255	-	(26,370)
Dividends received from subsidiaries	63,995	-	-	(63,995)	-
Other, net	49,268	3,242	2,157	-	54,667

Net cash provided by operating activities	706,093	58,038	17,178	(63,995)	717,314

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	3,057,295	271,007	66,129	-	3,394,431
Trading fixed maturities	536,848	-	-	-	536,848
Mortgage loans	253,394	32,138	-	-	285,532
Other invested assets	617,056	24	960	(23,260)	594.780
Redemption of subordinated note from affiliate	-	-	600,000	-	600,000
Purchases of:
Available-for-sale fixed maturities	(1,933,412)	(167,358)	(12,928)	-	(2,113,698)
Trading fixed maturities	(132,285)	-	-	-	(132,285)
Mortgage loans	(279,569)	(36,960)	-	-	(316,529)
Real estate	(1,985)	-	(15,839)	-	(17,824)
Other invested assets	(52,398)	(23,260)	-	23,260	(52,398)
Net change in other investments	(348,990)	23,260	-	-	(325,730)
Net change in policy loans	(5,642)	(19)	10,021	-	4,360
Early redemption premium	-	-	25,578	-	25,578

Net cash provided by investing activities	$1,710,312	$98,832	$673,921	$-	$2,483,065

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the nine-month period ended September 30, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,414,612	$144,346	$-	$(650)	$1,558,308
Withdrawals from contractholder deposit funds	(3,173,295)	(290,461)	(11,934)	650	(3,475,040)
Additional capital contributed to subsidiaries	(6,370)	-	6,370	-	-
Repayments of debt	(380,000)	-	(600,000)	-	(980,000)
Dividends paid to parent	-	-	(63,995)	63,995	-
Early redemption payment	-	-	(25,578)	-	(25,578)
Other, net	2,328	-	-	-	2,328

Net cash used in financing activities	(2,142,725)	(146,115)	(695,137)	63,995	(2,919,982)

Net change in cash and cash equivalents	273,680	10,755	(4,038)	-	280,397

Cash and cash equivalents, beginning of period	513,190	54,231	10,659	-	578,080

Cash and cash equivalents, end of period	$786,870	$64,986	$6,621	$-	$858,477

13. SUBSEQUENT EVENTS

Capital Contribution

On November 13, 2008, the Company received an additional capital cash contribution of $425 million from the Parent.

Market Volatility

Between September 30, 2008 and October 31, 2008, the S&P 500 index has declined 16.9% and, while medium term risk free rates have declined, as illustrated by the decline of 0.15% in U.S. Treasury 5-year yields, corporate credit spreads have widened, as illustrated by the increase in the Lehman U.S. Credit Index average spread of 117 basis points resulting in an overall increase in corporate credit rates.  This has resulted in an increase in our unrealized losses on our fixed income investments.  Our unrealized gains and losses can vary significantly between periods.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) ("the Company"), elects to omit Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Consolidated Statements of Operations between the nine-month periods ended September 30, 2008 and September 30, 2007.

CAUTIONARY STATEMENT

This Form 10-Q includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995.  These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market and interest rate risk, capital management and liquidity risk, and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate.  These risks and uncertainties may concern, among other things:

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), value of customer renewals acquired (“VOCRA”), derivative instruments, the fair value of financial instruments, policy liabilities and accruals, other-than-temporary impairments of investments and goodwill.  In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop.  Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.  See below for discussion of the Company’s critical accounting policies related to the fair value of financial instruments.  For discussion of the remainder of the Company’s critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Fair Value Measurement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable, unrelated willing parties at the measurement date, using inputs, including assumptions and estimates, a market participant would utilize.  In determining fair value, the Company uses various methods including market, income and cost approaches.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs, including third-party pricing services, independent dealer quotes, pricing matrices and pricing models.

The Company has categorized its financial instruments based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

The following table presents the fair value of assets and liabilities, as categorized in the Company’s fair value hierarchy as of September 30, 2008 (in 000’s):

	Total Fair Value	Percentage of Total Fair Value
Assets
Quoted prices in active markets for identical assets or liabilities (“Level 1”)	$ 2,090,277	5.5%
Measured using observable inputs (“Level 2”)	33,475,653	88.3
Measured using unobservable inputs (“Level 3”)	2,350,268	6.2
Total assets measured at fair value	37,916,198	100.0

Liabilities
Quoted prices in active markets for identical assets or liabilities (“Level 1”)	80,414	7.3
Measured using observable inputs (“Level 2”)	563,840	50.8
Measured using unobservable inputs (“Level 3”)	463,975	41.9
Total liabilities measured at fair value	$ 1,108,229	100.0%

The following table presents the fair value of Level 3 assets and liabilities as a percentage of total assets and liabilities measured at fair value as of September 30, 2008 (in 000’s):

	Level 3	Total Fair Value	Percentage of Total Fair Value
Assets
Available-for-sale fixed maturities	$ 15,176	$ 681,797	2.2%
Trading fixed maturities	1,255,157	12,976,655	9.8
Other invested assets	2,401	1,879,596	0.1
Separate account assets	1,077,534	22,378,150	4.8
Total assets measured at fair value	2,350,268	37,916,198	6.2

Liabilities
Other policy liabilities	416,366	482,019	86.4
Derivative instruments and other liabilities	47,609	626,210	7.6
Total liabilities measured at fair value	$ 463,975	$ 1,108,229	41.9%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Fair Value Measurement (continued)

With regard to the assets included in Level 3, the trading fixed maturities are made up primarily of asset-backed securities (“ABS”) and mortgage-backed securities (“MBS”).  The Company transferred approximately $209.4 million of ABS and MBS securities into Level 3 during the nine-month period ended September 30, 2008, primarily due to changes in pricing methodology.  Approximately $348.6 million of unrealized losses included in earnings for the nine-month period ended September 30, 2008, are related to certain ABS and MBS securities measured using unobservable inputs.  Additionally, the Company transferred approximately $365.9 million of Corporate securities into Level 3 during the three-month period ended September 30, 2008, primarily due to changes in pricing methodology.

Fair Value of Financial Instruments

In the normal course of business, the Company enters into transactions involving various types of financial instruments.  These instruments involve credit risk and may also be subject to risk of loss due to interest rate fluctuation.  The Company monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize loss.

In determining the fair value of the Company’s derivative financial instruments, including swaps, options, and futures, the Company considers counter party credit risk, as well as its own credit risk.  In order to mitigate credit risk exposure, the Company transacts with counterparties that have a similar rating as the Company, prices its derivative liabilities based on its own credit rating, and generally holds collateral service agreements for its net derivative exposure with each counter party.  At September 30, 2008, the net value of derivative financial instruments held in Level 3 was $47.6 million, representing 8.6% of the net derivative balance of the Company.

The Company also holds derivatives which are embedded in its insurance contracts.  The fair value of these embedded instruments is calculated stochastically using risk neutral scenarios over a fifty-year projection.  Consistent with the provisions of SFAS No. 157, effective January 1, 2008, the Company began incorporating risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.  At September 30, 2008, the value of embedded derivatives held in Level 3 was $416.4 million, representing 86.4% of the embedded derivative balance of the Company.

The Company determines the fair value of its publicly traded fixed maturities using four primary pricing methods: third-party pricing services, independent non-binding broker quotes, pricing matrices, pricing models, and other sources, including amortized cost.  Prices are first sought from third-party pricing services; the remaining unpriced securities are priced using one of the remaining three methods.  The Company generally does not adjust quotes or prices obtained from brokers or pricing services.  Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on broker prices are classified as Level 3.

The following table presents the fair value of fixed maturity securities by pricing source and the categorization in the Company’s fair value hierarchy as of September 30, 2008 (in 000’s).

	Level 1	Level 2	Level 3	Total	Percentage of Total Fair Value
Priced via third-party pricing services	$ 317,393	$ 10,933,788	$ 422,598	$ 11,673,779	85.4%
Priced via independent broker quotes	-	25,513	510,509	536,022	3.9
Priced via pricing matrices	-	-	9,068	9,068	0.1
Priced via pricing models	-	1,111,425	18,738	1,130,163	8.3
Priced via other sources	-	-	309,420	309,420	2.3
Total	$ 317,393	$ 12,070,726	$ 1,270,333	$ 13,658,452	100.0%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Fair Value of Financial Instruments (continued)

Third-party pricing services derive security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing matrices and models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.  In some circumstances, third-party pricing services may price certain securities via independent broker quotes which utilize inputs that may be difficult to corroborate with observable market based data.  In accordance with SFAS No. 157, the Company has analyzed the third-party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS No. 157 fair value hierarchy level based upon trading activity and the observability of market inputs.

Structured securities are priced using a matrix, fair value model or independent broker quotes.  Commercial mortgage-backed securities (“CMBS”) are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  Other collateralized mortgage obligations (“CMO”) and ABS are priced using matrices, models or independent broker quotations.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, MBS, CMBS, and CMOs.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

At September 30, 2008, $857.5 of structured securities classified as asset-backed and mortgage-backed securities, which also includes CMOs and CMBS, are classified as Level 3.  This represents 67.5% of the total Level 3 fixed maturity securities and 28.8% of the total ABS and MBS securities at September 30. 2008.

The Company validates the prices obtained from its third-party pricing services quarterly, through a variety of methods, including subjecting prices to a tolerance range, based on market conditions.  The Company performs further testing on those securities whose prices do not fall within the pre-established tolerance range.  This testing includes looking at specific market events that may affect pricing or obtaining additional information or new prices from the third-party pricing service.  Additionally, the Company makes a selection of securities from its portfolio and compares the price received from its third-party pricing services to an independent source, creates option adjusted spreads for each security, or obtains additional broker quotes to corroborate the current market price.  At September 30, 2008, the Company found no material variances between the prices received from third-party pricing sources and the results of its testing.

CAPITAL MANAGEMENT & LIQUIDITY RISK

The Company ensures that adequate capital is maintained to support the risk associated with its businesses.  The approach to managing capital has been developed to ensure that an appropriate balance is maintained between the internal assessment of capital required and the requirements of regulators and rating agencies.  The Company is subject to capital requirements, as prescribed by the National Association of Insurance Commissioners (“NAIC”).  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life companies, which establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.  Furthermore, declining equity markets may result in an increase in required capital for regulatory purposes.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CAPITAL MANAGEMENT & LIQUIDITY RISK (CONTINUED)

Liquidity risk is the risk that the Company will not be able to fund all cash outflow commitments as they fall due.  The Company generally maintains a conservative liquidity position that exceeds all the liabilities payable on demand.  The Company’s asset-liability management allows it to maintain its financial position by ensuring that sufficient liquid assets are available to cover its potential funding requirements.  The Company invests in various types of assets with a view of matching them with its liabilities of various durations.  To strengthen its liquidity further, the Company actively manages and monitors its capital and asset levels, the diversification and credit quality of its investments and cash forecasts and actual amounts against established targets.  The Company also maintains liquidity contingency plans for the management of liquidity in the event of a liquidity crisis.

Through effective cash management and capital planning, the Company ensures that it is sufficiently funded and maintains adequate liquidity to meet its obligations.  At September 30, 2008, the Company, through its operational cash flows and various sources of liquidity (e.g., capital contributions from SLF) has sufficient liquidity to meet all of its obligations.

RESULTS OF OPERATIONS

Nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007:

Net Income

The Company’s net (loss) income was $(935.5) million and $117.4 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  (Loss) income before income taxes was $(1,340.8) million and $160.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively.   The significant changes are described below.

REVENUES

Total revenues were $(975.2) million and $1,257.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The decrease of $2,233.1 million was primarily due to the following:

Premium and annuity considerations - were $90.6 million and $45.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $45.3 million increase was primarily related to a $26.4 million increase in group dental and group disability premiums, an $8.0 million increase in group life premiums, a $6.3 million increase in group health premiums and a $4.6 million increase in group stop loss premiums.  The increases in the group line of business were primarily due to the reinsurance agreement between the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”), and Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate.

Net investment (loss) income - was $(860.9) million and $837.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  Investment income, excluding the mark to market of the trading portfolio and partnership income, was $820.0 million and $853.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The decrease of $33.5 million was the result of a decrease in average invested assets which decreased investment income by $101.6 million, offset by a higher average investment yield, due to portfolio management and product mix changes, which increased investment income by $68.1 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Investment loss related to the changes in the market value of securities in the trading portfolio and changes in the value of the partnership investments was $1,680.9 million and $15.7 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The $1,665.2 million change in 2008, as compared to 2007, was primarily due to the change in the fair value of securities in the trading portfolio.  The change in the market value of securities in the trading portfolio was primarily related to widening credit spreads that are greater than the overall decrease in risk free rates, as well as the Company’s adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” under which the Company elected the fair value option for all fixed maturity securities attributable to certain life, health and annuity products which had previously been designated as available-for-sale (the “FV option”).  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.

Net derivative loss - was $273.0 million and $12.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  Derivative losses in 2008 primarily represent fair value changes of interest rate swaps resulting from declining swap interest rates and the net interest received or paid on swap agreements.  Generally, as interest rates decline, the market value of the Company's interest rate swaps decreases.  This is due to the fact that, in most instances, the Company is paying a fixed interest rate and receiving a floating rate on the swaps.

The $273.0 million derivative loss for the nine-month period ended September 30, 2008 includes $166.1 million of derivative income related to the decrease in the value of embedded derivative liabilities.  The decrease in the value of embedded derivatives was due to the Company’s adoption of SFAS No. 157.  This change is primarily a result of changes to the valuation assumptions regarding policyholder behavior, primarily lapses, as well as the incorporation of risk margins and the Company’s own credit standing in the valuation of embedded derivatives.

All derivatives are recognized on the balance sheet at fair value.  Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of net derivative loss.  The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged items in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is not justified at this time.

The Company issues annuity contracts and certain funding agreements that contain a derivative instrument that is embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or funding agreement) and is carried at fair value.  The Company also purchases call options and futures on the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500 Index”) (“S&P”, “S&P 500”, and “Standard & Poor’s” are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) to economically hedge its obligations under certain fixed index annuity contracts.  Certain funding agreement contracts are highly-individualized and typically involve the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps.  The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the funding agreement.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements.  Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for floating-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes.  The Company also utilizes equity and interest rate derivatives to hedge against stock market exposure inherent in the guaranteed minimum living and death benefit features of the Company’s variable annuities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Net derivative loss consisted of the following (in 000’s):

	Nine-month periods ended September 30,
	2008	2007

Net (expense) income on swap agreements	$ (42,294)	$ 12,300
Change in fair value of swap agreements (interest rate, currency, and equity)	(130,840)	(68,857)
Change in fair value of options, futures and embedded derivatives	(99,914)	44,259

Net derivative loss	$ (273,048)	$ (12,298)

Net realized investment losses - were $311.8 million and $1.0 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $318.4 million and $2.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  Included in these write-downs are losses incurred on the impairments of Lehman Brothers Holdings Inc. (“Lehman”) and Washington Mutual, Inc. and its affiliates (“Washington Mutual”).  The Company previously reported significant exposure to these companies, as well as American International Group, Inc. and its affiliates (“AIG”) on Form 8-K during the quarter ended September 30, 2008.

Fees and other income – were $380.0 million and $362.5 for the nine-month periods ended September 30, 2008 and 2007, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and certain rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $240.3 million and $230.0 million for the nine-month periods ended September 30, 2008 and 2007, respectively, and represented 1.34% and 1.35% of the average variable annuity separate account asset balances for the nine-month periods ended September 30, 2008 and 2007, respectively.  Average separate account assets were $23.9 billion and $22.7 billion for the nine-month periods ended September 30, 2008 and 2007, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $16.6 million and $15.7 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees and administrative service fees.  Other income was $123.1 million and $116.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $6.3 million increase in other income was primarily related to the reinsurance agreement between the Company’s subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), and Sun Life Assurance Company of Canada (“SLOC”), an affiliate.

Subordinated notes early redemption premium was the premium received from Sun Life of Canada (U.S.) Holding, Inc. (the “Parent”) in connection with the early redemption of a $600 million subordinated note.  The early redemption premium was $25.6 million for the nine-month period ended September 30, 2007.  See corresponding early redemption payment described below under “Partnership capital securities early redemption payment.”

BENEFITS AND EXPENSES

Total benefits and expenses were $365.6 million and $1,097.6 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The decrease of $732.0 million was primarily due to the following:

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Interest credited - to policyholders was $417.1 million and $478.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $61.7 million decrease was the result of a lower average crediting rate, decreasing interest credited by $38.3 million and lower average policyholder balances, which decreased interest credited by $23.4 million.

Interest expense - was $86.1 million and $78.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $7.3 million increase in interest expense was primarily due to $33.5 million increase related to a variable funding note that Sun Life Vermont issued in November, 2007. At September 30, 2008, this note had a balance of $1,115 million. The $33.5 million increase was offset by a $26.5 million decrease related to the redemption of $600 million of partnership capital securities and $380 million of promissory notes on May 27, 2007.

Policyholder benefits - were $231.7 million and $115.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $116.2 million increase in 2008 compared to 2007 was primarily due to an $87.7 million increase in reserves, a $29.1 million increase in health benefits due to the reinsurance, renewal rights and administrative services agreements between SLHIC and SLNY (collectively, the “SLHIC to SLNY asset transfer”), and an $11.8 million increase in death benefits, offset by a $12.4 million decrease in annuity payments and surrender benefits.  The increase in reserves was mainly attributable to reserves for guaranteed minimum death benefits (“GMDB”) on variable annuity products as a result of current market declines.

Other operating expenses - were $223.7 million and $205.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $18.4 million increase in 2008 compared to 2007 was primarily due to $33.8 million increase in operating expenses and commissions due primarily to the reinsurance agreements between SLNY and SLHIC, and between Sun Life Vermont and SLOC.  The increase was offset by a $15.4 million decrease in premium taxes primarily related to lower BOLI sales.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses.  Amortization expense was $(497.7) million and $184.6 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $682.3 million decrease in amortization expense in 2008 as compared to 2007 is primarily due to the $1,676.0 million decrease in value of fixed maturity investments the Company experienced during the period, which, under the FV option, were recorded through the statement of operations.  Prior to the adoption of the FV option for the fixed maturity investments, the effect of these market value changes on DAC was shown as a component of other comprehensive income.

Due to the significant decrease in the value of fixed maturity investments experienced during the nine-month period ended September 30, 2008, the Company recorded negative amortization, which resulted in an increase to the DAC asset.  The Company’s policy is to ensure the DAC asset does not exceed accumulated deferrals plus interest.  At September 30, 2008, the Company reached its limit regarding the increase to the DAC asset related to certain products and did not record all of the calculated negative DAC amortization.  In addition, the Company tests its DAC asset for future recoverability, and has determined that the asset was not impaired at September 30, 2008.

Offsetting the negative amortization was an increase in expense of $214.2 million for the nine-month period ended September 30, 2008, resulting from updates to profitability projections due to actual changes in policies in-force, including a decrease in actual fund growth as compared with estimated fund growth in the Company’s variable annuities portfolio, which reduced projected future profits.  During the nine-month period ended September 30, 2007, increased gross profit contributed to amortization expense of $274.8 million, partially offset by a decrease of $42.7 million resulting from updates to profitability projections due to actual changes in policies in-force.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport Life Insurance Company (i.e., November 1, 2001) and the effective date of the SLHIC to SLNY asset transfer (i.e., May 31, 2007).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization was $(95.3) million and $8.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The change in amortization expense in 2008 as compared to 2007 was primarily due to decreased actual gross profits which decreased amortization expense by approximately $85.0 million for the nine-month period ended September 30, 2008.  For the nine-month period ended September 30, 2008, VOBA amortization included a decrease of $7.2 million due to model refinements as a result of the adoption of SFAS No. 159, which was partially offset by adjustments related to updates to profitability projections due to actual change in policy in-force.  During the nine-month period ended September 30, 2007, VOBA amortization increased by $10.5 million due to increase in actual gross profits.

Partnership capital securities early redemption payment - was the penalty paid to Sun Life of Canada (U.S.) Capital Trust I, an affiliate, in connection with the early redemption of $600 million of partnership capital securities.  The early redemption payment was $25.6 million for the nine-month period ended September 30, 2007.

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

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”), an affiliate.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III.  Total interest credited for these funding agreements was $26.3 million and $38.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The Company also issued on September 19, 2006 a $100 million floating rate demand note payable to LLC III.  The Company expensed $2.9 million and $4.3 million for interest on this demand note for the nine-month periods ended September 30, 2008 and 2007, respectively.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”), an affiliate.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $25.7 million and $38.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The Company also issued on May 24, 2006 a $100 million floating rate demand note payable to LLC II.  The Company expensed $2.9 million and $4.3 million interest on this demand note for the nine-month periods ended September 30, 2008 and 2007, respectively.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC"), an affiliate.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10 million to LLC.  Total interest credited for these funding agreements was $26.3 million and $38.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The Company also issued, on June 10, 2005, a $100.0 million floating rate demand note payable to LLC.  The Company expensed $2.9 million and $4.3 million for interest on this demand note for the nine-month periods ended September 30, 2008 and 2007, respectively.

Other - The Wealth Management Segment currently manages a closed block of single premium whole life (“SPWL”) insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion as of September 30, 2008 and December 31, 2007.  This entire block of business is reinsured on a funds withheld basis with SLOC.

By reinsuring the SPWL product, the Company reduced net investment income by $67.9 million and $70.3 million, and interest credited by $56.3 million and $54.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  In addition, the Company also increased net investment income relating to an experience rating refund under the reinsurance agreement by $13.4 million and $9.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

The Company sells its annuity products via an affiliated distribution organization, Sun Life Financial Distributors, Inc., and through Independent Financial Marketing Group, Inc. (“IFMG”), which was affiliated with the Company until November 7, 2007 when IFMG was sold by the Company’s indirect parent, Sun Life Financial (U.S.) Holdings, Inc.   The annuity products are also distributed through a variety of unaffiliated retail organizations including securities brokers, financial institutions, insurance agents and financial advisers.  Investment options available under these products are managed by several investment managers, including Massachusetts Financial Services Company and Sun Capital Advisers LLC, affiliates of the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), whereby the Company is the sole beneficiary of the CARS Trust.  As of September 30, 2008, total assets and liabilities of the CARS Trust were $89.1 million and $47.7 million, respectively.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Revised December 2003).”  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s condensed consolidated financial statements.  As of September 30, 2008, the Company recorded in its condensed consolidated balance sheets $81.7 million of trading fixed maturities, $7.4 million of deferred tax assets, $47.6 million of liabilities relating to a total return swap and $0.1 million of other liabilities.  As of December 31, 2007, the Company recorded in its consolidated balance sheets $53.8 million of trading fixed maturities, $2.9 million of deferred tax assets, $1.0 million of accrued investment income and $7.9 million of liabilities relating to a total return swap.

The following is a summary of operations for the Wealth Management Segment for the nine-month periods ended September 30 (in 000’s):

	2008	2007

Total revenues	$ (985,682)	$ 1,003,274
Total benefits and expenses	86,966	885,248
(Loss) income before income tax (benefit) expense	(1,072,648)	118,026

Net (loss) income	$ (674,077)	$ 87,069

Pre-tax (loss) income was $(1,072.6) million and $118.0 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The significant changes are described below.

REVENUES

Total revenues were $(985.7) million and $1,003.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The decrease of $1,989.0 million was primarily due to the following:

Net investment (loss) income - was $(827.5) million and $732.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  Investment income, excluding the mark to market of the trading portfolio, was $660.2 million and $787.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The decrease of $127.1 million was the result of a decrease in average invested assets which decreased investment income by $138.7 million offset by a higher average investment yield, due to portfolio management, which increased investment income by $11.6 million.

Investment loss related to changes in the market value of securities in the trading portfolio was $1,487.7 million and $54.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The change in the market value of the trading portfolio is primarily related to widening credit spreads that are greater than the overall decrease in risk free rates, as well as the adoption of SFAS No. 159, under which the Company adopted the FV option for all available-for-sale fixed maturity securities attributable to certain annuity products.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

Net derivative loss - was $189.6 million and $13.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  Derivative loss for the nine-month period ended September 30, 2008, primarily represents fair value changes of interest rate swaps, resulting from decreasing swap interest rates, and fair value changes of equity derivatives due to declining equity markets.  The $189.6 derivative loss for the nine-month period ended September 30, 2008 includes $166.1 million derivative income related to the decrease in the value of embedded derivatives which was due to the adoption of SFAS No. 157 on January 1, 2008.

Net derivative loss for the Wealth Management Segment consisted of the following (in 000’s):

	Nine-month periods ended September 30,
	2008	2007

Net (expense) income on swap agreements	$ (39,288)	$ 8,951
Change in fair value of swap agreements	(113,655)	(66,202)
(interest rate, currency, and equity)
Change in fair value of options, futures and	(36,631)	43,971
embedded derivatives

Net derivative loss	$ (189,574)	$ (13,280)

Net realized investment losses - were $260.9 million and $1.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  Net realized investment losses included write-downs of fixed maturities for other-than-temporary impairments of $264.5 million and $2.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  Included in these write-downs are losses incurred on the impairments of Lehman and Washington Mutual.  The Company previously reported significant exposure to these companies, as well as AIG, on Form 8-K during the quarter ended September 30, 2008.

Fees and other income - were $279.7 million and $273.1 million for the nine-month periods ended September 30, 2008, and 2007, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and certain rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $208.3 million and $206.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  Variable product fees represented 1.73% and 1.62% of the average variable annuity separate account balances at September 30, 2008 and 2007, respectively.  Average separate account assets were $16.0 billion and $17.0 billion for the nine-month periods ended September 30, 2008 and 2007, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, and variable annuity policyholder balances.  Surrender charges generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $16.6 million and $15.7 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

Other income primarily represents fees charged for investment advisory services, asset participation fees and administrative service fees.  Other income was $54.8 million and $51.4 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The increase in other income was due primarily to increased asset participation fees.

BENEFITS AND EXPENSES

Total benefits and expenses were $87.0 million and $885.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The decrease of $798.2 million was primarily due to the following:

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

Interest credited - to policyholders was $379.7 million and $459.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The decrease of $79.5 million was the result of a lower average crediting rate which decreased interest credited by $32.7 million, and lower average policyholder balances which decreased interest credited by $46.8 million.

Interest expense - was $31.8 million and $44.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $12.3 million decrease in interest expense was primarily due to $8.1 million decrease related to the redemption of a $380 million promissory note on May 27, 2007 and a $4.2 million decrease in interest related to the floating rate demand notes.

Policyholder benefits - were $158.9 million and $84.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $74.7 million increase was primarily due to a $76.7 million increase in reserves and a $9.2 million increase in death benefits, offset by an $11.8 million decrease in annuity payments.  The increase in reserves was mainly attributable to reserves for GMDB on variable annuity products as a result of the changes in the unit values of policyholders’ separate account balances, as well as current market declines and a change in the calculation methodology for GMDB.

Other operating expenses - were $109.3 million and $109.0 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

Amortization of DAC - was $(493.2) million and $179.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $673.1 million decrease in amortization expense in 2008 as compared to 2007 was primarily due to a $1,487.7 million decrease in the value of fixed maturity investments the Company experienced during the period, which, under the FV option, was recorded through the statement of operations.  Prior to the Company’s adoption of the FV option for its fixed maturity investments, the effect of these market value changes on DAC was shown as a component of other comprehensive income.

Due to the significant decrease in the value of fixed maturity investments experienced during the nine-month period ended September 30, 2008, the Company has recorded negative amortization, which resulted in an increase to the DAC asset.  The Company’s policy is to ensure the DAC asset does not exceed accumulated deferrals plus interest.  At September 30, 2008, the Company reached its limit regarding the increase to the DAC asset related to certain products and did not record all of the calculated negative DAC amortization.  In addition, the Company tests its DAC asset for future recoverability, and determined that the asset was not impaired at September 30, 2008.

Offsetting the negative DAC amortization was an increase in expense of $218.2 million for the nine-month period ended September 30, 2008, resulting from updates to profitability projections due to actual changes in policies in-force, including a decrease in actual fund growth as compared with estimated fund growth in the Company’s variable annuities portfolio, which reduced projected future profits.  During the nine-month period ended September 30, 2007, increased actual gross profits contributed to amortization expense of $263.2 million, partially offset by a decrease of $41.2 million resulting from updates to profitability projections due to actual changes in policies in-force.

Amortization of VOBA - was $(99.7) million and $8.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  Decreased actual gross profits contributed to the decrease in amortization of VOBA for the nine-month period ended September 30, 2008.  For the nine-month period ended September 30, 2008, VOBA amortization included a decrease of $7.2 million due to model refinements as a result of the adoption of SFAS No. 159 which was partially offset by adjustments related to updates to profitability projections due to actual change in policy in-force.  During the nine-month period ended September 30, 2007, VOBA amortization increased by $10.5 million due to increase in actual gross profits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Individual Protection Segment

The Individual Protection Segment markets individual universal life ("UL") and variable life insurance products, including variable universal life ("VUL") products marketed to individuals, corporate-owned life insurance ("COLI") and bank-owned life insurance (“BOLI”).  UL products allow for flexible premiums and feature an investment return to policyholders at a specified rate declared by the Company.  VUL products allow for flexible premiums and variable rates of investment return; the policyholder directs how the cash value is invested and bears the investment risk.

The following provides a summary of the operations for the Individual Protection Segment for the nine-month periods ended September 30 (in 000’s):

	2008	2007

Total revenues	$(57,996)	$117,397
Total benefits and expenses	176,224	117,753
Loss before income tax benefit	(234,220)	(356)

Net loss	$(152,138)	$(126)

Total revenues were $(58.0) million and $117.4 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $175.4 million decrease was primarily attributable to decreases of $78.9 million in derivative income, $68.0 million in net investment income and $37.2 million in net realized investment gains.  The decrease in derivative income resulted primarily from the change in fair value of the derivatives embedded in the reinsurance agreement between Sun Life Vermont and SLOC, which became effective during the fourth quarter of 2007.  The decrease in net investment income included decreases in the market value of securities in the trading portfolio of $183.3 million for the nine-months ended September 30, 2008.  The Individual Protection Segment had no trading portfolio at September 30, 2007.  The decrease in net realized investment gains included write-downs of fixed maturities for other-than-temporary impairments of $37.4 million for the nine-months ended September 30, 2008.  This segment did not have any write-downs for the nine-month period ended September 30, 2007.  These decreases were partially offset by an $8.8 million increase in fee income.

Total expenses were $176.2 million and $117.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $58.4 million increase was primarily due to a $33.3 million increase in interest expense, a $17.8 million increase in interest credited, a $13.7 million increase in policyowner benefits, and a $3.0 million increase in other operating expenses.  These increases were partially offset by a $9.3 million decrease in DAC amortization.  The increase in interest expense was due to the floating rate surplus note issued by Sun Life Vermont on November 8, 2007.  At September 30, 2008, this note had a balance of $1,115 million.  The increases in the other items are primarily due to amounts resulting from the reinsurance agreement between Sun Life Vermont and SLOC.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, group dental and group short-term and group long-term disability insurance products primarily to small and mid-size employers.  This segment operates only in the State of New York through the company’s subsidiary, SLNY.

The following provides a summary of operations for the Group Protection Segment for the nine-month periods ended September 30 (in 000’s):

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Group Protection Segment (continued)

	2008	2007

Total revenues	$75,880	$34,687
Total benefits and expenses	78,173	33,575
(Loss) income before income tax (benefits) expense	(2,293)	1,112
Net (loss) income	$(1,491)	$723

The Group Protection Segment had pretax (loss) income of $(2.3) million and $1.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  Total revenues for the nine-month period ended September 30, 2008 increased by $41.2 million in comparison to the nine-month period ended September 30, 2007.  The increase was primarily due to the SLHIC to SLNY asset transfer and related reinsurance agreement, with $44.0 million in assumed premiums for the nine-month period ended September 30, 2008.

Total expenses for the nine-month period ended September 30, 2008 increased by $44.6 million in comparison to the nine-month period ended September 30, 2007.  Of this $44.6 million increase, $33.6 million is attributable to policyowner benefits and other operating expenses assumed under the reinsurance agreement between SLHIC and SLNY, and $11.0 million from an increase in other operating expenses for direct business.  In addition, included in direct expenses for the nine-month period ended September 30, 2008 is $4.4 million amortization of VOBA and VOCRA, resulting from the SLHIC to SLNY asset transfer.

This segment did not have any assumed reinsurance transactions or amortization of VOBA and VOCRA for the nine-month period ended September 30, 2007.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the nine-month periods ended September 30 in (000’s):

	2008	2007

Total revenues	$(7,376)	$102,536
Total benefits and expenses	24,277	60,978
(Loss) income before income tax (benefit) expense	(31,653)	41,558

Net (loss) income	$(107,765)	$29,776

The Corporate Segment had pretax (loss) income of $(31.7) million and $41.6 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  The $73.3 million decrease in pretax income was primarily attributable to a decrease in the value of limited partnership investments.  The decrease in total revenue was due to a decrease in investment income related to the limited partnership investments and to the redemption of the $600 million affiliated note on May 6, 2007.  The decrease in total revenue was partially offset by a decrease in total benefits and expenses primarily due to a decrease in interest expense related to the redemption of the $600 million subordinated debenture on May 6, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES

At September 30, 2008, the Company held $18.8 billion in invested assets and cash.  Of this balance, $13.7 billion was invested in fixed-maturity securities designated as either available-for-sale ($681.8 million) or trading ($13.0 billion).  Of the $681.8 million of available-for-sale fixed maturities, securities with a fair value of $583.5 million were in an unrealized loss position totaling $133.8 million.  At September 30, 2008, 29% of securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.  The total unrealized loss position for such securities was $124.5 million.

In the available-for-sale fixed maturity portfolio, securities with a fair value of $29.8 million, representing 0.16% of the total invested asset balance, were comprised of below-investment-grade or not-rated securities.  Of the total of the securities that were below-investment-grade or not-rated at September 30, 2008, securities with a fair value of $24.8 million, representing 0.13% of the total invested asset balance, were in an unrealized loss position that totaled $9.3 million.  At September 30, 2008, 8% percent of these securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.

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

“Monitor List”- Management has concluded that the fair value will increase enough to recover the Company’s amortized cost, but that changes in issuer-specific facts and circumstances require monitoring on a quarterly basis.

“Watch List”- Management has concluded that the fair value will increase enough to recover the Company’s amortized cost, but that changes in issuer-specific facts and circumstances require continued monitoring during the quarter.  A security is moved from the Monitor List to the Watch List when changes in issuer-specific facts and circumstances increase the possibility that a security may become impaired within the next 24 months.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses

The following table provides the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which are temporarily impaired, aggregated by investment category, industry sector and length of time that the individual securities had been in an unrealized loss position at September 30, 2008 (in 000’s):

	Less Than Twelve Months		Twelve Months Or More		Total
Corporate Securities:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic industry	$ 2,513	$ (251)	$ 4,240	$ (1,141)	$ 6,753	$ (1,392)
Capital goods	2,168	(224)	21,355	(4,630)	23,523	(4,854)
Communications	70,541	(9,860)	27,866	(9,209)	98,407	(19,069)
Consumer cyclical	22,980	(3,127)	32,604	(9,994)	55,584	(13,121)
Consumer noncyclical	21,446	(1,891)	17,162	(3,263)	38,608	(5,154)
Energy	37,427	(7,147)	-	-	37,427	(7,147)
Finance	57,215	(10,271)	134,180	(59,245)	191,395	(69,516)
Industrial other	11,082	(860)	-	-	11,082	(860)
Technology	4,277	(208)	-	-	4,277	(208)
Transportation	426	(38)	4,985	(1,281)	5,411	(1,319)
Utilities	38,719	(4,145)	23,022	(4,716)	61,741	(8,861)

Total Corporate	$ 268,794	$ (38,022)	$ 265,414	$ (93,479)	$ 534,208	$ (131,501)

Non-Corporate:
Asset backed and mortgage backed securities	$ 26,111	$ (578)	$ 17,585	$ (1,702)	$ 43,696	$ (2,280)
Foreign government & agency securities	490	(20)	-	-	490	(20)
U.S. Treasury & agency securities	5,135	(45)	-	-	5,135	(45)

Total Non-Corporate	31,736	(643)	17,585	(1,702)	49,321	(2,345)

Grand Total	$ 300,530	$ (38,665)	$ 282,999	$ (95,181)	$ 583,529	$ (133,846)

The Company’s available-for-sale fixed maturity gross unrealized position decreased $377.9 million as of September 30, 2008, as compared to December 31, 2007.  The change in unrealized losses was primarily due to the adoption of SFAS No. 159, under which the Company elected the FV option for all fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale.  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

The sectors in the Company’s portfolio that recognized the largest unrealized losses were Finance, Communications and Consumer Cyclical.  As of September 30, 2008, there were 116 securities accounting for unrealized losses of $69.5 million in the Finance sector.  Of these unrealized losses, 99% were related to investment grade issues (rated AAA through BBB-).
As of September 30, 2008, there were 51 Communications sector securities accounting for unrealized losses of $19.1 million.  Of the losses, 78% were related to investment grade issues (rated AAA through BBB).  As of September 30, 2008, there were 36 Consumer Cyclical sector securities accounting for unrealized losses of $13.1 million.  Of the losses, 76% were related to investment grade issues (rated AAA through BBB-).  All securities held at September 30, 2008 were subject to the Company’s portfolio monitoring process.

The Company has exposure to sub-prime and Alt-A residential mortgage-backed securities.  Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles.  Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime, but do not conform to government-sponsored standards.  The combination of these two categories of securities is considered below prime.  The Company is not an originator of residential mortgages.  The slowing U.S. housing market and relaxed underwriting standards of some originators of below-prime loans has led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years.  94% of the below-prime investments, based upon fair value, held by the Company were either issued before 2006 or have a AAA rating.  At September 30, 2008, the Company had exposure to residential sub-prime and Alt-A mortgages of $213.4 million and $145.6 million, respectively, representing less than 2% of the Company's total invested assets.

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

The table below provides the detail of the seven largest unrealized losses by CUSIP in the Company’s fixed maturity portfolio at September 30, 2008.  Management does not consider any of these unrealized losses to be material to the Company’s financial position at September 30, 2008.  Management's reasons for concluding that the fair value will increase enough to recover the Company’s amortized cost of these securities follow the table (in 000’s).

Issue/Sector	Amortized Cost	Fair Value	Unrealized Loss
A. Finance	$ 6,998	$ 3,276	$ (3,666)
B. Finance	10,118	6,508	(3,620)
C. Finance	6,353	2,877	(3,470)
D. Finance	9,000	5,670	(3,330)
E. Finance	8,114	4,910	(3,204)
F. Finance	9,487	6,406	(3,091)
G. Finance	7,200	4,183	(3,017)

For all of the securities discussed below, based on the Company’s credit analysis, management does not believe that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the investment.  Because the Company had and continues to have the intent and ability to hold these securities until recovery of fair value, which may be maturity, it did not consider these investments to be other-than-temporarily impaired at September 30, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

Issue A.  Issue A is a highly-rated investment bank with strong market positions, has recently raised capital and improved leverage.  Although the company has been impacted by recent events in the capital markets, the company has taken steps to reduce its exposure to riskier assets and has continued to realize positive earnings during the current year.  In addition, Issue A will benefit from recent regulatory changes.

Issue B.  The unrealized loss on Issue B results from the current difficult environment in middle market investment banking and high yield trading.  In late April 2008, Standard and Poor’s rating services affirmed its BBB+ credit rating.  Although Issue B has reported losses in the first two quarters of 2008, the company has continued to raise capital to support its investment grade rating.

Issue C.  The unrealized loss on Issue C, one of the nation’s leading consumer lending operations with a focus on credit cards, is generally due to weak consumer and housing markets.  Based on the current credit environment, Issue C has performed better than most of its peers, and was in line with the company’s guidance.  In the past two years, Issue C has made acquisitions that balance its funding mix.  Issue C maintains solid investment grade ratings and liquidity remains strong.

Issue D.  Issue D remains one of the strongest financial institutions in the world, with a particularly strong franchise in the UK.  However, like its peers, this institution reported write-downs in various investments related to consumer and commercial loans.  The institution remains well-capitalized and profitable in spite of the continued pressure on global markets.  It is an investment grade security with a credit rating of AA.

Issue E.  Issue E is an investment grade insurance company which has a strong franchise, a solid investment portfolio and increased revenues, year over year.  Issue E has recently made an acquisition which increased equity and strategically places it in a good position for the future.  In addition, the company’s debt has an investment grade rating.  Although demand for Issue E’s securities is relatively low, it is expected that its market will recover.

Issue F.  Issue F is a premier investment banking, securities and investment management firm with a strong market position.  Although it has been impacted by recent events in the capital markets, Issue F has significantly outperformed its peers during the recent market turbulence.  Issue F has recently raised capital and has improved its liquidity in the current quarter.  In addition, Issue F will benefit from recent regulatory changes.

Issue G.  Issue G is a highly-rated insurance company that has been impacted by liquidity concerns and recent downgrades.  Issue G has recently raised capital to improve its overall capital position and improve its liquidity.  The company continues to actively address its risk in the current credit market.  Issue G has an attractive franchise with strong earnings power, as such, it is expected that the market for Issue G securities will recover.

As of September 30, 2008, the remaining securities in an unrealized loss position have losses of less than $3 million per CUSIP and were subject to the same quantitative and qualitative credit analysis as the aforementioned securities. The Company expects these investments to continue to perform in accordance with their original contractual terms and the Company has the intent and ability to hold these investments until their fair values recover.

Realized Losses

During the nine-month period ended September 30, 2008, the Company’s realized losses related to securities that were in an unrealized loss position were insignificant.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4T. Controls and Procedures.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

November 14, 2008	/s/ Westley Thompson
Date	Westley Thompson, President, SLF U.S.
(Principal Executive Officer)

November 14, 2008	/s/ Ronald H. Friesen
Date	Ronald H. Friesen , Senior Vice President and Chief Financial Officer
(Principal Financial Officer)