Form 10-K
period 2008-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2009-03-30
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, 333-144912-01, 333-155716, 333-155726, 333-155791, 333-155793, 333-155797, 333-156303, 333-156304, and 333-156308

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

Registrant has 6,437 shares of common stock outstanding on March 30, 2009, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2008

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

Effective December 31, 2007, SLNY entered into a reinsurance agreement with Sun Life Assurance Company of Canada (“SLOC”), an affiliate, under which SLOC will fund a portion of the statutory reserves required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38 (“AXXX reserves”), as adopted by the National Association of Insurance Commissioners (“the NAIC”), attributable to certain individual universal life (“UL”) policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain inforce policies at December 31, 2007.  Future new business also is reinsured under this agreement.

On October 31, 2007, the Company subscribed to $250,000 worth of shares of, and contributed $150 million of paid-in capital to, a newly formed wholly-owned subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”).  Sun Life Vermont is a Vermont-domiciled special purpose financial captive insurance company which, effective November 8, 2007, entered into a reinsurance agreement with SLOC, under which it assumed the risks of certain UL policies issued prior to December 31, 2008 by SLOC.  This agreement is described more fully in Note 9 of the consolidated financial statements.  A long-term financing arrangement has been established with a financial institution (the "Lender") that will enable Sun Life Vermont to fund a portion of its reinsurance obligations.  Under this arrangement, Sun Life Vermont issued, in 2008 and 2007, floating rate surplus notes of $115 million and $1 billion, respectively, (the “Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007-SUNAXXX LLC (“SUNAXXX”) affiliated with the Lender.  Pursuant to an agreement between the Lender and SLC – U.S. Ops Holdings, SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, has consolidated SUNAXXX in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (revised December 2003)" (“FIN 46(R)”).

Effective September 27, 2007, the Company dissolved Sun Life of Canada (U.S.) Holdings General Partner LLC (the “General Partner”).  The General Partner was the sole general partner in Sun Life of Canada (U.S.) Limited Partnership I (the “Partnership”) and, as a result, the Partnership had been consolidated with the results of the Company.  The Partnership was organized to purchase subordinated debentures issued by the Parent and to issue partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I (the “Capital Trust”).  Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  The Partnership was dissolved effective September 27, 2007.

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

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), whereby the Company is the sole beneficiary of the CARS Trust.  As of December 31, 2008, total assets and liabilities of the CARS Trust were $62.2 million and $42.7 million, respectively.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate the trust under the requirements of FIN 46(R).  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s consolidated financial statements.  As of December 31, 2008, the Company recorded in its consolidated balance sheets $42.3 million of trading fixed maturities, $19.2 million of deferred tax asset, $0.7 million of accrued investment income, $42.1 million relating to a credit default swap liability and $0.7 million of other liabilities.  As of December 31, 2007, the Company recorded in its consolidated balance sheets $53.8 million of trading fixed maturities, $2.9 million of deferred tax asset, $1.0 million of accrued investment income and $7.9 million relating to a total return swap liability.

Reinsurance

In the normal course of business, the Company reinsures portions of its life insurance, annuity and disability income exposure with both affiliated and unaffiliated companies using traditional indemnity reinsurance agreements.  The Company also reinsures, on a stop-loss basis with unaffiliated companies, the excess minimum death benefit exposure with respect to a portion of the Company’s variable annuity business.  The Company, as the ceding company, remains responsible for that portion of the policies reinsured under each of its existing agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim.  To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial position of its reinsurers and monitors concentrations of credit risk.  The Company assumes certain risks for fixed annuity and fixed index annuity contracts, as well as certain individual life insurance and group insurance contracts from an affiliate. The Company also assumes certain risk for certain fixed annuity contract from an unrelated company.

Reserves

The Company has established and reported liabilities for future policy benefits in accordance with generally accepted accounting principles in the United States of America ("GAAP") in order to meet its obligations on its outstanding contracts.  Liabilities for variable annuity contracts, variable life insurance and variable universal life insurance policies are considered separate account liabilities and are carried at fair value (the policyholder bears the investment risk). Liabilities for death benefit and income benefit guarantees provided under variable annuity contracts are considered general account liabilities and are held at an actuarially determined value, equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments.  Universal life policies, deferred fixed annuity contracts, and funding agreements are classified as general account liabilities, and are carried at account value (the Company bears the investment risk).  Account values of the contracts include deposits plus credited interest, less expenses, mortality fees and withdrawals.  Reserves for individual life, group life, individual payout annuity, group payout annuity, group disability, group dental and group stop loss contracts are based on mortality and morbidity tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at assumed rates, will be sufficient to meet the Company’s policy obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Investments

The Company’s consolidated total assets were $46.1 billion at December 31, 2008; 44.5% consisted of separate account assets, 27.0% were invested in bonds and similar securities, 4.5% in mortgages, 1.6% in policy loans, 0.4% in real estate, and the remaining 22.0% in cash and other assets.

Competition

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products.  A.M. Best Company, Inc. has assigned the Company and its subsidiary, SLNY, a rating of A+ (superior).  Standard & Poor’s, a division of The McGraw-Hill Companies, has assigned the Company and SLNY each a rating of AA (very strong).  Moody’s Investor Service, Inc. has assigned the Company a rating of Aa3 (excellent).

Employees

Pursuant to an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC. The Company is reimbursed for the cost of these services.  As of December 31, 2008, the Company and its subsidiaries had 2,590 employees who were employed at the Company’s principal executive office in Wellesley Hills, Massachusetts, as well as offices in Windsor, Connecticut; Greenfield, Massachusetts; New York, New York; Portsmouth, New Hampshire; and 34 regional group sales offices throughout the United States.

In January 2009, the Company undertook an action to reduce the Company’s cost structure and staffing levels due to the current economic environment.  The Company severed 143 employees in connection with this initiative.

Regulation and Regulatory Developments

The Company and its insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. The laws of the various jurisdictions address such issues as company licensing, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, establishing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amount of permitted investments.  On or before March 1st each year, the Company and its insurance subsidiaries file annual statements relating to their operations for the preceding year and their financial position at the end of such year with state insurance regulatory authorities in each jurisdiction where they are licensed.

The annual statements include financial statements and exhibits prepared in conformity with statutory accounting principles, which differ from GAAP.  The laws of the respective state insurance departments require that insurance companies domiciled in the respective state prepare their statutory financial statements in accordance with the NAIC’s Accounting Practices and Procedures Manual, version effective March 2008, subject to any deviation prescribed or permitted by the Insurance Commissioner of the respective state. The books and records of the Company and its insurance subsidiaries are subject to review or examination by their respective state departments of insurance at any time. Examination of their operations is conducted at periodic intervals.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Regulation and Regulatory Developments (continued)

Federal legislation has been introduced in recent years, which, if ever enacted, could result in the U.S. federal government assuming a more direct role in the regulation of the insurance industry.  During the last session of Congress, legislation was introduced in the U.S. House of Representatives and the U.S. Senate that, if passed, would have allowed life insurers to choose between being regulated by a single federal regulator or to remain regulated by the states.  It is likely that similar legislation will be introduced and seriously considered in the current session of Congress as part of an effort by the federal government to enact comprehensive reform of the regulation of financial services in the United States.

In 2007, the Internal Revenue Service (“IRS”), in Revenue Ruling 2007-61 announced its intention to issue regulations with respect to certain computational aspects of the dividends-received deduction (“DRD”) on separate account assets held in connection with variable annuity contracts and regulatory guidance project appears on the IRS’s 2008-2009 Priority Guidance Plan.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  Any DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment before they are finalized.  The timing, substance and effective date for the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the years ended December 31, 2008 and 2007, the financial statements reflect benefits of $24.5 million and $12.0 million, respectively, related to the separate account DRD.

Item IA. Risk Factors

Risk factors have an impact on the value of the Company. Effective risk management is one of the ways the Company protects and enhances value by providing a risk framework to maximize opportunity, minimize exposure, and limit uncertainty.  The goal is not to eliminate all risks, but instead to manage risk to achieve the Company’s overall objectives.

Further explanation of the risks relating to the Company’s businesses, and the accounting and actuarial assumptions and estimates used by the Company in the preparation of its financial statements, can be found in Part II, Items 7, 7A and 8 of this annual report on Form 10-K.

Credit Risk

Credit risk is the uncertainty of receiving amounts the Company is owed from its financial counterparties.  The Company is subject to credit risk arising from issuers of securities held in its investment portfolio, reinsurers, derivative counterparties and other entities.  Losses may occur when a counterparty fails to make timely payments pursuant to the terms of the underlying contractual arrangement or when the counterparty’s credit rating otherwise deteriorates.

Continued volatility in the capital markets, including deteriorating credit, may also have a significant impact on the value of the fixed income assets in the Company’s investment portfolio.  Events that result in defaults, impairments or downgrades of the securities within the investment portfolio would cause the Company to record realized or unrealized losses and increase its provisions for asset default, adversely impacting earnings.

The Company purchases reinsurance for certain risks underwritten by its Wealth Management, Individual Protection and Group Protection business segments.  Reinsurance does not relieve the Company of its direct liability to policyholders and accordingly, the Company bears credit risk with respect to its reinsurers.  Although the Company deals primarily with affiliates and highly rated external reinsurers, a deterioration in credit ratings, or reinsurer insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement could have an adverse effect on the Company’s profitability and financial position.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Equity Market Risk

Equity risk is the potential for financial loss arising from price changes or volatility in equity markets.  It arises when the market value of assets and liabilities change due to equity market movements, without being offset elsewhere.

Equity market price declines and/or volatility impact both assets and liabilities and, hence, could have an adverse effect on the Company’s business, profitability and capital requirements in several ways.

The Company derives a portion of its revenue from fee income generated by its insurance and annuity contracts where fee income is levied on account balances that directionally move in line with general equity market levels.  Fee income is assessed as a percentage of assets under management and, therefore, varies directly with the value of such assets.  Adverse fluctuations in the market value of such assets would result in corresponding adverse impacts on the Company’s revenue and net income.  In addition, declining and volatile equity markets may have a negative impact on sales and redemptions (surrenders), resulting in further adverse impacts on the Company’s net income and financial position.

Various insurance and annuity products contain guarantees which may be triggered upon death, maturity, withdrawal or annuitization, depending on the market performance of the underlying funds.  For example, the Company offers variable annuities with guaranteed minimum death benefits and guaranteed minimum accumulation or withdrawal benefits.  The cost of providing for these guarantees increases under volatile and declining equity market conditions, resulting in negative impacts on net income and capital.  These impacts of declining and/or more volatile equity markets could result in the acceleration of the recognition of certain acquisition expenses.

In addition, the Company has real estate and private equity investments.  Real estate risk is the risk of financial loss arising from ownership of, or loans on, real property.  Real estate risk may arise from external market conditions, inadequate property analysis, inadequate insurance coverage, inappropriate real estate appraisals or from environmental risk exposures.  The timing and amount of income from private equity investments is difficult to predict, and therefore investment income from these investments can vary from quarter to quarter.  Fluctuations in the value of these asset types will also impact the Company’s profitability and financial position.

Interest Rate Risk

Interest rate risk is the potential for financial loss arising from changes or volatility in interest rates (including credit spreads), when asset and liability cash flows do not coincide.

Significant changes or volatility in interest rates and/or credit spreads could have a negative impact on sales of certain insurance and annuity products, and adversely impact the expected pattern of redemptions (surrenders) on existing policies.  Rapid increases in interest rates and/or widening credit spreads may increase the risk that policyholders will surrender their contracts, forcing the Company to liquidate investment assets at a loss and accelerate recognition of certain acquisition expenses.  While the Company’s insurance and annuity products often contain surrender mitigation features, these may not be sufficient to fully offset the adverse impact of the underlying losses on asset sales.  Conversely, rapid declines in interest rates and/or narrowing credit spreads may result in increased asset calls, mortgage prepayments and net reinvestment of positive cash flows at lower yields.  Any of the events outlined above may have an adverse impact on the Company’s profitability and financial position.

Lower interest rates and/or a narrowing of credit spreads can also cause compression of the net spread between interest earned on investments and interest credited to policyholders.  As well, certain products have explicit or implicit interest rate guarantees (in the form of settlement options, minimum guaranteed crediting rates and guaranteed premium rates) and, if investment returns fall below those guarantee levels, the Company may be required to accelerate recognition of certain acquisition expenses and increase actuarial liabilities, negatively affecting net income and capital.

A sustained low interest rate environment may adversely impact primary demand for a number of the Company’s core insurance and annuity offerings, requiring a significant repositioning of its product portfolio.  This may contribute to adverse developments in revenues and cost trends and, hence, overall profitability.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Interest Rate Risk (continued)

Credit spreads on corporate bonds and asset-backed securities widened significantly in 2008.  A further (or prolonged) widening of credit spreads may have a material impact on the value of fixed income assets, resulting in further (or prolonged) depressed market values.  A decrease in the market value of assets due to credit spread widening may lead to losses in the event of the liquidation of assets prior to maturity.  In contrast, credit spread tightening may result in reduced investment income on new purchases of fixed income assets.

The Company also has direct exposure to interest rates and credit spreads from investments supporting other general account liabilities (without interest guarantees).  Lower interest rates and/or a narrowing of credit spreads will result in reduced investment income on new fixed income asset purchases.  Conversely, higher interest rates and/or wider credit spreads will reduce the value of the Company’s existing assets.

The Company uses derivative instruments in order to reduce its exposure to interest rate risk.  The general availability and cost of these instruments may be adversely impacted by changes in interest rate levels and volatility.  In addition, these derivative instruments may themselves expose the Company to other risks such as basis risk (the risk that the derivatives do not exactly replicate the underlying exposure), derivative counterparty credit risk (see Credit Risk section above), model risk and other operational risks.  These factors may adversely impact the net effectiveness, costs and financial viability of maintaining these derivative instruments and therefore adversely impact the Company’s profitability and financial position.

Risk of Sustained Economic Downturn

During 2008, global capital markets continued to deteriorate, leading to the current global economic downturn.  A sustained global economic downturn characterized by higher unemployment, lower family incomes and corporate earnings, lower consumer spending and business investment could have multiple effects on the Company’s business, including reduced demand for the Company’s financial and insurance products, and an increased likelihood of higher surrenders/redemptions and insurance claims (e.g., increased incidence and reduced termination rates in respect of disability related claims).

Furthermore, a prolonged economic downturn may give rise to a higher level of strategic risks including those associated with industry restructuring and changes in the profile of potential mercers and acquisitions, new competitive dynamics and significant changes in the legal, regulatory and tax regime within which the Company operates.

Moreover, the capital market conditions generally associated with a sustained economic downturn increases the risk profile of many of the financial and market risks outlined in other sections of this disclosure.  As a result, the risk of a sustained economic downturn should be considered in conjunction with other specific risk factors described in this section of the Annual Report on Form 10-K including, in particular, credit risk, equity market risk, interest rate risk and liquidity risk.

Liquidity Risk

Liquidity risk is the risk of not having cash available to fund all commitments as they fall due.  This includes the risk of being forced to sell assets at depressed prices resulting in realized losses on sale.  The Company’s funding obligations arise in connection with the payment of policyholder benefits, expenses, asset purchases, investment commitments and interest on debt.  The Company’s primary source of funds is cash provided by operating activities.

Please refer to Part II, Item 7A of this annual report for further discussions regarding Liquidity Risk.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Capital Adequacy Risk

Capital adequacy risk is the risk that capital is not or will not be sufficient to withstand adverse economic conditions, to maintain financial strength or to allow the Company and its subsidiaries to support ongoing operations and to take advantage of opportunities for expansion.  The Company employs various alternatives to manage its capital, including entering into reinsurance transactions with affiliated companies.  In this environment, the Company is significantly dependent on SLF and its affiliates to provide additional capital, if required.

Please refer to Part II, Item 7A of this annual report for further discussions regarding Capital Adequacy Risk

Financial Strength and Credit Ratings

Financial strength and credit ratings risk is the risk of a downgrade by rating agencies of the Company’s financial strength and/or credit ratings.

Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under insurance policies.  In recent months, the rating agencies have placed a negative outlook on the North American life insurance industry, as a result of the deterioration of global equity and credit markets.  Three independent rating agencies have lowered the Company’s financial strength ratings.  On March 6, 2009, Standard & Poor’s lowered the Company’s financial strength rating from AA+ (very strong) to AA (very strong).  On February 27, 2009, A.M. Best lowered the Company’s financial strength rating from A++ (superior) to A+ (superior).  On February 12, 2009, Moody’s lowered the Company’s financial strength rating from Aa2 (excellent) to Aa3 (excellent).

A material downgrade in the Company’s financial strength ratings may have an adverse effect on its financial condition and results of operations through loss of sales, higher levels of surrenders and withdrawals, higher reinsurance and may potentially require the Company to reduce prices for products and services to remain competitive.

Investment Performance

Investment performance risk is the risk that the Company fails to achieve the desired return objectives on its investment portfolio.  Failure to achieve investment objectives may adversely affect investment income on general account investments and overall profitability.

The performance of the Company’s investment portfolio depends in part upon the level of and changes in interest rates, credit spreads, equity prices, real estate values, the performance of the economy in general, the performance of the specific obligors included in these portfolios and other factors that are beyond the Company’s control.  Changes in these factors can affect the Company’s net investment income in any period and such changes could be substantial.

Investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of the Company’s Wealth Management segment.  In addition, poor investment performance by the Company’s Wealth Management operations could adversely affect net sales and redemptions, and reduce the level of assets under management, potentially adversely impacting the Company’s revenues and income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Mortality and Morbidity

Mortality and morbidity risk is the risk of incurring higher than anticipated mortality and morbidity claim losses.  This risk can arise in connection with an increase in frequency and/or average severity of realized claims.

Mortality and morbidity risk can arise in the normal course of business through random fluctuation in realized experience, through catastrophes, or in association with other risk factors such as product development and pricing or model risk.  Adverse mortality and morbidity experience could also occur through systemic anti-selection, which could arise due to poor plan design, underwriting process failure or through the development of investor owned and secondary markets for life insurance policies.  The Company is exposed to the catastrophic risk of natural environmental disasters (e.g., earthquakes), and man-made events (e.g., acts of terrorism, military actions, inadvertent introduction of toxic elements into the environment).

These factors could result in a significant increase in mortality and/or morbidity experience above the assumptions used in pricing and valuation of products, leading to a material adverse effect on the Company’s profitability and financial position.

During economic slowdowns, such as the one currently being experienced, the risk of adverse morbidity experience increases from the impact of the shifting nature of disabilities and cyclical economic outcomes, introducing the potential for adverse financial volatility in disability results.

Changes in Legislation and Regulations

The Company is subject to extensive laws and regulations.  These laws and regulations are complex and subject to change.  Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, and state attorneys general, each of which exercises a degree of interpretive latitude.  Consequently, the Company is subject to the risk that compliance is not sufficient with any particular regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight.  In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to the Company’s detriment, or that changes in the overall legal environment, even absent any change of interpretation by any particular regulator or enforcement authority, may cause the Company to change its views regarding the actions management needs to take from a legal risk management perspective, which could necessitate changes to the Company’s practices that may, in come cases, limit management’s ability to grow and improve the profitability of the Company’s business.

Legal, Regulatory and Market Conduct Matters

Failure to comply with laws or to conduct the Company’s business consistent with changing regulatory or public expectations could adversely impact the Company’s reputation and may lead to regulatory proceedings, penalties and litigation.  The Company’s business is based on public trust and confidence and any damage to that trust or confidence could cause customers not to buy, or to redeem, the Company’s products.  The Company also faces a significant risk of litigation in the ordinary course of operating its business, including the risk of class actions.

Insurance and securities regulatory authorities in certain jurisdictions regularly make inquiries, conduct investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance and securities laws and regulations.  These laws and regulations are primarily intended to protect policyholders and generally grant supervisory authorities broad administrative powers.  Changes in these laws and regulations, or in the interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus, could have a material adverse effect on the Company’s business and liquidity.  Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially the Company’s direct and indirect compliance costs and other expenses of doing business, thus having a material adverse effect on the Company’s business, financial position and results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Product Design and Pricing

Product design and pricing risk arises from deviations in assumptions used in the pricing of products as a result of uncertainty concerning future investment yields, mortality and morbidity experience, policyholder behavior, sales levels, mix of business, expenses and taxes.  Although some of the Company’s products permit it to increase premiums or adjust other charges and credits during the life of the policy or contract, the terms of these policies or contracts may not allow for sufficient adjustments to maintain expected profitability.  This could have an adverse effect on the Company’s results of operations.

Products which offer complex features, options and/or guarantees require increasingly complex pricing models, methods and/or assumptions leading to additional levels of uncertainty.  The risk of mis-pricing increases with the number and inherent volatility of assumptions needed to model a product.  Past experience data supplemented with future trend assumptions may be poor predictors of future experience.  Lack of experience data on new products or new customer segments increases the risk that future actual experience unfolds differently from expected assumptions.  External environmental factors may introduce new risk drivers which were unanticipated during product design and have an adverse result on the financial performance of the product.  Policyholder sophistication and behavior in the future may vary from what is assumed at the time the product is designed, adversely affecting the financial performance of a product.

Reinsurance Markets

As part of its overall risk management strategy, the Company purchases reinsurance for certain risks underwritten by its various insurance businesses.  Reinsurance markets risk is the risk of financial loss due to adverse developments in reinsurance market conditions.  It also includes credit risk in respect of exposures ceded to reinsurance counterparties (see Credit Risk section above).

Changes in reinsurance market conditions may adversely impact the availability and/or cost of maintaining existing or securing new requisite reinsurance capacity, with adverse impacts on profitability.  This could also adversely affect the Company’s willingness and/or ability to write certain lines of future business.

Reinsurance does not relieve the Company’s insurance businesses of their direct liability to policyholders and accordingly, the Company bears credit risk with respect to its reinsurers.  Although the Company deals primarily with affiliated and highly rated reinsurers, deterioration in reinsurer credit ratings, reinsurer insolvency, or a reinsurer’s inability or unwillingness to make payments under the terms of its reinsurance agreement could have an adverse effect on the Company’s profitability and financial position.

Policyholder Behavior

Policy behavior risk is the risk of financial loss due to the mis-estimation or deterioration in the behavior of policyholders with regard to lapse of policies or exercise of other embedded policy options.

Many of the Company’s products include some form of embedded policyholder option.  These could range from simple options relating to surrender/termination to more complex options relating to payment of premiums, or embedded options relating to various benefit and coverage provisions.  Changes in the frequency or pattern with which these options are elected (relative to those assumed in the pricing and valuation of these benefits) could have an adverse impact on the Company’s profitability and financial position.

Distribution Channels

The inability of the Company to attract and retain intermediaries and agents to distribute the Company’s products could materially impact sales and results of operations.

The Company distributes its products through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers and other third-party organizations.  The Company competes with other financial institutions to attract and retain these intermediaries and agents on the basis of products, compensation, support services and financial position.  The Company’s sales and results of operations could be materially adversely affected if it is unsuccessful in attracting and retaining these intermediaries and agents.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential for financial loss arising from changes or volatility in foreign currency exchange rates.  It arises from currency mismatches between the Company’s assets and liabilities (inclusive of capital) and from cash flow currency mismatches.  This risk may arise from a variety of sources such as foreign currency transactions and services and investments denominated in foreign currencies.

Please refer to Part II, Item 7A of this annual report for further discussions regarding Foreign Currency Exchange Risk.

Competition

Competition from financial services companies, including banks, mutual fund companies, financial planners, insurance companies and other providers is intense, and could adversely affect the Company’s business.

The businesses in which the Company engages are highly competitive, with several factors affecting the Company’s ability to sell its products, including price and yields offered, financial strength ratings, range of product lines and product quality, claims-paying ratings, brand strength and name recognition, investment management performance, historical dividend levels and the ability to provide value added services to distributors and customers.  In certain markets, some of the Company’s competitors may be superior to the Company on one or more of these factors, such as the strength of distribution arrangements or the ability to offer a broader product array.

Product development and product life cycles have shortened in many product segments, leading to more intense competition with respect to product features.  The shortened product life cycle increases product development and administrative costs and reduces the time frame over which capital expenditures can be recovered.  Regulatory and compliance costs also generally rise with increases in the range and complexity of the Company’s product portfolio.

The Company has many large and well-capitalized competitors with access to significant resources.  Among other things, the competition in these industries throughout the world has resulted in a trend towards the global consolidation of the financial services industry including, in particular, the insurance, banking and investment management sectors.  To the extent that consolidation continues, the Company will increasingly face more competition from large, well-capitalized financial services companies in each jurisdiction in which it operates.  Larger life insurers can sustain profitable growth and provide superior customer service by investing heavily in such fundamental activities as brand equity, product development, technology, risk management, and distribution capability.  There can be no assurance that this increasing level of competition will not adversely affect the Company’s businesses.

Many of the Company’s insurance products, particularly those offered by the Group Protection Segment, are underwritten annually.  Given this relatively high frequency of renewal activity, this business may be particularly exposed to adverse persistency through market competitive pressures.

Model Risk

Model risk refers to financial or non-financial losses resulting from the use of financial models.  All models are subject to model risk.

The Company makes extensive use of financial models in a wide range of business applications including product development and pricing, capital management, valuation, financial reporting, planning, and risk management.

Model risk can arise from many sources including inappropriate methodologies, inappropriate assumptions or parameters, incorrect use of source data, inaccurate or untimely source data, incorrect application or operator errors.  Increasing product complexity due to new features and regulatory expectations is driving more complex models, which may increase the risk of error.  If the assumptions are erroneous, or data or calculation errors occur in the models, this could result in a negative impact on the Company’s results of operations and financial position.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Model Risk (continued)

Many of the Company’s methods and models for managing risk and exposures are based upon the use of observed historical precedent for financial market behavior, credit experience and insurance risks.  As a result, these methods may not fully predict future risk exposures, which can be significantly greater than the Company’s historical measures indicate.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophic occurrence or other matters that are publicly available or otherwise accessible to the Company; however, this information may not always be accurate, complete, up-to-date properly evaluated or necessarily indicative of ultimate realized experience.

Longevity

Longevity Risk is the potential for economic loss, accounting loss or volatility in earnings arising from uncertain ongoing changes in rates of mortality improvement, or a major medical breakthrough extending human life to extremes.  Longevity risk affects contracts where benefits are based upon the likelihood of survival, such as annuities or pensions.

Many of the Company’s Wealth Management products provide benefits over the policyholder’s continued lifetime.  Higher than expected ongoing improvements in policyholder life expectancy could therefore increase the ultimate cost of providing these benefits, thereby requiring a strengthening in policyholder liabilities, resulting in reductions in net income and capital.

Business Continuity

The Company’s businesses are dependent on operational processes and computer and Internet-enabled technology.  This reliance exposes the Company to disruption of its systems by power or other utility outages, fires, floods, severe storms, terrorism and other man-made attacks, natural disasters and other events.  In addition to system disruption, such unanticipated events also can directly affect staff, preventing them from getting to work or from operating business processes.

Although the Company has implemented and periodically tests its business continuity, crisis management and disaster recovery plans, a sustained failure of one or more of the Company’s key business processes or systems could materially and adversely impact the Company’s business and operations and its employees.  In addition, because some of the Company’s business processes are performed by third parties and some of the Company’s systems interface with and are dependent on third-party systems, the Company could experience service interruptions if third party operations or systems fail or experience interruptions.

Information System Security and Privacy/ System & Control Failure

A serious security breach of the Company’s systems or the information stored, processed or transmitted on these systems could damage the Company’s reputation or result in liability.  The Company may be vulnerable to physical break-ins, computer viruses, system break-ins by hackers, programming and/or human errors, fraud or similar disruptive problems.  There is also a risk that certain internal controls could fail due to human or system error, which could create and/or exacerbate the consequences from such events.  Such events could have an adverse effect on the Company’s results of operations and reputation.

The Company retains data used for business transactions, financial reporting, as well as personal information about its customers and employees in its computer and other record retention systems, and also enables customer on-line access to certain products and services.  Although the Company has implemented extensive security measures to safeguard the confidentiality, integrity and availability of information, it is not possible to fully eliminate security and privacy risk.

The Company periodically needs to update or change its systems to meet business needs.  Although every reasonable precaution is taken to ensure these changes succeed, it is not possible to fully eliminate the risk of business disruption.  Some of these changes or upgrades are extremely complex and there is a chance that an undetected technical flaw may be present that, when implemented, stops or disrupts critical information technology systems or business applications.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Dependence on Third-Party Relationships

Dependence on third-party relationships is the risk that third-parties (e.g., key service providers, entities to which the Company has outsourced certain functions etc.) do not provide the contracted service at the cost and quality levels expected.

The Company contracts for services with a wide range of third-party service providers and has outsourced certain business and information technology functions to third parties in various jurisdictions.  An interruption in the Company’s continuing relationship with certain third parties, the impairment of their reputation or creditworthiness, or their failure to provide contracted services could materially and adversely affect the Company’s ability to market or service its products.  There can be no assurance that the Company would be able to find alternate sources for these outsourcing arrangements in a timely manner.

Attracting and Retaining Talent

Attracting, retaining and maintaining the engagement of qualified employees, including executives, sales representatives and employees with business critical skills, is expected to be challenging in the current environment.  If the Company is unable to attract, retain and engage qualified employees, sales representatives and executives, its ability to achieve business objectives, including operational, financial and growth goals, could be adversely affected.

Challenging global market conditions and/or actions taken by the Company to reduce expenses may impact employee compensation and engagement, and could decrease the Company’s ability to attract and retain talent.

Environmental Risk

Environmental risk is the potential for financial or reputation loss arising from an adverse environmental event (e.g. toxic spills) and may arise from the Company’s direct ownership of property, or from loans, bonds or stocks in which the Company has invested.

The Company’s reputation and, hence, ability to successfully build its business and brand, may be adversely affected if the Company, a tenant or a mortgagor contravenes, or is perceived to have contravened, environmental laws, regulations or accepted practice.

Interaction of Risks

The risks outlined above may occur independently or in various combinations.  Certain loss events may give rise to multiple risks occurring simultaneously or in relatively rapid chained progression.  For example, a major global pandemic would have a material adverse impact on mortality and claims experience.  Such an event may also trigger adverse global capital markets developments, including a downturn in equity market levels and interest rates, increased volatility and credit deterioration.  Operational risks could also arise due to rising employee absenteeism and potential disruptions in third-party service arrangements.

While a number of risk descriptions outlined above have referenced certain risk inter-dependencies and relationships between risk categories or factors, these do not represent a complete inventory.  It should be noted that these inter-relationships can continue to develop and change over time, and the combined adverse impact on the Company’s profitability and financial position could be significantly greater than the sum of the individual parts.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s home office consists of four office buildings located in Wellesley Hills, Massachusetts.  The Company owns this facility and leases it to SLOC under a renewable lease, with terms not exceeding five years.  The home office of SLNY consists of office space in New York, New York, and is leased from an unrelated party. The Company is party to a guarantee agreement under which it guarantees the payment obligations of its affiliate, Sun Life Financial Distributors, Inc. (“SLFD”), under an office lease dated April 13, 2007.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a direct wholly-owned subsidiary of the Parent and there is no market for its common stock.    The Company did not pay any dividends to the Parent in 2008 and 2007.  There are legal limitations governing the extent to which the Company may pay dividends as noted and described in the consolidated financial statements contained in Item 8 (see Note 19 to the Company’s consolidated financial statements).

Item 6. Selected Financial Data.

Omitted pursuant to Instruction I(2)(a) to Form 10-K.  Please refer to Part II, Item 7 of this annual report for management’s narrative analysis of results of operations.

Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is an analysis of the results of operations explaining material changes in the Company’s Consolidated Statements of Operations between the years ended December 31, 2008 and December 31, 2007.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact and provides a safe harbor for such statements.  This discussion may include forward-looking statements by the Company.  These statements may relate to such topics as volume growth, market share and financial goals.  It is important to understand that such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate, including but not limited to those set of forth in Part I, Item 1A of this annual report, Risk Factors.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions.  The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to investment-type contracts, primarily deferred annuity, universal life and guaranteed investment contracts (“GICs”) are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized and unrealized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.

Estimating future gross profit is a complex process requiring considerable judgment and the forecasting of events into the future based on historical information and actuarial assumptions.  These assumptions are subject to an annual review process.  Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of deferred policy acquisition costs ("DAC") to decrease or increase, respectively, in the current period.  During 2008 and 2007, changes in estimated future gross profits were driven by recent experience and expectations of future performance and are related mainly to changes in lapse assumptions, future growth rates of capital markets assumptions, and expense assumptions.

DAC amortization is reviewed regularly and adjusted retrospectively when the Company calculates the actual profits or losses and revises its estimate of future gross profits to be realized from investment-type contracts, including realized and unrealized gains and losses from investments.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Deferred Policy Acquisition Costs (continued)

Prior to the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” on January 1, 2008, DAC was adjusted for amounts relating to the change in unrealized investment gains and losses on available-for-sale fixed maturity securities that supported policyholder liabilities.  This adjustment, net of tax, was included with the change in net unrealized investment gains or losses that were recorded in accumulated other comprehensive loss.  Due to the adoption of SFAS No. 159, policyholder liabilities are now backed by trading fixed maturities.  The net change in unrealized gains and losses on these securities is now included in the calculation of the estimated gross profits which is used in determining DAC amortization.

The DAC asset under GAAP cannot exceed accumulated deferrals, plus interest.  At December 31, 2008, the Company reached its cap regarding the DAC asset related to certain products.  In addition, the Company tests its DAC asset for future recoverability, and has determined that the asset is not impaired at December 31, 2008.

Value of Business and Customer Renewals Acquired

The value of business acquired ("VOBA") represents the actuarially determined present value of projected future gross profits from the Keyport Life Insurance Company ("Keyport") policies in force at the date of the Company’s acquisition of Keyport and from the SLHIC policies in force at the date of the EBG acquisition (i.e., May 31, 2007) that were transferred to SLNY under the SLHIC to SLNY asset transfer.  VOBA related to Keyport is amortized in proportion to the projected emergence of profits over the estimated life of the purchased block of business; VOBA related to the SLHIC to SLNY asset transfer is amortized in proportion to the projected premium income over the period to the first renewal of the transferred business.

A portion of the assets that were transferred to SLNY under the SLHIC to SLNY asset transfer are the value of customer renewals acquired (“VOCRA”).  VOCRA represents the actuarially determined present value of projected future profits arising from the existing in-force business at May 31, 2007 to the next policy renewal date.  This amount is amortized in proportion to the projected premium income over the period from the first renewal date to the end of the projected life of the policies.

Although recovery of VOBA and VOCRA is not assured, the Company believes it is more likely than not that all of these costs will be recovered from future profits.  The amount of VOBA and VOCRA considered recoverable, however, could be reduced in the near term if the future estimates of gross profits are reduced.

Investments – Derivatives

The Company uses derivative financial instruments for risk management purposes to economically hedge against specific interest rate risk to economically hedge guaranteed benefits in its variable products, to alter investment exposures arising from mismatches between assets and liabilities, and to minimize the Company’s exposure to fluctuations in interest rates, foreign currency exchange rates and equity market conditions.  The derivative instruments used by the Company include interest and cross-currency swaps, options and futures.  The Company does not employ hedge accounting treatment.  The Company believes that these derivatives provide economic hedges against the risks noted and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified.  As a result, the unrealized gains and losses are recognized immediately in net derivative income.  Changes in the level of interest rates or equity markets will cause the value of these derivatives to change.  Since a portion of the liabilities that are being hedged are not carried at fair value, the changes in the fair value of the derivatives will cause fluctuation in the reported earnings from period to period as foreign currency exchange rates, equity markets and interest rate change.

The Company issues annuity contracts, GICs, and certain funding agreements that contain derivative instruments that are embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity or GIC) and is carried at fair value.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED

Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable, unrelated willing parties at the measurement date, using inputs, including assumptions and estimates, a market participant would utilize.  Due to these assumptions and estimates, the amount that may be realized in a true sale may differ significantly from the estimated fair value.  In determining fair value, the Company uses various methods including market, income and cost approaches.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs, including third-party pricing services, independent broker quotes, pricing matrices and pricing models.

The Company has categorized its financial instruments based on the priority of the inputs to the valuation technique, into a three-level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

The following table presents the fair value of assets and liabilities, as categorized in the Company’s fair value hierarchy as of December 31, 2008 (in 000’s):

	Total Fair Value	Percentage of Total Fair Value
Assets
Quoted prices in active markets for identical assets or liabilities (“Level 1”)	$ 2,539,368	7.2%
Measured using observable inputs (“Level 2”)	31,141,068	88.7
Measured using unobservable inputs (“Level 3”)	1,422,853	4.1
Total assets measured at fair value	35,103,289	100.0

Liabilities
Quoted prices in active markets for identical assets or liabilities (“Level 1”)	110,352	4.7
Measured using observable inputs (“Level 2”)	1,378,665	59.1
Measured using unobservable inputs (“Level 3”)	842,901	36.2
Total liabilities measured at fair value	$ 2,331,918	100.0%

The following table presents the fair value of Level 3 assets and liabilities as a percentage of total assets and liabilities measured at fair value as of December 31, 2008 (in 000’s):

	Level 3	Total Fair Value	Percentage of Total Fair Value
Assets
Available-for-sale fixed maturities	$ 12,354	$ 674,020	1.8%
Trading fixed maturities	605,958	11,762,146	5.2
Other investments and cash	2,668	2,531,197	0.1
Separate account assets	801,873	20,135,926	3.9
Total assets measured at fair value	1,422,853	35,103,289	4.1

Liabilities
Other policy liabilities	800,835	750,043	106.8
Derivative instruments and other liabilities	42,066	1,581,875	2.7
Total liabilities measured at fair value	$ 842,901	$ 2,331,918	36.2%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED

Fair Value Measurement (continued)

With regard to the assets included in Level 3, the fixed maturity securities are made up primarily of asset-backed securities (“ABS”) and mortgage-backed securities (“MBS”).  Since the adoption of SFAS No. 157 on January 1, 2008, the Company has transferred approximately $759.3 million of net assets out of Level 3, primarily due to improvements in the level of observability of inputs used to price certain separate account assets.  Approximately $646.6 million of the market losses included in earnings for the twelve-month period ended December 31, 2008, are primarily related to ABS and MBS securities, classified as held-for-trading which are measured using  significant unobservable inputs.

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

Derivative Financial Instruments

In determining the fair value of the Company’s derivative financial instruments, including swaps, options, and futures, the Company considers counterparty credit risk, as well as its own credit risk.  In order to mitigate credit risk exposure, the Company transacts with counterparties that have a similar rating as the Company, prices its derivative liabilities based on its own credit rating, and generally holds collateral service agreements for its net derivative exposure with each counter party.  At December 31, 2008, the net value of derivative financial instruments held in Level 3 was $(39.4) million, representing 5.1% of the net derivative balance of the Company.

Embedded Derivatives

The Company also holds derivatives which are embedded in its insurance contracts.  The fair value of these embedded instruments is calculated stochastically using risk neutral scenarios over a fifty-year projection.  Consistent with the provisions of SFAS No. 157, effective January 1, 2008, the Company began incorporating the following unobservable inputs in its calculation of the embedded derivatives:

Actively-Managed Volatility Adjustments - This component incorporates the basis differential between the observable implied volatilities for each index and the actively-managed funds underlying the variable annuity product.  The adjustment is based on historical actively-managed fund volatilities and historical weighted-average index volatilities.

Credit Standing Adjustment - This component makes an adjustment that market participants would make to reflect the non-performance risk associated with the embedded derivatives.  The adjustment is based on the published credit spread for insurance companies with a rating equal to the rating of the Company.

Behavior Risk Margin - This component adds a margin that market participants would require for the risk that the Company's best estimate policyholder behavior assumptions could differ from actual experience.  This risk margin is determined by calculating the difference between the fair value based on adverse policyholder behavior assumptions and the fair value based on best estimate policyholder behavior assumptions, using assumptions the Company believes market participants would use in developing risk margins.

At December 31, 2008, the value of embedded derivatives held in Level 3 was $800.8 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED

Fair Value of Financial Instruments (continued)

Fixed Maturity Securities

The Company determines the fair value of its publicly traded fixed maturities using four primary pricing methods: third-party pricing services, independent non-binding broker quotes, pricing matrices and pricing models.  Prices are first sought from third-party pricing services; the remaining unpriced securities are priced using one of the remaining three methods.  The Company generally does not adjust quotes or prices obtained from brokers or pricing services.  Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on broker prices are classified as Level 3.

The following table presents the fair value of fixed maturity securities by pricing source and the categorization in the Company’s fair value hierarchy as of December 31, 2008 (in 000’s).

	Level 1	Level 2	Level 3	Total	Percentage of Total Fair Value
Priced via third-party pricing services	502,210	10,031,384	179,276	10,712,870	86.1%
Priced via independent broker quotes	-	1,933	324,337	326,270	2.6
Priced via pricing matrices	-	-	6,727	6,727	0.1
Priced via pricing models	-	1,282,327	107,972	1,390,299	11.2
Total	502,210	11,315,644	618,312	12,436,166	100.0%

Third-party pricing services derive security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing matrices and models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.  In some circumstances, third-party pricing services may price certain securities via independent broker quotes which utilize inputs that may be difficult to corroborate with observable market-based data.  In accordance with SFAS No. 157, the Company has analyzed the third-party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS No. 157 fair value hierarchy level based upon trading activity and the observability of market inputs.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED

Fair Value of Financial Instruments (continued)

Fixed Maturity Securities (continued)

At December 31, 2008, $466.7 million of structured securities classified as asset-backed and mortgage-backed securities, which also includes CMOs and CMBS, are classified as Level 3.  This represents 75.5% of the total Level 3 fixed maturity securities and 20.4% of the total ABS and MBS securities at December 31, 2008.

For privately placed fixed maturities, fair values are estimated using matrices, which take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately placed fixed maturities are also priced using market prices or dealer quotes.  The Company’s ability to liquidate positions in privately placed fixed securities could be impacted to a significant degree by the lack of an actively traded market.  Although the Company believes that its estimates reasonably reflect the fair value of those instruments, its key assumptions about risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

The Company’s fixed maturity securities are classified as either trading or as available-for-sale.  The changes in fair value of trading securities are recorded as a component of net investment income.  The changes in fair value of available-for-sale securities are recorded in other comprehensive income.  Securities which the Company has elected to measure at fair value under SFAS No. 159, are classified as trading securities.  Although classified as trading securities, the Company’s intent is to not sell these securities in the near term.

The Company validates the prices obtained from its third-party pricing services quarterly through a variety of methods, including subjecting prices to a tolerance range based on market conditions.  The Company performs further testing on those securities whose prices do not fall within the pre-established tolerance range.  This testing includes looking at specific market events that may affect pricing or obtaining additional information or new prices from a third-party pricing service.  Additionally, the Company makes a selection of securities from its portfolio and compares the price received from its third-party pricing services to an independent source, creates option adjusted spreads for each security, or obtains additional broker quotes to corroborate the current market price.  At December 31, 2008, the Company found no material variances between the prices received from third-party pricing sources and the results of its testing.

Other-than-Temporary Impairments on Available-for-Sale Fixed Maturity Securities

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

Some structured securities, typically those rated single A or below, are subject to Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”).  EITF 99-20 requires the Company to periodically update its best estimate of cash flows over the remaining life of the security.  In the event that the present value of the remaining estimated cash flows is less than amortized cost, the security is deemed to be other -than-temporarily impaired and is written down to fair value.  This write-down is reported as a component of realized losses.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third parties, along with assumptions and judgments about the future performance of the underlying collateral.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED

Other-than-Temporary Impairments on Available-for-Sale Fixed Maturity Securities (continued)

Other-than-temporary impairments are classified as either credit-related or interest-related.  The Company categorizes other-than-temporary impairments as credit-related if there are current fundamental credit concerns regarding the issuers’ ability to pay all principal and interest amounts due, according to the contractual terms of the security or if the decline in fair value of the security is driven by issuer-specific credit events.  The Company characterizes impairments as interest-related if the depression in fair value of the security was due primarily to changes in interest or general credit spread widening and for which the Company has determined it no longer has the intent or ability to hold a security until recovery to amortized cost.  Once an other-than-temporary impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional impairment.  The net realized loss from other-than-temporary impairments is recorded in the income statement as the difference between the fair value and the amortized cost of the security.

The Company incurred realized losses totaling $41.9 million and $68.1 million for the years ended December 31, 2008 and 2007, respectively, for other-than-temporary impairments.  The $41.9 million realized losses for other-than-temporary impairments for the year ended December 31, 2008 were credit-related.  Of the $68.1 million realized losses for other-than-temporary impairments for the year ended December 31, 2007, $52.0 million was credit-related and $16.1 million was interest-related.

The Company discontinues the accrual of income on its holdings for issuers that are in default.  Investment income would have increased by $4.6 million for the year ended December 31, 2008, if these holdings were performing.  Accrued income was not materially impacted by the termination of accrual accounting on these holdings for the year ended December 31, 2007.  As of December 31, 2008, the fair market value of holdings for issuers in default was $17.9 million.  As of December 31, 2007, the Company did not have any holding for issuers that were in default.  See also the “Overview of the Company’s Investment Holdings and Portfolio Monitoring Processes” discussion later in this Item 7.

Policy Liabilities and Accruals

Future contract and policy benefit liabilities include amounts reserved for future policy benefits payable upon contingent events as well as liabilities for unpaid claims due as of the statement date.  Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.

Policy reserves for annuity contracts include liabilities held for group pension and payout annuity payments and liabilities held for product guarantees on variable annuity products, such as guaranteed minimum death benefits.  Reserves for pension and payout annuity contracts are calculated using the best-estimate interest and decrement assumptions.  The Company periodically reviews its policy reserves for loss recognition based upon management’s best estimates.  For the year ended December 31, 2007, additional reserves of $31.4 million were recorded as a reduction to income and additional reserves of $7.5 million were recorded as a component of other comprehensive loss. The Company did not record any adjustment to reserves related to loss recognition for the year ended December 31, 2008.  Reserves for guaranteed minimum death benefits and guaranteed minimum income benefits are calculated according to the methodology of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," whereby the expected benefits provided by the guarantees are spread over the duration of the contract in proportion to the benefit assessments.

Policy reserves for universal life contracts are held for the coverage of guaranteed benefits that are greater than the policy account value.  These include the coverage of riders, conversions from group policies, and benefits provided under market conduct settlements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED

Policy Liabilities and Accruals (continued)

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

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities, single premium whole life ("SPWL") policies and GICs.  The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, partial withdrawals and surrenders.  The liabilities are not reduced by surrender charges.

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport on November 1, 2001 and the transfer of goodwill to SLNY based on a series of agreements between SLNY and SLHIC, an affiliate, effective May 31, 2007.  Goodwill obtained in connection with the purchase of Keyport is allocated to the Wealth Management Segment.  Goodwill obtained through the agreement between SLHIC and SLNY is allocated to the Group Segment in the Company’s subsidiary, SLNY.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2008 and concluded that these assets were not impaired.   Due to market declines in the fourth quarter of 2008, the Company performed additional analyses of goodwill and indefinite-lived intangible assets and concluded that the goodwill obtained in connection with the purchase of Keyport was impaired.  An estimate of the fair value of the reporting unit was calculated, based on an actuarial appraisal of the embedded value of the reporting unit.  This fair value was then allocated among the reporting unit’s tangible and intangible assets and its liabilities to determine the implied fair value of goodwill.  As a result, the Company recorded an impairment charge of $701.5 million in the fourth quarter, which represents the entire balance of goodwill obtained in connection with the purchase of Keyport.  The impairment charge is allocated to the Wealth Management Segment.

The Company also tested the goodwill maintained in the Group Segment and concluded that it is not impaired at December 31, 2008.

Income Taxes

The Company accounts for current and deferred income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” and recognizes reserves for uncertain tax positions in accordance with FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”

Deferred income taxes arise from temporary differences between the tax and financial statement reporting bases for the Company’s assets and liabilities.   In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence including reversals of deferred tax liabilities (taxable temporary differences), projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income and sources of capital gains, the Company utilizes historical and current operating results and incorporates assumptions including the amount of future federal and state pre-tax operating income, the reversal of temporary differences, and the implementation of prudent and feasible tax planning strategies.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Twelve-month period ended December 31, 2008 compared to the twelve-month period ended December 31, 2007:

Net Income

The Company’s net (loss) income was $(2,234.8) million and $25.0 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  (Loss) income before income taxes was $(3,093.8) million and $1.2 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The significant changes are described below.

REVENUES

Total revenues were $(2,012.1) million and $1,460.5 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  Changes in the components of total revenues are discussed below:

Premium and annuity considerations - were $122.7 million and $110.6 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The $12.1 million increase in premiums is primarily attributed to a $4.7 million increase in group stop loss premiums, a $4.3 million increase in group disability premiums, $3.0 million increase in group life premium, $2.8 million increase in group dental premiums and $0.7 million in annuity premium, offset by $3.4 million decrease in group health premiums.

Net investment (loss) income - was $(1,789.8) million and $1,098.6 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  Investment income, excluding the mark to market of the trading portfolio, partnership income, and assumed and ceded investment income, was $731.4 million and $1,210.1 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The decrease of $478.7 million during 2008, as compared to 2007, was the result of a lower average investment yield which decreased investment income by $454.0 million and a decrease in average invested assets which decreased investment income by $24.7 million.

Investment loss related to the changes in the fair value of securities in the trading portfolio and changes in the value of the partnership investments was $2,753.0 million and $60.7 million for the twelve-month periods ended December 31, 2008 and 2007, respectively. The $2,692.3 million change in 2008 as compared to 2007, was primarily due to the change in the fair value of securities in the trading portfolio, largely caused by widening credit spreads that were greater than the overall decrease in risk-free rates.  In addition, on January 1, 2008, the Company adopted SFAS No. 159, under which, the Company elected the fair value option for all fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale (the “FV option”).  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.

Investment income on funds withheld reinsurance portfolios is included as a component of net investment income.

The decrease in investment income was partially offset by a $267.9 million increase in assumed investment income and a $14.7 million decrease in ceded investment income under funds withheld reinsurance agreements during 2008, as compared to 2007. The assumed investment income relates to the funds withheld reinsurance agreement between Sun Life Vermont, a subsidiary of the Company, and SLOC.  This reinsurance agreement was effective during the fourth quarter of 2007.  The change in ceded investment income primarily relates to the funds withheld reinsurance agreement between the Company and SLOC for SPWL policies.

Included in net investment loss for the year ended December 31, 2008, are losses incurred on the sale of the Company’s holdings of Lehman Brothers Holdings, Inc. (“Lehman”) and Washington Mutual, Inc. (“Washington Mutual”).  The Company had previously reported significant exposure to these companies, as well as American International Group, Inc. (“AIG”), in two Form 8-Ks, dated September 15 and 25, 2008.

Net derivative loss - was $871.5 million and $193.1 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  Derivative loss primarily represents fair value changes of interest rate swaps resulting from decreasing interest rates and the net interest received or paid on swap agreements.  Generally, as interest rates decline, the market value of the Company's interest rate swaps decreases, due to the Company paying fixed interest rates and receiving floating interest rates on a significant portion of the interest rate swaps.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Net derivative loss (continued)

The $871.5 million net derivative loss for the year ended December 31, 2008 includes $166.1 million of derivative income related to the decrease in the value of embedded derivative liabilities, upon the Company’s adoption of SFAS No. 157.  This change is primarily a result of changes to the valuation assumptions regarding policyholder behavior, primarily lapses, as well as the incorporation of risk margins and the Company’s own credit standing in the valuation of embedded derivatives.  During the year ended December 31, 2008, the value of the embedded derivative liabilities increased significantly, due to unfavorable markets.  The net loss on embedded derivative liabilities for the years ended December 31, 2008 and 2007 was $167.7 million and $20.1 million, respectively.

The remaining $530.8 million increase in net derivative loss for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily related to a $61.5 million decrease in swap income and a $358.2 million decrease in the fair value of swap agreements due to a decrease in LIBOR, changes in currency exchange rates, and a $111.1 million decrease in the fair value of call options and futures.

All derivatives are recognized on the balance sheet at fair value.  Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of net derivative income.  The Company believes that these derivatives provide economic hedges, but the cost of formally documenting the effectiveness of the fair value of the hedged items in accordance with the provisions of SFAS No. 133 is not justified at this time.

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

Net derivative loss for the years ended December 31 consisted of the following (in 000’s):

	2008	2007

Net (expense) income on swap agreements	$(54,513)	$6,943
Change in fair value of swap agreements (interest rate, currency, and equity)	(613,961)	(255,727)
Change in fair value of options, futures and embedded derivatives	(203,070)	55,660

Net derivative loss	$(871,544)	$(193,124)

Net realized investment losses - were $38.2 million and $61.0 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The Company incurred other-than-temporary impairments of available-for-sale fixed maturity securities of $41.9 million and $68.1 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Fees and other income – were $564.8 million and $479.9 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and certain rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $306.1 million and $313.1 million for the twelve-month periods ended December 31, 2008 and 2007, respectively, and represented 1.32% and 1.35% of the average separate account asset balances for the twelve-month periods ended December 31, 2008 and 2007, respectively.  Average separate account assets were $23.3 billion and $23.2 billion for the twelve-month periods ended December 31, 2008 and 2007, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $23.9 million and $20.5 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.

Other income primarily represents fees charged for administrative services, cost of insurance, investment advisory services, asset participation fees and fee income assumed from SLOC. Other income was $234.8 million and $146.3 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The $88.5 million increase in other income was primarily due to fee income assumed related to the reinsurance agreement between Sun Life Vermont and SLOC which was effective during the fourth quarter of 2007.

Subordinated notes early redemption premium - was the premium received from the Parent in connection with the early redemption of a $600 million subordinated note.  The early redemption premium was $25.6 million for the year ended December 31, 2007.

BENEFITS AND EXPENSES

Total benefits and expenses were $1,081.7 million and $1,459.4 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The decrease of $377.7 million was primarily due to the following:

Interest credited - to policyholders was $561.6 million and $629.8 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The decrease of $68.2 million was the result of a decrease in average policyholder balances which decreased interest credited by $29.0 million and a lower average interest credited rate which decreased interest credited by $39.2 million.

Interest expense - was $106.8 million and $101.5 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The $5.3 million increase was primarily due to a $37.8 million increase related to a variable funding note that Sun Life Vermont issued in November, 2007, offset by a $26.5 million decrease related to the redemption of $600 million of partnership capital securities and $380 million of promissory notes on May 27, 2007, and a $5.0 million decrease in interest expense related to the demand notes primarily due to a decrease in LIBOR during 2008 as compared to 2007.

Policyholder benefits - were $443.5 million and $229.5 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The $214.0 million increase in 2008 was primarily due to a $175.0 million increase in reserves, a $33.4 million increase in death benefits, a $16.5 million increase in health benefits due to the SLHIC to SLNY asset transfer and a $1.3 million increase in surrender benefits, offset by a $12.2 million decrease in annuity payments.  The increase in reserves was mainly attributable to reserves for guaranteed minimum death benefits (“GMDB”) on variable annuity products as a result of the changes in the unit values of policyholders’ separate account balances caused by current market declines.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $(893.1) million and $169.8 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The $1,062.9 million decrease in amortization expense in 2008 as compared to 2007 was primarily due to a $1,466.3 million decrease in amortization related to decrease in gross profit during the current period. The decrease in gross profit was largely attributable to a $2,762.9 million decrease in value of fixed maturity investments the Company experienced during the period, which, under the FV option, was recorded through the statement of operations.  Prior to the adoption of the FV option for the fixed maturity investments, the effect of these market value changes on DAC was reported as a component of other comprehensive income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Amortization of DAC (continued)

For the year ended December 31, 2008, the negative amortization was partially offset by increased amortization of $403.8 million resulting from updates to profitability projections due to actual changes in policies in-force, including a decrease in actual fund growth as compared with estimated fund growth in the Company’s variable annuities portfolio, which reduced projected future profits.

The DAC asset under GAAP cannot exceed accumulated deferrals, plus interest.  At December 31, 2008, the Company reached its cap regarding the DAC asset related to certain products.  In addition, the Company tests its DAC asset for future recoverability, and has determined that the asset is not impaired at December 31, 2008.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport and the effective date of the SLHIC to SLNY asset transfer.  Amortization was $(127.9) million and $19.3 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The change in amortization expense in 2008 as compared to 2007 was primarily due to decreased actual gross profits which decreased amortization expense by approximately $126.6 million for the year ended December 31, 2008.  For the year ended December 31, 2008, VOBA amortization included a decrease of $23.5 million due to model refinements as a result of the adoption of SFAS No. 159, which was offset by $22.2 million of adjustments related to updates to profitability projections due to actual changes in policies in-force.  During the year ended December 31, 2007, VOBA amortization increased by $21.5 million due to an increase in actual gross profits.

The Company tests its VOBA asset for future recoverability and has determined that the asset is not impaired at December 31, 2008.

Goodwill Impairment - The Company completed its annual goodwill impairment assessment during the second quarter of 2008. The conclusion reached as a result of the annual goodwill impairment testing was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit’s carrying value (the first step of the goodwill impairment test).

Due to market declines in the fourth quarter of 2008, the Company performed additional analyses of goodwill and indefinite-lived intangible assets and concluded that the goodwill obtained in connection with the purchase of Keyport was impaired.  An estimate of the fair value of the reporting unit was calculated, based on an actuarial appraisal of the embedded value of the reporting unit.  This fair value was then allocated among the reporting unit’s tangible and intangible assets and its liabilities to determine the implied fair value of goodwill.  As a result, the Company recorded an impairment charge of $701.5 million in the fourth quarter, which represents the entire balance of goodwill obtained in connection with the purchase of Keyport.  The impairment charge is allocated to the Wealth Management Segment.

Other operating expenses - were $289.3 million and $283.8 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The $5.5 million increase in 2008 as compared to 2007 was primarily due to a $22.5 million increase in operating expenses and commissions due primarily to the reinsurance agreements between SLNY and SLHIC and between Sun Life Vermont and SLOC.  The increase was offset by a $17.0 million decrease in premium taxes primarily related to lower bank-owned life insurance (“BOLI”) sales.

Partnership capital securities early redemption payment - was the penalty paid to the Capital Trust, an affiliate, in connection with the early redemption of $600 million of partnership capital securities.  The early redemption payment was $25.6 million for the year ended December 31, 2007.

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

The segment’s principal products are described below for the years ended December 31, 2008 and 2007:

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

Fixed Annuities - Fixed annuity products are primarily single premium deferred annuities ("SPDAs").  An SPDA policyholder typically makes a single premium payment at the time of issuance.  The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term and is reset periodically thereafter, subject to a guaranteed minimum rate.

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

On September 12, 2006, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding III, L.L.C. ("LLC III") due 2013.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III.  Total interest credited for these funding agreements was $36.5 million and $51.6 million for the twelve-month periods ended December 31, 2008 and 2007, respectively. On September 19, 2006, the Company also issued a $100 million floating rate demand note payable to LLC III.  For interest on this demand note, the Company expensed $4.0 million and $5.8 million for the years ended December 31, 2008 and 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Institutional Investment Contracts (continued)

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. ("LLC II") due 2011.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $35.7 million and $50.8 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  On May 24, 2006, the Company also issued a $100 million floating rate demand note payable to LLC II.  For interest on this demand note, the Company expensed $4.0 million and $5.7 million for the years ended December 31, 2008 and 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC") due 2010.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10 million to LLC.  Total interest credited for these funding agreements was $36.6 million and $51.6 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  On June 10, 2005, the Company also issued a $100.0 million floating rate demand note payable to LLC.  For interest on this demand note, the Company expensed $4.0 million and $5.8 million for the years ended December 31, 2008 and 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Other - The Wealth Management Segment manages a closed block of SPWL policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL policies in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.6 billion as of December 31, 2008 and 2007.

The Company has reinsured the SPWL block to SLOC on a funds withheld, coinsurance basis.  Under this reinsurance agreement, the Company reduced net investment income by $60.3 million and $78.2 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The Company also reduced interest credited by $74.8 million and $73.0 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $5.3 million and $8.9 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The significant decline in the value of the funds withheld assets during the year ended December 31, 2008 increased the value of an embedded derivative which has been separated from the host reinsurance contract and recorded at fair value in the Company’s consolidated balance sheet.  The change in the fair value of the embedded derivative has increased net derivative income by $130.6 million for the year ended December 31, 2008.

The Company markets its annuity products through an affiliated wholesale distribution organization, SLFD, and through a variety of unaffiliated retail and wholesale organizations, including securities brokers, financial institutions, insurance agents and financial advisers.

On September 6, 2006, the Company entered into an agreement with the CARS Trust whereby the Company is the sole beneficiary of the trust.  As of December 31, 2008 and 2007, total assets of the CARS Trust were $62.2 million and $57.7 million, respectively.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FIN 46(R).  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s consolidated financial statements.  As of December 31, 2008, the Company recorded in its consolidated balance sheets $42.3 million of trading fixed maturities, $19.2 million of deferred tax asset, $0.7 million of accrued investment income, $42.1 million relating to a credit default swap liability and $0.7 million of other liabilities. As of December 31, 2007, the Company recorded in its consolidated balance sheets $53.8 million of trading fixed maturities, $2.9 million of deferred tax asset, $1.0 million of accrued investment income and $7.9 million relating to a total return swap liability

The following is a summary of operations for the Wealth Management Segment for the years ended December 31 (in 000’s):

	2008	2007

Total revenues	$(2,207,978)	$1,087,817
Total benefits and expenses	645,665	1,139,538
Loss before income taxes	(2,853,643)	(51,721)

Net loss	$(2,017,095)	$(19,734)

Total assets	$33,357,432	$39,855,777

The pre-tax loss was $2,853.6 million and $51.7 million for the years ended December 31, 2008 and 2007, respectively.  The significant changes are described below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

REVENUES

Total revenues were $(2,208.0) million and $1,087.8 million for the years ended December 31, 2008 and 2007, respectively.  The decrease of $3,295.8 million was primarily due to the following:

Net investment (loss) income - was $(1,965.8) million and $955.1 million for the years ended December 31, 2008 and 2007, respectively.  Investment income, excluding the mark to market of the trading portfolio and ceded investment income, was $649.4 million and $1,119.0 million for the years ended December 31, 2008 and 2007, respectively.  The decrease of $469.6 million during 2008, as compared to 2007, was due to a lower average investment yield which decreased investment income by $404.0 million and a decrease in average invested assets which decreased investment income by $65.6 million.

Investment loss related to changes in the market value of securities in the trading was $2,551.7 million and $85.7 million for the years ended December 31, 2008 and 2007, respectively.  The change in the market value of the trading portfolio is primarily related to widening credit spreads that are greater than the overall decrease in risk free rates, as well as the adoption of SFAS No. 159, under which the Company adopted the FV option for all available-for-sale fixed maturity securities attributable to certain annuity products.

The decrease in investment income was partially offset by a $14.7 million decrease in ceded investment income under funds withheld reinsurance agreements during 2008 as compared to 2007.  The change in ceded investment income was primarily due to the reinsurance of the SPWL policies to SLOC.

Included in net investment loss for year ended December 31, 2008, are losses incurred on the sale of the Company’s holdings of Lehman and Washington Mutual.  The Company previously reported significant exposure to these companies, as well as AIG, on two Form 8-Ks, dated September 15 and 20, 2008.

Net derivative loss - was $611.8 million and $190.8 million for the years ended December 31, 2008 and 2007, respectively.  The net derivative loss for the year ended December 31, 2008 includes $166.1 million of derivative income related to the decrease in the value of embedded derivative liabilities, due to the Company’s adoption of SFAS No. 157.  This change is primarily a result of changes to the valuation assumptions regarding policyholder behavior, primarily lapses, as well as the incorporation of risk margins and the Company’s own credit standing in the valuation of embedded derivatives.  During the year ended December 31, 2008, the value of the embedded derivative liabilities increased significantly, due to unfavorable markets.  The net loss on embedded derivative liabilities for the years ended December 31, 2008 and 2007 was $91.0 million and $16.9 million, respectively.

The remaining $347.0 million increase in net derivative loss for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily related to a $54.5 million decrease in swap income and a $183.3 million decrease in the fair value of swap agreements due to a decrease in LIBOR and changes in currency exchange rates, and a $109.2 million decrease in the fair value of call options and futures.

Net derivative loss for the segment for the years ended December 31 consisted of the following (in 000’s):

	2008	2007

Net (expense) income on swap agreements	$(49,890)	$4,625
Change in fair value of swap agreements (interest rate, currency, and equity)	(437,627)	(254,303)
Change in fair value of options, futures and embedded derivatives	(124,313)	58,874

Net derivative loss	$(611,830)	$(190,804)

Net realized investment losses - were $6.0 million and $61.3 million for the years ended December 31, 2008 and 2007, respectively.  The Wealth Management Segment incurred other-than-temporary impairments of available-for-sale fixed maturity securities of $5.2 million and $66.2 million for the years ended December 31, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Fees and other income – were $358.8 million and $368.6 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and certain rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $262.7 million and $279.1 million for the years ended December 31, 2008 and 2007, respectively, and represented 1.72 % and 1.63% of the average variable annuity separate account balances for the years ended December 31, 2008 and 2007, respectively.  Average separate account assets were $15.2 billion and $17.1 billion for the years ended December 31, 2008 and 2007, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $23.9 million and $20.5 million for the years ended December 31, 2008 and 2007, respectively.

Other income primarily represents fees charged for administrative services fee, investment advisory services and asset participation fees. Other income was $72.2 million and $69.0 million for the twelve-month periods ended December 31, 2008 and 2007, respectively. The increase in other income was due primarily to increased asset participation fees.

BENEFITS AND EXPENSES

Total benefits and expenditures were $645.7 million and $1,139.5 million for the years ended December 31, 2008 and 2007, respectively.  The decrease of $493.8 million was primarily due to the following:

Interest credited - to policyholders was $510.7 million and $600.0 million for the years ended December 31, 2008 and 2007, respectively.  The decrease of $89.3 million was the result of a decrease in average policyholder balances which decreased interest credited by $56.7 million and a lower average interest credited rate which decreased interest credited by $32.6 million.

Interest expense - was $ 44.2 million and $55.4 million for the years ended December 31, 2008 and 2007 respectively.  The $11.2 million decrease in interest expense was primarily due to a $7.4 million decrease related to the redemption of a $380 promissory note on May 27, 2007 and a $5.0 million decrease related to the floating rate demand notes which was primarily due to a decrease in LIBOR during 2008 as compared to 2007.

Policyholder benefits - were $305.4 million and $151.8 million for the years ended December 31, 2008 and 2007, respectively.  The $153.6 million increase in 2008 compared to 2007 was primarily due to a $133.1 million increase in reserves, a $31.0 million increase in death benefits and a $1.7 million increase in surrender benefits, offset by a decrease of $12.2 million in annuity payments.  The increase in reserves was mainly attributable to reserves for GMDB on variable annuity products as a result of the changes in the unit values of policyholders’ separate account balances and current market declines.

Amortization of DAC - was $(921.1) million and $177.1 million for the years ended December 31, 2008 and 2007, respectively.  DAC amortization relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses.  The $1,098.2 million decrease in amortization expense in 2008 as compared to 2007 was primarily due a $1,508.9 million decrease in amortization related to decrease in gross profit during the current period.  The decrease in gross profit was primarily attributable to a $2,551.6 million decrease in the value of fixed maturity investments the Company experienced during the period, which, under the FV option, were recorded through the statement of operations.  Prior to the Company’s adoption of the FV option for its fixed maturity investments, the effect of these market value changes on DAC was shown as a component of other comprehensive income.

Offsetting the negative DAC amortization was an increase in expense of $407.3 million for the year ended December 31, 2008, resulting from updates to profitability projections due to actual changes in policies in-force, including a decrease in actual fund growth as compared with estimated fund growth in the Company’s variable annuities portfolio, which reduced projected future profits.  Amortization expense for the ended December 31, 2007 was decreased by $3.4 million due to change in profitability projections.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Due to the significant decrease in the value of fixed maturity investments experienced during the year ended December 31, 2008, the Company has recorded negative amortization, which resulted in an increase to the DAC asset.  The DAC asset under GAAP cannot exceed accumulated deferrals plus interest.  At December 31, 2008, the Company reached its cap regarding the increase to the DAC asset related to certain products.  In addition, the Company tests its DAC asset for future recoverability, and has determined that the asset is not impaired at December 31, 2008.

Amortization of VOBA - was $(133.3) million and $11.5 million for the years ended December 31, 2008 and 2007, respectively.
The change in amortization expense in 2008 as compared to 2007 was primarily due to decreased actual gross profits which decreased amortization expense by approximately $126.9 million for the year ended December 31, 2008.  For the year ended December 31, 2008, VOBA amortization included a decrease of $23.5 million due to model refinements as a result of the adoption of SFAS No. 159, which was offset by $22.2 million of adjustments related to updates to profitability projections due to actual changes in policies in-force.  During the year ended December 31, 2007, VOBA amortization increased by $13.1 million due to an increase in actual gross profits.

The Company tests its VOBA asset for future recoverability and has determined that the asset is not impaired at December 31, 2008.

Goodwill Impairment - As a result of the testing performed during the fourth quarter of 2008, the reporting unit to which the goodwill from the acquisition of Keyport is allocated, contained in the Wealth Management segment, had a fair value that was below its carrying value, necessitating a second step impairment test.  As a result, the allocation of the fair value to the reporting unit’s respective assets and liabilities as of December 31, 2008 indicated an implied level of goodwill of $0. Therefore, the Company recorded an impairment charge of $701.5 million of goodwill.

Operating expenses - were $138.4 million and $143.7 million for the years ended December 31, 2008 and 2007, respectively.  The decrease of $5.3 million was primarily due to decrease in commission expense and other operating expenses.

Individual Protection Segment

The Individual Protection Segment markets individual UL and variable life insurance products, including variable universal life ("VUL") products marketed to individuals, corporate-owned life insurance ("COLI") and BOLI.  UL products allow for flexible premiums and feature an investment return to policyholders at a specified rate declared by the Company.  VUL products allow for flexible premiums and variable rates of investment return; the policyholder directs how the cash value is invested and bears the investment risk.

The following provides a summary of operations for the Individual Protection Segment for the years ended December 31 (in 000's):

	2008	2007

Total revenues	$113,357	$184,315
Total benefits and expenses	301,604	148,122
Income before income taxes	(188,247)	36,193

Net income	$(122,220)	$23,665

Total assets	$12,154,968	$10,767,117

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Individual Protection Segment (continued)

Total revenues were $113.4 million and $184.3 million for the years ended December 31, 2008 and 2007, respectively.  The $70.9 million decrease in revenues in 2008 as compared to 2007, was primarily due to a $250.6 million decrease in derivative income offset by an $86.9 million increase in net investment income and a $92.5 million increase in fee income.  The decrease in derivative income was primarily due to market value losses on interest rate swaps and change in fair value of embedded derivative in Sun Life Vermont. The increases in fee income and net investment income were primarily attributed to the reinsurance agreement between Sun Life Vermont and SLOC, which became effective during the fourth quarter of 2007.  During the year ended December 31, 2008, the reinsurance agreement between Sun Life Vermont and SLOC resulted in a $295.5 million increase in net investment income and $114.8 million increase in fee income which was offset by $203.7 million loss related to change in the fair value of securities in the trading portfolio.

Total expenses were $301.6 million and $148.1 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.  The $153.5 million increase was primarily due to a $49.3 million increase in policyholder benefits, a $37.0 million increase in interest expense, a $35.3 million increase in DAC amortization, a $21.1 million increase in interest credited and a $10.8 million increase in other operating expenses.  The increase in interest expense was due to the surplus note that Sun Life Vermont issued on November 8, 2007.  The increases in the other items were primarily related to the reinsurance agreement between Sun Life Vermont and SLOC, which became effective during the fourth quarter of 2007.  This reinsurance agreement resulted in a $119.9 million increase in benefits and expenses for the year ended December 31, 2008.  Refer to Note 9 of the consolidated financial statements for further information on this reinsurance agreement.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, group dental, group short-term and group long-term disability insurance products primarily to small and mid-size employers.  This segment operates only in the state of New York through the Company’s subsidiary, SLNY.  Effective May 31, 2007, the Company completed the SLHIC to SLNY asset transfer and entered into a reinsurance agreement with SLHIC in which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York.

The following provides a summary of operations for the Group Protection Segment for the years ended December 31 (in 000’s):

	2008	2007

Total revenues	$102,827	$97,657
Total benefits and expenses	111,097	93,950
Income before income taxes	(8,270)	3,707

Net income	$(5,335)	$2,409

Total assets	$164,123	$121,096

The Group Protection Segment had pre-tax (loss) income of $(8.3) million and $3.7 million for the twelve-month periods ended December 31, 2008 and 2007, respectively.

Total revenues for the year ended December 31, 2008 increased by $5.2 million as compared to the year ended December 31, 2007.  Premiums assumed, as related to the SLHIC to SLNY asset transfer, increased by $8.0 million; direct premiums increased by $4.5 million.  These increases were offset by a decrease of $6.3 million in net investment income primarily due to change in fair value of trading investments.

Total benefits and expenses in 2008 increased by $17.1 million in comparison with 2007.  Policyowner benefits and other operating expenses assumed from SLHIC generated $12.6 million and $1.4 million of the increase, respectively.  The Company also had increases in direct benefits and operating expenses of $2.3 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the years ended December 31 (in 000’s):

	2008	2007

Total revenues	$(20,340)	$90,729
Total benefits and expenses	23,324	77,744
(Loss) income before income taxes	(43,664)	12,985

Net (loss) income	$(90,191)	$18,682

Total assets	$442,156	$1,062,777

Total revenues for the year ended December 31, 2008 decreased by $111.1 million as compared to year ended December 31, 2007.  The decrease was primarily attributable to a $48.2 million decrease in net investment income, a $32.6 million decrease in net realized gains on the sale of investments and a $6.8 million decrease in derivative income.  The decrease in investment income was primarily due to lower earnings related to the limited partnership investments, as well as the redemption of the $600 million subordinated note on May 6, 2007. The decrease in realized gains was primarily due to other-than-temporary impairments on fixed maturity securities. The decrease was also due to a $25.6 million early redemption premium fee on the note in 2007.

Total benefits and expenses for the year ended December 31, 2008 decreased by $54.4 million in comparison to the year ended December 31, 2007.  The decrease was primarily due to a $20.8 million decrease in interest expense related to the early redemption of $600 million of subordinated debentures due to an affiliate during 2007 and an $8.0 million increase in other operating expense.  The decrease was also due to a $25.6 million prepayment fee related to the early redemption of $600 million of partnership capital securities in 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES

At December 31, 2008, the Company held $18.1 billion in invested assets and cash.  Of this balance, $12.4 billion was invested in fixed-maturity securities designated as either available-for-sale ($674.0 million) or trading ($11.8 billion).  Of the $674.0 million of available-for-sale fixed maturities, securities with a fair value of $462.2 million were in an unrealized loss position totaling $127.7 million.  At December 31, 2008, 30% of securities in an unrealized loss position, based on fair value, were securities with fair-value-to-amortized-cost percentages of greater than or equal to 90%.  The total unrealized loss position for such securities was $6.1 million.

In the available-for-sale fixed maturity portfolio, securities with a fair value of $34.1 million, representing 0.19 % of the total invested asset balance, were comprised of below-investment-grade or not-rated securities.  Of the securities that were below-investment-grade or not-rated at December 31, 2008, securities with a fair value of $23.1 million, representing 0.13% of the total invested asset balance, were in an unrealized loss position that totaled $3.1 million.  At December 31, 2008, 73% of these securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.

The Company’s portfolio monitoring process is designed to identify securities that may be other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from the investment and accounting functions which meets at least quarterly to review individual issues or issuers that may be of concern.  Securities included in this monitoring process include those that are designated as available-for-sale at the balance sheet date, as well as continued monitoring of those designated as available-for-sale securities that were in an unrealized loss position at December 31, 2007, prior to the Company’s adoption of the FV option under SFAS No. 159.  The process involves a quarterly screening of all impaired securities, with particular attention paid to identify those securities whose fair value to amortized cost percentages have been less than 80% for an extended period of time.  Additionally, the Company screens all sales transactions which generated realized losses in excess of $1.5 million and 10% of amortized cost in order to identify identical securities or issuers which the Company continues to hold.  Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial position  and its near term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

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

“Impaired List”- Management has concluded that the fair value will not increase enough to recover the Company’s amortized cost and an other-than-temporary-impairment charge is recorded to income or the security is sold and a realized loss is recorded as a charge to income.  Impairments are classified as either credit-related or interest-related.  The Company categorizes impairments as credit-related if there are current concerns regarding the issuers’ ability to pay all principal and interest amounts due, according to the contractual terms of the security or if the decline in fair value of the security is driven by issuer-specific credit events.  The Company characterizes impairments as interest-related if the depression in fair value of the security was primarily due to changes in interest or general credit spread widening and for which the Company has determined it no longer has the intent or ability to hold a security until recovery to amortized cost.  For the year ended December 31, 2008, other-than-temporary impairments on available-for-sale fixed maturities of $41.9 million were recorded as a charge to income.  This entire impairment charge was credit-related.

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

There are inherent risks and uncertainties in management’s evaluation of securities for other-than-temporary impairment.  These risks and uncertainties include factors both external and internal to the Company, such as general economic conditions, an issuer’s financial position or near-term recovery prospects, market interest rates, unforeseen events which affect one or more issuers or industry sectors, and portfolio management parameters, including asset mix, interest rate risk, portfolio diversification, duration matching, and greater than expected liquidity needs.  All of these factors could impact management’s evaluation of securities for other-than-temporary impairment.

If, subsequent to December 31, 2008, management were to conclude that all securities included on the Company’s Watch List were other-than-temporarily impaired, the Company’s earnings (net of tax) in the subsequent period would decrease by approximately $3.4 million, based on the fair value of such securities as of December 31, 2008. As of December 31, 2008 there were no securities that management classified on the Monitor List.  Because the Company has not classified any of its unaffiliated fixed maturity investments as held-to-maturity, a later conclusion that Watch List securities are other-than-temporarily impaired would not result in any change to the Company’s total stockholder’s equity, but would result in a reclassification from accumulated other comprehensive income to retained earnings in the stockholder’s equity section of the balance sheet, due to the impact to net income described above.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that the individual securities have been in an unrealized loss position at December 31, 2008.

(in thousands)	Less Than Twelve Months		Twelve Months Or More		Total

Corporate Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic Industry	$ 5,008	$ (1,231)	$ 3,549	$ (1,831)	$ 8,557	$ (3,062)
Capital Goods	2,337	(55)	11,447	(7,082)	13,783	(7,137)
Communications	65,855	(7,747)	17,237	(73)	83,092	(7,820)
Consumer Cyclical	8,473	(2,139)	28,071	(9,630)	36,544	(11,769)
Consumer Noncyclical	11,799	(341)	11,329	(1,504)	23,128	(1,845)
Energy	21,290	(4,496)	16,469	(3,704)	37,759	(8,200)
Finance	39,132	(11,130)	122,697	(56,110)	161,829	(67,240)
Industrial Other	-	-	-	-	-	-
Technology	3,861	(624)	-	-	3,861	(624)
Transportation	435	(29)	4,709	(1,556)	5,143	(1,585)
Utilities	55,467	(9,638)	10,787	(4,164)	66,254	(13,802)

Total Corporate	213,657	(37,430)	226,295	(85,654)	439,952	(123,084)

Non-Corporate
Asset Backed Securities	-	-	-	-	-	-
Collateralized Mortgage Obligations	2,967	(1,162)	12,739	(3,327)	15,706	(4,489)
Mortgage Backed Securities	1,054	(7)	3,137	(10)	4,191	(17)
U.S. Treasury & Agency Securities	1,855	(105)	-	-	1,855	(105)
Foreign Government & Agency Securities	473	(37)	-	-	472	(37)

Total Non-Corporate	6,349	(1,311)	15,876	(3,337)	22,224	(4,648)

Grand Total	$ 220,006	$ (38,741)	$ 242,171	$ (88,991)	$ 462,176	$ (127,732)

The Company’s available-for-sale fixed maturity gross unrealized position decreased $384.1 million as of December 31, 2008, as compared to December 31, 2007.  The change in unrealized losses was primarily due to the adoption of SFAS No. 159, under which the Company elected the FV option for all fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale.  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.

In 2008, the economy officially entered a recession; the housing market continued to plunge; the federal government took an unprecedented role in bailing out the banking, brokerage, and insurance industries and creating programs to foster lending; the Federal Reserve cut rates to all time lows; interest rates plunged; and credit sectors recorded their worst results ever, as only Treasury securities performed well.  In this context, spreads widened across the board, but financial, housing, and certain consumer sectors were especially hard hit, including brokerage, insurance, lodging, finance, commercial mortgage backed securities, gaming, home builders, and building materials.

The sectors in the Company’s portfolio that recognized the largest unrealized losses were financial services, consumer cyclical and utilities.  As of December 31, 2008, there were 114 securities accounting for unrealized losses of $67.2 million in the Finance sector.  Of these unrealized losses, 99.3% were related to investment grade issues (rated AAA through BBB).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

As of December 31, 2008, there were 38 securities accounting for unrealized losses of $13.8 million in the Utility sector.  Of these unrealized losses, 99.03% were related to investment grade issues (rated AAA through BBB).

As of December 31, 2008, there were 27 securities accounting for unrealized losses of $11.8 million in the Consumer Cyclical sector.  Of these unrealized losses, 95.54% were related to investment grade issues (rated AAA through BBB).

The Company has exposure to sub-prime and Alt-A residential mortgage-backed securities.  Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles.  Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime, but do not conform to government sponsored standards.  The combination of these two categories of securities is considered below prime.  The Company is not an originator of residential mortgages.  The slowing U.S. housing market and relaxed underwriting standards of some originators of below-prime loans has recently led to higher delinquency and loss rates especially within the 2006 and 2007 vintage years.  Ninety-two percent of these below-prime investments, based upon fair value, held by the Company were either issued before 2006 or have an AAA rating.  At December 31, 2008, the Company had exposure to residential sub-prime and Alt-A mortgages of $165.5 million and $116.9 million, respectively, representing approximately 1.6% of the Company's total invested assets.

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

The table below provides the detail of the six largest unrealized losses by CUSIP in the Company’s available-for-sale fixed maturity portfolio at December 31, 2008.  Management does not consider any of these unrealized losses to be material to the Company’s financial position at December 31, 2008.  Management's reasons for concluding that the fair value will increase enough to recover the Company’s amortized cost of these securities follow the table.

($ thousands)
Issue/Sector	Amortized Cost	Fair Values	Unrealized Loss

A. Finance	9,000	4,590	(4,410)
B. Consumer Cyclical	10,129	6,234	(3,895)
C. Finance	6,346	2,740	(3,606)
D. Finance	7,955	4,931	(3,024)
E. Consumer Cyclical	5,182	2,371	(2,811)
F. Finance	7,485	4,688	(2,797)

For all of the securities discussed below, based on the Company’s credit analysis, management does not believe that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the investment.  Because the Company had and continues to have the intent and ability to hold these securities until recovery of fair value, which may be maturity, it did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Issue A: is of the Europe’s larger banks with global operations and diversified revenue streams.  Despite the challenging market conditions, the Issue A was able to increase both top-line and net revenues over 2007 levels.  Issue A has been one of the few banks throughout 2008 that has been able to raise capital without government assistance.  Moody’s Investor Service, Inc. has assigned Issue A a rating of Aa3.  Given Issue A’s access to government supported programs for liquidity and capital coupled with the firms ability to generate profitability in challenging conditions, Issue A has the resources to weather the downturn.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

Issue B: is a global investment banking firm that specializes in middle market companies.  Issue B has been negatively impacted by the current difficult environment in investment banking and high yield trading.  Issue B remains investment grade as its ratings are supported by its strong capital and liquidity position.

Issue C: is one of the nation’s leading consumer lending operations with a focus on credit cards.  Issue C’s operating performance has declined because of weakness in the consumer and housing markets. Issue C maintains solid investment grade ratings with strong capital and solid liquidity.

Issue D: is a leading provider of financial guaranty and credit enhancement products.  Issue D has been negatively impacted by weaker confidence in the industry and rising mortgage related losses. Issue D maintains a strong market position, solid capital and adequate liquidity.  This issue remains an investment grade security with a credit rating of A.

Issue E:  is one of the largest insurance companies in the world and is diversified across Life, P&C and asset management. Issue E’s recent results were negatively impacted by asset impairments and mark to market charges but this Issue has remained profitable. Issue E has good liquidity and solid capital. Moody’s Investor Service, Inc. has assigned Issue E a rating of Baa1.

Issue F:  is one of the larger real estate investors in the United States of America with a particular focus on shopping and premium outlet centers. The high quality portfolio is largely diversified across the United States of America.  For fiscal year 2008, revenues and operating income were up marginally.  Moody’s Investor Service, Inc. has assigned Issue F a rating of A3.  Given solid ratings and access to bank facilities Issue F’s near-term liquidity prospects are relatively strong.

As of December 31, 2008, the remaining securities in an unrealized loss position have losses of less than $2.75 million per CUSIP and were subject to the same quantitative and qualitative credit analysis as the aforementioned securities. The Company expects these investments to continue to perform in accordance with their original contractual terms and the Company has the intent and ability to hold these investments until recovery of the fair value up to the cost of these securities, which may be maturity.

Realized Losses

During the year ended December 31, 2008, the Company did not record realized losses related to the sale of available-for-sale fixed maturity securities that were in an unrealized loss position.

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

The Company’s management believes that its stringent investment management standards and practices have resulted in high-quality portfolios that have the effect of limiting credit risk.  In addition, it is the Company’s practice not to purchase below-investment-grade fixed income securities.  Credit risks associated with fixed income investments are managed by the Company in aggregate using detailed credit and underwriting policies, specific diversification requirements, comprehensive due diligence and ongoing credit analysis, aggregate counterparty exposure and asset sector and industry concentration limits, and monitoring against these pre-established limits.  Credit risks associated with derivative financial instruments, including swaps, options, and futures, are managed through consideration of counterparty credit risk, as well as the Company’s own credit risk.  In order to mitigate credit risk exposure, the Company transacts with counterparties that have a similar rating as the Company, prices its derivative liabilities based on its own credit rating, and generally holds collateral service agreements for its net derivative exposure with each counter party.  Credit risk policies are subject to regular review and approval by senior management and by the Company’s board of directors.  The Company also manages credit risk through established investment policies which address the quality of obligors and counterparties, credit concentration limits, diversifications requirements and acceptable risk levels under expected and stressed scenarios.  These policies also are regularly reviewed and approved by senior management and by the Company’s board of directors.

In addition, as a matter of investment policy, the Company manages interest rate risk, equity risk and foreign currency exchange risk, within tolerance bands.  The asset liability management discipline within the Company is a collaborative effort comprised of staff from the investments, asset liability management, finance functions and business units.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Interest rate risk

The Company’s fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments.  They are also supported by holdings of real estate and floating rate notes.  All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans.  Public bonds can include Treasury bonds, corporate bonds and money market instruments.  The Company’s fixed income portfolios also hold securitized assets, including MBS and ABS.  These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines.  As a result of commercial mortgage securitization transactions involving assets formerly owned by the Company, the Company has retained subordinated interest certificates and interest-only certificates.

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

Asset strategies may include the use of interest rate futures, options or swaps to adjust the duration profiles for particular portfolios.  All derivative transactions are conducted under written operating guidelines and are marked to market.  Total positions and exposures are reported to the Company’s board of directors on a quarterly basis.  The counterparties to hedging transactions are highly-rated financial institutions and are highly diversified.

The Company performed a sensitivity analysis on these interest-sensitive liabilities and investments at December 31, 2008.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of net assets and liabilities would decrease $110.4 million.

By comparison, fixed interest liabilities and investments held in the Company’s general account and non-unitized separate accounts at December 31, 2007 were tested for sensitivity to interest rates.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of net assets and liabilities would decrease by $31.6 million.

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

The Company utilizes put options and futures on the S&P 500 Index and other indices to hedge against stock market exposure inherent in the guaranteed minimum death and living benefit features contained within some of its variable annuity products.  At December 31, 2008 and 2007, the fair value of these options was $132.6 million and $35.5 million, respectively.  The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options by $26.5 million and $10.6 million at December 31, 2008 and 2007, respectively.  A decrease in the market of 10% would increase the market value by $31.7 million and $16.0 million at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the Company had $3.0 billion and $3.7 billion, respectively, in fixed index annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the S&P 500 Index.  The Company purchases S&P 500 Index options and futures to hedge the risk associated with the price appreciation component of its fixed index annuity liabilities.

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

Based upon the information and assumptions the Company used in its stress-test scenarios at December 31, 2008 and 2007, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $(1.4) million and $6.1 million, respectively.  Likewise, at December 31, 2008 and 2007, if the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will increase net assets by approximately $(1.4) million and $0.2 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets, including the effects of changes in implied dividend yields, interest rates, and fixed index annuity policy surrenders.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Capital Management & Liquidity Risk

The Company ensures that adequate capital is maintained to support the risk associated with its businesses.  In addition, the Company provides an appropriate level of risk management over capital adequacy risk, which is defined as the risk that capital is not or will not be sufficient to withstand adverse economic conditions, to maintain financial strength or to allow the Company to take advantage of opportunities for expansion.  The approach to managing capital has been developed to ensure that an appropriate balance is maintained between the internal assessment of capital required and the requirements of regulators and rating agencies.

The Company is subject to capital requirements, as prescribed by the NAIC.  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life companies, which establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.  The Company’s capital base is structured to exceed these regulatory capital targets, as well as internal capital targets, and maintain strong credit ratings, while maintaining a capital-efficient structure and desired capital ratios.

The current market environment may result in an increase in required capital for regulatory purposes.  However, management believes that the Company’s strong underlying business franchise, capital management capabilities, and capital contributions from the Parent will allow for adequate capital to satisfy regulatory requirements.

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

The Company’s primary source of funds is cash provided by operating activities.  These funds are used primarily to pay policy benefits, claims, commissions, operating expenses and interest expenses.  Cash flows generated from operating activities are generally invested to support future payment requirements, including the payment of policy benefits and other expenses.  The Company also receives funds from time to time, through borrowing from affiliated companies or capital contributions from its Parent.

Through effective cash management and capital planning, the Company ensures that it is sufficiently funded and maintains adequate liquidity to meet its obligations.  At December 31, 2008, the Company, through its operational cash flows and various sources of liquidity (e.g., capital contributions from the Parent), has sufficient liquidity to meet all of its obligations.

Item 8.  Financial Statements and Supplementary Data.

Financial statements in the form required by Regulation S-X are set forth below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
For the years ended December 31,

	2008	2007	2006

Revenues:
Premiums and annuity considerations	$122,733	$110,616	$59,192
Net investment (loss) income (1)	(1,789,835)	1,098,592	1,206,081
Net derivative (loss) income (2)	(871,544)	(193,124)	9,089
Net realized investment losses	(38,241)	(61,048)	(44,511)
Fee and other income	564,753	479,904	398,622
Subordinated notes early redemption premium	-	25,578	-

Total revenues	(2,012,134)	1,460,518	1,628,473

Benefits and expenses:
Interest credited	561,626	629,823	633,405
Interest expense	106,777	101,532	130,802
Policyowner benefits	443,517	229,485	156,970
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired (3)	(1,021,026)	189,121	399,182
Goodwill impairment	701,450	-	-
Other operating expenses	289,346	283,815	231,434
Partnership capital securities early redemption payment	-	25,578	-

Total benefits and expenses	1,081,690	1,459,354	1,551,793

(Loss) income before income tax benefit	(3,093,824)	1,164	76,680

Income tax benefit:
Federal	(858,989)	(24,289)	(1,717)
State	6	431	105
Income tax benefit	(858,983)	(23,858)	(1,612)

Net (loss) income	$(2,234,841)	$25,022	$78,292

(1)Net investment (loss) income includes a (decrease) increase in market value of trading fixed maturity securities of $(2,762.9) million, $(88.4) million and $15.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)Net derivative loss for the year ended December 31, 2008 includes $166.1 million of income related to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” which is further discussed in Note 5.

(3)Amortization of deferred policy acquisition costs and value of business and customer renewals acquired for the year ended December 31, 2008 includes $3.2 million of expenses related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 5.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

ASSETS	December 31, 2008	December 31, 2007
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $782,861 and $11,848,397 in 2008 and 2007, respectively)	$674,020	$11,503,230
Trading fixed maturities at fair value (amortized cost of $14,909,429 and $3,938,088 in 2008 and 2007, respectively)	11,762,146	3,867,011
Mortgage loans	2,083,003	2,318,341
Derivative instruments – receivable	727,103	609,261
Limited partnerships	78,289	164,464
Real estate	201,470	201,777
Policy loans	729,407	712,633
Other invested assets	211,431	568,676
Cash and cash equivalents	1,624,149	1,169,701
Total investments and cash	18,091,018	21,115,094

Accrued investment income	282,564	290,363
Deferred policy acquisition costs	2,862,401	1,603,397
Value of business and customer renewals acquired	179,825	51,806
Net deferred tax asset	856,845	15,945
Goodwill	7,299	708,829
Receivable for investments sold	7,548	3,482
Reinsurance receivable	3,076,615	2,709,249
Other assets	222,840	311,999
Separate account assets	20,531,724	24,996,603

Total assets	$46,118,679	$51,806,767

LIABILITIES

Contractholder deposit funds and other policy liabilities	$17,545,721	$18,262,569
Future contract and policy benefits	1,014,688	823,588
Payable for investments purchased	363,513	199,210
Accrued expenses and taxes	118,671	123,065
Debt payable to affiliates	1,998,000	1,945,000
Reinsurance payable to affiliate	1,650,821	1,691,884
Derivative instruments – payable	1,494,341	446,640
Other liabilities	605,945	888,061
Separate account liabilities	20,531,724	24,996,603

Total liabilities	45,323,424	49,376,620

Commitments and contingencies – Note 21

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2008 and 2007	6,437	6,437
Additional paid-in capital	2,872,242	2,146,436
Accumulated other comprehensive loss	(129,884)	(92,403)
(Accumulated deficit) Retained earnings	(1,953,540)	369,677

Total stockholder’s equity	795,255	2,430,147

Total liabilities and stockholder’s equity	$46,118,679	$51,806,767

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the years ended December 31,

	2008	2007	2006

Net (loss) income	$(2,234,841)	$25,022	$78,292

Other comprehensive loss:
Change in unrealized losses on available-for-sale securities, net of tax and policyholder amounts (1)	(84,234)	(119,775)	(46,229)
Change in pension and other postretirement plan adjustments, net of tax (2)	(66,998)	11,197	1,842
Reclassification adjustments of net realized investment losses into net (loss) income (3)	25,718	2,145	40,673
Other comprehensive loss	(125,514)	(106,433)	(3,714)

Comprehensive (loss) income	$(2,360,355)	$(81,411)	$74,578

(1)	Net of tax benefit of $ 45.4 million, $64.7 million and $25.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(2)	Net of tax benefit (expense) of $36.1 million, $(6.0) million and $(0.2) million for the years ended December 31, 2008, 2007 and 2006, respectively.
(3)	Net of tax expense of $13.8 million, $1.2 million and $21.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)
For the years ended December 31,

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholder’s Equity

Balance at December 31, 2005	$6,437	$2,138,880	$19,260	$561,187	$2,725,764

Adjustment to initially apply SFAS No. 158, net of tax	-	-	(1,516)	-	(1,516)
Net income	-	-		78,292	78,292
Dividends	-	-	-	(300,000)	(300,000)
Tax benefit from stock options	-	4,528	-	-	4,528
Other comprehensive loss	-	-	(3,714)	-	(3,714)

Balance at December 31, 2006	6,437	2,143,408	14,030	339,479	2,503,354

Cumulative effect of accounting changes related to the adoption of FASB Interpretation No. 48, net of tax	-	-	-	5,176	5,176
Net income	-	-	-	25,022	25,022
Tax benefit from stock options	-	3,028	-	-	3,028
Other comprehensive loss	-	-	(106,433)	-	(106,433)

Balance at December 31, 2007	6,437	2,146,436	(92,403)	369,677	2,430,147

Cumulative effect of accounting changes related to the adoption of SFAS Nos.158 and 159, net of tax	-	-	88,033	(88,376)	(343)
Net loss	-	-	-	(2,234,841)	(2,234,841)
Tax benefit from stock options	-	806	-	-	806
Capital contribution from Parent	-	725,000	-	-	725,000
Other comprehensive loss	-	-	(125,514)	-	(125,514)

Balance at December 31, 2008	$6,437	$2,872,242	$(129,884)	$(1,953,540)	$795,255

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the years ended December 31,

	2008	2007	2006

Cash Flows From Operating Activities:
Net (loss) income	$(2,234,841)	$25,022	$78,292
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	28,371	40,668	58,752
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(1,021,026)	189,121	399,182
Depreciation and amortization	6,711	7,460	4,608
Net losses (gains) on derivatives	812,717	131,503	(11,853)
Net realized losses on available-for-sale investments	38,241	61,048	44,511
Changes in fair value of trading investments	2,762,893	88,398	(15,235)
Net realized losses (gains) on trading investments	380,969	(4,655)	(373)
Undistributed income on private equity limited partnerships	(9,796)	(23,027)	(29,120)
Interest credited to contractholder deposits	561,626	629,823	633,405
Goodwill impairment	701,450	-	-
Deferred federal income taxes	(773,143)	43,366	4,180
Changes in assets and liabilities:
Additions to deferred policy acquisition costs and value of business and customer renewals acquired	(365,686)	(379,941)	(262,895)
Accrued investment income	7,799	855	(29,711)
Net change in reinsurance receivable/payable	(260,860)	33,161	77,063
Future contract and policy benefits	191,024	66,550	(6,619)
Other, net	253,160	(134,356)	14,268
Net cash provided by operating activities	1,079,609	774,996	958,455

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	101,757	4,252,780	5,872,190
Trading fixed maturities	1,808,498	728,633	2,172,797
Mortgage loans	294,610	355,146	248,264
Real estate	1,141	-	-
Other invested assets	692,157	667,683	184,646
Redemption of subordinated note from affiliates	-	600,000	-
Purchases of:
Available-for-sale fixed maturities	(129,474)	(2,557,841)	(4,002,244)
Trading fixed maturities	(2,175,143)	(829,469)	(4,038,950)
Mortgage loans	(58,935)	(399,566)	(780,592)
Real estate	(5,414)	(19,439)	(20,619)
Other invested assets	(122,447)	(57,864)	(489,493)
Early redemption premium	-	25,578	-
Net change in other investments	(349,964)	(361,781)	399,514
Net change in policy loans	(16,774)	(3,007)	(7,857)

Net cash provided by (used in) investing activities	$40,012	$2,400,853	$(462,344)
Continued on next page

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the years ended December 31,

	2008	2007	2006

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$2,190,099	$1,924,784	$3,520,138
Withdrawals from contractholder deposit funds	(3,616,458)	(4,533,405)	(3,690,351)
Repayments of debt	(122,000)	(980,000)	-
Debt proceeds	175,000	1,000,000	200,000
Dividends paid to stockholder	-	-	(300,000)
Capital contribution from Parent	725,000	-	-
Early redemption payment	-	(25,578)	-
Other, net	(16,814)	29,971	4,528
Net cash used in financing activities	(665,173)	(2,584,228)	(265,685)

Net change in cash and cash equivalents	454,448	591,621	230,426

Cash and cash equivalents, beginning of year	1,169,701	578,080	347,654

Cash and cash equivalents, end of year	$1,624,149	$1,169,701	$578,080

Supplemental Cash Flow Information
Interest paid	$109,532	$73,116	$130,686
Income taxes (refunded) paid	$(113,194)	$(16,281)	$22,724

Supplemental Schedule of non-cash investing and financing activities

Effective November 8, 2007, the Company’s subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), entered into a reinsurance agreement with Sun Life Assurance Company of Canada (“SLOC”), the Company’s affiliate, under which Sun Life Vermont assumed the risks of certain individual universal life insurance contracts issued and to be issued by SLOC.  This agreement is described more fully in Note 1 and Note 9.  As part of the transaction, the Sun Life Vermont assumed $553.7 million of contractholder deposits, future contract and policy benefits of $20.4 million, funds withheld asset of $551.8 million, and a deferred loss of $22.3 million, all of which are considered non-cash items for purposes of the Company’s consolidated statement of cash flows.

The Company did not pay any dividends to its direct parent in 2008 and 2007, respectively.  The Company declared and paid to its direct parent, Sun Life of Canada (U.S.) Holdings, Inc., cash dividends of $300.0 million in 2006.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

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

The consolidated financial statements include the accounts of the Company and its subsidiaries.  As of December 31, 2008, the Company directly or indirectly owned all of the outstanding shares or members interest of SLNY, which issues individual fixed and variable annuity contracts, group life, group disability, group dental and stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company (“INDY”), a Rhode Island life insurance company that sold variable and whole life insurance products; Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), a Vermont special purpose financial captive insurance company; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; and SLNY Private Placement Investment Company I, LLC.

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”).  Through this agreement, the Company purchased a funded note, which is referenced through a credit default swap to the credit performance of a portfolio of corporate reference entities.  The Company entered into this credit structure for yield enhancement.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Revised December 2003)” (“FIN 46(R)”).  As a result of the consolidation, the Company has recorded in its balance sheet a credit default swap held by the CARS Trust.   At issue, the swap had a seven year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement.  At December 31, 2008, the CARS Trust has not had to make any payments under the terms of the swap as the sum of all credit events has not exceeded the threshold amount.  At December 31, 2008 the fair value of the credit default swap is $(42.1) million.  Under the terms of the credit derivative, the maximum future payments the CARS Trust could be required to make is $55.0 million.  In the event the trust was required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  As of December 31, 2008, the fair value of the assets held as collateral by the CARS Trust was $42.3 million.

The Company had a greater than or equal to 20%, but less than 50%, interest in seven variable interest entities (“VIEs”) at December 31, 2008.  The Company is a creditor in four trusts and  three limited liability companies that were used to finance commercial mortgages and franchise receivables and equipment used in utility generation.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $36.5 million and $88.4 million at December 31, 2008 and 2007, respectively.  The investments in these VIEs mature between January 2008 and October 2024.  As the Company will not absorb a majority of the VIEs’ expected losses or receive a majority of the expected returns, the Company is not required to consolidate these VIEs, in accordance with FIN 46(R).  See Note 4 for information with respect to leveraged leases.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

In order to determine whether the Company is, or is not, the primary beneficiary of a VIE, the Company performs an assessment of the level of each party’s participation in controlling the entity by means other than a voting interest, which includes assumptions about the sufficiency of an equity investment at risk, the essential characteristics of a controlling financial interest, and the significance of voting rights in relation to economic interests.  If the Company is exposed to the majority of the expected losses, the majority of the expected residual returns, or both, associated with a VIE then the Company is the VIE’s primary beneficiary and must consolidate the entity.

The VIEs are generally financed with equity through the establishment of a trust by a trustee.  The carrying amount of the VIEs for which the Company has significant influence have been included in trading fixed maturities on the consolidated balance sheets.

All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those used in determining the fair value of financial instruments, goodwill, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), value of customer renewals acquired (“VOCRA”), liabilities for future contract and policyholder benefits, other-than-temporary impairments of investments and valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash equivalents, fixed maturity securities, mortgage loans, equity securities, derivative financial instruments, debt, loan commitments and financial guarantees.  These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation.  The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily include cash, commercial paper and money market investments.  All such investments have maturities of three months or less when purchased.

INVESTMENTS

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  At the time of purchase, fixed maturity securities are classified as either held-to-maturity, trading or available-for-sale.  In order for a security to be classified as held-to-maturity, the Company must have positive intent and ability to hold the security to maturity.  Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.  Securities which the Company has elected to measure at fair value under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” are classified as trading securities.  Although classified as trading securities, the Company’s intent is to not sell these securities in the near term.  Trading securities are carried at aggregate fair value with changes in market value reported as a component of net investment income.  Securities that do not meet the held-to-maturity or trading criterion are classified as available-for-sale.  Included with available-for-sale fixed maturity securities are forward purchase commitments on mortgage backed securities better known as To Be Announced ("TBA") securities.  The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability in payable for investments purchased until the settlement date of the transaction.  Available-for-sale securities, that are not considered other-than-temporarily impaired, are carried at fair value with the unrealized gains or losses reported in other comprehensive income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (continued)

The Company determines the fair value of its publicly traded fixed maturities using four primary pricing methods: third-party pricing services, independent non-binding broker quotes, pricing matrices, and pricing models.  Prices are first sought from third party pricing services; the remaining unpriced securities are priced using one of the remaining three methods.  Third-party pricing services derive the security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing matrices and models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.  The Company generally does not adjust quotes or prices obtained from brokers or pricing services.

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

For privately placed fixed maturities, fair values are estimated using matrices, which take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately placed fixed maturities are also priced using market prices or broker quotes.  The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including estimates and assumptions, a market participant would utilize.  The Company performs a monthly analysis on the prices received from third parties to assess if the prices represent a reasonable estimate of the fair value.  The process is both quantitative and qualitative and includes back testing of recent trades, review of key assumptions such as spreads, duration, credit rating, and on-going review of third-party pricing services methodologies.  The Company performs further testing on those securities whose prices do not fall within a pre-established tolerance range.  This testing includes looking at specific market events that may affect pricing or obtaining additional information or new prices from the third-party pricing service.  Additionally, the Company makes a selection of securities from its portfolio and compares the price received from its third-party pricing services to an independent source, creates option adjusted spreads or obtains additional broker quotes to corroborate the current market price.  Historically, the Company has found no material variances between the prices received from third-party pricing sources and the results of its testing.

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
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

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

Other-than-temporary impairments are classified as either credit-related or interest-related.  The Company categorizes other-than-temporary impairments as credit-related if there are current fundamental credit concerns regarding the issuers’ ability to pay all principal and interest amounts due, according to the contractual terms of the security or if the decline in fair value of the security is driven by issuer-specific credit events.  The Company characterizes impairments as interest-related if the depression in fair value of the security was due primarily to changes in interest or general credit spread widening and for which the Company has determined it no longer has the intent or ability to hold a security until recovery to amortized cost.  Once an other-than-temporary impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional impairment.  The net realized loss from other-than-temporary impairments is recorded in the income statement as the difference between the fair value and the amortized cost of the security.

The Company incurred realized losses totaling $41.9 million and $68.1 million for the years ended December 31, 2008 and 2007, respectively, for other-than-temporary impairments on its available-for-sale fixed maturity securities.  The entire balance of $41.9 million realized losses for other-than-temporary impairments for the year ended December 31, 2008 were credit-related.  Of the $68.1 million realized losses for other-than-temporary impairments for the year ended December 31, 2007, $52.0 million was credit-related and $16.1 million was interest-related.

The Company discontinues the accrual of income on its holdings for issuers that are in default.  Investment income would have increased by $4.6 million for the year ended December 31, 2008, if these holdings were performing.  Accrued income was not materially impacted by the termination of accrual accounting on these holdings for the year ended December 31, 2007. As of December 31, 2008, the fair market value of holdings for issuers in default was $17.9 million.  As of December 31, 2007, the Company did not have any holding for issuers that were in default.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (CONTINUED)

Mortgage loans are stated at unpaid principal balances, net of provisions for estimated losses.  Mortgage loans acquired at a premium or discount are carried at amortized values net of provisions for estimated losses.  Mortgage loans, which include primarily commercial first mortgages, are diversified by property type and geographic area throughout the United States.  Mortgage loans are collateralized by the related properties and generally are no more than 75% of the property’s value at the time that the original loan is made.  The Company assesses the value of the collateral annually.

A loan is recognized as impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan.  Measurement of impairment is based on the lower of the present value of expected future cash flows discounted at the loan's effective interest rate or on the loan's observable market price. For the year ended December 31, 2008, the Company incurred realized losses of $3.0 million for impairments on mortgage loans.  A specific valuation allowance is established if the fair value of the impaired loan is less than the recorded amount.  The Company did not incur losses for impairments on mortgage loans for the year ended December 31, 2007.  Loans are also charged against the allowance when determined to be uncollectible.  The allowance is based on a continuing review of the loan portfolio, past loss experience, and current economic conditions, which may affect the borrower's ability to pay.  While management believes that it uses the best information available to establish the allowance, future adjustments to the allowance may become necessary if economic conditions differ from the assumptions used in calculating the valuation allowance.

Real estate investments are held for the production of income or are held for sale.  Real estate investments held for the production of income are carried at the lower of cost or market.  Depreciation of buildings and improvements is calculated using the straight line method over the estimated useful life of the property, generally 40 to 50 years.  Real estate investments held for sale are primarily acquired through foreclosure of mortgage loans.  The cost of real estate that has been acquired through foreclosure is the estimated fair value less estimated costs to dispose at the time of foreclosure.  Real estate investments are diversified by property type and geographic area throughout the United States.

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

Interest income is recorded on the accrual basis. Investments are placed in a non-accrual status when management believes that the borrower's financial position, after giving consideration to economic and business conditions and collection efforts, is such that collection of principal and interest is doubtful.  When an investment is placed in non-accrual status, all interest accrued is reversed against current period interest income.  Interest accruals are resumed on such investments only when the investments have performed on a sustained basis for a reasonable period of time and when, in the judgment of management, the investments are estimated to be fully collectible as to both principal and interest.

The Company manages funds withheld assets related to certain reinsurance agreements.  These assets are primarily comprised of fixed maturity securities and mortgages and are accounted for consistent with the policies described above.  Investment income on funds withheld reinsurance portfolios is included as a component of net investment income.  See Note 7.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to investment-type contracts, primarily deferred annuity, universal life and guaranteed investment contracts (“GICs”) are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized and unrealized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.

Estimating future gross profit is a complex process requiring considerable judgment and the forecasting of events into the future based on historical information and actuarial assumptions.  These assumptions are subject to an annual review process.  Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period.  During 2008 and 2007, changes in estimated future gross profits were driven by recent experience and expectations of future performance and are related mainly to changes in lapse assumptions, future growth rates of capital markets assumptions, and expense assumptions.

DAC amortization is reviewed regularly and adjusted retrospectively when the Company calculates the actual profits or losses and revises its estimate of future gross profits to be realized from investment-type contracts, including realized and unrealized gains and losses from investments.

Although recovery of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered from future profits.  The amount of DAC considered recoverable, however, could be reduced in the near term if the future estimates of gross profits are reduced.

Prior to the Company’s adoption of SFAS No. 159 on January 1, 2008, DAC was adjusted for amounts relating to the change in unrealized investment gains and losses on available-for-sale fixed maturity securities that supported policyholder liabilities.  This adjustment, net of tax, was included with the change in net unrealized investment gains or losses that were recorded in accumulated other comprehensive loss.  Due to the adoption of SFAS No. 159, the net change in the market value of the securities supporting policyholder liabilities is recorded in the statement of operations in 2008, versus accumulated other comprehensive income in prior years. Accordingly, the effect of such market value changes on DAC is recorded in the statement of operations in 2008.

VALUE OF BUSINESS AND CUSTOMER RENEWALS ACQUIRED

VOBA represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition.  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated life of the purchased block of business.

VOCRA represents the actuarially determined present value of projected future profits arising from the existing in-force business at the date of acquisition to the next policy renewal date.  This amount is amortized in proportion to the projected premium income over the period from the first renewal date to the end of the projected life of the policies.

Although recovery of VOBA and VOCRA is not assured, the Company believes it is more likely than not that all of these costs will be recovered from future profits.  The amount of VOBA and VOCRA considered recoverable, however, could be reduced in the near term if the future estimates of gross profits are reduced.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Life Insurance Company (“Keyport”) on November 1, 2001 and the transfer of goodwill to SLNY based on a series of agreements between SLNY and Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, effective May 31, 2007.  Goodwill obtained in connection with the purchase of Keyport is allocated to the Wealth Management Segment.  Goodwill obtained through the agreement between SLHIC and SLNY is allocated to the Group Protection Segment in the Company’s subsidiary, SLNY.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2008 and concluded that these assets were not impaired.   Due to market declines in the fourth quarter of 2008, the Company performed additional analyses of goodwill and indefinite-lived intangible assets and concluded that the goodwill obtained in connection with the purchase of Keyport was impaired.  An estimate of the fair value of the reporting unit was calculated, based on an actuarial appraisal of the embedded value of the reporting unit.  This fair value was then allocated among the reporting unit’s tangible and intangible assets and its liabilities to determine the implied fair value of goodwill.  As a result, the Company recorded an impairment charge of $701.5 million in the fourth quarter, which represents the entire balance of goodwill obtained in connection with the purchase of Keyport.  The impairment charge is allocated to the Wealth Management Segment.

The Company also tested the goodwill maintained in the Group Protection Segment and concluded that it is not impaired at December 31, 2008.

OTHER ASSETS

Property, equipment, leasehold improvements and capitalized software costs that are included in other assets are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are calculated using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 10 years.  Depreciation and amortization expenses were $1.3 million and $2.5 million for years ended December 31, 2008 and 2007, respectively.

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

POLICY LIABILITIES AND ACCRUALS

Future contract and policy benefit liabilities include amounts reserved for future policy benefits payable upon contingent events as well as liabilities for unpaid claims due as of the statement date.  Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in-force.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

POLICY LIABILITIES AND ACCRUALS (continued)

Policy reserves for annuity contracts include liabilities held for group pension and payout annuity payments and liabilities held for product guarantees on variable annuity products, such as guaranteed minimum death benefits.  Reserves for pension and payout annuity contracts are calculated using the best-estimate interest and decrement assumptions that were set at the time that loss recognition testing resulted in additional reserves.  The Company periodically reviews its policies for loss recognition based upon management’s best estimates.  From time to time the Company may recognize a loss on certain lines of business.  For the year ended December 31, 2007, additional reserves of $31.4 million were recorded as a reduction to income and additional reserves of $7.5 million were recorded as a component of other comprehensive loss. The Company did not record any adjustment to reserves related to loss recognition for the year ended December 31, 2008.

Reserves for guaranteed minimum death benefits and guaranteed minimum income benefits are calculated according to the methodology of American Institute of Certified Public Accountants ("AICPA") Statement of Position  (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” whereby the expected benefits provided by the guarantees are spread over the duration of the contract in proportion to the benefit assessments.

Policy reserves for universal life contracts are held for benefit coverages that are not fully provided for in the policy account value.  These include rider coverages, conversions from group policies, and benefits provided under market conduct settlements.

Policy reserves for group life and health contracts are calculated using standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity and mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate.  In particular, for the Company’s group known claim reserves and the mortality and morbidity tables for the early durations of claims are based exclusively on the Company’s experience, incorporating factors such as age at disability, sex and elimination period.  These reserves are computed at amounts that, with interest compounded annually at assumed rates, are expected to meet the Company’s future obligations.

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
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

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

INCOME TAXES

The Company accounts for current and deferred income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” and recognizes reserves for income taxes in accordance with FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”

Under the applicable asset and liability method for recording deferred income taxes, deferred taxes are recognized when assets and liabilities have different values for financial statement and tax reporting purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company’s differences between the bases of assets and liabilities used for financial statement versus tax reporting primarily result from policy reserves, policy acquisition expenses and unrealized gains and losses on investments.

Also as prescribed by SFAS No. 109, the Company performs the required recoverability test in terms of its ability to realize its recorded net deferred tax assets.  In making this determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  Using this available evidence, the Company performs an assessment of the future recoverability of its net deferred tax assets and records a valuation allowance in instances when it is not more likely than not that the deferred tax assets will be realized.

For the years ended December 31, 2008, 2007 and 2006, the Company participated in a consolidated federal income tax return with the Parent and other affiliates. For the year ended December 31, 2008, the Company and its subsidiaries were part of the consolidated federal income tax return.  For the year ended December 31, 2007, INDY and Sun Life Vermont were included as part of the consolidated federal income tax return, but SLNY filed stand-alone federal income tax returns.  For the year ended December 31, 2006, the Company’s subsidiaries INDY and SLNY filed stand-alone federal income tax returns.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

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

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position ("FSP") No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”  FSP No. EITF 99-20-1 amends EITF 99-20 to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  This guidance also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements.  FSP No. EITF 99-20-1 is effective for all interim and annual reporting periods after December 15, 2008.  The Company adopted FSP No. EITF 99-20-1 on December 31, 2008 and the adoption did not have a material impact on the Company's financial position or results of operations.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with VIEs.  The disclosures required by FSP No. FAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with VIEs.  FSP No. FAS 140-1 and FIN 46(R)-8 is effective for all interim and annual reporting periods after December 15, 2008.  The Company adopted the FSP on December 31, 2008.  The FSP only requires additional disclosure and had no effect on the Company's consolidated financial position or results of operations. The new disclosure is included previously in Note 1.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An amendment of FASB Statement No. 133 and FASB Interpretation No. 45.”  FSP No. FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require additional disclosures by sellers of credit derivatives, including derivatives embedded in a hybrid instrument.  This FSP also amends FIN No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  FSP No. FAS 133-1 and FIN 45-4 is effective for all interim and annual reporting periods after November 15, 2008.  The Company adopted the FSP on December 31, 2008.  The FSP only requires additional disclosures about credit derivatives and guarantees and had no effect on the Company's consolidated financial position or results of operations.  The new disclosure is included previously in Note 1.

In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value (the “FV option”).  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

SFAS No. 159 was adopted by the Company on January 1, 2008, and the FV option was elected for all available-for-sale fixed maturity securities attributable to certain life, health and annuity products.  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion, and are now classified as trading securities.  The adoption of the FV option does not relieve the Company from its obligation to monitor those available-for-sale securities that were in an unrealized loss position at December 31, 2007, which the Company does through its current portfolio monitoring process.

The FV option adoption resulted in a cumulative-effect adjustment to the Company’s December 31, 2007, balance of retained earnings and accumulated other comprehensive income of $88.4 million related to the unrealized loss on investments, net of DAC, VOBA, policyholder liabilities, and tax effects.  See Note 5 for further disclosure related to the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value under GAAP, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and expands disclosures about fair value measurements.  SFAS No. 157 does not change existing guidance as to whether or not an instrument is carried at fair value.

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

In October 2008, the FASB issued FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”.  FSP No. SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active.  FSP No. SFAS 157-3 was effective upon issuance and did not have an impact on the Company’s consolidated financial statements.

See Note 5 for further disclosure related to the adoption of SFAS No. 157.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In June 2006, the FASB issued FIN 48, which became effective for fiscal years beginning after December 15, 2006.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted FIN 48 on January 1, 2007, and recognized a decrease of $5.2 million in the liability for unrecognized tax benefits (“UTBs”) and related net interest, and an offsetting increase in its January 1, 2007 balance of retained earnings.  The Company elected on a prospective basis, with the adoption of FIN 48, to recognize interest and penalties accrued related to UTBs in interest expense.

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

In September 2005, the AICPA issued SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts".  SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts.  The adoption of SOP 05-1 on January 1, 2007 did not have a material impact on the Company’s consolidated financial position and results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Standards Not Yet Adopted

In December of 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which amends Statement 132(R) to require more detailed disclosure about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  This FSP is effective for fiscal years ending after December 15, 2009.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and that are not accounted for as derivative instruments.  SFAS No. 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance, such as mortgage guaranty insurance and credit insurance on trade receivables.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk management activities.  Except for certain disclosures, earlier application is not permitted.  The Company does not have any contracts with guarantees within the scope of this standard.  The Company’s adoption of SFAS No. 163 on January 1, 2009 will have no impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.”  This statement amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures.  The Company will adopt SFAS No. 161 on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the statement of operations, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  The Company does not have any noncontrolling interests within the scope of this guidance; therefore, the adoption of SFAS No. 160 on January 1, 2009 will have no impact on its consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

•
Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability, whereas SFAS No. 141 generally permits the deferred recognition of pre-acquisition contingencies until the recognition criteria of SFAS No. 5, “Accounting for Contingencies,” are met; and

•	Contingent consideration shall be recognized at the acquisition date rather than when the contingency is resolved and consideration is issued or becomes issuable.

SFAS No. 141(R) is effective for, and shall be applied prospectively to, business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company will adopt SFAS No. 141(R) on January 1, 2009 and will apply this guidance to future business combinations as appropriate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Standards Not Yet Adopted (continued)

In June 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”).  This statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity.  In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.  SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged; however, in November 2007, the FASB decided to (1) delay indefinitely the effective date and (2) prohibit adoption by an entity that has not early adopted SOP 07-1.  The Company did not early adopt SOP 07-1.  SOP 07-1 as currently issued is not expected to have an impact on the Company’s consolidated financial position or results of operations.

2. MERGERS, ACQUISITIONS AND DISPOSITIONS

Effective September 27, 2007, the Company dissolved Sun life of Canada (U.S.) Holdings General Partner, LLC (the “General Partner”).  The General Partner was the sole general partner in Sun Life of Canada (U.S.) Limited Partnership (the “Partnership”) and, as a result, the Partnership had been consolidated with the results of the Company.  The Partnership was organized to purchase subordinated debentures issued by the Parent and to issue partnership capital securities to an affiliated business trust, Sun Life of Canada (U.S.) Capital Trust I (the “Capital Trust”).  Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  The Partnership was dissolved effective September 27, 2007.

Effective May 31, 2007, Sun Life Financial completed its acquisition of Genworth Financial, Inc.'s (“Genworth’s”) Employee Benefits Group business ("EBG").  Also effective May 31, 2007, SLNY entered into a series of agreements with SLHIC, one of the acquired companies (formerly named Genworth Life and Health Insurance Company), through which the New York issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York (collectively, “the SLHIC to SLNY asset transfer”).  These agreements, in accordance with SFAS No. 141, “Business Combinations,” were treated as a transfer of net assets between entities under common control.  SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at carrying value of approximately $72 million, including $38.9 million of goodwill and other intangibles, as well as policyholder and other liabilities of approximately $32 million to SLNY.  The Group Protection Segment of the Company reflects a significant increase in business as a result of these agreements. These agreements have allowed the Company to expand its product offerings to include group dental insurance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

2. MERGERS, ACQUISITIONS AND DISPOSITIONS (CONTINUED)

As part of the SLHIC to SLNY asset transfer, SLNY received certain intangible assets totaling $31.3 million.  These include the value of distribution, the value of business, and the value of customer renewals acquired.  The value of distribution acquired of $7.5 million is subject to amortization on a straight line basis over its projected economic life of 25 years.  The value of business acquired of $7.6 million is subject to amortization based up on expected premium income over the period from acquisition to the first customer renewal, generally not more than two years.  The value of customer renewals acquired of $16.2 million is subject to amortization based upon expected premium income over the projected life of the in-force business acquired, which is 20 years.  The Company recorded amortization for these intangible assets for the periods identified as follows:

	Value of Distribution	VOBA	VOCRA
Year ended December 31, 2008	$299	$782	$4,627
Year ended December 31, 2007	$149	$5,928	$1,854

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

Below is a summary of transactions with affiliates not included in these financial statements.

Reinsurance Related Transactions

As more fully described in Note 9, the Company is party to several reinsurance transactions with SLOC and other affiliates.

On October 31, 2007, the Company subscribed to $0.25 million worth of shares of, and contributed $150 million of paid-in capital to, a newly formed wholly-owned subsidiary, Sun Life Vermont.  Sun Life Vermont is a Vermont-domiciled special purpose financial captive insurance company which, effective November 8, 2007, entered into a reinsurance agreement with SLOC, the Company’s affiliate, under which the Sun Life Vermont assumed, and will assume, the risks of certain UL policies issued by SLOC prior to December 31, 2008.  This agreement is described more fully in Note 9.  A long-term financing arrangement has been established with a financial institution (the “Lender”) that will enable Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, Sun Life Vermont issued, in 2008 and 2007, floating rate surplus notes of $115 million and $1 billion, respectively, (the “Surplus Notes”) to a special-purpose entity, Structured Asset Repackage Company, 2007-SUNAXXX LLC (“SUNAXXX”), affiliated with the Lender.  Pursuant to an agreement between the Lender and Sun Life Assurance Company of Canada – U.S Operations Holdings, Inc. (“SLC – U.S. Ops Holdings”), SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, will consolidate SUNAXXX in accordance with FIN 46(R).  Sun Life Vermont has agreed to reimburse SLC – U.S. Ops Holdings for certain costs incurred in connection with the issuance of the Surplus Notes.  For the years ended December 31, 2008 and 2007, the amount of interest expense incurred by Sun Life Vermont was $46.5 million and $8.6 million, respectively.

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC under which SLOC will fund a portion of the statutory reserves required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38 (“AXXX reserves”), as adopted by the National Association of Insurance Commissioners (“the NAIC”), attributable to certain individual universal life (“UL”) policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis, certain in-force policies at December 31, 2007.  Future new business also will be reinsured under this agreement.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Capital Transactions

On September 30, 2008 and November 13, 2008, the Company received capital contributions of $300.0 and $425.0 million, respectively, from the Parent.  The $725.0 million cash contributions were recorded as additional paid-in capital and were made to ensure the Company continues to exceed certain capital requirements, as prescribed by the NAIC.  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life companies.  The risk-based capital formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

In 2006, the Company declared and paid $300.0 million in a cash dividend to the Parent. The Company did not declare or pay a dividend to the Parent in 2008 or 2007.

Debt Transactions

In 2002, the Company issued two promissory notes with a combined total of $460 million to Sun Life (Hungary) Group Financing Limited Company ("Sun Life (Hungary) LLC").  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  On December 29, 2008, the Company redeemed in part, $62.0 million of the $80 million remaining note and paid $64.3 million, including $2.3 million in accrued interest, to Sun Life (Hungary) LLC.  At December 31, 2008 and 2007, the Company had $18 million and $80.0 million, respectively, in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $4.5 million, $13.3 million and $26.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On July 17, 2008, the Company issued a $60 million promissory note to Sun Life (Hungary) LLC which will mature on September 27, 2011.  The Company pays interest quarterly to Sun Life (Hungary) LLC. Total interest incurred was $1.3 million for the year ended December 31, 2008. The Company used the proceeds of the note for general corporate purposes. On December 29, 2008, the Company redeemed the note and paid $60.8 million to Sun Life (Hungary) LLC, including $0.8 million in accrued interest.

At December 31, 2008 and 2007, the Company had $565 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company expensed $42.6 million for interest on these surplus notes for each of the years ended December 31, 2008, 2007 and 2006.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED

Debt Transactions (continued)

Effective September 27, 2007, the Company dissolved the General Partner.  The General Partner was the sole general partner in the Partnership and, as a result, the Partnership had been consolidated with the results of the Company.  The Partnership was organized to purchase subordinated debentures issued by the Parent and to issue partnership capital securities to an affiliated business trust, the Capital Trust.  The Partnership was dissolved effective September 27, 2007.

Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  Related to these partnership capital securities, the Company incurred interest expense of $17.8 million and $51.2 million for the years ended December 31, 2007 and 2006, respectively.  The Company also earned interest income, through the Partnership, $17.8 million and $51.2 million for the years ended December 31, 2007 and 2006, respectively.

Institutional Investments Contracts

On September 12, 2006, the Company entered into a Terms Agreement (the "2006-B Terms Agreement") with its affiliates Sun Life Financial Global Funding III, L.P. (the "Issuer III"), Sun Life Financial Global Funding III, U.L.C. (the "ULC III") and Sun Life Financial Global Funding III, L.L.C. (the "LLC III"), and with Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets (each, an "Initial Purchaser" and collectively, the "2006-B Initial Purchasers"), in connection with the offer and sale by the Issuer III of $750 million of Series 2006-1 Floating Rate Notes due 2013 ("2006-B Notes").  On September 21, 2006, the Company entered into another Terms Agreement (together with the original 2006-B Terms Agreement, the "2006-B Terms Agreements") with the same parties as the original 2006-B Terms Agreement in connection with the offer and sale by the Issuer III of a second tranche of $150 million of 2006-B Notes.  The payment obligations of the Issuer III for the full $900 million of 2006-B Notes are unconditionally guaranteed by the LLC III pursuant to a guarantee (the "2006-B Secured Guarantee") dated as of September 19, 2006, and the obligations of the LLC III under the 2006-B Secured Guarantee are secured by two floating rate funding agreements issued by the Company to the LLC III, one for $750 million issued on September 19, 2006 and another for $150 million issued on September 29, 2006.  On April 7, 2008, the Company issued additional floating rate funding agreement totaling $5.8 million to LLC III. Total interest credited for the funding agreements was $36.5 million, $51.6 million and $14.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The 2006-B Terms Agreements incorporate by reference the provisions of a Purchase Agreement dated as of September 5, 2006 by and among the Issuer III, the ULC III, the LLC III, the Company and all of the 2006-B Initial Purchasers.  Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-B Notes.  In addition, the Company issued a $100 million floating rate demand note payable to the LLC III on September 19, 2006.  The Company expensed $4.0 million, $5.8 million and $1.7 million for interest on this demand note for the years ended December 31, 2008, 2007 and 2006, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts (continued)

On May 17, 2006, the Company entered into a Terms Agreement (the "2006-A Terms Agreement") with its affiliates Sun Life Financial Global Funding II, L.P. (the "Issuer II"), Sun Life Financial Global Funding II, U.L.C. (the "ULC II") and Sun Life Financial Global Funding II, L.L.C. (the "LLC II"), and with Citigroup Global Markets, Inc. ("Citigroup"), Morgan Stanley & Co. Incorporated ("Morgan Stanley"), Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets Corporation (collectively, with Citigroup and Morgan Stanley, the "2006-A Initial Purchasers"), in connection with the offer and sale by the Issuer II of $900 million of Series 2006-1 Floating Rate Notes due 2011 (the "2006-A Notes").  The payment obligations of the Issuer II are unconditionally guaranteed by the LLC II pursuant to a guarantee (the "2006-A Secured Guarantee"), and the obligations of the LLC II under the 2006-A Secured Guarantee are secured by a $900 million floating rate funding agreement issued by the Company to the LLC II.  The 2006-A Terms Agreement incorporates by reference the provisions of a Purchase Agreement dated as of May 15, 2006 by and among the Issuer II, the ULC II, the LLC II, the Company and the 2006-A Initial Purchasers.  Pursuant to these incorporated provisions, the Company has agreed, among other things, to indemnify each 2006 Initial Purchaser against certain securities law liabilities related to the offering of the 2006-A Notes.  On April 7, 2008, the Company issued additional floating rate funding agreement totaling $7.5 million to LLC II. Total interest credited for the funding agreement was $35.7 million, $50.8 million and $30.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On May 24, 2006, the Company also issued a $100 million floating rate demand note payable to the LLC II.  The Company expensed $4.0 million, $5.7 million and $3.4 million for interest on this demand note for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has entered into an interest rate swap agreement with the LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreement to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC") due 2010.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10 million to LLC.  Total interest credited for these funding agreements was $36.6 million, $51.6 million and $49.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.  On June 10, 2005, the Company also issued a $100.0 million floating rate demand note payable to LLC.  For interest on this demand note, the Company expensed $4.0 million, $5.8 million and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts (continued)

The following table lists the details of notes due to affiliates at December 31, 2008:
Payees	Type	Rate	Maturity	Principal	Interest Expense

Sun Life Financial (U.S.) Finance, Inc.	Surplus	8.625%	11/06/2027	$ 250,000	$ 21,563
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	150,000	9,225
Sun Life Financial (U.S.) Finance, Inc.	Surplus	7.250%	12/15/2015	150,000	10,875
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.125%	12/15/2015	7,500	459
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	7,500	461
Structured Asset Repackage Company, 2007- SUNAXXX LLC	Surplus	LIBOR + 0.89%	11/8/2037	1,115,000	46,492
Sun Life (Hungary) Group Financing Limited Company	Promissory	5.710%	06/30/2012	18,000	6
Sun Life Financial Global Funding, L.L.C.	Demand	LIBOR + 0.35%	07/6/2010	100,000	4,055
Sun Life Financial Global Funding II, L.L.C.	Demand	LIBOR + 0.26%	07/6/2011	100,000	3,963
Sun Life Financial Global Funding III, L.L.C.	Demand	LIBOR + 0.35%	10/6/2013	100,000	4,055
				$ 1,998,000	$ 101,154

The following table lists the details of notes due to affiliates at December 31, 2007:

Payees	Type	Rate	Maturity	Principal	Interest Expense

Sun Life Financial (U.S.) Finance, Inc.	Surplus	8.625%	11/06/2027	$ 250,000	$ 21,563
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	150,000	9,225
Sun Life Financial (U.S.) Finance, Inc.	Surplus	7.250%	12/15/2015	150,000	10,875
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.125%	12/15/2015	7,500	459
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	7,500	461
Structured Asset Repackage Company, 2007- SUNAXXX LLC	Surplus	LIBOR + 0.89%	11/8/2037	1,000,000	8,642
Sun Life (Hungary) Group Financing Limited Company	Promissory	5.710%	06/30/2012	80,000	4,568
Sun Life Financial Global Funding I, L.L.C.	Demand	LIBOR + 0.35%	07/6/2010	100,000	5,754
Sun Life Financial Global Funding II, L.L.C.	Demand	LIBOR + 0.26%	07/6/2011	100,000	5,663
Sun Life Financial Global Funding III, L.L.C.	Demand	LIBOR + 0.35%	10/6/2013	100,000	5,754
				$ 1,945,000	$ 72,964

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other

The Company and certain of its subsidiaries have administrative services agreements with SLOC which provide that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $9.9 million, $14.2 million and $9.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In accordance with an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $316.7 million, $301.0 million and $212.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. ("SLISC"), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement amounted to approximately $17.6 million, $16.9 million and $10.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited ("SLISIL"), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $24.3 million, $26.0 million and $19.6 million for the years ended December 31, 2008, 2007 and 2006, respectively

The Company has an administrative services agreement with SLC - U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement amounted to approximately $17.2 million, $22.3 million and $22.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $2.1 million, $1.9 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company paid $18.6 million, $15.9 million and $14.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, in investment management services fees to SCA.

Effective November 7, 2007, Independent Financial Marketing Group, Inc. (“IFMG”) was sold by the Parent and is no longer an affiliate of the Company.  For that period of time in 2007 during which it was still affiliated, the Company paid $22.6 million in commission fees to IFMG. The Company did not pay commission fees to IFMG in 2008. During the year ended December 31, 2006, the Company paid $20.1 million in commission fees to IFMG.

During the years ended December 31, 2008, 2007 and 2006, the Company paid $23.7 million, $31.3 million and $24.3 million, respectively, in distribution fees to Sun Life Financial Distributors, Inc. (“SLFD”), an affiliate.  The Company also had an agreement with SLFD and the Parent whereby the Parent provided expense reimbursements to the Company for administrative services provided by the Company to SLFD.  Related to this agreement, the Company received reimbursement of $0.6 million and $3.2 million for the years ended December 31, 2007 and 2006, respectively.  This agreement was terminated on March 2, 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (continued)

Administrative service agreements, rent and other (continued)

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to approximately $10.6 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.  Rental income is reported as a component of net investment income.

During the year ended December 31, 2008, the Company sold mortgages to SLOC with a book value of $150.2 million and a market value of $150.2 million.

During the year ended December 31, 2008, the Company sold certain limited partnership investments to SLOC with a book value and market value of $87.2 million.

The Company records a tax benefit through paid-in-capital for SLF stock options issued to employees of the Company. Related to these stock options, the Company recorded tax benefits of approximately $0.8 million, $3.0 and $4.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with its indirect parent, SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses of $5.9 million, $4.4 million and $7.3 million relating to RSUs for the years ended December 31, 2008, 2007 and 2006, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of fixed maturities at December 31, 2008, was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale fixed maturities:	Cost	Gains	Losses	Value
Collateralized Mortgage Obligations	$ 22,504	$ 94	$ (4,489)	$ 18,109
Mortgage Backed Securities	40,107	1,060	(17)	41,150
Foreign Government & Agency Securities	509	-	(37)	472
U.S. Treasury & Agency Securities	61,824	13,262	(105)	74,981
Total non-corporate	124,944	14,416	(4,648)	134,712

Corporate securities:
Basic Industry	11,619	-	(3,062)	8,557
Capital Goods	29,853	317	(7,137)	23,033
Communications	111,380	1,724	(7,820)	105,284
Consumer Cyclical	62,112	1,160	(11,769)	51,503
Consumer Noncyclical	44,947	571	(1,845)	43,673
Energy	47,968	257	(8,200)	40,025
Finance	254,505	302	(67,240)	187,567
Technology	4,485	-	(624)	3,861
Transportation	6,861	4	(1,585)	5,280
Utilities	84,187	140	(13,802)	70,525
Total Corporate	657,917	4,475	(123,084)	539,308

Total available-for-sale fixed maturities	$ 782,861	$ 18,891	$ (127,732)	$ 674,020

	Amortized	Gross	Gross	Fair
Trading fixed maturities:	Cost	Gains	Losses	Value
Asset Backed Securities	$ 796,032	$ 4,357	$ (294,557)	$ 505,832
Collateralized Mortgage Obligations	2,627,715	8,543	(1,141,245)	1,495,013
Mortgage Backed Securities	213,175	4,579	(325)	217,429
Foreign Government & Agency Securities	110,991	1,972	(3,788)	109,175
U.S. Treasury & Agency Securities	484,910	36,528	(18,332)	503,106
Total non-corporate	4,232,823	55,979	(1,458,247)	2,830,555

Corporate securities:
Basic Industry	201,573	67	(31,623)	170,017
Capital Goods	461,583	2,477	(71,733)	392,327
Communications	1,642,250	4,730	(165,902)	1,481,078
Consumer Cyclical	1,189,335	7,776	(250,384)	946,727
Consumer Noncyclical	496,392	2,036	(25,794)	472,634
Energy	430,413	810	(40,710)	390,513
Finance	4,188,983	2,773	(976,868)	3,214,888
Industrial Other	250,656	1,390	(9,647)	242,399
Municipals	610	-	(82)	528
Technology	88,573	-	(16,016)	72,557
Transportation	246,398	5,552	(24,662)	227,288
Utilities	1,479,840	11,365	(170,570)	1,320,635
Total Corporate	10,676,606	38,976	(1,783,991)	8,931,591

Total trading fixed maturities	$ 14,909,429	$ 94,955	$ (3,242,238)	$ 11,762,146

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

Fixed Maturities (continued)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006
4. INVESTMENTS (CONTINUED)

Fixed Maturities (continued)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments are shown below.  Actual maturities may differ from contractual maturities on ABS and MBS because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 476	$ 439
Due after one year through five years	59,496	52,545
Due after five years through ten years	87,028	70,484
Due after ten years	573,250	491,293
Subtotal – Maturities available-for-sale	720,250	614,761
ABS, CMO and MBS securities	62,611	59,259
Total Available-for-sale	$ 782,861	$ 674,020

Maturities of trading fixed securities:
Due in one year or less	$ 409,847	$ 383,929
Due after one year through five years	5,571,645	4,812,789
Due after five years through ten years	3,098,890	2,531,157
Due after ten years	2,192,125	1,815,997
Subtotal – Maturities of trading	11,272,507	9,543,872
ABS, CMO and MBS securities	3,636,922	2,218,274
Total Trading	$ 14,909,429	$ 11,762,146

Gross gains of $17.8 million, $52.8 million and $39.5 million and gross losses of $321.9 million, $52.3 million and $92.3 million were realized on the sale of fixed maturities for the years ended December 31, 2008, 2007 and 2006, respectively.

Fixed maturities with an amortized cost of approximately $12.4 million and $12.0 million at December 31, 2008 and 2007, respectively, were on deposit with federal and state governmental authorities as required by law.

As of December 31, 2008 and 2007, 94.6% and 96.0%, respectively, of the Company's fixed maturity securities were investment grade.  Investment grade securities are those that are rated "BBB" or better by nationally recognized statistical rating organizations.  During 2008, 2007 and 2006, the Company incurred realized losses totaling $41.9 million, $68.1 million and $6.3 million, respectively, for other-than-temporary impairment of value of its available-for-sale fixed maturity securities.

The Company had outstanding commitments with respect to funding of limited partnerships of approximately $18.2 million and $34.9 million at December 31, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES

At December 31, 2008, the Company held $18.1 billion in invested assets and cash.  Of this balance, $12.4 billion was invested in fixed-maturity securities designated as either available-for-sale ($674.0 million) or trading ($11.8 billion).  Of the $674.0 million of available-for-sale fixed maturities, securities with a fair value of $462.2 million were in an unrealized loss position totaling $127.7 million.  At December 31, 2008, 30 % of securities in an unrealized loss position, based on fair value, were securities with fair-value-to-amortized-cost percentages of greater than or equal to 90%.  The total unrealized loss position for such securities was $6.1 million.

In the available-for-sale fixed maturity portfolio, securities with a fair value of $34.1 million, representing 0.19 % of the total invested asset balance, were comprised of below-investment-grade or not-rated securities.  Of the securities that were below-investment-grade or not-rated at December 31, 2008, securities with a fair value of $23.1 million, representing 0.13% of the total invested asset balance, were in an unrealized loss position that totaled $3.1 million.  At December 31, 2008, 73 % of these securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.

The Company’s portfolio monitoring process is designed to identify securities that may be other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from the investment and accounting functions that meets at least quarterly to review individual issues or issuers that may be of concern.  The process involves a quarterly screening of all impaired securities, with particular attention paid to identify those securities whose fair value to amortized cost percentages have been less than 80% for an extended period of time.  Additionally, the Company screens all sales transactions which generated realized losses in excess of $1.5 million and 10% of amortized cost in order to identify identical securities or issuers which the Company continues to hold.  Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial position  and its near term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

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

“Impaired List”- Management has concluded that the fair value will not increase enough to recover the Company’s amortized cost and an other-than-temporary-impairment charge is recorded to income or the security is sold and a realized loss is recorded as a charge to income.  Other-than-temporary impairments are classified as either credit-related or interest-related.  The Company categorizes other-than-temporary impairments as credit-related if there are current fundamental credit concerns regarding the issuers’ ability to pay all principal and interest amounts due, according to the contractual terms of the security.  The Company characterizes other-than-temporary impairments as interest-related if the depression in fair value of the security was due to changes in interest or general credit spread widening and the Company has determined it no longer has the intent or ability to hold a security until recovery to amortized cost.  For the year ended December 31, 2008, other-than-temporary impairments on available-for-sale fixed maturities of $41.9 million were recorded as a charge to income.  The $41.9 million realized losses for other-than-temporary impairments for the year ended December 31, 2008 were credit-related.  Of the $68.1 million realized losses for other-than-temporary impairments for the year ended December 31, 2007, $52.0 million was credit-related and $16.1 million was interest-related.  The $6.3 million realized loss for other-than-temporary impairments for the year ended December 31, 2006, was credit-related.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

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

The Company discontinues accruing income on all of its holdings for issuers that are in default.  Investment income would have increased by $4.6 million for the year ended December 31, 2008, if these holdings were performed.  Accrued income was not materially impacted by the termination of accrual accounting on these holdings for the years ended December 31, 2007 and 2006.  As of December 31, 2008, the fair market value of holdings for issuers in default was $17.9 million.  As of December 31, 2007 and 2006, the Company did not have any holding for issuers that were in default.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that the individual securities had been in an unrealized loss position at December 31, 2008.

	Less Than Twelve Months		Twelve Months Or More		Total

Corporate Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic Industry	$ 5,008	$ (1,231)	$ 3,549	$ (1,831)	$ 8,557	$ (3,062)
Capital Goods	2,337	(55)	11,447	(7,082)	13,783	(7,137)
Communications	65,855	(7,747)	17,237	(73)	83,092	(7,820)
Consumer Cyclical	8,473	(2,139)	28,071	(9,630)	36,544	(11,769)
Consumer Noncyclical	11,799	(341)	11,329	(1,504)	23,128	(1,845)
Energy	21,290	(4,496)	16,469	(3,704)	37,759	(8,200)
Finance	39,132	(11,130)	122,697	(56,110)	161,829	(67,240)
Industrial Other	-	-	-	-	-	-
Technology	3,861	(624)	-	-	3,861	(624)
Transportation	435	(29)	4,709	(1,556)	5,143	(1,585)
Utilities	55,467	(9,638)	10,787	(4,164)	66,254	(13,802)

Total Corporate	213,657	(37,430)	226,295	(85,654)	439,952	(123,084)

Non-Corporate
Asset Backed Securities	-	-	-	-	-	-
Collateralized Mortgage Obligations	2,967	(1,162)	12,739	(3,327)	15,706	(4,489)
Mortgage Backed Securities	1,054	(7)	3,137	(10)	4,191	(17)
U.S. Treasury & Agency Securities	1,855	(105)	-	-	1,855	(105)
Foreign Government & Agency Securities	473	(37)	-	-	472	(37)

Total Non-Corporate	6,349	(1,311)	15,876	(3,337)	22,224	(4,648)

Grand Total	$ 220,006	$ (38,741)	$ 242,171	$ (88,991)	$ 462,176	$ (127,732)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

The following table provides the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturities investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that individual securities have been in an unrealized loss position, at December 31, 2007:

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
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

The following table provides the number of securities of the Company’s available-for-sale fixed maturities investments with gross unrealized losses, which were deemed to be temporarily impaired, at December 31, 2008 (not in thousands):

	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months Or More	Total Number of Securities
Corporate Securities
Basic Industry	6	2	8
Capital Goods	1	6	7
Communications	36	8	44
Consumer Cyclical	7	20	27
Consumer Noncyclical	7	4	11
Energy	12	6	18
Finance	41	73	114
Industrial Other	-	-	-
Technology	4	-	4
Transportation	1	4	5
Utilities	28	10	38

Total Corporate	143	133	276

Non-Corporate
Asset Backed Securities	-	-	-
Collateralized Mortgage Obligations	8	10	18
Foreign Government & Agency Securities	1	-	1
Mortgage Backed Securities	2	6	8
U.S. Treasury & Agency Securities	2	-	2

Total Non-Corporate	13	16	29

Grand Total	156	149	305

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

The following table provides the number of securities of the Company’s available-for-sale fixed maturities investments with gross unrealized losses, which were deemed to be temporarily impaired, at December 31, 2007 (not in thousands):

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

The Company’s available-for-sale fixed maturity gross unrealized loss position decreased $384.1 million as of December 31, 2008, as compared to December 31, 2007.  The change in unrealized losses was primarily due to the adoption of SFAS No. 159, under which the Company elected the FV option for all fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale.  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (continued)

Unrealized Losses (continued)

The sectors in the Company’s portfolio that recognized the largest unrealized losses at December 31, 2008 were financial services, consumer cyclical, and utilities.  As of December 31, 2008, there were 114 securities accounting for unrealized losses of $67.2 million in the Finance sector.   Of these unrealized losses, 99.3% were related to investment grade issues (rated AAA through BBB).

As of December 31, 2008, there were 38 securities accounting for unrealized losses of $13.8 million in the Utility sector.   Of these unrealized losses, 99.03% were related to investment-grade issues (rated AAA through BBB). As of December 31, 2008, there were 27 securities accounting for unrealized losses of $11.8 million in the Consumer Cyclical sector.   Of these unrealized losses, 95.54% were related to investment-grade issues (rated AAA through BBB). All securities held at December 31, 2008 were subject to the Company’s portfolio monitoring process.

The Company has exposure to sub-prime and Alt-A residential mortgage-backed securities.  Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles.  Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime, but do not conform to government sponsored standards.  The combination of these two categories of securities is considered below prime.  The Company is not an originator of residential mortgages.  The slowing U.S. housing market and relaxed underwriting standards of some originators of below-prime loans have recently led to higher delinquency and loss rates especially within the 2006 and 2007 vintage years.  Ninety-two percent of these below-prime investments, based upon fair value, held by the Company were either issued before 2006 or have an AAA rating.  At December 31, 2008, the Company had exposure to residential sub-prime and Alt-a mortgages of $165.5 million and $116.9 million, respectively, representing approximately 1.6% of the Company's total invested assets.

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

Realized Losses

During the year ended December 31, 2008, the Company did not record any realized losses related to the sale of available-for-sale securities that were in an unrealized loss position.  During the year ended December 31, 2007, the Company recorded $47.3 million realized losses related to the sale of available-for-sale fixed maturity securities that were in an unrealized loss position.

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

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (continued)

The carrying value of mortgage loans and real estate investments, net of applicable reserves and accumulated depreciation, was as follows:

	December 31,
	2008	2007

Total mortgage loans	$ 2,083,003	$ 2,318,341

Real estate:
Held for production of income	201,470	201,777
Total real estate	$ 201,470	$ 201,777

Total mortgage loans and real estate	$ 2,284,473	$ 2,520,118

Accumulated depreciation on real estate was $36.7 million and $31.8 million at December 31, 2008 and 2007, respectively.

The Company monitors the condition of the mortgage loans in its portfolio.  In those cases where mortgages have been restructured, appropriate allowances for losses have been made.  The Company has recognized impairment on mortgage loans totaling $3.0 million and $3.3 million at December 31, 2008 and 2007, respectively.

Activity for the investment valuation allowances was as follows:

	Balance at			Balance at
	January 1,	Additions	Subtractions	December 31,
2008
Mortgage loans	$ 3,288	$ 3,000	$ (3,288)	$ 3,000

2007
Mortgage loans	$ 3,928	$ -	$ (640)	$ 3,288

Mortgage loans and real estate investments comprise the following property types and geographic regions at December 31:

	2008	2007
Property Type:
Office building	$ 763,405	$ 820,803
Residential	198	369
Retail	923,592	1,067,483
Industrial/warehouse	262,436	306,769
Apartment	106,362	109,919
Other	231,480	218,063
Valuation allowances	(3,000)	(3,288)
Total	$ 2,284,473	$ 2,520,118

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (continued)

	2008	2007
Geographic region:

Alabama	$ 9,049	$ 9,387
Alaska	5,873	6,000
Arizona	4,349	449
Arkansas	55,987	59,024
California	124,004	132,829
Colorado	36,521	39,276
Connecticut	12,599	13,133
Delaware	7,029	7,188
Florida	229,681	269,254
Georgia	62,418	68,371
Idaho	3,832	3,885
Illinois	49,635	47,521
Indiana	32,082	32,584
Iowa	1,469	325
Kansas	7,620	7,853
Kentucky	28,038	29,396
Louisiana	36,426	38,470
Maine	1,090	13,425
Maryland	52,202	72,659
Massachusetts	120,059	139,203
Michigan	19,789	20,649
Minnesota	41,013	41,909
Mississippi	3,836	3,959
Missouri	61,293	64,624
Montana	3,112	30,843
Nebraska	12,937	13,457
Nevada	6,665	5,987
New Hampshire	649	762
New Jersey	35,964	37,952
New Mexico	13,310	13,787
New York	328,439	345,887
North Carolina	37,620	39,453
North Dakota	1,678	1,920
Ohio	145,192	148,743
Oklahoma	8,180	8,811
Oregon	31,261	33,852
Pennsylvania	118,744	132,665
South Carolina	32,318	33,334
South Dakota	921	949
Tennessee	37,845	39,405
Texas	340,082	348,817
Utah	24,363	27,088
Virginia	12,926	14,070
Washington	56,547	76,767
West Virginia	4,576	4,730
Wisconsin	3,942	17,785
All other	24,308	24,969
Valuation allowances	(3,000)	(3,288)
Total	$ 2,284,473	$ 2,520,118

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (continued)

At December 31, 2008, scheduled mortgage loan maturities were as follows:

2009	$ 33,474
2010	34,454
2011	124,344
2012	75,628
2013	129,595
Thereafter	1,685,508
Total	$ 2,083,003

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced.

The Company has made funding commitments of mortgage loans on real estate and other loans into the future. The outstanding funding commitments for these mortgages amount to $2.0 million and $17.8 million at December 31, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

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

As of December 31, 2008 and 2007, the fair value of the loaned securities was approximately $175.0 million and $536.4 million, respectively, and was included in fixed maturities, available-for-sale, and cash and cash equivalents in the Company’s consolidated balance sheets.  The Company had accepted cash collateral relating to the securities lending program in the amount of $183.5 million and $533.5 million as of December 31, 2008 and 2007, respectively, all of which was re-invested in certain cash instruments and other available-for-sale securities.  The Company records the collateral investments at fair value in the consolidated balance sheets in other invested assets and changes in the fair value of the available-for-sale securities are recorded in other comprehensive income.  The fair value of the collateral investments at December 31, 2008 and 2007 was $179.9 million and $517.7 million, respectively.

The Company earns income from the reinvestment of the cash collateral.  The Company recorded before-tax income from securities lending transactions, net of lending fees, of $2.6 million, $2.2 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, which was included in net investment income.

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

The Company's net investment in the leveraged lease is composed of the following elements:

	Year ended December 31,
	2008	2007
Lease contract receivable	$ 7,042	$ 12,836
Less: non-recourse debt	-	-
Net Receivable	7,042	12,836
Estimated value of leased assets	20,795	20,795
Less: unearned and deferred income	(2,373)	(4,304)
Investment in leveraged leases	25,464	29,327
Less: fees	(37)	(87)
Net investment in leveraged leases	$ 25,427	$ 29,240

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

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

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements.  Interest rate swap agreements are agreements to exchange with a counter-party interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) as an economic hedge against interest rate changes. No cash is exchanged at the outset of the contract and no principal payments are made by either party.  A single net payment is usually made by one counter-party at each interest payment date. The net payment is recorded as a component of derivative income. Because the underlying principal is not exchanged, the Company's maximum exposure to counter-party credit risk is the difference in payments exchanged.  The fair value of swap agreements is included with derivative instruments - receivable or derivative instruments - payable in the accompanying balance sheet.

The Company utilizes payer swaptions to hedge exposure to interest rate risk.  Swaptions give the buyer the option to enter into an interest rate swap per the terms of the original swaption agreement.  A premium is paid on settlement date and no further cash transactions occur until the positions expire.  At expiration, the swaption either cash settles for value, settles into an interest rate swap, or expires worthless per the terms of the original swaption agreement. Swaptions are carried at fair value which is included in derivative instruments - receivable in the accompanying balance sheet and the change in value is offset to derivative income.

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

On September 6, 2006 the Company entered into an agreement with the CARS Trust.  Through this agreement, the Company purchased a funded note, which is referenced through a credit default swap to the credit performance of a portfolio of corporate reference entities.  The Company entered into this credit structure for yield enhancement.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FIN 46(R).  As a result of the consolidation, the Company has recorded in its balance sheet a credit default swap held by the CARS Trust.   At issue, the swap had a seven year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement.  At December 31, 2008, the CARS Trust has not had to make any payments under the terms of the swap as the sum of all credit events has not exceeded the threshold amount.  At December 31, 2008 the fair value of the credit default swap is $(42.1) million.  Under the terms of the credit derivative, the maximum future payments the CARS Trust could be required to make is $55.0 million.  In the event the trust was required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  As of December 31, 2008, the fair value of the assets held as collateral by the CARS Trust was $42.3 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

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

Included in derivative income are gains (losses) on the translation of foreign currency denominated GIC liabilities of $167.7 million, $45.5 million and $(90.2) million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company does not employ hedge accounting.  The Company believes that its derivatives provide economic hedges and the cost of formally documenting hedge effectiveness in accordance with the provisions of SFAS No.133 is not justified.  As a result, all changes in the fair value of derivatives are recorded in the current period operations as a component of derivative income.

Net derivative (loss) income for the years ended December 31 consisted of the following:
	2008	2007	2006
Net (expense) income on swap agreements	$(54,513)	$6,943	$(7,749)
Change in fair value of swap agreements (interest rate, currency, and equity)	(613,961)	(255,727)	8,392
Change in fair value of options, futures and embedded derivatives	(203,070)	55,660	8,446
Total derivative (losses) income	$(871,544)	$(193,124)	$9,089

The Company is required to pledge and receive collateral for open derivative contracts.  The amount of collateral required is determined by agreed upon thresholds with the counterparties.  The Company currently pledges cash and U.S. Treasury bonds to satisfy this collateral requirement.  At December 31, 2008 and 2007, $400.7 million and $132.9 million, respectively, of fixed maturities were pledged as collateral and are included with fixed maturities.

The Company’s underlying notional or principal amounts associated with open derivatives positions and the fair value of the (liability) asset were as follows for the years ended December 31:

	2008
	Notional	Fair Value
	Principal	(Liability)
	Amounts	Asset

Interest rate swaps	$14,036,100	$(881,867)
Currency swaps	408,773	50,554
Credit default swaps	55,000	(42,067)
Equity swaps	5,400	2,668
Currency forwards	-	-
Futures	1,991,840	(22,819)
Swaptions	1,150,000	1,863
S&P 500 index call options	1,166,148	17,125
S&P 500 index put options	591,385	107,305

Total	$19,404,646	$(767,238)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

4. INVESTMENTS (CONTINUED)

DERIVATIVES (continued)

	2007
	Notional	Fair Value
	Principal	Asset
	Amounts	(Liability)

Interest rate swaps	$11,423,788	$(310,616)
Currency swaps	452,533	174,311
Credit default swaps	55,000	(6,915)
Equity swaps	71,656	19,361
Currency forwards	45	-
Futures	2,099,368	608
Swaptions	500,000	14
S&P 500 index call options	2,619,948	250,311
S&P 500 index put options	646,640	35,547

Total	$17,868,978	$162,621

5. FAIR VALUE MEASUREMENT

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

In compliance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Please refer to Note 8 regarding the valuation techniques utilized by the Company to measure the fair values included herein.  There were no changes to these techniques during the year ended December 31, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

5. FAIR VALUE MEASUREMENT (CONTINUED)

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

a)	Quoted prices for similar assets or liabilities in active markets

b)	Quoted prices for identical or similar assets or liabilities in non-active markets

c)	Inputs other than quoted market prices that are observable

d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means

The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith and credit of the Government, municipal bonds, structured notes and certain MBS and ABS, certain corporate debt, certain private equity investments and certain derivates.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

5. FAIR VALUE MEASUREMENT (CONTINUED)

Generally, the types of assets and liabilities utilizing Level 3 valuations are certain MBS and ABS, certain corporate debt, certain private equity investments, certain mutual fund holdings and certain derivatives, including derivatives embedded in annuity contracts and funding agreements.

Fair Value Hierarchy

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$-	$54,793	$4,466	$59,259
Foreign government	-	472	-	472
States and political subdivisions	-	-	-
U.S. Treasury and agency securities	56,478	18,503	-	74,981
Corporate securities	-	531,420	7,888	539,308
Total available-for-sale fixed maturities	56,478	605,188	12,354	674,020

Trading fixed maturities
Asset-backed and mortgage-backed securities	-	1,771,382	462,253	2,233,635
Foreign governments	-	84,615	9,200	93,815
States and political subdivisions	-	528	-	528
U.S. Treasury and agency securities	445,732	57,373	-	503,105
Corporate securities	-	8,796,558	134,505	8,931,063
Total trading fixed maturities	445,732	10,710,456	605,958	11,762,146

Derivative instruments - receivable	-	724,435	2,668	727,103
Other invested assets	36,300	143,645	-	179,945
Cash and cash equivalents	1,624,149	-	-	1,624,149
Total investments and cash	2,162,659	12,183,724	620,980	14,967,363

Other assets
Separate account assets (1) (2)	376,709	18,957,344	801,873	20,135,926

Total assets measured at fair value on a recurring basis	$2,539,368	$31,141,068	$1,422,853	$35,103,289

(1) Pursuant to the conditions set forth in AICPA SOP 03-1, the value of separate account liabilities is set to equal the fair value for separate account assets.

(2) Excludes $395.8 million, primarily related to investment sales receivable, net of investment purchases payable, that are not subject to SFAS No. 157.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$-	$-	$335,612	$335,612
Guaranteed minimum accumulation benefit liability	-	-	358,604	358,604
Derivatives embedded in reinsurance contracts	-	(50,792)	-	(50,792)
Fixed index annuities	-	-	106,619	106,619
Total other policy liabilities	-	(50,792)	800,835	750,043

Derivative instruments – payable	22,818	1,429,457	42,066	1,494,341

Other liabilities
Bank overdrafts	87,534	-	-	87,534

Total liabilities measured at fair value on a recurring basis	$110,352	$1,378,665	$842,901	$2,331,918

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 for the year ended December 31, 2008:

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$ 4,330	(591)	(1,990)	-	2,717	4,466	-
Foreign government	-	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	9,039	583	(4,808)	(1,403)	4,477	7,888	-
Total available-for-sale fixed maturities	13,369	(8)	(6,798)	(1,403)	7,194	12,354	-

Trading fixed maturities
Asset-backed and mortgage-backed securities	1,085,287	(728,122)	-	38,480	66,608	462,253	(627,739)
Foreign governments	63,331	(1,250)	-	-	(52,881)	9,200	-
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,446	(37,157)	-	(2,305)	39,521	134,505	(18,872)
Total trading fixed maturities	1,283,064	(766,529)	-	36,175	53,248	605,958	(646,611)

Derivative instruments – receivable	24,073	2,487	-	(24,255)	363	2,668	2,668
Other invested assets	-	-	-		-	-	-
Cash and cash equivalents	-	-	-		-	-	-
Total investments and cash	1,320,506	(764,050)	(6,798)	10,517	60,805	620,980	(643,943)

Other assets
Separate account assets (1)	1,752,495	(322,652)	-	192,166	(820,136)	801,873	(238,261)

Total assets measured at fair value on a recurring basis	3,073,001	(1,086,702)	(6,798)	202,683	(759,331)	1,422,853	(882,204)

(1)
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2)	Transfer in and/or (out) of level 3 during the year ended December 31, 2008 are primarily attributable to changes in the observability of inputs used to price the securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 for the year ended December 31, 2008:

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	10,151	296,048	-	29,413	-	335,612	297,426
Guaranteed minimum accumulation benefit liability	22,649	313,928	-	22,027	-	358,604	315,548
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	392,017	(263,765)	-	(21,633)	-	106,619	(206,413)
Total other policy liabilities	424,817	346,211	-	29,807	-	800,835	406,561

Derivative instruments – payable	11,627	30,439	-	-	-	42,066	30,440

Total liabilities measured at fair value on a recurring basis	436,444	376,650	-	29,807	-	842,901	437,001

The FV Option

SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  SFAS No. 159 permits the FV option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company adopted SFAS No. 159 as of January 1, 2008.  The Company elected to apply the provisions of SFAS No. 159 for all fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale.  At December 31, 2007 such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion, and are now classified as trading securities.

The Company adopted the FV option to more closely align the changes in the fair values of its derivative instruments, which are reported as a component of net derivative loss in the statement of operations, with the changes in the fair value of its fixed maturity investments, a significant portion of which are now reported as a component of net investment income in the statement of operations, due to the election of the FV option.  The Company does not employ hedge accounting for any of its derivative instruments.  The Company primarily uses interest rate swaps as part of its asset-liability management strategy, which generally experiences changes in fair value due to interest rate changes.  As such, the Company is attempting to mitigate earnings volatility by electing the FV option for a significant portion of its fixed maturity investment portfolio, which is expected to experience inverse movements in fair value related to interest rate changes.  Additionally, this election provides greater accounting consistency with the Parent and SLF, and will make it possible for the Company to employ different investment strategies in the future, whereby portfolio trading will not influence the Company’s accounting.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

5. FAIR VALUE MEASUREMENT (CONTINUED)

The FV Option (continued)

Investment income for both trading and available-for-sale fixed maturities is recognized when earned, including amortization of any premium or accrual of any discount, and the effect of estimated principal repayments, if applicable.  Investment income is reported as a component of net investment income in the statement of operations.

As a result of adoption of SFAS No. 159, the Company recorded an increase to opening accumulated other comprehensive income and a related decrease to opening retained earnings of $88.4 million, related to the unrealized loss on investments, net of DAC, VOBA, policyholder liabilities, and tax effects at January 1, 2008, the date of adoption.

6. NET REALIZED INVESTMENT LOSSES

Net realized investment losses on available-for-sale fixed maturities and other investments consisted of the following for the years ended December 31:

	2008	2007	2006

Fixed maturities	$ 2,162	$ (4,107)	$ (53,120)
Equity securities	-	395	519
Mortgage and other loans	360	780	1,543
Real estate	431	-	-
Other invested assets	175	(32)	(19)
Other-than-temporary impairments	(41,864)	(68,092)	(6,329)
Sales of previously impaired assets	495	10,008	12,895

Net realized investment losses	$ (38,241)	$ (61,048)	$ (44,511)

7. NET INVESTMENT (LOSS) INCOME

Net investment (loss) income by asset class consisted of the following for the years ended December 31:

	2008	2007	2006

Fixed maturities - Interest and other income	$ 930,217	$ 998,246	$ 1,073,114
Fixed maturities - Change in fair value and net realized (losses) gains on trading securities	(3,143,862)	(83,743)	15,608
Mortgages and other loans	134,963	153,228	135,515
Real estate	8,575	9,347	10,460
Policy loans	44,601	43,708	44,516
Assumed under funds withheld reinsurance agreements	295,409	27,477	-
Ceded under funds withheld reinsurance agreements	(63,513)	(78,246)	(96,984)
Other	23,604	44,426	38,858
Gross investment (loss) income	(1,770,006)	1,114,488	1,221,087
Less: Investment expenses	19,829	15,896	15,006
Net investment (loss) income	$ (1,789,835)	$ 1,098,592	$ 1,206,081

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

7. NET INVESTMENT (LOSS) INCOME (CONTINUED)

Investment income on funds withheld reinsurance portfolios is included as a component of net investment income and is accounted for consistent with the policies outlined in Note 1.

The assumed and ceded investment income relates to certain funds withheld reinsurance agreements. The $267.9 million increase in assumed investment income during 2008 as compared to 2007 relates to the funds withheld reinsurance agreement between Sun Life Vermont, a subsidiary of the Company, and SLOC.  This reinsurance agreement was effective during the fourth quarter of 2007.  The $14.7 million decrease in ceded investment income during 2008 as compared to 2007, primarily relates to the funds withheld reinsurance agreement between the Company and SLOC.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 1,624,149	$ 1,624,149	$ 1,169,701	$ 1,169,701
Fixed maturities	12,436,166	12,436,166	15,370,241	15,370,241
Mortgages	2,083,003	2,083,089	2,318,341	2,324,351
Derivative instruments -receivables	727,103	727,103	609,261	605,058
Policy loans	729,407	768,658	712,633	712,633
Other invested assets	179,945	179,945	533,476	533,476
Separate accounts	20,531,724	20,531,724	24,996,603	24,996,603

Financial liabilities:
Contractholder deposit funds and other policy liabilities	14,292,665	13,256,964	15,716,209	14,060,467
Derivative instruments - payables	1,494,341	1,494,341	446,640	442,437
Long-term debt to affiliates	1,998,000	1,998,000	1,945,000	1,945,000
Other liabilities	87,534	87,534	105,154	105,154
Separate accounts	20,531,724	20,531,724	24,996,603	24,996,603

The following methods and assumptions were used by the Company in determining the estimated fair value of its financial instruments:

Interest receivable on the above financial instruments is stated at carrying value which approximates fair value.

Cash and cash equivalents: The carrying value for cash and cash equivalents approximates fair values due to the short-term nature and liquidity of the balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Fixed maturities: The Company determines the fair value of its publicly traded fixed maturities using four primary pricing methods: third-party pricing services, non-binding broker quotes, pricing matrices, and pricing models.  Prices are first sought from third-party pricing services; the remaining unpriced securities are priced using one of the remaining three methods.  Third-party pricing services derive the security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing matrices and models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.  The Company generally does not adjust quotes or prices obtained from brokers or pricing services.

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

For privately placed fixed maturities, fair values are estimated using matrices, which take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately placed fixed maturities are also priced using market prices or broker quotes.

Mortgages: The fair values of mortgage and other loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Derivative instruments, receivables and payables: The fair values of swaps are based on current settlement values, dealer quotes and market prices.  Fair values for options and futures are also based on dealer quotes and market prices.

Policy loans:  The fair value of policy loans is determined by estimating future cash flows, discounted at the current average policy loan rate.

Other invested assets:  This financial instrument primarily consists of certain cash instruments and fixed maturity securitites, which were purchased using cash collateral related to a securities lending program in which the Company participates.  The fair value of the cash instrument is consistent with the method used in calculating the fair value of the cash and cash equivalents, as described above.  The pricing methods used for the fixed maturity securities component of the securities lending is as explained in the fair value of fixed maturities above.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Contractholder deposit funds and other policy liabilities: The fair values of the Company's general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.  The fair values of other deposits with future maturity dates are estimated using discounted cash flows.  The fair values of S&P 500 Index and other equity-linked embedded derivatives are produced using standard derivative valuation techniques.  GMABs or GMWBs are considered to be derivatives under SFAS No. 133 and are included in contractholder deposit funds.  Prior to the adoption of SFAS No. 157, the fair value of the embedded derivatives was calculated stochastically using risk neutral scenarios over a fifty-year projection.  Policyholder assumptions were based on experience studies and industry standards.  Consistent with the provisions of SFAS No. 157, effective January 1, 2008, the Company began incorporating risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.

Long term debt: The fair value of notes payable and other borrowings is based on future cash flow discounted at the stated interest rate, considering all appropriate terms of the related agreements. Due to provisions included in such agreements, whereby the issuer of the notes has the ability to call each note at par with appropriate approvals, the fair value is equal to par value.

Other liabilities:  This financial instrument consists of issued checks and transmitted wires that have not been cashed and processed in the Company’s bank accounts at the end of the reporting period.  The fair value of other liabilities is consistent with the method used in calculating the fair value of the cash and cash equivalents, as described above.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

9. REINSURANCE

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

The effects of the Company’s reinsurance agreement were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Premiums and annuity considerations:
Direct	$ 67,938	$ 62,645	$ 61,713
Assumed	58,961	50,986	-
Ceded	(4,166)	(3,015)	(2,521)
Net premiums and annuity considerations	$ 122,733	$ 110,616	$ 59,192

Policyowner benefits:
Direct	$ 482,737	$ 260,008	$ 197,872
Assumed	95,086	30,430	-
Ceded	(134,306)	(60,953)	(40,902)
Net policyowner benefits:	$ 443,517	$ 229,485	$ 156,970

Commission and expense:
Direct	$ 13,203	$ 5,617	$ 25,175
Assumed	28,490	7,521	-
Ceded	(9,560)	(502)	(200)
Net commission and expense	$ 32,133	$ 12,636	$ 24,975

Interest Credited:
Direct	$ 601,435	$ 693,665	$ 705,943
Assumed	38,834	14,075	8,749
Ceded	(78,643)	(77,917)	(81,287)
Net interest credited	$ 561,626	$ 629,823	$ 633,405

Fee and other income:
Direct	$ 608,066	$ 599,132	$ 477,600
Assumed	114,762	4,495	-
Ceded	(158,075)	(123,723)	(78,978)
Net fee and other income	$ 564,753	$ 479,904	$ 398,622

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

9. REINSURANCE (CONTINUED)

A brief discussion of the Company’s significant reinsurance agreements by business segment follows.  (See Note 17 for additional information on the Company's business segments).

Wealth Management Segment

The Wealth Management Segment manages a closed block of single premium whole life (“SPWL”) insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of SPWL policies in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of approximately $1.6 billion as of December 31, 2008 and 2007.  On December 31, 2003, this entire block of business was reinsured on a funds withheld coinsurance basis with SLOC, an affiliate.

Related to this agreement, the Company held the following assets and liabilities at December 31:

	2008	2007
Assets Reinsurance receivables	$1,560,946	$1,591,315
Other assets	38,998	6,380

Liabilities Contractholder deposit funds and other policy liabilities	1,428,331	1,591,315
Reinsurance payable to an affiliate	1,509,989	1,574,516

The funds withheld assets are comprised of trading bonds and mortgages being managed by the Company.  The significant decline in the value of the funds withheld assets during the year ended December 31, 2008 increased the value of an embedded derivative which has been separated from the host reinsurance contract and recorded at fair value in the Company’s consolidated balance sheet.  The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $130.6 million at December 31, 2008 and resulted in derivative income of $130.6 million for the year ended December 31, 2008.  Reinsurance payable to affiliates includes a funds withheld liability of $1,510.0 million and $1,534.0 million at December 31, 2008 and 2007.

By reinsuring the SPWL policies, the Company reduced net investment income by $60.3 million, $78.2 million and $97.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company also reduced interest credited by $74.8 million, $74.8 million and $76.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.  In addition, the Company increased net investment income, relating to an experience rating refund under the reinsurance agreement with SLOC, by $5.3 million, $8.9 million and $13.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

9. REINSURANCE (CONTINUED)

Individual Protection Segment

The Company has agreements with SLOC and several unrelated companies, which provide for reinsurance of portions of the net-amount-at-risk under certain individual variable universal life, UL, individual private placement variable universal life, bank owned life insurance (“BOLI”), and corporate owned life insurance (“COLI”) policies. These amounts are reinsured on either a monthly renewable or a yearly renewable term basis.  In accordance with these agreements, fee income was reduced by $80.0 million, $21.6 million and $37.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Pursuant to a reinsurance agreement with SLOC that was effective November 8, 2007, Sun Life Vermont will fund AXXX reserves, attributable to certain UL policies sold by SLOC through its United States branch (the "Branch").  Sun Life Vermont is reinsuring, on a coinsurance basis, a 100% quota share of SLOC's risk on the UL policies covered under the reinsurance agreement.  New UL business issued through December 31, 2008 has been reinsured under this agreement.  Sun Life Vermont's obligations will be secured in part through a reinsurance trust and in part on a funds-withheld basis.  On November 8, 2007,pursuant tothereinsurance agreement, Sun Life Vermontrecorded total assets of $576.9 million, including a funds withheld reinsurance receivable of $551.8 million, deferred costs of $22.4 million, and other assets of $2.8 million.  Total liabilities assumed on November 8, 2007 of $576.9 million consisted of $553.7 million in contractholder deposit account value, $20.4 million in future contract and policy benefits, and other liabilities of $2.8 million.  Under the reinsurance agreement, Sun Life Vermont held the following assets and liabilities at December 31:

	2008	2007
Assets Reinsurance receivable for funds withheld	$1,105,722	$626,608
Reinsurance receivable for deferred costs	19,686	22,322

Liabilities Contractholder deposit funds and other policy liabilities	813,387	580,613
Future contract and policy benefits	73,058	23,692
Other liabilities	12,004	33,150

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

9. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Funds withheld assets comprised of trading bonds, mortgages and derivatives, amounting to $1,105.7 million and $626.6 million at December 31, 2008 and 2007, respectively, are being held in a separate trust account for the protection of policyholders and claimants of the Branch.  The Company recorded assumed investment income of $295.4 million and $27.5 million for the years ended December 31, 2008 and 2007, respectively.  The assets of the trust are managed by SLOC with all of the investment returns, net of expenses, inuring to the Company.  The funds withheld asset is reported as reinsurance receivable.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $91.8 million and $3.1 million at December 31, 2008 and 2007, respectively.  Included in derivative income are losses of $88.7 million and $3.1 million for the years ended December 31, 2008 and 2007, respectively, related to the embedded derivative.

In addition, the reinsurance agreement between SLOC and Sun Life Vermont has increased revenues by approximately $321.2 million and $29.7 million for the years ended December 31, 2008 and 2007, respectively, and increased expenses by $134.0 million and $14.1 million for the years ended December 31, 2008 and 2007, respectively.

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves, attributable to certain UL policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  Related to this agreement, SLNY held the following assets and liabilities at December 31:

	2008	2007
Assets Reinsurance receivables	$77,628	$117,293
Other assets	2,676	-

Liabilities Contractholder deposit funds and other policy liabilities	63,210	66,170
Future contract and policy benefits	3,162	3,974
Reinsurance payable to an affiliate	140,832	117,367
Other liabilities	1,057	-

Reinsurance payable to an affiliate includes a funds withheld liability of $89.4 million and $71.6 million at December 31, 2008 and 2007, respectively; and, a deferred gain of $51.4 million and $45.7 million at December 31, 2008 and 2007, respectively.  The funds withheld assets comprised of trading bonds and mortgages being managed by the Company.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $12.0 million at December 31, 2008 and resulted in derivative income of 12.0 million for the year ended December 31, 2008.

In addition, the reinsurance agreement between SLOC and SLNY has decreased revenues by $9.7 million and decreased expenses by $11.5 million for the year ended December 31, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

9. REINSURANCE (CONTINUED)

Group Protection Segment

The Company, through its subsidiary, SLNY, has several agreements with unrelated companies whereby the unrelated companies reinsure the mortality and morbidity risks of certain of the Company’s group contracts.

The Company, through its subsidiary, SLNY, has also an agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At December 31, 2008, SLNY held policyholder liabilities of $32.8 million related to this agreement. In addition, the activities related to the reinsurance agreement have increased revenues by $59.0 million and $51.0 million for the years ended December 31, 2008 and 2007, respectively, and increased expenses by $48.6 million and $34.6 million for the years ended December 31, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

10.  RETIREMENT PLANS

Prior to the December 31, 2008 merger of plans described below, the Company sponsored three non-contributory defined benefit pension plans for its employees and certain affiliated employees.  These plans were the staff qualified pension plan (“staff pension plan”), the agents’ qualified pension plan (“agents’ pension plan”) and the staff nonqualified pension plan (“UBF plan”) (collectively, the “Pension Plans”).  Expenses are allocated to participating companies based in a manner consistent with the allocation of employee compensation expenses.  The Company's funding policies for the staff pension plan is to contribute amounts which at least satisfy the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”).  Most pension plan assets consist of separate accounts of SLOC or other insurance company contracts.

Effective December 31, 2008, the agents’ pension plan was merged into the staff pension plan. The plan merger resulted in a transfer from the agents’ pension plan to the staff pension plan of a projected benefit obligation of $8.8 million and plan assets of $28.3 million. The plan merger did not change the provisions of the agents’ pension plan.

Until the funding requirements for the 2009 plan year under the Pension Protection Act of 2006 are determined in April of 2009, the Company is not expected to make contributions to the staff pension plan in 2009.  The Company will be required to make a contribution for the 2009 plan year by September 2010.

Effective November 7, 2007, IFMG ceased to be an affiliated employer under the staff pension plan, when IFMG was sold by the Parent. As of that date, the staff pension plan was amended to allow IFMG to continue as a participating employer. Effective December 9, 2008 the staff pension plan was amended to eliminate IFMG as a participating employer.

Effective January 1, 2007, the agents’ pension plan was amended for a cost of living adjustment for eligible participants.

The Company sponsors a postretirement benefit plan for its employees and certain affiliated employees providing certain health, dental and life insurance benefits for retired employees and dependents (the “Other Post Retirement Benefit Plan”).  Expenses are allocated to participating companies based on the number of participants.  Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition.  Life insurance benefits are generally set at a fixed amount.

On May 31, 2007, as part of Sun Life Financial’s acquisition of EBG, the Company provided prior service credit under its retiree medical plan to the transferred EBG employees not currently eligible for those benefits under the corresponding Genworth plan.  Additionally, as part of the acquisition, the fair value of the liabilities assumed by the Company included the unfunded accumulated postretirement benefit obligation (“APBO”) attributable to the prior service cost associated with the transferred EBG employees.  The final purchase price was adjusted at May 31, 2007, to settle the unfunded APBO undertaken by the Company.

On September 29, 2006, the FASB issued SFAS No. 158, which requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Company's fiscal year end.  The Company adopted the balance sheet recognition provisions of SFAS No. 158 at December 31, 2006 and adopted the year end measurement date provisions effective January 1, 2008.  The adoption of the year-end measurement date provisions resulted in a net of tax cumulative-effect decrease of $0.3 million to the Company’s January 1, 2008, other comprehensive income (“OCI”).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

10.  RETIREMENT PLANS (CONTINUED)

The following tables set forth the change in the Pension Plans’ and Other Post Retirement Benefit Plan’s projected benefit obligations and assets, as well as information on the plans’ funded status at December 31:

	Pension Plans		Other Post Retirement Benefit Plan
	2008	2007	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 262,757	$ 261,380	$ 52,229	$ 45,852
Effect of eliminating early measurement date	1,982	-	705	-
Service cost	3,520	4,108	1,616	1,234
Interest cost	16,617	15,754	3,332	2,915
Actuarial (gain) loss	(3,424)	(11,210)	(6,729)	213
Benefits paid	(10,550)	(8,577)	(2,266)	(2,979)
Plan amendments	-	1,302	-	-
Federal subsidy	-	-	225	194
Unfunded APBO as a result of EBG acquisition	-	-	-	4,800
Projected benefit obligation at end of year	$ 270,902	$ 262,757	$ 49,112	$ 52,229

	Pension Plans		Other Post Retirement Benefit Plan
	2008	2007	2008	2007
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ 291,824	$ 269,712	$ -	$ -
Effect of eliminating early measurement date	1,981	-	-	-
Employer contributions	-	-	2,266	2,979
Other	350	(262)	-	-
Actual return on plan assets	(88,094)	30,951	-	-
Benefits paid	(10,550)	(8,577)	(2,266)	(2,979)
Fair value of plan assets at end of year	$ 195,511	$ 291,824	$ -	$ -

	Pension Plans		Other Post Retirement Benefit Plan
	2008	2007	2008	2007
Information on the funded status of the plan:
Funded status	$ (75,391)	$ 29,067	$ (49,112)	$ (52,229)
4th quarter contribution	-	(710)	-	532
(Accrued) prepaid benefit cost	$ (75,391)	$ 28,357	$ (49,112)	$ (51,697)

The accumulated benefit obligation for the Pension Plans at December 31, 2008 and 2007 was $263.1 million and $253.6 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

10.  RETIREMENT PLANS (CONTINUED)

The Pension Plans were underfunded at December 31, 2008.  For the year ended December 31, 2007, the UBF plan was underfunded. The following table provides information on the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	Pension Plans	Pension Plans
	2008	2007
Projected benefit obligations	$ 270,902	$ 27,277
Accumulated benefit obligation	263,142	25,138
Plan assets	195,511	-

The staff pension plan and agent’s pension plan were overfunded at December 31, 2007.

Amounts recognized in the Company’s consolidated balance sheets for the Pension Plans and Other Post Retirement Benefit Plan consist of the following, as of December 31:

	Pension Plans		Other Post Retirement Benefit Plan
	2008	2007	2008	2007
Other assets	$ -	$ 59,423	$ -	$ -
Other liabilities	(75,391)	(31,066)	(49,112)	(51,697)
	$ (75,391)	$ 28,357	$ (49,112)	$ (51,697)

Amounts recognized in the Company’s AOCI consist of the following:

	Pension Plans		Other Post Retirement Benefit Plan
	2008	2007	2008	2007
Net actuarial loss (gain)	$ 86,528	$ (22,103)	$ 5,563	$ 13,437
Prior service cost	4,109	4,529	(3,890)	(4,551)
Transition asset	(3,589)	(6,206)	-	-
	$ 87,048	$ (23,780)	$ 1,673	$ 8,886

The following table sets forth the effect on retained earnings and AOCI of eliminating the early measurement date:

	Pension Plans 2008	Other Post Retirement Benefit Plan 2008
Retained earnings	$ (1,346)	$ 1,334

Amounts amortized from AOCI:
Amortization of actuarial loss (gain)	$ 198	$ (229)
Amortization of prior service (cost) credit	(83)	132
Amortization of transition asset	524	-
Total amortization from AOCI	$ 639	$ (97)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

10.  RETIREMENT PLANS (CONTINUED)

The following table sets forth the components of the net periodic benefit cost and the Company’s share of net periodic benefit costs related to the Pension Plans and Other Post Retirement Benefit Plan for the years ended December 31:

	Pension Plans			Other Post Retirement Benefit Plan
	2008	2007	2006	2008	2007	2006
Components of net periodic (benefit) cost:
Service cost	$ 3,520	$ 4,108	$ 6,024	$ 1,616	$ 1,234	$ 1,311
Interest cost	16,617	15,754	15,065	3,332	2,915	2,967
Expected return on plan assets	(22,972)	(21,874)	(21,672)	-	-	-
Amortization of transition obligation asset	(2,093)	(2,093)	(2,093)	-	-	-
Amortization of prior service cost	337	337	266	(529)	(529)	(529)
Recognized net actuarial (gain) loss	(792)	(107)	437	916	912	1,450
Net periodic (benefit) cost	$ (5,383)	$ (3,875)	$ (1,973)	$ 5,335	$ 4,532	$ 5,199

The Company’s share of net periodic (benefit) cost	$ (5,383)	$ (3,875)	$ (1,973)	$ 4,638	$ 3,910	$ 4,501

The following table shows changes in the Company’s AOCI related to the Pension Plans and Other Post Retirement Benefit Plan for the following years:

	Pension Plans			Other Post Retirement Benefit Plan
	2008	2007	2006	2008	2007	2006
Net actuarial loss (gain) arising during the year	$ 107,641	$ (20,287)	$ (1,923)	$ (6,729)	$ 279	$ 14,070
Net actuarial gain (loss) recognized during the year	792	107	-	(916)	(912)	-
Prior service cost arising during the year	-	1,302	3,564	-	-	(5,080)
Prior service cost recognized during the year	(337)	(337)	-	529	529	-
Transition asset recognized during the year	2,093	2,093	-	-	-	-
Transition asset arising during the year	-	-	(8,299)	-	-	-
Change in effect of additional minimum liability	-	-	(2,834)	-	-	-
Total recognized in AOCI	110,189	(17,122)	(9,492)	(7,116)	(104)	8,990
Tax effect	(38,566)	5,993	3,322	2,491	36	(3,147)
Total recognized in AOCI, net of tax	71,623	(11,129)	(6,170)	(4,625)	(68)	5,843

Total recognized in net periodic benefit cost and other comprehensive income, net of tax	$ 66,240	$ (15,004)	$ (8,143)	$ 13	$ 3,842	$ 10,344

The estimated amounts that will be amortized from AOCI into net periodic benefit costs in 2009 are as follows:

	Pension Plans	Other Post Retirement Benefit Plan
Actuarial gain	$ 2,470	$ 379
Prior service cost	337	(529)
Transition asset	(2,093)	-
Total	$ 714	$ (150)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

10.  RETIREMENT PLANS (CONTINUED)

Assumptions

Weighted average assumptions used to determine benefit obligations for the Pension Plans and Other Post Retirement Benefit Plan were as follows:

	Pension Plans			Other Post Retirement Benefit Plan
	2008	2007	2006	2008	2007	2006
Discount rate	6.5%	6.35%	6.0%	6.5%	6.35%	6.0%
Rate of compensation increase	3.75%	4.0%	4.0%	n/a	n/a	n/a

Weighted average assumptions used to determine net benefit cost for the Pension Plans and Other Post Retirement Benefit Plan were as follows:

	Pension Plans			Other Post Retirement Benefit Plan
	2008	2007	2006	2008	2007	2006
Discount rate	6.35%	6.0%	5.8%	6.35%	6.0%	5.8%
Expected long term return on plan assets	8.0%	8.25%	8.75%	n/a	n/a	n/a
Rate of compensation increase	4.0%	4.0%	4.0%	n/a	n/a	n/a

The Company determines the expected long-term rate of return on plan assets by taking the weighted average return expectations based on the long-term return expectations and investment strategy then adjusted for the impact of rebalancing. The difference between actual and expected returns is recognized as a component of unrecognized gains/losses, which is recognized over the average remaining lifetime of inactive participants or the average remaining service lifetime of active participants in the plan, as provided by accounting standards.

In order to measure the Other Post Retirement Benefit Plan’s obligation for 2008, the Company assumed a 9% annual rate of increase in the per capita cost of covered healthcare benefits.  In addition, medical cost inflation is assumed to be 8.5% in 2009 and assumed to decrease gradually to 5.00% for 2014 and remain at that level thereafter.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one-percentage point change in assumed health care cost trend rates would have the following effect:

	1- Percentage-Point	1- Percentage-Point
	Increase	Decrease
Effect on post retirement benefit obligation	$ 3,608	$ (3,446)
Effect on total of service and interest cost	$ 434	$ (433)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

10.  RETIREMENT PLANS (CONTINUED)

Plan Assets

The asset allocation for the Company’s staff pension plan assets for 2008 measurement and staff pension plan and agents’ plan assets for 2007 measurement, and the target allocation for 2009, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2009	2008	2007
Equity Securities	60%	54%	65%
Debt Securities	25%	30%	26%
Commercial Mortgages	15%	16%	9%
Total	100%	100%	100%

The target allocations were established to reflect the Company’s investment risk posture and to achieve the desired level of return commensurate with the needs of the fund.  The target ranges are based upon a three to five-year time horizon and may be changed as circumstances warrant.

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

The objective of the fund is to maximize the rate of return on assets over the long term. Safety of principal, credit quality and diversification are important considerations. Pursuant with this objective the fund will invest in a diversified portfolio of common stocks and fixed income investments. The fund is permitted to invest in derivative securities as long as the total derivatives exposure does not exceed 20% of the fund’s value.

Cash Flow

The Company does not expect to make contributions to the staff pension plan in 2009. However, the Company will contribute $1.3 million to the UBF plan in 2009.

The Company has estimated the following future benefit payments for the Pension Plans and the future benefit payments and expected federal subsidy for the Other Post Retirement Benefit Plan for the years 2009 through 2018:

		Other Post Retirement Benefit Plan’s
	Pension Plans’ Benefits	Benefits	Expected Federal Subsidy
2009	$ 10,109	$ 3,128	$ 224
2010	10,769	3,275	226
2011	11,594	3,448	227
2012	12,485	3,620	227
2013	13,261	3,831	223
2014 to 2018	80,720	23,054	982

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

10.  RETIREMENT PLANS (CONTINUED)

Savings and Investment Plan

The Company sponsors and participates in a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”) for which substantially all employees of at least age 21 are eligible to participate at date of hire. Under the 401(k) Plan, the Company matches, up to specified amounts, the employees’ contributions to the plan.

On September 21, 2005, the Board of Directors of the Company approved amendments pertaining to the 401(k) Plan including the following:

Effective January 1, 2006, the 401 (k) Plan also includes a retirement investment account that qualifies under Section 401(a) of the Internal Revenue Code (“the RIA”).  The Company contributes a percentage of the participant’s eligible compensation determined under the following chart based on the sum of the participant’s age and service on January 1 of the applicable plan year.

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

For RIA participants who did not become participants in the Other Post Retirement Benefit Plan before January 1, 2006, the Company made a one-time RIA contribution in January 2006 based on their applicable percentage from the first chart above as of January 1, 2006 and their eligible compensation paid during the period beginning on their hire date and ending on December 31, 2005.

The amount of the 2008 employer contributions under the 401(k) Plan for the Company and its affiliates was $22.7 million.  Amounts are allocated to affiliates based on their respective employees’ contributions.  The Company’s portion of the expense was $18.1 million, $16.1 million and $10.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

11. FEDERAL INCOME TAXES

The Company accounts for current and deferred income taxes in the manner prescribed by SFAS No. 109.  A summary of the components of income tax (benefit) expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2008	2007	2006
Income tax (benefit) expense:
Current	$(85,841)	$(108,526)	$(5,792)
Deferred	(773,142)	84,668	4,180

Total income tax benefit	$(858,983)	$(23,858)	$(1,612)

Federal income taxes attributable to the Company’s consolidated operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate at 35%. The Company's effective rate differed from the federal income tax rate as follows:

	2008	2007	2006

Expected federal income tax (benefit) expense	$(1,082,838)	$407	$26,838
Low income housing credit	(4,016)	(5,490)	(6,225)
Separate account dividend received deduction	(18,144)	(11,988)	(13,090)
Prior year adjustments/settlements	(7,279)	932	(8,396)
Valuation allowance	79,963	-	-
Goodwill impairment not deductible	176,885	-	-
FIN 48 adjustments/settlements	(932)	(6,375)	-
Other items	(2,628)	(1,775)	(844)

Federal income tax benefit	(858,989)	(24,289)	(1,717)
State income tax expense	6	431	105

Total income tax benefit	$(858,983)	$(23,858)	$(1,612)

The net deferred tax asset represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's net deferred tax asset as of December 31 were as follows:

	2008	2007
Deferred tax assets:
Actuarial liabilities	$194,253	$110,617
Net operating loss	98,958	-
Investments, net	1,331,665	230,416
Other	80,233	-
	1,705,109	341,033
Valuation allowance	(79,963)	-
Total deferred tax assets	1,625,146	341,033

Deferred tax liabilities:
Deferred policy acquisition costs	(768,301)	(322,461)
Other	-	(2,627)
Total deferred tax liabilities	(768,301)	(325,088)

Net deferred tax asset	$856,845	$15,945

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

11. FEDERAL INCOME TAXES (CONTINUED)

The Company’s net deferred tax asset of $856.8 million at December 31, 2008 is comprised of gross deferred tax assets, gross deferred tax liabilities and a valuation allowance.  The gross deferred tax assets are primarily related to realized and unrealized investment security losses, actuarial liabilities, as well as a current period net operating loss (“NOL”) which, if unutilized, will expire in 2023.

The Company recorded a valuation allowance of $79.9 million in the statement of operations relating to the tax benefits associated with realized investment impairment losses recorded during the third and fourth quarter of 2008.  Management has determined that it is not more likely than not that the losses will be utilized either against prior year capital gains or through the generation of future capital gains within the applicable carry-forward period.

The Company believes that it is more likely than not that the deferred tax assets related to the remaining unrealized investment losses will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of value, whereby a capital loss will not be realized for tax purposes.  Based on the sufficient positive evidence available, specifically existing taxable temporary differences that will reverse in future periods and projected future taxable income, the Company also believes that it is more likely than not that the deferred tax assets for the NOL, tax reserves and other items will be realized.

The Company adopted FIN 48 on January 1, 2007.  FIN 48 establishes a comprehensive reporting model which addresses how a business entity should recognize, measure, present and disclose uncertain tax positions that the entity has taken or plans to take on a tax return.

As a result of the implementation of FIN 48, the Company recognized a decrease of $5.2 million in the liability for UTBs and related net interest, which was accounted for as an increase to its January 1, 2007 balance of retained earnings.  The liability for UTBs related to permanent and temporary tax adjustments, exclusive of interest, was $50.7 million and $63.0 million at December 31, 2008 and December 31, 2007, respectively.  Of the $50.7 million, $6.7 million represents the amount of UTBs that, if recognized, would favorably affect the Company’s effective income tax rate in future periods, exclusive of any related interest.  In addition, consistent with the provisions of FIN 48, the Company reclassified $78.3 million of income taxes from deferred tax liabilities to accrued expenses and taxes at December 31, 2008.

The net (decrease) increase in the tax liability for UTBs of $(12.4) million and $8.9 million in the years ended December 31, 2008 and 2007, respectively, resulted from the following:

	2008	2007
Balance at January 1	$63,043	$54,086
Gross increases related to tax positions in prior years	111,473	20,717
Gross decreases related to tax positions in prior years	(90,772)	(11,760)
Gross increases related to tax positions in current year	-	-
Settlements	(33,065)	-
Close of tax examinations/statutes of limitations	-	-

Balance at December 31	$50,679	$63,043

The Company has elected on a prospective basis, with the adoption of FIN 48, to recognize interest and penalties accrued related to UTBs in interest expense.  During the year ended December 31, 2008 and 2007, the Company recognized $3.4 million and $2.0 million, respectively, in gross interest related to UTBs.  The Company did not accrue any penalties.

While the Company expects the amount of unrecognized tax liabilities to change in the next twelve months, it does not expect the change to have a significant impact on its results of operations or financial position.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

11. FEDERAL INCOME TAXES (CONTINUED)

The Company files federal income tax returns and income tax returns in various state and local jurisdictions.  With few exceptions, the Company is no longer subject to examinations by the tax authorities in these jurisdictions for tax years before 2001.  In August 2006, the IRS issued a Revenue Agent’s Report for the Company’s 2001 and 2002 tax years.  The Company is currently at the Appeals Division of the IRS ("Appeals") with respect to that two-year audit cycle.  In the first quarter of 2007, the IRS commenced an examination of the Company’s U.S. federal income tax returns for the tax years 2003 and 2004. In October 2008, the IRS issued a Revenue Agent’s Report for the Company’s tax years 2003 and 2004. The Company filed a protest and expects that it will be assigned to Appeals in 2009.  While the final outcome of the appeal and ongoing tax examinations is not determinable, the Company has adequate liabilities accrued as prescribed by FIN 48 and does not believe that any adjustments would be material to its financial position.

The Company will file a consolidated return with SLC -U.S. Ops Holdings for the year ended December 31, 2008 as the Company did for the years ended December 31, 2007 and 2006. The Company’s subsidiaries, INDY and Sun Life Vermont were included as part of the consolidation for the year ended December 31, 2007.  For the year ended December 31, 2007 and 2006, SLNY filed stand-alone federal income tax returns.  INDY filed a stand-alone federal income tax return for the year ended December 31, 2006.

The Company makes or receives payments under certain tax sharing agreements with SLC – U.S. Ops Holdings.  Under these agreements, such payments are determined based on the Company’s stand-alone taxable income (as if it were filing as a separate company) and based upon the SLC - U.S. Ops Holdings’ consolidated group’s overall taxable position.  Sun Life Vermont is subject to an adjustment in the amount payable or receivable under its Tax Allocation Agreement to the extent of a subsequent change in its stand-alone taxable income.  Sun Life Vermont is not required to pay SLC – U.S. Ops Holdings for changes in the consolidated federal tax liability that may result from changes in the timing of the utilization of Sun Life Vermont’s losses in the consolidated federal tax return.  The Company received income tax refunds of $113.2 million and $16.2 million in 2008 and 2007, respectively, and made income tax payments of $22.7 million in 2006.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

12.  LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses, which is related to the Company’s group life, group disability insurance, group dental and stop loss products is summarized below:

	2008	2007

Balance at January 1	$74,878	$ 36,689
Less reinsurance recoverable	(5,921)	(5,906)
Net balance at January 1	68,957	30,783
Incurred related to:
Current year	79,725	96,377
Prior years	(6,557)	(1,805)
Total incurred	73,168	94,572
Paid losses related to:
Current year	(53,615)	(47,531)
Prior years	(22,541)	(8,867)
Total paid	(76,156)	(56,398)

Balance at December 31	71,316	74,878
Less reinsurance recoverable	(5,347)	(5,921)

Net balance at December 31	$ 65,969	$ 68,957

The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustment expenses as new information becomes available and events occur which may impact the resolution of unsettled claims.  Changes in prior estimates are recorded in results of operations in the year such changes are made.

As a result of changes in estimates of insured events in prior years, the liability for unpaid claims and claims adjustment expense decreased by $6.6 million and $1.8 million in 2008 and 2007, respectively.  The favorable development experienced in both years was driven mainly by better than expected loss experience in group life.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

13.  LIABILITIES FOR CONTRACT GUARANTEES

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2008:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 12,627,787	$ 4,398,559	66.7
Minimum Income	$ 189,863	$ 130,177	60.8
Minimum Accumulation or Withdrawal	$ 4,961,237	$ 857,764	63.0

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2007:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 17,771,546	$ 1,318,150	66.4
Minimum Income	$ 343,853	$ 43,233	60.3
Minimum Accumulation or Withdrawal	$ 5,321,780	$ 4,204	62.4

1 Net amount at risk represents the difference between guaranteed benefits and account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

13.  LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserve for the GMDBs and GMIBs for the year ended December 31, 2008:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2008	$ 39,673	$ 4,817	$ 44,490

Benefit Ratio Change / Assumption Changes	193,678	15,867	209,545
Incurred guaranteed benefits	19,072	906	19,978
Paid guaranteed benefits	(58,226)	(3,244)	(61,470)
Interest	7,451	427	7,878

Balance at December 31, 2008	$ 201,648	$ 18,773	$ 220,421

The following roll-forward summarizes the change in reserve for the GMDBs and GMIBs for the year ended December 31, 2007:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2007	$ 39,923	$ 1,448	$ 41,371

Benefit Ratio Change / Assumption Changes	3,016	9,206	12,222
Incurred guaranteed benefits	24,841	704	25,545
Paid guaranteed benefits	(30,158)	(6,613)	(36,771)
Interest	2,051	72	2,123

Balance at December 31, 2007	$ 39,673	$ 4,817	$ 44,490

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

13.  LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

Guaranteed minimum accumulation benefits (“GMABs”) and withdrawal benefits (“GMWBs”) are considered to be derivatives under SFAS No. 133 and are recorded at fair value through earnings. Prior to the adoption of SFAS No. 157, the fair value of the embedded derivatives was calculated stochastically using risk neutral scenarios over a fifty-year projection.  Policyholder assumptions were based on experience studies and industry standards.  Consistent with the provisions of SFAS No. 157, effective January 1, 2008, the Company began incorporating the following unobservable inputs in its calculation of the embedded derivatives:

Actively-Managed Volatility Adjustments - This component incorporates the basis differential between the observable implied volatilities for each index and the actively-managed funds underlying the variable annuity product.  The adjustment is based on historical actively-managed fund volatilities and historical weighted-average index volatilities.

Credit Standing Adjustment - This component makes an adjustment that market participants would make to reflect the non-performance risk associated with the embedded derivatives.  The adjustment is based on the published credit spread for insurance companies with a rating equal to the rating of the Company.

Behavior Risk Margin - This component adds a margin that market participants would require for the risk that the Company's best estimate policyholder behavior assumptions could differ from actual experience.  This risk margin is determined by taking the difference between the fair value based on adverse policyholder behavior assumptions and the fair value based on best estimate policyholder behavior assumptions, using assumptions the Company believes market participants would use in developing risk margins.

The net balance of GMABs and GMWBs constituted a liability in the amount of $694.2 million and $37.4 million at December 31, 2008 and 2007, respectively.

14. DEFERRED POLICY ACQUISITION COSTS

The changes in DAC for the years ended December 31 were as follows:

	2008	2007
Balance at January 1	$1,603,397	$1,234,206
Acquisition costs deferred	365,918	356,087
Amortized to expense during the year	893,086	(169,799)
Adjustment for unrealized investment losses during the year	-	182,903
Balance at December 31	$2,862,401	$1,603,397

See Note 1 for information regarding the deferral and amortization methodologies related to DAC.  The Company tests its DAC asset for future recoverability, and has determined that the asset is not impaired at December 31, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

15. VALUE OF BUSINESS AND CUSTOMER RENEWALS ACQUIRED

The changes in VOBA and VOCRA for the years ended December 31 were as follows:

	2008	2007
Balance at January 1	$51,806	$47,744
Amount capitalized due to acquisition of new business	-	23,854
Amortized to expense during the year	128,019	(19,322)
Adjustment for unrealized investment gains during the year	-	(470)
Balance at December 31	$179,825	$51,806

Additions to VOBA and VOCRA for the year ended December 31, 2007, were a result of the SLHIC to SLNY asset transfer, as described in Note 2.  VOBA transferred was $7.6 million and the value of customer renewals transferred was $16.2 million. Decreased actual gross profits in 2008 contributed to negative amortization and an increase to the VOBA asset.  The Company tests its VOBA asset for future recoverability, and has determined that the asset is not impaired at December 31, 2008.

16. CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial statements are provided in compliance with Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”) and in accordance with SEC Rule 12h-5.

The Company’s wholly-owned subsidiary, SLNY, sells, among other products, combination fixed and variable annuity contracts (the “Contracts”) in the State of New York.  These Contracts contain a fixed investment option, where interest is paid at a guaranteed rate for a specified period of time, and withdrawals made before the end of the specified period may be subject to a market value adjustment that can increase or decrease the amount of the withdrawal proceeds (the “fixed investment option period”).  Effective September 27, 2007, the Company provided a full and unconditional guarantee (the “guarantee”) of SLNY’s obligation related to the Contracts’ fixed investment option period related to policies currently in-force or sold on or after September 30, 2007.  The guarantee relieves SLNY of its obligation to file annual, quarterly, and current reports with the SEC on Form 10-K, Form 10-Q and Form 8-K.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Operations
For the year ended December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$16,066	$106,667	$-	$-	$122,733
Net investment (loss) income (1)	(1,862,501)	(112,508)	185,174	-	(1,789,835)
Net derivative loss (2)	(573,399)	(32,059)	(266,086)	-	(871,544)
Net realized investment losses	(21,852)	(10,986)	(5,403)	-	(38,241)
Fee and other income	436,075	9,681	118,997	-	564,753
	(2,005,611)	(39,205)	32,682	-	(2,012,134)
Total revenues

Benefits and Expenses

Interest credited	483,769	45,129	32,728	-	561,626
Interest expense	60,887	(602)	46,492	-	106,777
Policyowner benefits	306,404	80,789	56,324	-	443,517
Amortization of DAC, VOBA and VOCRA (3)	(963,422)	(82,218)	24,614	-	(1,021,026)
Goodwill impairment	658,051	37,788	5,611	-	701,450
Other operating expenses	214,654	44,725	29,967	-	289,346

Total benefits and expenses	760,343	125,611	195,736	-	1,081,690

Loss before income tax benefit	(2,765,954)	(164,816)	(163,054)	-	(3,093,824)

Income tax benefit expense	(772,699)	(41,418)	(44,866)	-	(858,983)
Equity in the net loss of subsidiaries	(241,586)	-	-	241,586	-

Net loss	$(2,234,841)	$(123,398)	$(118,188)	$241,568	$(2,234,841)

(1)SLUS’, SLNY’s and Other Subs’ net investment (loss) income includes a decrease in market value of $2,448.8 million, $154.9 million and $159.2 million, respectively, for the year ended December 31, 2008, related to the Company’s trading securities.

(2)SLUS’ and SLNY’s net derivative loss for the year ended December 31, 2008 includes $165.8 million and $0.3 million, respectively, of income related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 5.

(3)SLUS’ and SLNY’s amortization of DAC, VOBA, and VOCRA for year ended December 31, 2008 includes $3.0 million and $0.2 million, respectively, of expenses related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 5.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Operations
For the year ended December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$15,330	$95,286	$-	$-	$110,616
Net investment income (1)	941,185	94,309	63,098	-	1,098,592
Net derivative loss	(185,682)	(3,967)	(3,475)	-	(193,124)
Net realized investment losses	(57,547)	(3,487)	(14)	-	(61,048)
Fee and other income	445,248	26,648	8,008	-	479,904
Subordinated notes early redemption premium	-	-	25,578	-	25,578

Total revenues	1,158,534	208,789	93,195	-	1,460,518

Benefits and Expenses

Interest credited	571,309	51,390	7,124	-	629,823
Interest expense	75,052	74	26,406	-	101,532
Policyowner benefits	155,903	69,309	4,273	-	229,485
Amortization of DAC, VOBA and VOCRA	165,666	19,921	3,534	-	189,121
Other operating expenses	238,810	37,061	7,944	-	283,815
Partnership capital securities early redemption payment	-	-	25,578	-	25,578

Total benefits and expenses	1,206,740	177,755	74,859	-	1,459,354

(Loss) income before income tax (benefit) expense	(48,206)	31,034	18,336	-	1,164

Income tax (benefit) expense	(40,222)	10,231	6,133	-	(23,858)
Equity in the net income of subsidiaries	33,006	-	1,811	(34,817)	-

Net income	$25,022	$20,803	$14,014	$(34,817)	$25,022

(1)SLUS’ and Other Subs’ net investment income includes a (decrease) increase in market value of $(89.2) million and $0.8 million, respectively, for the year ended December 31, 2007 related to the Company’s trading securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Operations
For the year ended December 31, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$20,870	$38,322	$-	$-	$59,192
Net investment income (1)	1,049,425	97,365	59,784	(493)	1,206,081
Net derivative income	8,596	-	-	493	9,089
Net realized investment losses	(38,327)	(6,081)	(103)	-	(44,511)
Fee and other income	375,144	21,083	2,395	-	398,622

Total revenues	1,415,708	150,689	62,076	-	1,628,473

Benefits and Expenses

Interest credited	573,178	56,379	3,848	-	633,405
Interest expense	79,637	-	51,157	8	130,802
Policyowner benefits	126,393	29,257	1,320	-	156,970
Amortization DAC, VOBA and VOCRA	380,760	18,422	-	-	399,182
Other operating expenses	207,903	22,988	551	(8)	231,434

Total benefits and expenses	1,367,871	127,046	56,876	-	1,551,793

Income before income tax (benefit) expense	47,837	23,643	5,200	-	76,680

Income tax (benefit) expense	(10,495)	7,410	1,473	-	(1,612)
Equity in the net income of subsidiaries	19,960	-	3,096	(23,056)	-

Net income	$78,292	$16,233	$6,823	$(23,056)	$78,292

(1)SLUS’ net investment income includes a decrease in market value of $15.2 million for the year ended December 31, 2006 related to the Company’s trading securities

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

For the years ended December 31, 2008, 2007 and 2006

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$476,180	$148,124	$49,716	$-	$674,020
Trading fixed maturities at fair value	9,639,477	988,809	1,133,860	-	11,762,146
Investment in subsidiaries	450,444	-	-	(450,444)	-
Mortgage loans	1,911,114	171,889	-	-	2,083,003
Derivative instruments – receivable	727,103	-	-	-	727,103
Limited partnerships	78,289	-	-	-	78,289
Real estate	157,403	-	44,067	-	201,470
Policy loans	704,548	156	24,703	-	729,407
Other invested assets	206,902	4,529	-	-	211,431
Cash and cash equivalents	1,202,336	377,958	43,855	-	1,624,149
Total investments and cash	15,553,796	1,691,465	1,296,201	(450,444)	18,091,018

Accrued investment income	250,170	15,226	17,168	-	282,564
Deferred policy acquisition costs	2,555,042	233,401	73,958	-	2,862,401
Value of business and customer renewals acquired	169,083	10,742	-	-	179,825
Net deferred tax asset	910,344	22,627	-	(76,126)	856,845
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	6,743	430	375	-	7,548
Reinsurance receivable	1,872,687	82,976	1,120,952	-	3,076,615
Other assets	200,218	20,835	1,787	-	222,840
Separate account assets	19,797,280	690,524	43,920	-	20,531,724

Total assets	$41,315,363	$2,775,525	$2,554,361	$(526,570)	$46,118,679

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,351,097	$1,348,109	$846,515	$-	$17,545,721
Future contract and policy benefits	847,228	93,975	73,485	-	1,014,688
Payable for investments purchased	212,788	150,160	565	-	363,513
Accrued expenses and taxes	81,362	(21,325)	58,634	-	118,671
Deferred tax liability	-	-	76,126	(76,126)	-
Debt payable to affiliates	883,000	-	1,115,000	-	1,998,000
Reinsurance payable to affiliate	1,509,989	140,832	-	-	1,650,821
Derivative instruments – payable	1,327,126	-	167,215	-	1,494,341
Other liabilities	510,238	44,597	51,110	-	605,945
Separate account liabilities	19,797,280	690,524	43,920	-	20,531,724

Total liabilities	40,520,108	2,446,872	2,432,570	(76,126)	45,323,424

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,872,242	389,963	209,749	(599,712)	2,872,242
Accumulated other comprehensive loss	(129,884)	(20,008)	(3,626)	23,634	(129,884)
Accumulated deficit	(1,953,540)	(43,402)	(86,874)	130,276	(1,953,540)

Total stockholder’s equity	795,255	328,653	121,791	(450,444)	795,255

Total liabilities and stockholder’s equity	$41,315,363	$2,775,525	$2,554,361	$(526,570)	$46,118,679

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except in share data)

For the years ended December 31, 2008, 2007 and 2006

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$10,157,376	$1,288,568	$57,286	$-	$11,503,230
Trading fixed maturities at fair value	3,288,671	-	578,340	-	3,867,011
Investment in subsidiaries	559,851	-	-	(559,851)	-
Mortgage loans	2,146,286	170,205	1,850	-	2,318,341
Derivative instruments – receivable	609,261	-	-	-	609,261
Limited partnerships	164,464	-	-	-	164,464
Real estate	157,147	-	44,630	-	201,777
Policy loans	686,099	118	26,416	-	712,633
Other invested assets	499,538	69,138	-	-	568,676
Cash and cash equivalents	415,494	65,901	688,306	-	1,169,701
Total investments and cash	18,684,187	1,593,930	1,396,828	(559,851)	21,115,094

Accrued investment income	268,732	15,245	6,386	-	290,363
Deferred policy acquisition costs	1,469,976	118,126	15,295	-	1,603,397
Value of business and customer renewals acquired	35,735	16,071	-	-	51,806
Net deferred tax asset	171,899	-	-	(155,954)	15,945
Goodwill	658,051	45,167	5,611	-	708,829
Receivable for investments sold	2,796	615	71	-	3,482
Reinsurance receivable	1,937,814	123,214	648,221	-	2,709,249
Other assets	278,573	32,877	155,221	(154,672)	311,999
Separate account assets	23,996,463	929,008	71,132	-	24,996,603

Total assets	$47,504,226	$2,874,253	$2,298,765	$(870,477)	$51,806,767

LIABILITIES

Contractholder deposit funds and other policy liabilities	$16,361,329	$1,285,259	$615,981	$-	$18,262,569
Future contract and policy benefits	706,657	93,001	23,930	-	823,588
Payable for investments purchased	169,606	635	28,969	-	199,210
Accrued expenses and taxes	169,532	22,915	85,290	(154,672)	123,065
Deferred tax liability	-	1,045	154,909	(155,954)	-
Debt payable to affiliates	945,000	-	1,000,000	-	1,945,000
Reinsurance payable to affiliate	1,574,517	117,367	-	-	1,691,884
Derivative instruments – payable	446,508	-	132	-	446,640
Other liabilities	704,467	107,458	76,136	-	888,061
Separate account liabilities	23,996,463	929,008	71,132	-	24,996,603

Total liabilities	45,074,079	2,556,688	2,056,479	(310,626)	49,376,620

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,146,436	239,963	274,555	(514,518)	2,146,436
Accumulated other comprehensive loss	(92,403)	(11,924)	(1,333)	13,257	(92,403)
Retained earnings (Accumulated deficit)	369,677	87,426	(33,478)	(53,948)	369,677

Total stockholder’s equity	2,430,147	317,565	242,286	(559,851)	2,430,147

Total liabilities and stockholder’s equity	$47,504,226	$2,874,253	$2,298,765	$(870,477)	$51,806,767

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the year ended December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net loss from operations	$(2,234,841)	$(123,398)	$(118,188)	$241,586	$(2,234,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	27,009	2,663	(1,301)	-	28,371
Amortization of DAC, VOBA and VOCRA	(963,422)	(82,218)	24,614	-	(1,021,026)
Depreciation and amortization	5,478	311	922	-	6,711
Net loss on derivatives	522,838	32,059	257,820	-	812,717
Net realized losses on available-for-sale investments	21,852	10,986	5,403	-	38,241
Changes in fair value of trading investments	2,448,822	154,926	159,145	-	2,762,893
Net realized losses on trading investments	324,369	30,622	25,978	-	380,969
Net change in unrealized and undistributed losses in private equity limited partnerships	(9,796)	-	-	-	(9,796)
Interest credited to contractholder deposits	483,769	45,129	32,728	-	561,626
Goodwill impairment	658,051	37,788	5,611	-	701,450
Investment in subsidiaries	241,586	-	-	(241,586)	-
Deferred federal income taxes	(680,276)	(15,318)	(77,549)	-	(773,143)
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(254,761)	(27,648)	(83,277)	-	(365,686)
Accrued investment income	18,562	19	(10,782)	-	7,799
Net reinsurance receivable/payable	145,172	66,699	(472,731)	-	(260,860)
Future contract and policy benefits	140,571	898	49,555	-	191,024
Dividends received from subsidiaries	-	-	-	-	-
Other, net	29,356	122,486	101,318	-	253,160

Net cash provided by (used in) operating activities	924,339	256,004	(100,734)	-	1,079,609

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	89,468	6,440	5,849	-	101,757
Trading fixed maturities	1,469,669	194,980	143,849	-	1,808,498
Mortgage loans	258,736	15,202	20,672	-	294,610
Real estate	1,141	-	-	-	1,141
Other invested assets	629,692	64,482	(2,017)	-	692,157
Purchases of:
Available-for-sale fixed maturities	(107,709)	(14,027)	(7,738)	-	(129,474)
Trading fixed maturities	(1,005,670)	(258,714)	(910,759)	-	(2,175,143)
Mortgage loans	(23,285)	(16,650)	(19,000)	-	(58,935)
Real estate	(5,055)	-	(359)	-	(5,414)
Other invested assets	(122,447)	-	-	-	(122,447)
Net change in other investments	(285,810)	(64,154)	-	-	(349,964)
Net change in policy loans	(18,449)	(38)	1,713	-	(16,774)

Net cash provided by (used in) investing activities	$880,281	$(72,479)	$(767,790)	$-	$40,012

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow (continued)
For the year ended December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,744,752	$330,909	$114,438	$-	$2,190,099
Withdrawals from contractholder deposit funds	(3,262,864)	(348,243)	(5,351)	-	(3,616,458)
Additional capital contribution to subsidiaries	(150,000)	-	-	150,000	-
Debt proceeds	60,000	-	115,000	-	175,000
Repayments of debt	(122,000)	-	-	-	(122,000)
Capital contribution from parent	725,000	150,000	-	(150,000)	725,000
Other, net	(12,666)	(4,134)	(14)	-	(16,814)

Net cash used in financing activities	(1,017,778)	128,532	224,073	-	(665,173)

Net change in cash and cash equivalents	786,842	312,057	(644,451)	-	454,448

Cash and cash equivalents, beginning of period	415,494	65,901	688,306	-	1,169,701

Cash and cash equivalents, end of period	$1,202,336	$377,958	$43,855	$-	$1,624,149

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the year ended December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$25,022	$20,803	$14,014	$(34,817)	$25,022
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	38,661	1,782	225	-	40,668
Amortization of DAC, VOBA and VOCRA	165,666	19,921	3,534	-	189,121
Depreciation and amortization	6,467	164	829	-	7,460
Net loss on derivatives	124,290	3,970	3,243	-	131,503
Net realized losses on available-for-sale investments	57,547	3,487	14	-	61,048
Changes in fair value of trading investments	89,159	-	(761)	-	88,398
Net realized gains on trading investments	(3,438)	-	(1,217)	-	(4,655)
Net change in unrealized and undistributed gains in private equity limited partnerships	(23,027)	-	-	-	(23,027)
Interest credited to contractholder deposits	571,309	51,390	7,124	-	629,823
Deferred federal income taxes	(114,110)	290	157,186	-	43,366
Equity in net income of subsidiaries	(33,006)	-	(1,811)	34,817	-
Changes in assets and liabilities:
DAC, VOBA and VOCRA additions	(304,466)	(56,650)	(18,825)	-	(379,941)
Accrued investment income	(2,591)	(120)	3,566	-	855
Net reinsurance receivable/payable	127,619	59	(94,517)	-	33,161
Future contract and policy benefits	3,184	39,436	23,930	-	66,550
Dividends received from subsidiaries	63,995	-	-	(63,995)	-
Other, net	(122,356)	4,931	(16,931)	-	(134,356)

Net cash provided by operating activities	669,925	89,463	79,603	(63,995)	774,996

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	3,847,569	337,825	67,386	-	4,252,780
Trading fixed maturities	608,231	-	120,402	-	728,633
Mortgage loans	314,620	40,526	-	-	355,146
Other invested assets	669,930	24	960	(3,231)	667,683
Redemption of subordinated note from affiliate	-	-	600,000	-	600,000
Purchases of:
Available-for-sale fixed maturities	(2,366,255)	(205,932)	14,346	-	(2,557,841)
Trading fixed maturities	(132,891)	-	(696,578)	-	(829,469)
Mortgage loans	(348,256)	(49,460)	(1,850)	-	(399,566)
Real estate	(3,590)	-	(15,849)	-	(19,439)
Other invested assets	(57,864)	(3,231)	-	3,231	(57,864)
Early redemption premium	-	-	25,578	-	25,578
Net change in other investing activities	(365,012)	3,231	-	-	(361,781)
Net change in policy loans	(13,546)	21	10,518	-	(3,007)

Net cash provided by investing activities	$2,152,936	$123,004	$124,913	$-	$2,400,853

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow (continued)
For the year ended December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,725,614	$180,702	$18,468	$-	$1,924,784
Withdrawals from contractholder deposit funds	(4,132,822)	(388,199)	(12,384)	-	(4,533,405)
Repayments of debt	(380,000)	-	(600,000)	-	(980,000)
Debt proceeds	-	-	1,000,000	-	1,000,000
Dividends paid to parent	-	-	(63,995)	63,995	-
Early redemption payment	-	-	(25,578)	-	(25,578)
Additional capital contributed to subsidiaries	(156,620)	-	156,620	-	-
Other, net	23,271	6,700	-	-	29,971

Net cash used in financing activities	(2,920,557)	(200,797)	473,131	63,995	(2,584,228)

Net change in cash and cash equivalents	(97,696)	11,670	677,647	-	591,621

Cash and cash equivalents, beginning of period	513,190	54,231	10,659	-	578,080

Cash and cash equivalents, end of period	$415,494	$65,901	$688,306	$-	$1,169,701

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the year ended December 31, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$78,292	$16,233	$6,823	$(23,056)	$78,292
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	53,995	3,956	801	-	58,752
Amortization of DAC and VOBA	380,760	18,422	-	-	399,182
Depreciation and amortization	4,008	-	600	-	4,608
Net gains on derivatives	(11,360)	-	-	(493)	(11,853)
Net realized losses on available-for-sale investments	38,328	6,081	102	-	44,511
Changes in fair value of trading investments	(15,235)	-	-	-	(15,235)
Net realized gains on trading investments	(373)	-	-	-	(373)
Net change in unrealized and undistributed gains in private equity limited partnerships	(29,120)	-	-	-	(29,120)
Interest credited to contractholder deposits	573,178	56,379	3,848	-	633,405
Deferred federal income taxes	(6,146)	10,193	133	-	4,180
Equity in net income of subsidiaries	(19,960)	-	(3,096)	23,056	-
Changes in assets and liabilities:
DAC additions	(238,986)	(23,909)	-	-	(262,895)
Accrued investment income	(32,925)	3,275	(61)	-	(29,711)
Net reinsurance receivable/payable	77,083	(20)	-	-	77,063
Future contract and policy benefits	(9,725)	3,106	-	-	(6,619)
Dividends received from subsidiaries	8,000	-	-	(8,000)	-
Other, net	39,943	(24,855)	(1,313)	493	14,268

Net cash provided by operating activities	889,757	68,861	7,837	(8,000)	958,455

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	5,041,508	757,662	73,020	-	5,872,190
Trading fixed maturities	2,172,797	-	-	-	2,172,797
Mortgage loans	218,849	29,415	-	-	248,264
Other invested assets	184,646	-	-	-	184,646
Purchases of:
Available-for-sale fixed maturities	(3,380,467)	(549,218)	(72,559)	-	(4,002,244)
Trading fixed maturities	(4,038,950)	-	-	-	(4,038,950)
Mortgage loans	(734,307)	(46,285)	-	-	(780,592)
Real estate	(20,464)	-	(155)	-	(20,619)
Other invested assets	(423,635)	(65,858)	-	-	(489,493)
Net change in other investing activities	333,669	65,845	-	-	399,514
Net change in policy loans	(9,979)	49	2,073	-	(7,857)

Net cash (used in) provided by investing activities	$(656,333)	$191,610	$2,379	$-	$(462,344)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow (continued)
For the year ended December 31, 2006

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$3,395,794	$121,837	$-	$2,507	$3,520,138
Withdrawals from contractholder deposit funds	(3,301,631)	(382,617)	(3,596)	(2,507)	(3,690,351)
Debt proceeds	200,000	-	-	-	200,000
Dividends paid to parent	(300,000)	-	(8,000)	8,000	(300,000)
Additional capital contributed to subsidiaries	(265)	-	265	-	-
Other, net	4,528	-	-	-	4,528

Net cash used in financing activities	(1,574)	(260,780)	(11,331)	8,000	(265,685)

Net change in cash and cash equivalents	231,850	(309)	(1,115)	-	230,426

Cash and cash equivalents, beginning of period	281,340	54,540	11,774	-	347,654

Cash and cash equivalents, end of period	$513,190	$54,231	$10,659	$-	$578,080

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

17. SEGMENT INFORMATION

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

17. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments:

	Year ended December 31, 2008

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ (2,207,978)	$ 113,357	$ 102,827	$ (20,340)	$(2,012,134)
Total expenditures	645,665	301,604	111,097	23,324	1,081,690
Loss before income tax benefit	(2,853,643)	(188,247)	(8,270)	(43,664)	(3,093,824)

Net loss	(2,017,095)	(122,220)	(5,335)	(90,191)	(2,234,841)

Total assets	$ 33,357,432	$ 12,154,968	$ 164,123	$ 442,156	$ 46,118,679

	Year ended December 31, 2007

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 1,087,817	$ 184,315	$ 97,657	$ 90,729	$ 1,460,518
Total expenditures	1,139,538	148,122	93,950	77,744	1,459,354
(Loss) income before income tax (benefit) expense	(51,721)	36,193	3,707	12,985	1,164

Net (loss) income	(19,734)	23,665	2,409	18,682	25,022

Total assets	$ 39,855,777	$ 10,767,117	$ 121,096	$1,062,777	$ 51,806,767

	Year ended December 31, 2006

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$ 1,386,626	$ 101,447	$ 39,833	$ 100,567	$ 1,628,473
Total expenditures	1,354,554	95,815	35,356	66,068	1,551,793
Income before income tax expense	32,072	5,632	4,477	34,499	76,680

Net income	39,857	3,801	2,910	31,724	78,292

Total assets	$ 41,485,295	$ 5,784,705	$ 78,838	$1,633,710	$ 48,982,548

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

18.  REGULATORY FINANCIAL INFORMATION

The Company and its insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on a statutory accounting basis prescribed or permitted by such authorities.  For the year ended December 31, 2008, the Company followed one permitted practice relating to the treatment of its deferred tax assets.  For the years ended December 31, 2007 and 2006, there were no permitted practices followed.  Statutory surplus differs from stockholder's equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, policy liabilities are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions, and deferred income taxes are calculated differently.  The Company’s statutory financials are not prepared on a consolidated basis.

At December 31, the Company and its insurance subsidiaries’ combined statutory capital and surplus and net (loss) income were as follows:

	Unaudited for the Years ended December 31,
	2008	2007	2006

Statutory capital and surplus	$ 1,949,215	$ 1,790,457	$ 1,610,425
Statutory net (loss) income	$ (1,431,516)	(913,114)	123,305

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

19. DIVIDEND RESTRICTIONS

The Company’s and its insurance company subsidiaries’ ability to pay dividends is subject to certain statutory restrictions.  Delaware, New York, Rhode Island, and Vermont, states in which the Company and its insurance company subsidiaries are domiciled, have enacted laws governing the payment of dividends to stockholders by domestic insurers.

Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that a domestic insurer may pay in any twelve-month period without prior approval of the Delaware Commissioner of Insurance is limited to the greater of (i) ten percent of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year.  Any dividends to be paid by an insurer from a source other than statutory surplus, whether or not in excess of the aforementioned threshold, would also require the prior approval of the Delaware Commissioner of Insurance.  The Company is permitted to pay dividends up to a maximum of $126.7 million in 2009 without prior approval from the Delaware Commissioner of Insurance.

In 2008 and 2007, the Company did not pay any dividends to the Parent.  In 2006, the Company’s board of directors approved and the Company paid a $300.0 million dividend to the Parent.

New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance, where the aggregate amount of such dividends in any calendar year does not exceed the lesser of: (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains.  SLNY is permitted to pay dividends up to a maximum of $20.7 million in 2009 without prior approval from the New York Commissioner of Insurance.  No dividends were paid by SLNY during 2008, 2007 or 2006.

Rhode Island law requires prior regulatory approval for any dividend where the amount of such dividend paid during the preceding twelve-month period would exceed the lesser of (i) ten percent of the insurance company’s surplus as of the December 31 next preceding, or (ii) its net gain from operations, not including realized capital gains, for the immediately preceding calendar year, excluding pro rata distributions of any class of the insurance company’s own securities.  INDY is permitted to pay dividends up to a maximum of $2.8 million in 2009 without prior approval from the Rhode Island Commissioner of Insurance.  No dividends were paid by INDY during 2008, 2007 or 2006.

The Company’s Vermont domestic insurance company subsidiary, Sun Life Vermont, is permitted to pay dividends only to the extent that such dividends or distributions would not jeopardize its ability to fulfill its respective obligations pursuant to the reinsurance agreement with SLOC or any related transaction.  Sun Life Vermont may declare and pay dividends or distributions with respect to its common stock from its capital and surplus, subject to the following: (i) its total adjusted capital will equal or exceed 200% of its company action level risk-based capital after giving effect to the dividend or distribution and (ii) notice of each dividend or distribution is provided to the Vermont regulator within five days following the payment of the dividend or distribution.  No dividends were paid by Sun Life Vermont during 2008 and 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
For the years ended December 31, 2008, 2007 and 2006

20. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income as of December 31, were as follows:

	2008	2007	2006
Unrealized (losses) gains on available-for-sale securities	$ (111,099)	$ (317,402)	$ 38,400
Changes in reserves due to unrealized losses on available-for-sale securities	-	(26,702)	(9,346)
Unrealized (losses) gains on pension and other postretirement plan adjustments	(88,721)	14,894	(2,332)
Changes in DAC due to unrealized losses (gains) on available-for-sale securities	-	189,687	(2,719)
Changes in VOBA due to unrealized gains on available-for-sale securities	-	-	470
Tax effect and other	69,936	47,120	(10,443)

Accumulated other comprehensive (loss) income	$ (129,884)	$ (92,403)	$ 14,030

21. COMMITMENTS AND CONTINGENCIES

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope, and application of new regulations.  The timing, substance, and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the years ended December 31, 2008 and 2007, the financial statements reflect benefits of $24.5 million and $12.0 million, respectively, related to the separate account DRD.

The Company is not aware of any contingent liabilities arising from litigation or other matters that could have a material effect upon the financial position, results of operations or cash flows of the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the years ended December 31, 2008, 2007 and 2006

21. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Lease Commitments

The Company leases various facilities and equipment under operating leases with terms of up to five years. As of December 31, 2008, minimum future lease payments under such leases were as follows:

2009	$ 301
2010	49
2011	-
Total	350

Total rental expense for the years ended December 31, 2008, 2007 and 2006 was $8.2 million, $9.4 million and $7.6 million, respectively.

The Company has two noncancelable sublease agreements that expire on June 30, 2009 and December 31, 2009.  As of December 31, 2008, the minimum future lease payment under the sublease agreements was $0.1 million.

22. SUBSEQUENT EVENTS

Effective January 1, 2009, the Company is required to prospectively adopt Statement of Statutory Accounting Principles (“SSAP”) No. 98, “Treatment of Cash Flows When Quantifying Changes in Valuation and Impairments, an Amendment of SSAP No. 43 - Loan-backed and Structured Securities.”  The Company anticipates that the effect of adopting SSAP No. 98 will decrease its statutory surplus between $150.0 million and $200.0 million.  After adoption, the Company expects its statutory surplus will continue to exceed minimum company action level requirements.

In January 2009, the Company undertook an action to reduce the Company’s cost structure and staffing levels due to the current economic environment.  The Company severed 143 employees and incurred $2.1 million in expenses in connection with this initiative.

In 2009, the Company received capital contributions totaling $623.7 million from the Parent.

After receiving regulatory approval, on February 11, 2009, the Company entered into a reinsurance agreement effective January 1, 2009 with Sun Life Reinsurance (Barbados) No. 3 Corp (“BarbCo 3”), an affiliate, to cede all of the risks associated with certain in-force corporate owned variable universal life and private placement variable universal life policies on a combination coinsurance, coinsurance with funds withheld basis and a modified coinsurance basis.  Future new business will also be ceded under this agreement.

BarbCo 3 paid an initial ceding commission to the Company of $41.5 million on February 11, 2009 and will pay a percentage of first year and single premiums as an ongoing ceding commission on a quarterly basis.  The funds withheld payable to BarbCo 3 and related reinsurance receivable at the inception of the transaction are $247.9 million and $329.2 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

We have audited the accompanying consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain assets and liabilities to a fair value measurement approach as required by accounting guidance adopted on January 1, 2008, and changed its method of accounting for income taxes as required by accounting guidance adopted on January 1, 2007.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 27, 2009

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000’s):

		2008
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 156,484	$ 159,561	$ 154,515	$ 216,926
Net investment income and net realized gains	(353,733)	55,926	(1,147,927)	(1,253,886)
Total revenues	(197,249)	215,487	(993,412)	(1,036,960)

Policyholder and other expenses	55,511	279,698	30,431	(716,050)
Loss before taxes	(252,760)	(64,211)	(1,023,843)	(1,753,010)

Net loss	$ (159,527)	$ (26,607)	$ (749,337)	$ (1,299,370)

		2007
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 126,320	$ 152,936	$ 154,084	$ 182,758
Net investment income and net realized gains	303,317	429,233	92,004	19,866
Total revenues	429,637	582,169	246,088	202,624

Policyholder and other expenses	383,745	401,000	312,809	361,800
Income (loss) before taxes	45,892	181,169	(66,721)	(159,176)
Net income (loss)	$ 35,324	$ 122,751	$ (40,633)	$ (92,420)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008 due to the material weakness in internal control over financial reporting described below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 9A(T). Controls and Procedures (Continued)

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (GAAP).   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on that criteria, management concluded that the Company’s internal control over financial reporting was not effective at December 31, 2008 due to the material weakness described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified a material weakness in the Company’s processes related to the implementation and subsequent recording of certain reinsurance transactions with affiliated companies.  This deficiency resulted in adjustments to net investment income and net derivative income in the Company’s consolidated financial statements for the year ended December 31, 2008.  Additionally, management concluded that there is a reasonable possibility that this deficiency could result in a material misstatement of net investment income and net derivative income in the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Management has discussed the matter with the Company's board of directors and the Company's independent registered public accounting firm.

Management’s Remediation Plan

Management is reviewing the Company’s internal control over financial reporting related to reinsurance transactions, including the entry into, implementation of, and financial accounting for reinsurance treaties and any related embedded derivatives.  This review includes all existing treaties to ensure that they are accounted for in accordance with GAAP.  Management is also assessing its current staffing level in the reinsurance area to ensure that it is adequate for the Company’s purposes.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  The discussion under "Management's Remediation Plan" above describes changes and planned changes to the Company's internal control over financial reporting subsequent to December 31, 2008 that have or will materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14. Principal Accounting Fees and Services.

For the fiscal years ended December 31, the fees billed to the Company by its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000’s):

Nature of Services	2008	2007
Audit fees	$ 3,492	$ 4,754
Audit-related fees	1,294	1,436
Tax fees	-	-
All other fees	-	-

Total	$ 4,786	$ 6,190

Audit Fees

Audit Fees are for professional services rendered by the external auditors for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, as well as for services normally provided in connection with statutory and regulatory filings for the last two fiscal years.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 14. Principal Accounting Fees and Services (continued)

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

All Other Fees

There were no fees billed in each of the last two fiscal years for products and services provided by the Company’s external auditors other than the Audit Fees and Audit-Related Fees described above.

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

Policy restricting the use of external auditors*

Introduction and purpose
This policy governs all proposals by the Corporation or any of its subsidiaries to engage, as a service provider, the Corporation’s external auditor or any of its affiliates, related businesses or associated persons as defined in the Sarbanes-Oxley Act of 2002 (“S-O Act”) (collectively referred to as the “External Auditor”).

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

Each engagement of the External Auditor to provide services will require the approval in advance of the Audit and Conduct Review Committees of Sun Life Financial Inc. and/or Sun Life Assurance Company of Canada, as applicable, and the audit committee of any affected subsidiary that is itself directly subject to the S-O Act.  The Audit and Conduct Review Committee may establish procedures regarding the approval process, which will be co-coordinated by the Corporation’s Senior Vice-President, Finance.

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

Item 14. Principal Accounting Fees and Services (continued)

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial statements (set forth in Item 8):

- Consolidated Statements of Operations for each of the three years ended December 31, 2008, December 31, 2007 and December 31, 2006.

- Consolidated Balance Sheets at December 31, 2008 and December 31, 2007.

- Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2008, December 31, 2007 and December 31, 2006.

- Consolidated Statements of Stockholder’s Equity for each of the three years ended December 31, 2008, December 31, 2007 and December 31, 2006.

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008, December 31, 2007 and December 31, 2006.

- Notes to Consolidated Financial Statements.

- Report of Independent Registered Public Accounting Firm.

- Supplementary financial information.

(a)(2) Financial statement schedules (set forth below):

- Schedule I - Summary of Investments, Other than Investments in Related Parties.

- Schedule III - Supplementary Insurance Information.

- Schedule IV - Reinsurance.

Financial statement schedules not included in this annual report on Form 10-K have been omitted because the required information either is not applicable or is presented in the Company’s consolidated financial statements or notes thereto.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE I
SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2008
(in 000’s)

Available-for-sale fixed maturities:	Cost	Value	Balance Sheets Amounts
Asset Backed Securities	$ -	$ -	$ -
Collateralized Mortgage Obligations	22,504	18,109	18,109
Mortgage Backed Securities	40,107	41,150	41,150
Foreign Government & Agency Securities	509	472	472
States & Political Subdivisions	-	-	-
U.S. Treasury & Agency Securities	61,824	74,981	74,981
Total non-corporate	124,944	134,712	134,712

Corporate securities:
Basic Industry	11,619	8,557	8,557
Capital Goods	29,853	23,033	23,033
Communications	111,380	105,284	105,284
Consumer Cyclical	62,112	51,503	51,503
Consumer Noncyclical	44,947	43,673	43,673
Energy	47,968	40,025	40,025
Finance	254,505	187,567	187,567
Industrial Other	-	-	-
Technology	4,485	3,861	3,861
Transportation	6,861	5,280	5,280
Utilities	84,187	70,525	70,525
Total Corporate	657,917	539,308	539,308

Total available-for-sale fixed maturities	$ 782,861	$ 674,020	$ 674,020

Trading fixed maturities:
Asset Backed Securities	$ 796,032	$ 505,832	$ 505,832
Collateralized Mortgage Obligations	2,627,715	1,495,013	1,495,013
Mortgage Backed Securities	213,175	217,429	217,429
Foreign Government & Agency Securities	110,991	109,175	109,175
U.S. Treasury & Agency Securities	484,910	503,106	503,106
Total non-corporate	4,232,823	2,830,555	2,830,555

Corporate securities:
Basic Industry	201,573	170,017	170,017
Capital Goods	461,583	392,327	392,327
Communications	1,642,250	1,481,078	1,481,078
Consumer Cyclical	1,189,335	946,727	946,727
Consumer Noncyclical	496,392	472,634	472,634
Energy	430,413	390,513	390,513
Finance	4,188,983	3,214,888	3,214,888
Industrial Other	250,656	242,399	242,399
Municipals	610	528	528
Technology	88,573	72,557	72,557
Transportation	246,398	227,288	227,288
Utilities	1,479,840	1,320,635	1,320,635
Total Corporate	10,676,606	8,931,591	8,931,591

Total trading fixed maturities	$ 14,909,429	$ 11,762,146	$ 11,762,146

Mortgage loans on real estate	$ 2,083,003	2,083,089	$ 2,083,003
Real estate	201,470	201,470	201,470
Derivative instruments	727,103	727,103	727,103
Limited partnerships	78,289	78,289	78,289
Other invested assets	211,431	211,431	211,431
Policy loans	729,407	768,658	729,407
Total investments	$ 4,030,703	$ 4,070,040	$ 4,030,703

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in 000’s)

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Other Policy Claims and Benefits Payable(1)

Wealth Management
2008	$ 2,606,994	$ 16,646,319	$ 24,390
2007	1,432,602	17,509,908	24,255

Group Protection
2008	$ -	$ 80,563	$ 9,442
2007	-	82,268	8,701

Individual Protection
2008	$ 255,407	$ 1,833,527	$ 10,015
2007	170,795	1,493,981	6,182

Corporate
2008	$ -	$ -	$ -
2007	-	-	-

Segment	Net Investment (Loss) Income (2)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs And Value of Business Acquired	Interest and Other Operating Expenses

Wealth Management
2008	$ (1,965,792)	$ 816,057	$ (1,054,464)	$ 182,622
2007	955,086	751,747	188,599	199,191
2006	1,069,209	738,096	394,060	222,398

Group Protection
2008	$ (2,905)	$ 73,394	$ 5,409	$ 32,294
2007	3,381	62,237	7,783	23,929
2006	3,139	25,482	-	9,874

Individual Protection
2008	$ 170,413	$ 115,692	$ 28,029	$ 157,883
2007	83,486	45,323	(7,261)	110,059
2006	33,721	26,798	5,122	63,896

Corporate
2008	$ 8,449	$ -	$ -	$ 23,324
2007	56,639	-	-	52,264
2006	100,012	-	-	66 068

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses.

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.
SCHEDULE IV
REINSURANCE
(in 000’s)

			Ceded to
	Direct	Assumed	Other	Net
	Amount	Amount	Companies	Amount

2008
Life Insurance in Force	$62,999,322	$38,538,037	$1,480,148	$25,941,433

Premiums
Life Insurance	$43,066	$11,117	$3,754	$50,429
Accident and Health	24,872	47,844	412	72,304
Total Premiums	$67,938	$58,961	$4,166	$122,733

2007
Life Insurance in Force	$52,434,762	$7,875,041	$32,656,902	$27,652,901

Premiums
Life Insurance	$41,238	$7,990	$2,577	$46,651
Accident and Health	21,407	42,996	438	63,965
Total Premiums	$62,645	$50,986	$3,015	$110,616

2006
Life Insurance in Force	$43,852,486	$-	$26,730,547	$17,121,939

Premiums
Life Insurance	$45,771	$-	$2,049	$43,722
Accident and Health	15,942	-	472	15,470
Total Premiums	$61,713	$-	$2,521	$59,192

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.

3.1	Certificate of Incorporation, as amended through March 24, 2004, (Incorporated herein by reference to Registrant's Form 10-K, File No. 333-82824, filed on March 29, 2004);

3.2	By-laws, as amended March 19, 2004 (Incorporated herein by reference to Registrant’s Form 10-K, File No. 33-82824, filed on March 29, 2004)

4.1
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83256, filed on February 22, 2002)

4.2
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83364, filed on February 25, 2002)

4.3
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to the to Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-74844, filed on December 10, 2001)

4.4
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Post-Effective Amendment No. 5 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No 33-41628, filed on April 28, 1995)

4.5
Specimen Certificate  to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Post-Effective Amendment No. 9 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 33-41628, filed on March 2, 1998)

4.6
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-83362, filed on February 25, 2002)

4.7
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. No. 333-37907, filed on October 14, 1997)

4.8
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to  Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-41438, filed on September 25, 2000)

4.9
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Post-Effective Amendment No. 2 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. No. 333-05227, filed on April 10, 1998)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K (continued):
4.10
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-30844, filed on June 9, 2000)

4.12
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-82957, filed September 29, 1999)

4.13
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-31248, filed June 14, 2000)

4.14
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 333-74972, filed on December 12, 2001)

4.15
Specimen Certificate to be issued in connection with Flexible Payment Combination Fixed/Variable Annuity Contract (Incorporated herein by reference to Post-Effective Amendment No. 9 to the Registration Statement of Sun Life of Canada (U.S.) Variable Account F on Form N-4, File No. 33-29852, filed on April 16, 1998)

4.16
Group Contract Form No. DIA(1); Certificate Form No. DIA(1)/CERT; and Individual Contract Form No. DIA(1)/IND (Incorporated herein by reference to Pre-Effective Amendment No. 1 to Registration Statement of Keyport Life Insurance Company on Form S-1, File No. 333-13609, filed on or about February 7, 1997)

4.17
Group Contract Form No. MVA(1) and Certificate Form No. VA(1)/CERT (Incorporated herein by reference to the Registration Statement of Keyport Life Insurance Company on Form S-1, File No. 333-1783, filed on March 18, 1996)

4.18
Single Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta NY] (Incorporated herein by reference to Post-Effective Amendment No. 5 to Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 33-41629, filed on April 28, 1998)

4.19
Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta Gold NY and Futurity NY] (Incorporated herein by reference to Post-Effective Amendment No. 2 to Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 333-5037, filed March 29, 2000)

4.20
Specimen Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 333-119151, filed on December 29, 2004)

4.21
Specimen Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 333-119154, filed on December 29, 2004)

10.1
Terms Agreement, dated as of June 3, 2005, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on June 9, 2005)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K (continued):

10.2
Purchase Agreement, dated as of November 11, 2004, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on June 9, 2005)

10.3
Terms Agreement, dated as of June 29, 2005, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding, L.P., Sun Life Financial Global Funding, U.L.C., Sun Life Financial Global Funding, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on July 6, 2005)

10.4
Terms Agreement, dated as of May 17, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding II, L.P., Sun Life Financial Global Funding II, U.L.C., Sun Life Financial Global Funding II, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on May 25, 2006)

10.5
Purchase Agreement, dated as of May 17, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding II, L.P., Sun Life Financial Global Funding II, U.L.C., Sun Life Financial Global Funding II, L.L.C., Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets Corporation (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on May 25, 2006)

10.6
Terms Agreement, dated as of September 12, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding III, L.P., Sun Life Financial Global Funding III, U.L.C., Sun Life Financial Global Funding III, L.L.C., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets, LLC (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on September 15, 2006)

10.7
Purchase Agreement, dated as of September 5, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding III, L.P., Sun Life Financial Global Funding III, U.L.C., Sun Life Financial Global Funding III, L.L.C., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets, LLC (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on September 15, 2006)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

Item 15. Exhibits, Financial Statement Schedules (continued).

(a)(3) Exhibits required by Item 601 of Regulation S-K (continued):

10.8
Terms Agreement, dated as of September 21, 2006, by and among Sun Life Assurance Company of Canada (U.S.), Sun Life Financial Global Funding III, L.P., Sun Life Financial Global Funding III, U.L.C., Sun Life Financial Global Funding III, L.L.C., Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, RBC Capital Markets Corporation and Wachovia Capital Markets, LLC (Incorporated herein by reference to Registrant's Current Report on Form 8-K, filed on September 26, 2006)

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

By:	/s/ Westley V. Thompson
Westley V. Thompson
President, SLF U.S.

Date:	March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Westley V. Thompson	President, SLF U.S. and Director
Westley V. Thompson	(principal executive officer)

/s/ Ronald H. Friesen	Senior Vice President and Chief Financial Officer
Ronald H. Friesen	and Director
(principal financial officer)

/s/ Douglas C. Miller	Vice President and Controller
Douglas C. Miller	(principal accounting officer)

/s/ Jon A. Boscia	Director
Jon A. Boscia

/s/ Scott M. Davis	Director
Scott M. Davis

/s/ Richard P. McKenney	Director
Richard P. McKenney

/s/ Terrence J. Mullen	Director
Terrence J. Mullen

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

The registrant is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc. and does not send annual reports or proxy material to its sole security holder.