Form 10-Q
period 2009-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2009-05-14
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended March 31, 2009
Commission File Numbers: : 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, 333-144912-01, 333-155716, 333-155726, 333-155791, 333-155792, 333-155793, 333-155797, 333-156303, 333-156304, and 333-156308

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Registrant has 6,437 shares of common stock outstanding on May 14, 2009, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2009	2008

Revenues

Premiums and annuity considerations	$32,540	$29,641
Net investment income (loss) (1)	17,494	(276,267)
Net derivative income (loss) (2)	143,299	(80,200)
Net realized investment (losses) gains	(1,897)	2,734
Fee and other income	37,627	126,843

Total revenues	229,063	(197,249)

Benefits and Expenses

Interest credited	121,035	149,127
Interest expense	19,319	31,077
Policyowner benefits	92,215	70,413
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired (3)	(121,890)	(272,647)
Other operating expenses	51,309	77,541

Total benefits and expenses	161,988	55,511

Income (loss) before income tax expense (benefit)	67,075	(252,760)

Income tax expense (benefit)	17,461	(93,233)

Net income (loss)	$49,614	$(159,527)

(1)Net investment income (loss) includes a decrease in market value of trading fixed maturity securities of $110.6 million and $594.2 million for the three-month periods ended March 31, 2009 and 2008, respectively.

(2)Net derivative income (loss) for the three-month period ended March 31, 2008 includes $166.1 million of income related to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” which is further discussed in Note 4.

(3)Amortization of deferred policy acquisition costs and value of business and customer renewals acquired for the three-month period ended March 31, 2008 includes $3.2 million of expense related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 4.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
ASSETS	March 31, 2009	December 31, 2008
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $856,685 and $782,861 in 2009 and 2008, respectively)	$700,419	$674,020
Trading fixed maturities at fair value (amortized cost of $14,660,014 and $14,909,429 in 2009 and 2008, respectively)	11,401,635	11,762,146
Mortgage loans	2,050,851	2,083,003
Derivative instruments – receivable	563,679	727,103
Limited partnerships	57,158	78,289
Real estate	200,584	201,470
Policy loans	725,023	729,407
Other invested assets	30,363	211,431
Cash and cash equivalents	2,802,343	1,624,149
Total investments and cash	18,532,055	18,091,018

Accrued investment income	249,730	282,564
Deferred policy acquisition costs	3,098,811	2,862,401
Value of business and customer renewals acquired	164,074	179,825
Net deferred tax asset	849,328	856,845
Goodwill	7,299	7,299
Receivable for investments sold	4,316	7,548
Reinsurance receivable	3,285,263	3,076,615
Other assets	211,246	222,840
Separate account assets	19,876,854	20,531,724

Total assets	$46,278,976	$46,118,679

LIABILITIES

Contractholder deposit funds and other policy liabilities	$17,703,855	$17,545,721
Future contract and policy benefits	1,039,209	1,014,688
Payable for investments purchased	166,150	363,513
Accrued expenses and taxes	91,866	118,671
Debt payable to affiliates	2,048,000	1,998,000
Reinsurance payables	2,042,537	1,650,821
Derivative instruments – payable	1,225,543	1,494,341
Other liabilities	645,799	605,945
Separate account liabilities	19,876,854	20,531,724

Total liabilities	44,839,813	45,323,424

Commitments and contingencies – Note 7

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2009 and 2008	$6,437	$6,437
Additional paid-in capital	3,495,894	2,872,242
Accumulated other comprehensive loss	(159,242)	(129,884)
Accumulated deficit	(1,903,926)	(1,953,540)

Total stockholder’s equity	1,439,163	795,255

Total liabilities and stockholder’s equity	$46,278,976	$46,118,679

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2009	2008

Net income (loss)	49,614	(159,527)

Other comprehensive loss:

Change in unrealized holding losses on available-for-sale securities, net of tax and policyholder amounts (1)	(28,601)	(17,963)
Reclassification adjustments of realized investment gains into net income (loss), net of tax (2)	(757)	(110)

Other comprehensive loss	(29,358)	(18,073)

Comprehensive income (loss)	20,256	(177,600)

(1)	Net of tax of $15.4 million and $9.7 million for the three-month periods ended March 31, 2009 and 2008, respectively.
(2)	Net of tax of $0.4 million and $0.1 million for the three-month periods ended March 31, 2009 and 2008, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the three-month periods ended March 31, 2009 and 2008

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity

Balance at December 31, 2007	$6,437	$2,146,436	$(92,403)	$369,677	$2,430,147

Cumulative effect of accounting changes related to the adoption of SFAS Nos. 158 and 159, net of tax			88,033	(88,376)	(343)
Net loss				(159,527)	(159,527)
Tax benefit from stock options		247			247
Other comprehensive loss			(18,073)		(18,073)

Balance at March 31, 2008	$6,437	$2,146,683	$(22,443)	$121,774	$2,252,451

Balance at December 31, 2008	$6,437	$2,872,242	$(129,884)	$(1,953,540)	$795,255

Net income				49,614	49,614
Capital contribution from Parent		623,652			623,652
Other comprehensive loss			(29,358)		(29,358)

Balance at March 31, 2009	$6,437	$3,495,894	$(159,242)	$(1,903,926)	$1,439,163

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2009	2008

Cash Flows From Operating Activities:
Net income (loss)	$49,614	$(159,527)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investments	8,624	6,511
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(121,890)	(272,647)
Depreciation and amortization	1,750	1,539
Net (gains) losses on derivatives	(189,406)	67,492
Net realized losses (gains) on available-for-sale investments	1,897	(2,734)
Changes in fair value of trading investments	110,579	594,241
Net realized losses (gains) on trading investments	45,380	(8,071)
Undistributed income on private equity limited partnerships	(1,481)	(5,553)
Interest credited to contractholder deposits	121,035	149,127
Deferred federal income taxes	23,323	(89,481)
Changes in assets and liabilities:
Additions to deferred policy acquisition costs and value of business and customer renewals acquired	(98,769)	(78,357)
Accrued investment income	32,834	10,564
Net change in reinsurance receivable/payable	213,683	84,352
Future contract and policy benefits	24,521	10,535
Other, net	(84,385)	(19,827)

Net cash provided by operating activities	137,309	288,164

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	9,715	13,647
Trading fixed maturities	213,506	579,230
Mortgage loans	62,182	161,265
Real Estate	-	-
Other invested assets	208,502	13,737
Purchases of:
Available-for-sale fixed maturities	(925)	(45,063)
Trading fixed maturities	(19,715)	(1,031,171)
Mortgage loans	(31,646)	(24,924)
Real estate	(414)	(2,259)
Other invested assets	(14,940)	(260,219)
Net change in other investments	(61,010)	233,150
Net change in policy loans	4,384	69

Net cash provided by (used in) investing activities	$369,639	$(362,538)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

For the three-month periods ended March 31,

Unaudited
	2009	2008

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$740,398	$419,328
Withdrawals from contractholder deposit funds	(720,199)	(913,334)
Capital contribution from Parent	623,652	-
Debt proceeds	50,000	-
Other, net	(22,605)	(21,670)

Net cash provided by (used in) financing activities	671,246	(515,676)

Net change in cash and cash equivalents	1,178,194	(590,050)

Cash and cash equivalents, beginning of period	1,624,149	1,169,701

Cash and cash equivalents, end of period	$2,802,343	$579,651

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of March 31, 2009, the Company directly or indirectly owned all of the outstanding shares or members interest of SLNY, which issues individual fixed and variable annuity contracts, group life, group disability, group dental and stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company (“INDY”), a Rhode Island life insurance company that sold variable and whole life insurance products; Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), a Vermont special purpose financial captive insurance company; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC (“DELRE Holdings”), a Delaware limited liability company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”).  Through this agreement, the Company purchased a funded note, which is referenced through a credit default swap to the credit performance of a portfolio of corporate reference entities.  The Company entered into this credit structure for yield enhancement.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Revised December 2003)” (“FIN 46(R)”).  As a result of the consolidation, the Company has recorded in its balance sheet a credit default swap held by the CARS Trust.  At issue, the swap had a seven year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement.  At March 31, 2009 and December 31, 2008, the CARS Trust has not had to make any payments under the terms of the swap as the sum of all credit events has not exceeded the threshold amount.  At March 31, 2009 and December 31, 2008, the fair value of the credit default swap was $(39.1) million and $(42.1) million, respectively.  Under the terms of the credit derivative, the maximum future payments the CARS Trust could be required to make is $55.0 million.  In the event the trust was required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  As of March 31, 2009 and December 31, 2008, the fair value of the assets held as collateral by the CARS Trust was $39.7 million and $42.3 million, respectively.

The Company has a greater than or equal to 20%, but less than 50%, interest in seven variable interest entities (“VIEs”) at March 31, 2009.  The Company is a creditor in four trusts and three limited liability companies.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $36.7 million and $36.5 million at March 31, 2009 and December 31, 2008, respectively.  The investments in these VIEs mature between October 2009 and November 2024.  Because the Company will not absorb a majority of the VIEs’ expected losses or receive a majority of the expected returns, the Company is not required to consolidate these VIEs, in accordance with FIN 46(R).

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

The VIEs are generally financed with equity through the establishment of a trust by a trustee.  The carrying amount of the VIEs for which the Company has significant influence is included in trading fixed maturities on the condensed consolidated balance sheets.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and that are not accounted for as derivative instruments.  SFAS No. 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance, such as mortgage guaranty insurance and credit insurance on trade receivables.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk management activities.  Except for certain disclosures, earlier application is not permitted.  The Company does not have any contracts with guarantees within the scope of this standard.  The adoption of SFAS No. 163 on January 1, 2009, did not have an impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  This statement amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  SFAS No. 161 encourages, but does not require comparative disclosures.  The Company adopted SFAS No. 161 on January 1, 2009.  The new disclosures are included in Note 5.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the statement of operations, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  The Company does not have any noncontrolling interests within the scope of this guidance.  The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

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

SFAS No. 141(R) is effective for, and shall be applied prospectively to, business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company adopted SFAS No. 141(R) on January 1, 2009 and will apply this guidance to future business combinations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

In April, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly.”  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. FAS 157-4 also amends the disclosure requirements of SFAS No. 157 to require annual and interim disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any during the period, and definitions of each major category for equity and debt securities, as described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  FSP No. FAS 157-4 is effective for annual and interim reporting periods ending after June 15, 2009.  The Company is assessing the impact of adopting FSP No. FAS 157-4 on its condensed consolidated financial statements.

In April, 2009, the FASB issued FSP No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends other-than-temporary impairment (“OTTI”) guidance to improve the presentation and disclosure of OTTI for debt securities.  More specifically, it changes how an entity assesses whether an OTTI has occurred and if so, where the OTTI is recorded.  FSP No. FAS 115-2 and 124-2 requires that management assert that it does not have the intent to sell a security and that it is more likely than not that it will not have to sell a security before it recovers its cost basis.  If the conditions above are met, only the credit component of the OTTI will be recognized in earnings and the remainder will be recognized in other comprehensive income.  The FSP also expands and increases the frequency of existing disclosures about OTTI of debt and equity securities.  FSP No. FAS 115-2 and 124-2 is effective for interim periods ending after June 15, 2009 and requires a cumulative-effect adjustment for the non-credit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income as of the beginning of the period of adoption.  The Company is assessing the impact of adopting FSP No. FAS 115-2 and 124-2 on its condensed consolidated financial statements.

In April, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The Company will adopt this FSP for its fiscal quarter ending on June 30, 2009.  FSP No. FAS 107-1 and APB 28-1 only requires additional disclosures and will have no effect on the Company’s condensed consolidated financial position or results of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

Below is a summary of affiliated transactions for those affiliates that are not included in these financial statements.

Reinsurance Related Transactions

As more fully described in Note 6, the Company is party to several reinsurance transactions with Sun Life Assurance Company of Canada (“SLOC”) and other affiliates.

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with Sun Life Reinsurance (Barbados) No. 3 Corp (“BarbCo 3”), an affiliate, to cede all of the risks associated with certain in-force corporate and bank owned variable universal life, and private placement variable universal life policies on a combination coinsurance, coinsurance with funds withheld and a modified coinsurance basis.  Future new business will also be ceded under this agreement.

BarbCo 3 paid an initial ceding commission to the Company of $41.5 million and the Company recorded a funds withheld payable and related reinsurance receivable at the inception of the transaction of $247.9 million and $329.2 million, respectively.  At March 31, 2009, the funds withheld payable and reinsurance receivable related to this agreement were $251.7 million and $331.6 million, respectively.  The Company records the funds withheld payables in its condensed consolidated balance sheets as part of reinsurance payable.

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

Sun Life Vermont, a subsidiary of the Company, entered into a reinsurance agreement with SLOC, effective November 8, 2007, under which the Sun Life Vermont assumed the risks of certain UL policies issued by SLOC through December 31, 2008.  This agreement is described more fully in Note 6.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Capital Transactions

During the three-month period ended March 31, 2009 and the year ended December 31, 2008, the Company received capital contributions totaling $623.7 million and $725.0 million, respectively, from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure the Company continues to exceed certain capital requirements, as prescribed by the NAIC.  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life companies.  The risk-based capital formulas for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

The Company did not make any dividend payments during the three-month periods ending March 31, 2009 and 2008.

Debt Transactions

On November 8, 2007, a long-term financing arrangement was established with a financial institution (the “Lender”) that enables Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, at inception of the treaty, Sun Life Vermont issued a floating rate surplus note of $1 billion (“the Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007- SUNAXXX LLC (“SUNAXXX”), affiliated with the Lender.  During the three-month period ended March 31, 2009, Sun Life Vermont issued a $50 million additional note to SUNAXXX.  At March 31, 2009 and December 31, 2008, the value of the Surplus Note was $1,165 million and $1,115 million, respectively.  Pursuant to an agreement between the Lender and SLC – U.S. Ops Holdings, SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, consolidates SUNAXXX in accordance with FIN 46(R).  Sun Life Vermont has agreed to reimburse SLC – U.S. Ops Holdings for certain costs incurred in connection with the issuance of the Surplus Note.  For the three-month periods ending March 31, 2009 and 2008, the amount of interest expense incurred by Sun Life Vermont was $7.2 million and $14.3 million, respectively.

In 2002, the Company issued two promissory notes with a combined total of $460 million to Sun Life (Hungary) Group Financing Limited Company ("Sun Life (Hungary) LLC").  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  On December 29, 2008, the Company redeemed in part, $62.0 million of the $80.0 million remaining note and paid $64.3 million, including $2.3 million in accrued interest, to Sun Life (Hungary) LLC.  At March 31, 2009 and 2008, the Company had $18.0 million and $80.0 million, respectively, in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $0.3 million and $1.1 million for the three month periods ending March 31, 2009 and 2008, respectively.

At March 31, 2009 and 2008, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company expensed $10.6 million for interest on these surplus notes for the three-month periods ended March 31, 2009 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding III, L.L.C. ("LLC III").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III. Total interest credited for the funding agreements was $4.2 million and $11.7 million for the three-month periods ended March 31 2009 and 2008, respectively. The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $0.5 million and $1.3 million for the three-month periods ended March 31, 2009 and 2008, respectively, for interest on this demand note.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. ("LLC II").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for this funding agreement was $3.9 million and $11.5 million for the three-month periods ended March 31, 2009 and 2008.  The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006.  The Company expensed $0.4 million and $1.3 million for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10.0 million to LLC.  Total interest credited for these funding agreements was $4.1 million and $11.7 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC on June 10, 2005.  The Company expensed $0.5 million and $1.3 million for interest on this demand note for the three-month periods ended March 31, 2009 and 2008, respectively.

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other

The Company and certain of its subsidiaries have administrative services agreements with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $2.0 million and $2.4 million for the three-month periods ended March 31, 2009 and 2008, respectively.

In accordance with an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $75.6 million and $82.4 million for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. ("SLISC"), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement amounted to approximately $3.4 million and $4.7 million for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited ("SLISIL"), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $6.1 million and $7.8 million for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement amounted to approximately $2.7 million and $4.9 million for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $0.8 million and $0.5 million for the three-month periods ended March 31, 2009 and 2008, respectively. The Company paid $4.6 million and $4.7 million for the three-month periods ended March 31, 2009 and 2008, respectively, in investment management services fees to SCA.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

During the three-month periods March 31, 2009 and 2008, the Company paid $9.0 million and $5.8 million, respectively, in distribution fees to Sun Life Financial Distributors, Inc. (“SLFD”).

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to approximately $2.7 and $2.6 million for the three-month periods ended March 31, 2009 and 2008 respectively.  Rental income is reported as a component of net investment income.

During the three-month period ended March 31, 2008, the Company sold mortgages to SLOC with a book value of $129.5 million and a market value of $129.7 million and recorded a gain on the sale of $0.2 million.

The Company records a tax benefit through paid-in-capital for SLF stock options issued to employees of the Company. Related to these stock options, the Company did not record a tax benefit for the three month period ending March 31, 2009. The Company recorded a tax benefit of approximately $0.2 million for the three-month periods ended March 31, 2008.

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with its indirect parent, SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses of $1.5 million and $1.4 million relating to RSUs for the three-month periods ended March 31, 2009 and 2008, respectively.

In 2007, SLNY entered into a series of agreements with Sun Life and Health Insurance Company (“SLHIC”), an affiliate, through which the New York issued business of SLHIC was transferred to SLNY (the “SLHIC to SLNY asset transfer”).  As part of these agreements, SLNY received certain intangible assets totaling $31.3 million.  These included the value of distribution, VOBA, and VOCRA.  The value of distribution of $7.5 million is being amortized on a straight-line basis over its projected economic life of 25 years.  VOBA of $7.6 million is subject to amortization based upon expected premium income over the period from acquisition to the first customer renewal, generally not more than two years.  VOCRA of $16.2 million is subject to amortization based upon expected premium income over the projected life of the in-force business acquired, which is 20 years.  The Company recorded amortization for these intangible assets for the periods identified as follows (in 000’s):

	Value of Distribution	VOBA	VOCRA
Three-month period ended March 31, 2009	$75	$22	$726
Three-month period ended March 31, 2008	$75	$678	$560

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

Wealth Management

The Wealth Management Segment markets, sells and administers funding agreements, individual and group variable annuity products, individual and group fixed annuity products and other retirement benefit products.  These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies.  The Company uses derivative instruments to manage the risks inherent in the contract options.  Additionally, the Company consolidates the CARS Trust and its investments in VIEs as components of the Wealth Management Segment.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000’s):

	Three-month period ended March 31, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 338,430	$ (138,769)	$ 33,390	$ (3,988)	$ 229,063
Total benefits and expenses	118,985	9,841	26,891	6,271	161,988
Income (loss) before income tax expense (benefit)	219,445	(148,610)	6,499	(10,259)	67,075
Net income (loss)	$ 147,863	$ (96,603)	$ 4,224	$ (5,870)	$ 49,614

	Three-month period ended March 31, 2008

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ (256,156)	$ 15,982	$ 24,496	$ 18,429	$ (197,249)
Total benefits and expenses	(38,949)	57,687	29,248	7,525	55,511
(Loss) income before income tax (benefit) expense	(217,207)	(41,705)	(4,752)	10,904	(252,760)
Net (loss) income	$ (137,711)	$ (27,074)	$ (3,089)	$ 8,347	$ (159,527)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Financial assets and liabilities recorded at fair value in the Company’s condensed consolidated balance sheets are categorized as follows:

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of March 31, 2009 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$-	$71,530	$2,588	$74,118
Foreign government	-	500	-	500
States and political subdivisions	-	-	-	-
U.S. Treasury and agency securities	44,430	196	-	44,626
Corporate securities	-	579,426	1,749	581,175
Total available-for-sale fixed maturities	44,430	651,652	4,337	700,419

Trading fixed maturities
Asset-backed and mortgage-backed securities	31,238	1,710,717	377,493	2,119,448
Foreign governments	-	82,908	9,450	92,358
States and political subdivisions	-	556	-	556
U.S. Treasury and agency securities	403,672	30,927	-	434,599
Corporate securities	-	8,655,817	98,857	8,754,674
Total trading fixed maturities	434,910	10,480,925	485,800	11,401,635

Derivative instruments – receivable	2,407	558,911	2,361	563,679
Other invested assets	-	-	-	-
Cash and cash equivalents	2,802,343	-	-	2,802,343
Total investments and cash	3,284,090	11,691,488	492,498	15,468,076

Other assets
Separate account assets (1) (2)	11,950,517	6,876,104	558,767	19,385,388

Total assets measured at fair value on a recurring basis	$15,234,607	$18,567,592	$1,051,265	$34,853,464

(1) Pursuant to the conditions set forth in American Institute of Certified Public Accountants (“AICPA”) Statement of Position  (‘SOP”) 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts", the value of separate account liabilities is set to equal the fair value for separate account assets.

(2) Excludes $0.5 million, primarily related to investment sales receivable, net of investment purchases payable, that are not subject to SFAS No. 157.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of March 31, 2009 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$-	$-	$377,589	$377,589
Guaranteed minimum accumulation benefit liability	-	-	326,105	326,105
Derivatives embedded in reinsurance contracts	-	(25,968)	-	(25,968)
Fixed index annuities	-	-	90,055	90,055
Total other policy liabilities	-	(25,968)	793,749	767,781

Derivative instruments – payable	9,614	1,176,786	39,143	1,225,543

Other liabilities
Bank overdrafts	64,929	-	-	64,929

Total liabilities measured at fair value on a recurring basis	$74,543	$1,150,818	$832,892	$2,058,253

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of December 31, 2008 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$-	$54,793	$4,466	$59,259
Foreign government	-	472	-	472
States and political subdivisions	-	-	-	-
U.S. Treasury and agency securities	56,478	18,503	-	74,981
Corporate securities	-	531,420	7,888	539,308
Total available-for-sale fixed maturities	56,478	605,188	12,354	674,020

Trading fixed maturities
Asset-backed and mortgage-backed securities	-	1,771,382	462,253	2,233,635
Foreign governments	-	84,615	9,200	93,815
States and political subdivisions	-	528	-	528
U.S. Treasury and agency securities	445,732	57,373	-	503,105
Corporate securities	-	8,796,558	134,505	8,931,063
Total trading fixed maturities	445,732	10,710,456	605,958	11,762,146

Derivative instruments – receivable	-	724,435	2,668	727,103
Other invested assets	36,300	143,645	-	179,945
Cash and cash equivalents	1,624,149	-	-	1,624,149
Total investments and cash	2,162,659	12,183,724	620,980	14,967,363

Other assets
Separate account assets (1) (2)	376,709	18,957,344	801,873	20,135,926

Total assets measured at fair value on a recurring basis	$2,539,368	$31,141,068	$1,422,853	$35,103,289

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of December 31, 2008 (000’s):

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended March 31, 2009 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$ 4,466	$ (46)	$(489)	$ -	$ (1,343)	$ 2,588	$ -
Foreign government	-	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,888	123	(131)	(162)	(5,969)	1,749	-
Total available-for-sale fixed maturities	12,354	77	(620)	(162)	(7,312)	4,337	-

Trading fixed maturities
Asset-backed and mortgage-backed securities	462,253	(49,017)	-	(8,335)	(27,408)	377,493	(1,488)
Foreign governments	9,200	250	-	-	-	9,450	250
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,505	15,311	-	(3,121)	(47,838)	98,857	4,234
Total trading fixed maturities	605,958	(33,456)	-	(11,456)	(75,246)	485,800	2,996

Derivative instruments – receivable	2,668	(328)	-	21	-	2,361	(328)
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	620,980	(33,707)	(620)	(11,597)	(82,558)	492,498	2,688

Other assets
Separate account assets (1)	801,873	5,836	-	(60,598)	(188,344)	558,767	25,428

Total assets measured at fair value on a recurring basis	$ 1,422,853	$ (27,871)	$ (620)	$ (72,195)	$ (270,902)	$1,051,265	$ 28,096

(1)
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2)	Transfers in and/or (out) of level 3 during the three-month period ended March 31, 2009 are primarily attributable to changes in the observability of inputs used to price the securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended March 31, 2009 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 335,612	$ 30,956	$ -	$ 11,021	$ -	$ 377,589	$ 34,571
Guaranteed minimum accumulation benefit liability	358,604	(37,081)	-	4,582	-	326,105	(34,033)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	106,619	(9,910)	-	(6,654)	-	90,055	(14,970)
Total other policy liabilities	800,835	(16,035)	-	8,949	-	793,749	(14,432)

Derivative instruments – payable	42,066	(2,923)	-	-	-	39,143	(2,923)

Total liabilities measured at fair value on a recurring basis	$ 842,901	$ (18,958)	$ -	$ 8,949	$ -	$ 832,892	$ (17,355)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended March 31, 2008 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturities
Asset-backed and mortgage-backed securities	$ 4,330	$ (123)	$ (260)	$ -	$ -	$ 3,947	$ -
Foreign government	-	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	9,039	120	(701)	(309)	2,062	10,211	-
Total available-for-sale fixed maturities	13,369	(3)	(961)	(309)	2,062	14,158	-

Trading fixed maturities
Asset-backed and mortgage-backed securities	1,085,287	(207,056)	-	(228)	32,429	910,432	(206,600)
Foreign governments	63,331	(1,453)	-	229	-	62,107	(1,453)
States and political subdivisions	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,446	(15,892)	-	4,529	113,964	237,047	(14,875)
Total trading fixed maturities	1,283,064	(224,401)	-	4,530	146,393	1,209,586	(222,928)

Derivative instruments – receivable	24,073	5,927	-	-	-	30,000	5,927
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	1,320,506	(218,477)	(961)	4,221	148,455	1,253,744	(217,001)

Other assets
Separate account assets (1)	1,752,495	(15,088)	-	(161,839)	(384,250)	1,191,318	(23,409)

Total assets measured at fair value on a recurring basis	$ 3,073,001	$ (233,565)	$ (961)	$ (157,618)	$ (235,795)	$2,445,062	$ (240,410)

(1) The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.
(2) Transfers in and/or (out) of level 3 during the three-month period ended March 31, 2008 are primarily attributable to changes in the observability of inputs used to price the securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended March 31, 2008 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 10,151	$ 14,881	$ -	$ 5,853	$ -	$ 30,885	$ 14,901
Guaranteed minimum accumulation benefit liability	22,649	38,264	-	5,955	-	66,868	38,298
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	392,017	(147,543)	-	1,245	-	245,719	(132,357)
Total other policy liabilities	424,817	(94,398)	-	13,053	-	343,472	(79,158)

Derivative instruments – payable	11,627	16,327	-	-	-	27,954	16,327

Total liabilities measured at fair value on a recurring basis	$ 436,444	$ (78,071)	$ -	$ 13,053	$ -	$ 371,426	$ (62,831)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The FV Option

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provided entities the option to measure certain financial assets and financial liabilities at fair value (the “FV Option”) with changes in fair value recognized in earnings each period.  SFAS No. 159 also permits the FV Option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company adopted SFAS No. 159 as of January 1, 2008.  The Company has elected to apply the provisions of SFAS No. 159 for all fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale.  At December 31, 2007 such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion, and are now classified as trading fixed maturities.

The Company adopted the FV Option to more closely align the changes in the fair values of its derivative instruments, which are reported as a component of net derivative loss in the income statement, with the changes in the fair value of its fixed maturity investments, a significant portion of which are now reported as a component of net investment income in the income statement, due to the election of the FV Option.  The Company does not employ hedge accounting for any of its derivative instruments.  The Company primarily uses interest rate swaps as part of its asset-liability management strategy, which generally experiences changes in fair value due to interest rate changes.  As such, the Company is attempting to mitigate earnings volatility by electing the FV Option for a significant portion of its fixed maturity investment portfolio, which is expected to experience inverse movements in fair value related to interest rate changes.  Additionally, this election provides greater accounting consistency with the Parent and SLF, and will make it possible for the Company to employ different investment strategies in the future, whereby portfolio trading will not influence the Company’s accounting.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments primarily for risk management purposes to hedge against specific interest rate risk, foreign currency exchange rates, equity market conditions, and to alter exposure arising from mismatches between assets and liabilities.  Derivative instruments are recorded in the condensed consolidated balance sheets at fair value and are presented as assets or liabilities as determined by calculating the gross position by legal entity, taking into account income accruals and cash collateral held.

The Company does not employ hedge accounting.  The Company believes that its derivatives provide economic hedges and the cost of formally documenting hedge effectiveness in accordance with the provisions of SFAS No.133 is not justified.  As a result, all changes in the fair value of derivatives are recorded in the current period operations as a component of net derivative income.

The primary types of derivatives held by the Company include swap agreements, swaptions, futures, call/put options, and embedded derivatives, as described below.

Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flows payments at pre-determined intervals and are based upon or calculated by reference to changes in specified interest rates (fixed or floating), foreign currency exchange rates, or prices on an underlying principal balance (notional).  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency exchange swaps.  A single net payment is usually made by one counterparty at pre-determined dates. The net payment is recorded as a component of net derivative income.

Interest rate swaps are generally used to change the character of cash flows (e.g. fixed payments to floating rate payments) for duration matching purposes and to manage exposures to changes in the risk-free interest rate.

Foreign currency swaps are utilized as an economic hedge against changes in foreign currencies associated with certain non-US dollar denominated cash flows.  From 2000 through 2002, and again in 2005, the Company marketed guaranteed investment contracts (“GICs”) to unrelated third parties.  Each transaction is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps.  The combination of the currency swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Swap Agreements (continued)

On September 6, 2006 the Company entered into an agreement with the CARS Trust.  Through this agreement, the Company purchased a funded note, which is referenced through a credit default swap, as the seller of credit protection, to the credit performance of a portfolio of corporate reference entities.  The Company entered into this credit structure for yield enhancement.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FIN 46(R).  As a result of the consolidation, the Company has recorded in its balance sheet a credit default swap held by the CARS Trust.   At issue, the swap had a seven year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement.  At March 31, 2009 and December 31, 2008, the CARS Trust has not had to make any payments under the terms of the swap as the sum of all credit events has not exceeded the threshold amount.  At March 31, 2009 and December 31, 2008, the fair value of the credit default swap was $(39.1) million and $(42.1) million, respectively.  Under the terms of the credit derivative, the maximum future payments the CARS Trust could be required to make is $55.0 million.  In the event the trust was required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  As of March 31, 2009 and December 31, 2008, the fair value of the assets held as collateral by the CARS Trust was $39.7 million and $42.3 million, respectively.

Swaptions

The Company utilizes payer swaptions to hedge exposure to interest rate risk.  Swaptions give the buyer the option to enter into an interest rate swap per the terms of the original swaption agreement.  A premium is paid on settlement date and no further cash transactions occur until the positions settle or expire.  At expiration, the swaption either cash settles for value, settles into an interest rate swap, or expires worthless per the terms of the original swaption agreement.

Futures

Futures contracts are entered into for purposes of hedging liabilities on fixed index and domestic variable annuity products, based on changes in an underlying reference equity index.  Certain futures are also utilized to hedge interest rate risk associated with these products.  On the trade date, an initial cash margin is exchanged.  Daily cash is exchanged to settle the daily variation margin.

Call/Put Options

The Company utilizes over-the-counter (“OTC”) put options and exchange traded futures on major indices to hedge against stock market exposure inherent in the guaranteed minimum death benefit and living benefit features of the Company's variable annuities.  The Company also purchases OTC call options on major indices to economically hedge its obligation under certain fixed annuity contracts, as well as enhance income on the underlying assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Embedded Derivatives

The Company issues annuity contracts and enters into reinsurance agreements that contain a derivative instrument that is embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or reinsurance agreement) and is carried at fair value.  See Note 9 for further information regarding derivatives embedded in annuity contracts; see Note 6 for further information regarding derivatives embedded in reinsurance contracts.

The following is a summary of the Company’s derivative positions at:

	As of December 31, 2008		As of March 31, 2009
	Number of Contracts	Principal Notional (in 000’s)	Number of Contracts	Principal Notional (in 000’s)

Interest rate swaps	218	$ 14,036,100	198	$ 12,809,600
Currency swaps	14	408,773	14	408,773
Credit default swaps	1	55,000	1	55,000
Equity swaps	2	4,908	2	4,908
Currency forwards	-	-	-	-
Swaptions	5	1,150,000	5	1,150,000
Futures	927	1,991,840	(9,456)	1,340,750
Index call options	8,081	1,166,148	7,200	1,078,958
Index put options	5,500	591,385	4,930	477,861
Total	14,748	$ 19,404,154	2,894	$ 17,325,850

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

The following is a summary of the Company’s derivative asset and liability positions by primary risk exposure as of March 31, 2009 (in 000’s).  With the exception of embedded derivatives, all derivatives are carried at fair value in derivative instruments – receivable or derivative instruments – payable in the Company’s condensed consolidated balance sheet.  Embedded derivatives related to reinsurance agreements and annuity contracts are carried at fair value in contractholder deposit funds and other policy liabilities in the Company’s condensed consolidated balance sheet.

	As of March 31, 2009
	Asset Derivatives	Liability Derivatives
	Fair Value (a)	Fair Value (a)

Interest rate contracts	$ 413,170	$ 1,174,381
Foreign currency contracts	46,210	2,405
Equity contracts	101,892	-
Credit contracts	-	39,143
Futures (b)	2,407	9,614
Embedded derivatives (c)	147,010	914,791
Total	$ 710,689	$ 2,140,334

(a)	Amounts are presented without consideration of master netting agreements and collateral.
(b)	Futures include both interest rate and equity price risks.
(c)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

The following is a summary of the Company’s realized and unrealized gains and losses by derivative type for the three-month period ended March 31, 2009 (in 000’s).  All realized and unrealized derivative gains and losses are recorded in net derivative income (loss) in the Company’s condensed consolidated statement of operations.

For the Period Ended March 31, 2009
Gain (Loss) Recognized in Income
Interest rate contracts	$ 110,630
Foreign currency contracts	4,662
Equity contracts	7,706
Credit contracts	2,923
Futures	38,250
Embedded derivatives	(20,872)
Total	$ 143,299

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, contractual requirements for transacting with counterparties and collateral support agreements, and limitations on counterparty concentrations. Exposures by counterparty are monitored closely, as well as counterparty credit ratings.  All contracts are held with counterparties rated A or higher.  As of March 31, 2009, the Company’s liability positions were to a total of 16 counterparties, of which the largest single unaffiliated counterparty payable had credit exposure of $(118.9) million.

The Company’s asset positions were to a total of 21 counterparties, of which the largest single unaffiliated counterparty receivable had credit exposure of $81.2 million.

Credit-related Contingent Features

All derivative transactions are covered under standardized contractual agreements with counterparties, all of which include credit related contingent features. Certain counterparty relationships may also include supplementary agreements with such tailored terms as additional triggers for early terminations, acceptable practices related to cross transaction netting, or minimum thresholds for determining collateral.

Credit-related triggers include failure to pay or deliver on an obligation past certain grace periods, bankruptcy, or the downgrade of credit ratings to below a stipulated level.  These apply to both the Company and its counterparty.  The aggregate value of all derivative instruments with credit risk-related contingent features that are in a liability position on March 31, 2009 is approximately $2.1 billion.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its liability positions, offset by the value of previously pledged collateral. If an early termination is triggered on March 31, 2009, the Company would be expected to settle a net obligation of approximately $1.7 billion.

If counterparties are unable to meet accelerated payment obligations, the Company may also be exposed to uncollectible asset positions, offset by the value of collateral that has been posted with the Company.

At March 31, 2009, the Company has collateral of $385.5 million pledged to counterparties, including a combination of cash and US Treasury securities and other collateral. The Company is holding cash collateral posted by counterparties of $160.9 million.

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

Wealth Management Segment

The Wealth Management Segment manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion and $1.6 billion as of March 31, 2009 and December 31, 2008, respectively.  This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.

Related to this agreement, the Company held the following assets and liabilities (in thousands) at:

	March 31,	December 31,
	2009	2008
Assets Reinsurance receivable	$1,559,711	$1,560,946
Other assets	-	38,998

Liabilities Contractholder deposit funds and other policy liabilities	1,413,158	1,428,331
Reinsurance payable	1,515,372	1,509,989

The funds withheld assets are comprised of trading bonds and mortgages that the Company manages.  The significant decline in the value of the funds withheld assets during the year ended December 31, 2008 increased the value of an embedded derivative which has been separated from the host reinsurance contract and recorded at fair value in the Company’s condensed consolidated balance sheet.  The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $130.2 million and $130.6 million at March 31, 2009 and December 31, 2008, respectively.  The Company records the embedded derivative in its condensed consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.  The change in value of this embedded derivative decreased derivative income by $0.4 million for the three-month period ended March 31, 2009.  Reinsurance payable includes a funds withheld liability of $1,515.4 million and $1,510.0 million at March 31, 2009 and December 31, 2008, respectively.

By reinsuring the SPWL product, the Company reduced net investment income by $27.2 million and $21.7 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The Company also reduced interest credited by $19.0 million and $18.8 million for the three-month periods ended March 31, 2009 and 2008, respectively. In addition, the Company increased net investment income relating to an experience rate refund under the reinsurance agreement by $0.7 million and $1.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Individual Protection Segment

The following are the Company’s significant reinsurance agreements that impact the Individual Protection Segment:

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with BarbCo 3, an affiliate, to cede all of the risks associated with certain in-force corporate and bank owned variable universal life, and private placement variable universal life policies on a combination coinsurance, coinsurance with funds withheld and a modified coinsurance basis.  Future new business will also be ceded under this agreement.

At the inception of the transaction, BarbCo 3 paid an initial ceding commission to the Company of $41.5 million and the Company recorded a reinsurance payable and related reinsurance receivable of $370.7 million and 329.2 million, respectively.  The reinsurance payable included a funds withheld liability of $247.9 million and a deferred gain of $122.8 million.

Related to this agreement, the Company held the following assets and liabilities (in thousands) at:

March 31,
2009
Assets Reinsurance receivable	$331,598

Liabilities Contractholder deposit funds and other policy liabilities	342,921
Reinsurance payable	374,411

Reinsurance payable includes a funds withheld liability of $251.7 million and deferred gain of $122.7 million at March 31, 2009.  The funds withheld assets are comprised of trading bonds being managed by the Company.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $3.3 million at March 31, 2009 and resulted in derivative income of $3.3 million for the three-month period ended March 31, 2009.  In addition, the reinsurance agreement has decreased revenues and expenses by approximately $8.1 million and $9.3 million, respectively, for the three-month period ended March 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

The Company, through Sun Life Vermont, entered into a reinsurance agreement with SLOC effective November 8, 2007.  Pursuant to this reinsurance agreement, Sun Life Vermont will fund AXXX reserves, attributable to certain UL policies sold by SLOC through its United States branch (the "Branch").  Sun Life Vermont reinsures, on a coinsurance basis, a 100% quota share of SLOC's risk on the UL policies covered under the reinsurance agreement.  Sun Life Vermont's obligations will be secured in part through a reinsurance trust and in part on a funds-withheld basis.  Related to this agreement, Sun Life Vermont held the following assets and liabilities at (in thousands):

	March 31,	December 31,
	2009	2008
Assets Reinsurance receivable for funds withheld	$923,258	$1,105,722
Reinsurance receivable – other	26,737	19,686

Liabilities Contractholder deposit funds and other policy liabilities	862,956	813,387
Future contract and policy benefits	66,690	73,058
Other liabilities	-	12,004

At March 31, 2009, the funds withheld assets of $923.3 million are comprised of bonds, mortgages and derivatives and are held in a separate trust account for the protection of policyholders and claimants of the Branch.  The assets of the trust are managed by SLOC with all of the investment returns, net of expenses, inuring to the Company.  The funds withheld asset is reported as reinsurance receivable.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $121.0 million and a $91.8 million at March 31, 2009 and December 31, 2008, respectively.  The change in value of this embedded derivative decreased derivative income by $29.2 million and $15.9 million for the three month period ended March 31, 2009 and 2008, respectively.  The Company records embedded derivative as part of contractholder deposit funds and other policy liabilities.

In addition, the reinsurance agreement has (decreased) increased revenues by approximately $(129.2) million and $25.2 million for the three-month periods ended March 31, 2009 and 2008, respectively, and (decreased) increased expenses by $(11.7) million and $14.0 million for the three-month period ended March 31, 2009 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective December 31, 2007, the Company, through SLNY, entered into a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves attributable to certain UL policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  Related to this agreement, SLNY held the following assets and liabilities at (in thousands):

	March 31,	December 31,
	2009	2008
Assets Reinsurance receivables	$90,506	$77,628
Other assets	-	2,676

Liabilities Contractholder deposit funds and other policy liabilities	64,298	63,210
Future contract and policy benefits	4,509	3,162
Reinsurance payable	148,998	140,832
Other liabilities	-	1,057

Reinsurance payable includes a funds withheld liability of $98.7 million and $89.4 million at March 31, 2009 and December 31, 2008, respectively; and a deferred gain of $49.8 million and $51.4 million at March 31, 2009 and December 31, 2008, respectively.  The funds withheld assets comprised of trading fixed maturity securities and mortgage loans being managed by SLNY.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $13.5 million and $12.0 million at March 31, 2009 and December 31, 2008, respectively.  The change in the value of this embedded derivative resulted in derivative income of $1.5 million and $0.5 million for the three-month periods ended March 31, 2009 and 2008, respectively.

In addition, the reinsurance agreement between SLOC and SLNY has decreased revenues by approximately $2.3 million and $5.3 million for the three-month periods ended March 31, 2009 and 2008, respectively, and decreased benefits and expenses by approximately $5.3 million and $2.3 million for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company has other agreements with SLOC and several unrelated companies, which provide for reinsurance of portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”), and corporate owned life insurance (“COLI”) policies. These amounts are reinsured on either a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements have decreased revenues by approximately $42.3 million and $32.6 million for the three-month periods ended March 31, 2009 and 2008, respectively, and decreased expenses by approximately $30.0 million and $24.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.

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

The Company, through its subsidiary, SLNY, has an agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At March 31, 2009, SLNY held policyholder liabilities related to this contract of $31.8 million.  In addition, the reinsurance agreement has increased revenues by approximately $14.0 million and $13.3 million for the three-month periods ended March 31, 2009 and 2008, respectively, and benefits and expenses by approximately $10.7 million and $12.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.

7. COMMITMENTS AND CONTINGENT LIABILITIES

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance, and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the three-month periods ended March 31, 2009 and 2008, the Company recorded benefit of $4.1 million and $3.0 million, respectively, related to the separate account DRD.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  RETIREMENT PLANS

Prior to December 31, 2008, the Company sponsored three non-contributory defined benefit pension plans for its employees and certain affiliated employees.  These plans were the staff qualified pension plan (“staff pension plan”), the agents’ qualified pension plan (“agents’ pension plan”) and the staff nonqualified pension plan (“UBF plan”) (collectively, the “Pension Plans”).  Expenses are allocated to participating companies based in a manner consistent with the allocation of employee compensation expenses.

Effective December 31, 2008, the agents’ pension plan was merged into the staff pension plan. The plan merger resulted in a transfer from the agents’ pension plan to the staff pension plan of a projected benefit obligation of $8.8 million and plan assets of $28.3 million. The plan merger did not change the provisions of the agents’ pension plan.

The Company sponsors a postretirement benefit plan for its employees and certain affiliated employees providing certain health, dental and life insurance benefits for retired employees and dependents (the “Other Benefit Plan”).  Expenses are allocated to participating companies based on the number of participants.

The following table sets forth the components of the Company’s net periodic pension cost for the three-month periods ended March 31 (in 000’s):

	2009		2008
	Pension Plans	Other Benefit Plan	Pension Plans	Other Benefit Plan

Components of net periodic benefit cost:
Service cost	$ 649	$ 438	$ 880	$ 404
Interest cost	4,358	805	4,154	833
Expected return on plan assets	(3,702)	-	(5,743)	-
Amortization of transition obligation asset	(523)	-	(523)	-
Amortization of prior service cost	84	(132)	84	(132)
Recognized net actuarial loss (gain)	696	95	(198)	229
Net periodic cost (benefit)	1,562	1,206	$ (1,346)	$ 1,334
The Company’s share of net periodic benefit cost (benefit)	$ 1,562	$ 949	$ (1,346)	$ 1,160

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at March 31, 2009 (in 000’s, except age data):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	12,030,300	5,029,011	67.4
Minimum income	173,697	139,006	60.9
Minimum accumulation and withdrawal	5,078,752	1,113,715	63.8

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2008:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 12,627,787	$ 4,398,559	66.7
Minimum Income	$ 189,863	$ 130,177	60.8
Minimum Accumulation or Withdrawal	$ 4,961,237	$ 857,764	63.0

1   Net amount at risk represents the difference between guaranteed benefits and account balance.

The following roll-forward summarizes the change in reserve for the Company’s guaranteed minimum death and income benefits at March 31, 2009 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2008	$ 201,648	$ 18,773	$ 220,421

Benefit ratio change / Assumption changes	48,727	5,201	53,928
Incurred guaranteed benefits	10,436	1,146	11,582
Paid guaranteed benefits	(36,172)	(963)	(37,135)
Interest	4,058	340	4,398

Balance at March 31, 2009	$ 228,697	$ 24,497	$ 253,194

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

Guaranteed minimum accumulation benefits (“GMABs”) and withdrawal benefits (“GMWBs”) are considered to be derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are recorded at fair value through earnings.  Consistent with the provisions of SFAS No. 157, effective January 1, 2008, the Company began incorporating actively-managed volatility adjustments, a credit standing adjustment, and a behavior risk margin in its calculation of the embedded derivative.  The net balance of GMABs and GMWBs constituted a liability in the amount of $703.7 million and $694.2 million at March 31, 2009 and December 31, 2008, respectively.  The Company records GMAB and GMWB reserves in its condensed consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. GOODWILL

Goodwill represents the intangible asset related to the transfer of goodwill to SLNY, based on the SLHIC to SLNY asset transfer, effective May 31, 2007.  Goodwill is allocated to the Group Protection Segment.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis.  The Company will complete the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2009.

No events occurred during the current quarter that would require an interim impairment test of the goodwill.

11. SECURITIES LENDING

The Company participates in a securities lending program to generate additional income, whereby certain fixed maturity securities are loaned for a specified period of time from the Company’s portfolio to qualifying third parties, via a lending agent.  Borrowers of these securities provide collateral of 102% of the market value of the loaned securities.  The Company accepts cash as the only form of collateral.  Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults.

As of March 31, 2009 and December 31, 2008, the fair value of the loaned securities was approximately $68.6 million and $175.0 million, respectively, and was included in fixed maturities, available-for-sale, and cash and cash equivalents in the Company’s condensed consolidated balance sheets.  The Company recorded cash collateral relating to the securities lending program in the amount of $122.5 million and $183.5 million as of March 31, 2009 and December 31, 2008, respectively, all of which was re-invested in certain cash instruments and other available-for-sale securities.  As of December 31, 2008, the Company recorded the collateral investments at fair value in the condensed consolidated balance sheet in other invested assets.  At March 31, 2009, the Company recorded the collateral investments at fair value in the condensed consolidated balance sheets in available-for-sale securities and cash and cash equivalent.  The fair value of the collateral investments at March 31, 2009 and December 31, 2008 was $119.8 million and $179.9 million, respectively.

The Company earns income from the reinvestment of the cash collateral.  The Company recorded before-tax income from securities lending transactions, net of lending fees, of $0.4 million and $0.9 million for the three-month periods ended March 31, 2009 and 2008, respectively, which was included in net investment income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. INCOME TAXES

The Company accounts for current and deferred income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, and recognizes reserves for income taxes in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes”.

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

The Company’s net deferred tax asset is comprised of gross deferred tax assets, gross deferred tax liabilities and a valuation allowance.  The gross deferred tax assets are primarily related to unrealized investment security losses, policyholder reserves, and a net operating loss (“NOL”) carryforward, which, if unutilized, will expire in 2023.  The Company’s net deferred tax asset was $849.3 million and $856.8 million at March 31, 2009 and December 31, 2009, respectively.

The Company has established a valuation allowance for deferred tax assets that do not meet the more likely than not realization criteria.  The valuation allowance was $79.7 million and $79.9 million at March 31, 2009 and December 31, 2008, respectively, and related to certain deferred tax assets that arose from investment losses.  The Company believes that it is more likely than not that the deferred tax assets related to the remaining unrealized investment losses will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of value.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

In the following presentation of Condensed Consolidating financial statements, the term "SLUS as Parent" is used to denote the Company as a stand alone entity, isolated from its subsidiaries, and the term "Other Subs" is used to denote the Company's other subsidiaries, with the exception of SLNY.  All Condensed Consolidating financial statements are presented in thousands.

Condensed Consolidating Statements of Operations
For the three-month period ended March 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$1,513	$31,027	$-	$-	$32,540
Net investment income (loss) (1)	125,567	16,796	(124,869)	-	17,494
Net derivative income (loss)	129,250	596	13,453	-	143,299
Net realized investment (losses) gains	(1.946)	(1)	50	-	(1,897)
Fee and other income	76,114	(987)	(37,500)	-	37,627

Total revenues	330,498	47,431	(148,866)	-	229,063

Benefits and Expenses

Interest credited	100,107	12,212	8,716	-	121,035
Interest expense	11,278	802	7,239	-	19,319
Policyowner benefits	82,554	19,088	(9,427)	-	92,215
Amortization of DAC, VOBA and VOCRA	(96,718)	(10,706)	(14,466)	-	(121,890)
Other operating expenses	36,358	9,802	5,149	-	51,309

Total benefits and expenses	133,579	31,198	(2,789)	-	161,988

Income (loss) before income tax expense (benefit)	196,919	16,233	(146,077)	-	67,075

Income tax expense (benefit)	68,394	3,958	(54,891)		17,461
Equity in the net loss of subsidiaries	(78,911)	-	-	78,911	-

Net income (loss)	$49,614	$12,275	$(91,186)	$78,911	$49,614

 (1)SLUS’, SLNY’s and Other Subs’ net investment income (loss) includes a decrease in market value of trading fixed maturity securities of $28.7 million, $1.2 million and $80.7 million, respectively, for the three-month period ended March 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended March 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$4,699	$24,942	$-	$-	$29,641
Net investment (loss) income (1)	(271,760)	(16,614)	12,107	-	(276,267)
Net derivative loss (2)	(43,750)	(2,606)	(33,844)	-	(80,200)
Net realized investment gains	2,725	-	9	-	2,734
Fee and other income	105,329	5,158	16,356	-	126,843

Total revenues	(202,757)	10,880	(5,372)	-	(197,249)

Benefits and Expenses

Interest credited	130,091	11,484	7,552	-	149,127
Interest expense	16,717	40	14,320	-	31,077
Policyowner benefits	43,261	21,518	5,634	-	70,413
Amortization of DAC, VOBA and VOCRA (3)	(250,525)	(19,160)	(2,962)	-	(272,647)
Other operating expenses	55,228	14,534	7,779	-	77,541

Total benefits and expenses	(5,228)	28,416	32,323	-	55,511

Loss before income tax benefit	(197,529)	(17,536)	(37,695)	-	(252,760)

Income tax benefit	(73,748)	(6,248)	(13,237)	-	(93,233)
Equity in the net loss of subsidiaries	(35,746)	-	-	35,746	-

Net loss	$(159,527)	$(11,288)	$(24,458)	$35,746	$(159,527)

(1)SLUS’, SLNY’s and Other Subs’ net investment (loss) income includes a decrease in market value of trading fixed maturity securities of $514.2 million, $36.5 million and $43.5 million, respectively, for the three-month period ended March 31, 2008.

(2)SLUS’ and SLNY’s net derivative loss for the three-month period ended March 31, 2008 includes $165.8 million and $0.3 million, respectively, of income related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 4.

(3)SLUS’ and SLNY’s amortization of DAC, VOBA, and VOCRA for the three-month period ended March 31, 2008 includes $3.0 million and $0.2 million, respectively, of expenses related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 4.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at March 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$511,519	$139,697	$49,203	$-	$700,419
Trading fixed maturities at fair value	9,404,389	958,609	1,038,637	-	11,401,635
Investment in subsidiaries	409,451	-	-	(409,451)	-
Mortgage loans	1,876,069	169,249	5,533	-	2,050,851
Derivative instruments – receivable	563,679	-	-	-	563,679
Limited partnerships	57,158	-	-	-	57,158
Real estate	156,717	-	43,867	-	200,584
Policy loans	700,837	153	24,033	-	725,023
Other invested assets	30,318	45	-	-	30,363
Cash and cash equivalents	2,202,612	310,282	289,449	-	2.802,343
Total investments and cash	15,912,749	1,578,035	1,450,722	(409,451)	18,532,055

Accrued investment income	218,285	14,032	17,413	-	249,730
Deferred policy acquisition costs	2,745,299	254,437	99,075	-	3,098,811
Value of business and customer renewals acquired	154,080	9,994	-	-	164,074
Net deferred tax asset	850,128	21,576	-	(22,376)	849,328
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	3,530	489	297	-	4,316
Reinsurance receivable	2,241,075	98,812	945,376	-	3,285,263
Other assets	181,731	27,691	1,824	-	211,246
Separate account assets	19,184,837	651,670	40,347	-	19,876,854

Total assets	$41,491,714	$2,664,035	$2,555,054	$(431,827)	$46,278,976

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,407,158	1,400,929	895,768	-	17,703,855
Future contract and policy benefits	876,973	95,119	67,117	-	1,039,209
Payable for investments purchased	166,101	36	13	-	166,150
Accrued expenses and taxes	50,066	(15,752)	57,552	-	91,866
Net deferred income tax liability	-	-	22,376	(22,376)	-
Debt payable to affiliates	883,000	-	1,165,000	-	2,048,000
Reinsurance payable	1,892,733	149,804	-	-	2,042,537
Derivative instruments – payable	1,104,284	-	121,259	-	1,225,543
Other liabilities	487,399	48,636	109,764	-	645,799
Separate account liabilities	19,184,837	651,670	40,347	-	19,876,854

Total liabilities	40,052,551	2,330,442	2,479,196	(22,376)	44,839,813

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,495,894	389,963	255,300	(645,263)	3,495,894
Accumulated other comprehensive loss	(159,242)	(27,343)	(3,924)	31,267	(159,242)
Retained earnings	(1,903,926)	(31,127)	(178,060)	209,187	(1,903,926)

Total stockholder’s equity	1,439,163	333,593	75,858	(409,451)	1,439,163

Total liabilities and stockholder’s equity	$41,491,714	$2,664,035	$2,555,054	$(431,827)	$46,278,976

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$476,180	$148,124	$49,716	$-	$674,020
Trading fixed maturities at fair value	9,639,477	988,809	1,133,860	-	11,762,146
Investment in subsidiaries	450,444	-	-	(450,444)	-
Mortgage loans	1,911,114	171,889	-	-	2,083,003
Derivative instruments – receivable	727,103	-	-	-	727,103
Limited partnerships	78,289	-	-	-	78,289
Real estate	157,403	-	44,067	-	201,470
Policy loans	704,548	156	24,703	-	729,407
Other invested assets	206,902	4,529	-	-	211,431
Cash and cash equivalents	1,202,336	377,958	43,855	-	1,624,149
Total investments and cash	15,553,796	1,691,465	1,296,201	(450,444)	18,091,018

Accrued investment income	250,170	15,226	17,168	-	282,564
Deferred policy acquisition costs	2,555,042	233,401	73,958	-	2,862,401
Value of business and customer renewals acquired	169,083	10,742	-	-	179,825
Net deferred tax asset	910,344	22,627	-	(76,126)	856,845
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	6,743	430	375	-	7,548
Reinsurance receivable	1,872,687	82,976	1,120,952	-	3,076,615
Other assets	200,218	20,835	1,787	-	222,840
Separate account assets	19,797,280	690,524	43,920	-	20,531,724

Total assets	$41,315,363	$2,775,525	$2,554,361	$(526,570)	$46,118,679

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,351,097	$1,348,109	$846,515	$-	$17,545,721
Future contract and policy benefits	847,228	93,975	73,485	-	1,014,688
Payable for investments purchased	212,788	150,160	565	-	363,513
Accrued expenses and taxes	81,362	(21,325)	58,634	-	118,671
Deferred tax liability	-	-	76,126	(76,126)	-
Debt payable to affiliates	883,000	-	1,115,000	-	1,998,000
Reinsurance payable	1,509,989	140,832	-	-	1,650,821
Derivative instruments – payable	1,327,126	-	167,215	-	1,494,341
Other liabilities	510,238	44,597	51,110	-	605,945
Separate account liabilities	19,797,280	690,524	43,920	-	20,531,724

Total liabilities	40,520,108	2,446,872	2,432,570	(76,126)	45,323,424

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,872,242	389,963	209,749	(599,712)	2,872,242
Accumulated other comprehensive loss	(129,884)	(20,008)	(3,626)	23,634	(129,884)
Accumulated deficit	(1,953,540)	(43,402)	(86,874)	130,276	(1,953,540)

Total stockholder’s equity	795,255	328,653	121,791	(450,444)	795,255

Total liabilities and stockholder’s equity	$41,315,363	$2,775,525	$2,554,361	$(526,570)	$46,118,679

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the three-month period ended March 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income (loss)	$49,614	$12,275	$(91,186)	$78,911	$49,614
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	8,934	146	(456)	-	8,624
Amortization of DAC, VOBA and VOCRA	(96,718)	(10,706)	(14,466)	-	(121,890)
Depreciation and amortization	1,457	78	215	-	1,750
Net losses on derivatives	(172,068)	(596)	(16,742)	-	(189,406)
Net realized gains (losses) on available-for-sale investments	1,946	1	(50)	-	1,897
Changes in fair value of trading investments	28,698	1,182	80,699	-	110,579
Net realized losses on trading investments	44,848	49	483	-	45,380
Undistributed loss in private equity limited partnerships	(1,481)	-	-	-	(1,481)
Interest credited to contractholder deposits	100,107	12,212	8,716	-	121,035
Equity in net (income) loss of Subsidiaries	78,911			(78,911)	-
Deferred federal income taxes	71,915	4,999	(53,591)	-	23,323
Equity in net income of subsidiaries	-	-	-	-	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(78,536)	(9,581)	(10,652)	-	(98,769)
Accrued investment loss (income)	31,885	1,194	(245)	-	32,834
Net reinsurance receivable/payable	44,162	(6,055)	175,576	-	213,683
Future contract and policy benefits	29,745	1,144	(6,368)	-	24,521
Other, net	(704)	(141,216)	57,535	-	(84,385)

Net cash provided by (used in) operating activities	$142,715	$(134,874)	$129,468	$-	$137,309

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	9,570	60	85	-	9,715
Trading fixed maturities	170,164	28,748	14,594	-	213,506
Mortgage loans	59,542	2,640	-	-	62,182
Other invested assets	206,907	1,595	-	-	208,502
Purchases of:				-
Available-for-sale fixed maturities	(925)	-	-	-	(925)
Trading fixed maturities	(19,163)	-	(552)	-	(19,715)
Mortgage loans	(26,113)	-	(5,533)	-	(31,646)
Real estate	(399)	-	(15)	-	(414)
Other invested assets	(14,925)	(15)	-	-	(14,940)
Net change in other investments	(59,107)	(1,903)	-	-	(61,010)
Net change in policy loans	3,711	3	670	-	4,384

Net cash provided by investing activities	$329,262	$31,128	$9,249	$-	$369,639
Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the three-month period ended March 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$620,364	$106,564	$13,470	$-	$740,398
Withdrawals from contractholder deposit funds	(651,886)	(66,169)	(2,144)	-	(720,199)
Additional capital contributed to subsidiaries	(45,551)	-	-	45,551	-
Capital contribution from Parent	623,652	-	45,551	(45,551)	623,652
Debt proceeds	-	-	50,000	-	50,000
Other, net	(18,280)	(4,325)	-	-	(22,605)
				-
Net cash provided by financing activities	528,299	36,070	106,877	-	671,246

Net change in cash and cash equivalents	1,000,276	(67,676)	245,594	-	1,178,194

Cash and cash equivalents, beginning of period	1,202,336	377,958	43,885	-	1,624,149

Cash and cash equivalents, end of period	$2,202,612	$310,282	$289,449	$-	$2,802,343

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the three-month period ended March 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net loss	$(159,527)	$(11,288)	$(24,458)	$35,746	$(159,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	6,354	621	(464)	-	6,511
Amortization of DAC, VOBA and VOCRA	(250,525)	(19,160)	(2,962)	-	(272,647)
Depreciation and amortization	1,312	76	151	-	1,539
Net losses on derivatives	31,141	2,605	33,746	-	67,492
Net realized gains on available-for-sale investments	(2,725)	-	(9)	-	(2,734)
Changes in fair value of trading investments	514,267	36,501	43,473	-	594,241
Net realized (gains) losses on trading investments	(5,100)	18	(2,989)		(8,071)
Undistributed income in private equity limited partnerships	(5,553)	-	-	-	(5,553)
Interest credited to contractholder deposits	130,091	11,484	7,552	-	149,127
Deferred federal income taxes	(80,694)	(6,788)	(1,999)	-	(89,481)
Equity in net loss of subsidiaries	35,746	-	-	(35,746)	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(55,898)	(1,728)	(20,731)	-	(78,357)
Accrued investment loss (income)	21,284	(249)	(10,471)	-	10,564
Net reinsurance receivable/payable	100,477	55,998	(72,123)	-	84,352
Future contract and policy benefits	6,441	1,805	2,289	-	10,535
Other, net	(37,485)	(2,511)	20,169	-	(19,827)

Net cash provided by (used in) operating activities	249,606	67,384	(28,826)	-	288,164

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	11,407	994	1,246	-	13,647
Trading fixed maturities	428,438	46,454	104,338	-	579,230
Mortgage loans	158,626	2,627	12	-	161,265
Other invested assets	13,737	-	-	-	13,737
Purchases of:
Available-for-sale fixed maturities	(9,347)	(3,036)	(32,680)	-	(45,063)
Trading fixed maturities	(294,419)	(69,316)	(667,436)	-	(1,031,171)
Mortgage loans	(16,024)	(3,400)	(5,500)	-	(24,924)
Real estate	(2,132)	-	(127)	-	(2,259)
Other invested assets	(270,734)	10,515	-	-	(260,219)
Net change in other investments	243,665	(10,515)	-	-	233,150
Net change in policy loans	(448)	3	514	-	69

Net cash provided by (used in) investing activities	$262,769	$(25,674)	$(599,633)	$-	$(362,538)
Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
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

14. SUBSEQUENT EVENTS

Capital Contribution

On May 14, 2009, the Company received an additional capital cash contribution of $125.0 million from the Parent.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) (“the Company”), elects to omit the Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Consolidated Statements of Income between the three-month periods ended March 31, 2009 and March 31, 2008.

CAUTIONARY STATEMENT

This quarterly report on Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market and interest rate risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate, including but not limited to those set forth in Part I, Item IA, Risk Factors, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs ("DAC"), the value of business acquired (“VOBA”), the value of customer renewals acquired (“VOCRA”), derivative instruments, the fair value of financial instruments, policy liabilities and accruals, other-than-temporary impairments of investments, goodwill and income taxes.  In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the Company’s critical accounting estimates, please refer to Management’s Discussion and Analysis of Financial Position and Result of Operations in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008:

Net Income

The Company’s net income (loss) was $49.6 million and $(159.5) million for the three-month periods ended March 31, 2009 and 2008, respectively.  Income (loss) before income taxes was $67.1 million and $(252.8) million for the three-month periods ended March 31, 2009 and 2008, respectively.  The significant changes are described below.

REVENUES

Total revenues were $229.1 million and $(197.2) million for the three-month periods ended March 31, 2009 and 2008, respectively. The increase of $426.3 million was primarily due to the following:

Premium and annuity considerations - were $32.5 million and $29.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The $2.9 million increase was primarily attributable to a $5.6 million increase in group disability premiums and $3.6 million increase in group stop loss premiums offset by $3.3 million decrease in group health premiums and $3.2 million decrease in annuity considerations.

Net investment income (loss) - was $17.5 million and $(276.3) million for the three-month periods ended March 31, 2009 and 2008, respectively.  Investment income, excluding the mark to market of the trading portfolio, partnership income, and assumed and ceded investment income, was $217.6 million and $299.9 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The decrease of $82.2 million during 2009, as compared to 2008, was the result of a lower average investment yield which decreased investment income by $82.8 million, offset by an increase in average invested assets, which increased investment income by $0.6 million.

Investment loss related to changes in the market value of securities in the trading portfolio and changes in the value of partnership investments was $108.2 million and $587.8 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The change in the market value of the trading portfolio was primarily related to improvement in the market conditions in the three-month period ended March 31, 2009 as compared to the three-month period ended March 2008.  Credit spreads were flat in the three-month period ended March 31, 2009, as compared to widening credit spreads that were greater than the overall decrease in risk free rates during the three-month period ended March 31, 2008.

Investment income on funds withheld reinsurance portfolios is included as a component of net investment income.

The increase in investment income was offset by $95.3 million decrease in assumed investment income and an $8.3 million increase in ceded investment income under funds withheld reinsurance agreements during three-month period ended March 31, 2009, as compared to the three-month period ended March 31, 2008.  The assumed investment income relates to the funds withheld reinsurance agreement between Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), a subsidiary of the Company, and Sun Life Assurance Company of Canada (“SLOC”), an affiliate.  The change in ceded investment income primarily relates to the funds withheld reinsurance agreement between the Company and SLOC for single premium whole life (“SPWL”) policies.

Net derivative income (loss) - was $143.3 million and $(80.2) million for the three-month periods ended March 31, 2009 and 2008, respectively.  Derivative income primarily represent fair value changes of interest rate swaps resulting from decreasing interest rates and the net interest received or paid on swap agreements.  Generally, as interest rates decline, the market value of the Company's interest rate swaps decreases.  This is due to the fact that in most instances the Company is paying a fixed interest rate and receiving a floating rate on the swaps.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Derivative income for the three-month periods ended March 31, 2009 and 2008 includes an increase (decrease) of $144.0 million and $(199.2) million , respectively, related to increase (decrease) in the fair value of interest rate swap agreements as a result of change in the applicable interest rate.  The change in derivative income in the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008 was also due to a $143.7 million increase related to change in the fair value of call options and futures.

The net (loss) income on embedded derivative liabilities for the three-month periods ended March 31, 2009 and 2008, was ($20.9) million and $225.6 million, respectively.  The income on embedded derivative for the three-month ended March 31, 2008 included $166.1 million related to the decrease in the value of embedded derivative liabilities, upon the Company’s adoption of SFAS No. 157 on January 1, 2008.

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

The Company issues annuity contracts and certain funding agreements that contain a derivative instrument that is embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or funding agreement) and is carried at fair value. The Company also purchases call options and futures on the Standard & Poor’s 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor’s" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company) and other major indices to economically hedge its obligations under certain fixed index annuity contracts.  Certain funding agreement contracts are highly-individualized and typically involve the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps.  The combination of these swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the funding agreement.

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

Net derivative income (loss) consisted of the following (in 000’s):

	Three-month periods ended March 31,
	2009	2008
Net expense on swap agreements	$ (23,261)	(6,257)
Change in fair value of swap agreements (interest rate, currency, and equity)	144,029	(199,218)
Change in fair value of options, futures and embedded derivatives	22,531	125,275

Total derivative income (loss)	$ 143,299	(80,200)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Net realized investment (losses) gains - were $(1.9) million and $2.7 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The Company did not incur any write-downs of available-for-sale fixed maturity securities related to other-than-temporary impairments during the three-month periods ended March 31, 2009 and 2008.

Fees and other income – were $37.6 million and $126.8 million for the three-month periods ended March 31, 2009 and 2008, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges and rider fees combined were $62.9 million and $79.7 million for the three-month periods ended March 31, 2009 and 2008, respectively.  Variable product fees represented 1.25% and 1.31% of the average variable annuity separate account balances for the three-month periods ended March 31, 2009 and 2008, respectively.  Average separate account assets were $20.2 billion and $24.4 billion for the three-month periods ended March 31, 2009 and 2008, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, individual universal life (“UL”) and variable universal life ("VUL") policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $7.1 million and $5.2 million for the three-month periods ended March 31, 2009 and 2008, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees and administrative service fees. Other (loss) income was $(32.4) million and $41.9 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The negative income during the three-month period ended March 31, 2009 was primarily due to increased unearned revenue liabilities during the period.  The decline in actual gross profits in 2009 as compared to 2008 resulted in an increase to unearned revenue liabilities for fees associated with no-lapse guarantees, which was recorded as a reduction in fee income for the three-month period ended March 31, 2009.  These fees are recognized in proportion to the emergence of actual profits.

BENEFITS AND EXPENSES

Total benefits and expenses were $162.0 million and $55.5 million for the three-month periods ended March 31, 2009 and 2008, respectively. The increase of $106.5 million was primarily due to the following:

Interest credited - to policyholders was $121.0 million and $149.1 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The decrease of $28.1 million was the result of a lower average crediting rate, decreasing interest credited by $22.6 million, coupled with lower average policyholder balances, which decreased interest credited by $5.5 million.

Interest expense - was $19.3 million and $31.1 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The $11.8 million decrease in interest expense was primarily due to decrease in interest on the Company’s promissory and demand notes which was attributable to lower LIBOR during 2009 as compared to 2008.

Policyholder benefits - were $92.2 million and $70.4 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The $21.8 million increase in 2009 compared to 2008 was primarily due to a $21.5 million increase in death benefits and $2.2 million increase in surrender benefits and annuity payments partially offset by a $1.3 million decrease in reserves and a $0.9 million decrease in health benefits.

Other operating expenses - were $51.3 million and $77.5 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The $26.2 million decrease in 2009 compared to 2008 was primarily due to a $17.8 million decrease in commission expense and a $7.1 million decrease in other operating expenses and premium tax.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization expense was $(137.6) million and $(221.7) million for the three-month periods ended March 31, 2009 and 2008, respectively.  The $84.1 million increase in amortization expense during the three-month period ended March 31, 2009, as compared with the three-month period ended March 31, 2008, was related to a $248.7 million increase in current period amortization expense and interest on the DAC asset, offset by $164.6 million decrease in expense, related to changes in estimated gross profits.

The $248.7 million increase in current period amortization expense and interest was primarily due to improvement in actual gross profits in 2009 relative to 2008 which was mostly related to changes in the fair value of fixed maturity investments during the periods.  The Company tests its DAC asset for future recoverability, and has determined that this asset is not impaired at March 31, 2009.

The $164.6 million decrease related to a $64.0 million decrease in 2009 compared to $100.6 million increase in 2008 which resulted from updates to profitability projections due to actual changes in policies in-force.  These updates reflect a decrease in actual fund growth as compared to original estimates primarily related to variable annuity products.

The Company tests its DAC asset for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP net liability to the future expected gross profits; an adjustment is required if the current GAAP net liability is lower than the future expected gross profits.  Amortization expense for the three-month period ended March 31, 2009 includes an expense of $12.3 million due to loss recognition testing.  The Company did not have expenses related to loss recognition testing for the three-month period ended March 31, 2008.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business at the date that the Company acquired Keyport Life Insurance Company (i.e. November 1, 2001) and at May 31, 2007, the effective date that the Company entered into a series of agreement with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, in which the subsidiary of the Company, Sun Life Insurance and Annuity Company of New York ("SLNY") has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York (collectively the “SLHIC to SLNY asset transfer”).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization was $15.8 million and $(50.9) million for the three-month periods ended March 31, 2009 and 2008, respectively.

During the three-month period ended March 31, 2008, VOBA amortization included a decrease of $18.7 million due to adjustments related to change in estimated future gross profits.

During the three-month period ended March 31, 2009, VOBA amortization increased by $17.3 million due to improvement in actual gross profits in 2009 relative to 2008, which primarily related to changes in the fair value of fixed maturity investments during the periods.  The Company tests its VOBA asset for future recoverability, and has determined that this asset is not impaired at March 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Income tax expense (benefit)- was $17.5 million and $(93.2) million for the three-month periods ended March 31, 2009 and March 31, 2008, respectively.  The effective tax rates for the same periods were 26.0% and 36.9% respectively.  The effective tax rates differ from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits.  The difference in the effective tax rates for the two periods relates primarily to the fact that the tax benefits referenced above typically serve to reduce the effective tax rate below the prescribed statutory rate, however in periods such as the first quarter of 2008 where a pre-tax loss was incurred, these same benefits serve to increase the recorded tax benefit and by default the effective tax rate.

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

RESULTS OF OPERATIONS (CONTINUED)

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

In September 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”), an affiliate, due 2013.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III. Total interest credited for these funding agreements was $4.2 million and $11.7 million for the three-month periods ended March 31, 2009 and 2008, respectively. The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $0.5 million and $1.3 million for interest on this demand note for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”), an affiliate, due 2011.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for this funding agreement was $3.9 million and $11.5 million for the three-month periods ended March 31, 2009 and 2008, respectively. The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006.  The Company expensed $0.4 million and $1.3 million for interest on this demand note for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

In June 2005, the Company issued two floating rate funding agreements of $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC"), an affiliate, due 2010.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10 million to LLC.  Total interest credited for these funding agreements was $4.1 million and $11.7 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC on June 10, 2005.  The Company expensed $0.5 million and $1.3 million for interest on this demand note for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Other - The Wealth Management Segment currently manages a closed block of SPWL insurance policies a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion and $1.6 billion as of March 31, 2009 and December 31, 2008, respectively.  This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.

The Company has reinsured the SPWL block to SLOC on a funds withheld, coinsurance basis.  Under this reinsurance agreement, the Company reduced net investment income by $27.2 million and $21.7 million, and interest credited by $19.0 million and $18.8 million for the three-month periods ended March 31, 2009 and 2008, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement, by $0.7 million and $1.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities.

The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $130.6 million at December 31, 2008.  The change in the embedded derivative resulted in a $0.4 million decrease in derivative income during the three-month period ended March 31, 2009.

The Company markets its annuity products through an affiliated wholesale distribution organization, Sun Life Financial Distributors, Inc., and through a variety of unaffiliated retail and wholesale organizations, including securities brokers, financial institutions, insurance agents and financial advisers.

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), whereby the Company is the sole beneficiary of the CARS Trust.  As of March 31, 2009 total assets and liabilities of the CARS Trust were $58.8 million and $62.2 million, respectively. As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Revised December 2003).”  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s condensed consolidated financial statements. As of March 31, 2009, the Company recorded in its condensed consolidated balance sheets $39.7 million of trading fixed maturities, $19.1 million of deferred tax asset and $39.1 million of liabilities relating to a total return swap.  As of December 31, 2008, the Company recorded in its condensed consolidated balance sheets $42.3 million of trading fixed maturities, $19.2 million of deferred tax asset, $0.7 million of accrued investment income, $42.1 million relating to a credit default swap liability and $0.7 million of other liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

The following is a Statement of Operations for the Wealth Management Segment for the three-month periods ended March 31, (in 000’s):

	2009	2008
Revenues

Premiums and annuity considerations	$1,667	$4,931
Net investment income (loss)	141,444	(307,532)
Net derivative income (loss)	126,395	(48,456)
Net realized investment (losses) gains	(2,680)	2,512
Fee and other income	71,604	92,389

Total revenues	338,430	(256,156)

Benefits and Expenses

Interest credited	111,480	135,924
Interest expense	8,091	11,505
Policyowner benefits	83,687	42,382
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(110,368)	(266,340)
Other operating expenses	26,095	37,580

Total benefits and expenses	118,985	(38,949)

Income (loss) before income tax expense (benefit)	219,445	(217,207)

Income tax expense (benefit)	71,582	(79,496)

Net income (loss)	$147,863	$(137,711)

Income (loss) before income tax expense (benefit) increased by $436.7 million during the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008.  The significant changes are described below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

REVENUES

Total revenues were $338.4 million and $(256.2) million for the three-month periods ended March 31, 2009 and 2008, respectively.  The increase of $594.6 million was primarily due to the following:

Net investment income (loss) - was $141.4 million and $(307.5) million for the three-month periods ended March 31, 2009 and 2008, respectively.  Investment income, excluding the mark to market of the trading portfolio and ceded investment income, was $202.8 million and $259.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The decrease of $56.8 million during 2009, as compared to 2008, was the result of a lower average investment yield which decreased investment income by $58.7 million, offset by an increase in average invested assets of $1.9 million.

Investment loss related to changes in the market value of securities in the trading portfolio was $30.7 million and $544.7 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The increase in market value of the trading portfolio was primarily due to improvement in the market conditions in the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008.  Credit spreads were flat in the three-month period ended March 31, 2009 as compared to widening credit spreads that are greater than the overall decrease in risk free rates during the three-month period ended March 31, 2008.

The increase in investment income was offset by an $8.3 million increase in ceded investment income under funds withheld reinsurance agreements during the three-month period ended 2009 as compared to the three-month period ended 2008.  The change in ceded investment income was primarily due to the reinsurance of the SPWL policies to SLOC.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Net derivative income (loss) - was $126.4 million and $(48.5) million for the three-month periods ended March 31, 2009 and 2008, respectively.  Derivative income for the three-month periods ended March 31, 2009 and 2008 includes an increase (decrease) of $99.3 million and $(183.9) million , respectively, related to increase (decrease) in the fair value of interest rate swap agreements as a result of change in the applicable interest rate, and changes in currency exchange rates.  The change in derivative income in the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008 was also due to a $143.0 million increase related to change in the fair value of call options and futures.

The increase in derivative income was offset by a $237.5 million decrease in income related to embedded derivatives and a $14.0 million decrease in swap income.  The income related to embedded derivatives for the three-month ended March 31, 2008 included $166.1 million related to the adoption of SFAS No. 157 on January 1, 2008.

Net derivative income (loss) for the Wealth Management Segment for the three-month periods ended March 31 consisted of the following (in 000’s):

	2009	2008
Net expense on swap agreements	$ (19,814)	$ (5,863)
Change in fair value of swap agreements (interest rate, currency, and equity)	99,326	(183,949)
Change in fair value of options, futures and embedded derivatives	46,882	141,356

Total derivative income (loss)	$ 126,394	$ (48,456)

Net realized investment (loss) gains - were $(2.7) million and $2.5 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The Company did not incur any write-downs of available-for-sale fixed maturity securities for other-than-temporary impairments during the three-month periods ended March 31, 2009 and 2008, respectively.

Fees and other income – were $71.6 million and $92.4 million for the three-month period ended March 31, 2009 and 2008, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $51.7 million and $69.5 million for the three-month periods ended March 31, 2009 and 2008, respectively.  Variable product fees represented 1.75% and 1.57% of the average variable annuity separate account balances at March 31, 2009 and 2008, respectively.  Average separate account assets were $11.8 billion and $16.9 billion for the three-month periods ended March 31, 2009 and 2008, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $7.1 million and $5.2 million for the three-month periods ended March 31, 2009 and 2008, respectively.

Other income primarily represents fees charged for administrative services fee, investment advisory services and asset participation fees.  Other income was $12.8 million and $17.7 million for the three-month periods ended March 31, 2009 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

BENEFITS AND EXPENSES

Total benefits and expenses were $119.0 million and $(38.9) million for the three-month periods ended March 31, 2009 and 2008, respectively.  The increase of $157.9 million was primarily due to the following:

Interest credited - to policyholders was $111.5 million and $135.9 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The decrease of $24.4 million was the result of lower average interest credited rate which decreased interest credited by $19.0 million and a decrease in average policyholder balances which decreased interest credited by $5.4 million.

Interest expense - was $8.1 million and $11.5 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The $3.4 million decrease was primarily due decrease in interest related to the floating rate demand notes which was primarily due to a decrease in LIBOR during 2009 as compared to 2008 and the payment of promissory notes to Sun Life (Hungary) LLC on December 29, 2008.

Policyholder benefits - were $83.7 million and $42.4 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The $41.3 million increase in 2009 compared to 2008 was primarily due to a $23.4 million increase in death benefits paid, a $16.0 million increase in reserves and a $1.7 million increase in surrender benefit and annuity payments.  The increase in reserves was mainly attributable to reserves for guaranteed minimum death benefits (“GMDB”) on variable annuity products.  The increase in GMDB represents an increase in the difference between guaranteed benefits and variable annuity account values. Variable annuity account value declines are driven primarily by declines in equity markets.

Amortization of DAC - relates to the amortization of costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization expense was $(125.4) million and $(214.2) million for the three-month periods ended March 31, 2009 and 2008, respectively.  The $88.8 million increase in amortization expense during the three-month period ended March 31, 2009, as compared with the three-month period ended March 31, 2008, was related to a $262.1 million increase in current period amortization expense and interest on the DAC asset, offset by $173.3 million decrease in expense, related to changes in estimated gross profits.

The $262.1 million increase in current period amortization expense and interest is primarily due to improvement in actual gross profits in 2009 relative to 2008 which was mostly related to changes in the fair value of fixed maturity investments during the periods.  The Company tests its DAC asset for future recoverability, and has determined that this asset is not impaired at March 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

For the three-month period ended March 31, 2009, DAC amortization expense included a decrease of $66.5 million resulting from updates to the calculation of historical profitability related to certain products.  These updates were primarily due to the impact of unfavorable market changes on living benefit embedded derivatives, which resulted in an adjustment to the DAC asset.  For the three-month period ended March 31, 2008, adjustments related to updates to profitability, primarily due to the impact of unfavorable market changes which decreased the present value of estimated gross profits, increased DAC amortization expense by $106.8 million.

The Company tests its DAC asset for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP net liability to the future expected gross profits; an adjustment is required if the current GAAP net liability is lower than the future expected gross profits.  Amortization expense for the three-month period ended March 31, 2009 includes an expense of $12.3 million due to loss recognition testing.  The Company did not have expenses related to loss recognition testing for the three-month period ended March 31, 2008.

Amortization of VOBA - was $15.0 million and $(52.1) million for the three-month periods ended March 31, 2009 and 2008, respectively.  During the three-month period ended March 31, 2008, VOBA amortization included a decrease of $18.7 million due to adjustments related to change in estimated future gross profits.

During the three-month period ended March 31, 2009, VOBA amortization increased by $17.3 million due to improvement in actual gross profits in 2009 relative to 2008, which primarily related to changes in the fair value of fixed maturity investments during the periods.  The Company tests its VOBA asset for future recoverability, and has determined that this asset is not impaired at March 31, 2009.

Operating expenses - were $26.1 million and $37.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The decrease of $11.5 million was primarily due to decrease in commission expense and other operating expenses.

Income tax expense (benefit) - was $71.6 million and $(79.5) million for the three-month periods ended March 31, 2009 and March 31, 2008, respectively.  The effective tax rates for the same periods were 32.6% and 36.6% respectively.  The effective tax rates differ from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits.  The difference in the effective tax rates for the two periods relates primarily to the fact that the tax benefits referenced above typically serve to reduce the effective tax rate below the prescribed statutory rate, however in periods such as the first quarter of 2008 where a pre-tax loss was incurred, these same benefits serve to increase the recorded tax benefit and by default the effective tax rate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Individual Protection Segment

The Individual Protection Segment markets UL and variable life insurance products, including VUL products marketed to individuals, corporate-owned life insurance ("COLI") and BOLI.  UL products allow for flexible premiums and feature an investment return to policyholders at a specified rate declared by the Company.  VUL products allow for flexible premiums and variable rates of investment return; the policyholder directs how the cash value is invested and bears the investment risk.

The following provides a summary of the operations for the Individual Protection Segment for the three-month periods ended March 31 (in 000’s):

	2009	2008
Total revenues	$ (138,769)	$ 15,982
Total benefits and expenses	9,841	57,687
Loss before income tax benefit	(148,610)	(41,705)

Net loss	$ (96,603)	$ (27,074)

Total revenues were $(138.8) million and $16.0 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The $154.8 million decrease in revenues in 2009 as compared to 2008, was primarily due to a $137.6 million decrease in net investment income and a $68.2 million decrease in fee income offset by a $51.6 million increase in derivative income.  The decrease in net investment income was primarily attributed to a $95.5 million decrease in assumed investment income related to the funds withheld reinsurance agreement between Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), a subsidiary of the Company and SLOC, and a $32.6 million decrease in the fair value of securities in the trading portfolio.  The decline in actual gross profits in 2009 as compared to 2008 resulted in an increase to unearned revenue liabilities for fees associated with no-lapse guarantees, which was recorded as a reduction in fee income for the three-month period ended March 31, 2009.  These fees are recognized in proportion to the emergence of actual profits.  The increase in derivative income was primarily due to market value gain on swap agreements.

Total expenses were $9.8 million and $57.7 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The $47.9 million decrease was primarily due to a $16.4 million decrease in policyholder benefits related to change in reserves and decrease in death benefits, a $15.4 million decrease in other operating expenses related to decrease in commission expense, a $7.6 million decrease in interest expense, a $4.7 million decrease in DAC amortization and a $3.7 million decrease in interest credited.  The decrease in reserves and commission expense was due primarily to the discontinued sale, beginning January 1, 2009, of certain UL policies for which Sun Life Vermont assumed the risk from SLOC.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, group dental, group short-term and group long-term disability insurance products primarily to small and mid-size employers.  This segment operates only in the state of New York through SLNY.  Effective May 31, 2007, the Company completed the SLHIC to SLNY asset transfer and entered into a series of agreements with SLHIC in which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York.

The following provides a summary of operations for the Group Protection Segment for the three-month periods ended March 31 (in 000’s):

	2009	2008
Total revenues	$ 33,390	$ 24,496
Total benefits and expenses	26,891	29,248
Income (loss) before income tax expense (benefit)	6,499	(4,752)

Net income (loss)	$ 4,224	$ (3,089)

The Group Protection Segment had pretax income (loss) of $6.5 million and $(4.8) million for the three-month periods ended March 31, 2009 and 2008, respectively. Total revenues for the three-month period ended March 31, 2009 increased by $8.9 million in comparison to the three-month period ended March 31, 2008 due primarily to $6.2 million increase in premiums and $2.7 million increase in net investment income.  The increase in premiums relates to group disability and group stop loss premiums.  The increase in net investment income was primarily attributable to the change in fair value of securities in the trading portfolio.

Total benefits and expenses in 2009 decreased by $2.4 million in comparison with 2008 due to a $3.5 million decrease in reserves, a $0.9 million decrease in health benefits and a $0.5 million decrease in VOBA amortization, which was partially offset by a $1.3 million increase in death benefit paid and a $1.1 million increase in other operating expenses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the three-month periods ended
March 31 (in 000’s):

	2009	2008
Total revenues	$ (3,987)	$ 18,429
Total benefits and expenses	6,272	7,525
(Loss) income before income tax (benefit) expense	(10,259)	10,904

Net (loss) income	$ (5,870)	$ 8,347

The Corporate Segment had pretax (loss) income of $(10.3) million and $10.9 million for the three-month periods ended March 31, 2009 and 2008, respectively.  The $21.2 decrease was primarily attributable to a $20.3 million decrease in net investment income and a $3.0 million decrease in derivative income offset by a $1.1 million increase in net realized gains on the sale of investments.  The decrease in investment income was primarily due to lower earnings related to the limited partnership investments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES

In the normal course of business, the Company enters into transactions involving various types of financial instruments, including fixed maturity securities.  The Company evaluates and monitors each financial instrument regularly to minimize potential losses.

At March 31, 2009, the Company held $18.5 billion in invested assets and cash.  Of this balance, $12.1 billion was invested in fixed-maturity securities designated as either available-for-sale ($700.4 million) or trading ($11.4 billion).  Of the $700.4 million of available-for-sale fixed maturities, securities with a fair value of $542.0 million were in an unrealized loss position totaling $168.2 million.  At March 31, 2009, 32% of available-for-sale securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.  The total unrealized loss position for such securities was $6.0 million.

In the available-for-sale fixed maturity portfolio, securities with a fair value of $28.7 million, representing 0.16% of the total invested asset balance, were comprised of below-investment-grade or not-rated securities.  Of the total of the securities that were below-investment-grade or not-rated at March 31, 2009, securities with a fair value of $13.2 million, representing 0.07% of the total invested asset balance, were in an unrealized loss position that totaled $2.7 million.  At March 31, 2009, 67% of these securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.

The Company’s portfolio monitoring process is designed to identify securities that may be other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from the investment and accounting functions which meets at least quarterly to review individual issues or issuers that may be of concern.  Securities included in this monitoring process include those that are designated as available-for-sale at the balance sheet date, as well as continued monitoring of those designated as available-for-sale securities that were in an unrealized loss position at December 31, 2007, prior to the Company’s adoption of the fair value option under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  The process involves a quarterly screening of all impaired securities, with particular attention paid to identify those securities whose fair value to amortized cost percentages have been less than 80% for an extended period of time.  Additionally, the Company screens all sales transactions which generated realized losses in excess of $1.5 million and 10% of amortized cost in order to identify identical securities or issuers which the Company continues to hold.  Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial position and its near term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that the individual securities had been in an unrealized loss position at March 31, 2009.

(in thousands)	Less Than Twelve Months		Twelve Months Or More		Total
Corporate Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic Industry	$ 4,941	$ (800)	$ 3,547	$ (2,332)	$ 8,488	$ (3,132)
Capital Goods	9,335	(512)	10,988	(7,537)	20,323	(8,049)
Communications	38,028	(6,989)	44,380	(6,092)	82,408	(13,081)
Consumer Cyclical	13,448	(3,529)	21,742	(10,414)	35,190	(13,943)
Consumer Noncyclical	15,460	(326)	18,888	(2,018)	34,348	(2,344)
Energy	26,887	(7,251)	8,946	(2,691)	35,833	(9,942)
Finance	102,098	(15,424)	127,688	(83,228)	229,786	(98,652)
Industrial Other	3,647	(342)	435	(61)	4,082	(403)
Technology	434	(30)	4,526	(1,737)	4,960	(1,767)
Transportation	19,372	(989)	50,586	(11,000)	69,958	(11,989)
Utilities

Total Corporate	233,650	(36,192)	291,726	(127,110)	525,376	(163,302)

Non-Corporate
Asset Backed Securities
Collateralized Mortgage Obligations	627	(354)	14,585	(4,464)	15,212	(4,818)
Mortgage Backed Securities	763	(6)	-	-	763	(6)
U.S. Treasury & Agency Securities	-	-	196	(26)	196	(26)
Foreign government & Agency Securities	500	(10)	-	-	500	(10)

Total Non-Corporate	1,890	(370)	14,781	(4,490)	16,671	(4,860)

Grand Total	$ 235,540	$ (36,562)	$ 306,507	$ (131,600)	$ 542,047	$ (168,162)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses (continued)

The Company’s available-for-sale fixed maturity gross unrealized position increased $40 million as of March 31, 2009, as compared to December 31, 2008 mainly related to the financial sector, as explained below.  In 2008, the economy officially entered a recession; the housing market continued to plunge; the federal government took an unprecedented role in bailing out the banking, brokerage, and insurance industries and creating programs to foster lending; the Federal Reserve cut rates to all time lows; interest rates plunged; and credit sectors recorded their worst results ever, as only Treasury securities performed well.  Although these trends generally continued in the first quarter of 2009, spread product showed some bounce, spurred in part by continued federal government monetary and fiscal stimulus plans, as well as additional programs to address the problem of toxic assets on bank balance sheets and the poor flow of credit.  Nevertheless, financial sectors overall (bank, brokers, finance companies, insurance) continued to be the weakest performers.

The sectors in the Company’s portfolio that recognized the largest unrealized losses were finance, consumer cyclical and communication securities.  As of March 31, 2009, there were 123 securities accounting for unrealized losses of $98.6 million in the finance sector.   Of these unrealized losses, 98.9% were related to investment grade issues (rated AAA through BBB-).  As of March 31, 2009, there were 27 consumer cyclical securities accounting for unrealized losses of $13.9 million. Of the losses, 89.0% were related to investment grade issues (rated AAA through BBB-).  As of March 31, 2009, there were 41 communication sector securities accounting for unrealized losses of $13.0 million. Of the losses, 99.4% were related to investment grade issues (rated AAA through BBB-).  All securities held at March 31, 2009 were subject to the Company’s portfolio monitoring process.

The Company has exposure to sub-prime and Alt-A residential mortgage-backed securities.  Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles.  Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime, but do not conform to government-sponsored standards.  The combination of these two categories of securities is considered below prime.  The Company is not an originator of residential mortgages.  The slowing U.S. housing market and relaxed underwriting standards of some originators of below-prime loans has recently led to higher delinquency and loss rates especially within the 2006 and 2007 vintage years.  Ninety percent of these below-prime investments, based upon fair value, held by the Company were either issued before 2006 or have an AAA rating.  At March 31, 2009, the Company had exposure to residential sub-prime and Alt-A mortgages of $133.7 million and $109.5 million, respectively, representing approximately 1.3% of the Company's total invested assets.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses (continued)

The table below provides the detail of the seven largest unrealized losses by CUSIP in the Company’s available-for-sale fixed maturity portfolio at March 31, 2009.  Management does not consider any of these unrealized losses to be material to the Company’s financial position at March 31, 2009.  Management's reasons for concluding that the fair value will increase enough to recover the Company’s amortized cost of these securities follow the table.

($ thousands)
Issue/Sector	Amortized Cost	Fair Value	Unrealized Loss
A. Finance	$ 9,000	$ 3,015	$ (5,985)
B. Finance	7,951	2,399	(5,552)
C. Finance	9,144	4,729	(4,415)
D. Finance	10,130	5,768	(4,362)
E. Finance	6,345	2,046	(4,299)
F. Finance	7,248	3,104	(4,144)
G. Finance	7,200	3,081	(4,119)

For all of the securities discussed below, based on the Company’s credit analysis, management does not believe that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the investment.  Because the Company had and continues to have the intent and ability to hold these securities until recovery of fair value, which may be maturity, it did not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Issue A remains one of the strongest financial institutions in the world, with a particularly strong franchise in the UK.  However, like its peers, this institution reported write-downs in collateralized debt obligations leveraged loans and an increase in credit losses related to consumer and commercial loans.  The institution remains well capitalized and remains profitable in spite of the global turmoil.  It is an investment grade security with a credit rating of A+.

Issue B is a leading provider of financial guaranty and credit enhancement products.  The company has been negatively impacted by weaker confidence in the industry and rising mortgage related losses. The company maintains a strong market position, solid capital and adequate liquidity.  The company remains an investment grade security with a credit rating of A.

Issue C is one of the largest consumer and corporate focused banks with global operations spanning over 100 countries.  Given its significant legacy securities portfolio and the onset of a very significant and steep decline in housing prices led the firm to incur significant write-downs.  The firm has taken very significant steps to right-size its operations and ensures it emerges from this crisis in as a stronger more focused firm. The firm has an investment grade rating with a credit rating of A.

Issue D is a global investment banking firm that specializes on middle market companies.  The company has been negatively impacted by the current difficult environment in investment banking and high yield trading.  The company remains investment grade as its ratings are supported by its strong capital and liquidity position. The company has a S&P rating of BBB.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses (continued)

Issue E is one of the nation’s leading consumer lending operations with a focus on credit cards.  The company’s operating performance has declined because of weakness in the consumer and housing markets. The company maintains solid investment grade ratings with strong capital and solid liquidity.  The company has a S&P rating of BB+.

Issue F is one of the nation’s largest banks with an unrivalled deposit franchise. It has very broad distribution and leading franchise in key consumer segments.  Through recent acquisitions it has now has a key franchise in wealth management and access to very cheap deposits. The company was profitable throughout 2008 and has a credit rating of A.

Issue G is one of the largest insurance companies in the world and is diversified across Life, P&C and other financial businesses. The company’s recent results were negatively impacted by asset impairments, mark to market charges and restructuring charges. The company has a credit rating of A and has adequate capital and liquidity.

As of March 31, 2009, the remaining securities in an unrealized loss position have losses of less than $4.0 million per CUSIP and were subject to the same quantitative and qualitative credit analysis as the aforementioned securities. The Company expects these investments to continue to perform in accordance with their original contractual terms and the company has the intent and ability to hold these investments until recovery of the fair value up to the cost of these securities, which may be maturity.

Realized Losses

During the three-month period ended March 31, 2009, the Company’s realized losses related to available-for-sale securities were insignificant.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CAPITAL MANAGEMENT & LIQUIDITY RISK

The Company ensures that adequate capital is maintained to support the risk associated with its businesses.  The approach to managing capital has been developed to ensure that an appropriate balance is maintained between the internal assessment of capital required and the requirements of regulators and rating agencies. During the three-month period ended March 31, 2009, the Company received capital contributions totaling $623.7 million from Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”) to ensure the Company continues to exceed certain capital requirements, as prescribed by National Association of Insurance Commissioners (“NAIC”).  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life companies, which establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.  Furthermore, declining equity markets may result in an increase in required capital for regulatory purposes.

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

Through effective cash management and capital planning, the Company ensures that it is sufficiently funded and maintains adequate liquidity to meet its obligations.  At March 31, 2009, the Company, through its operational cash flows and various sources of liquidity (e.g., capital contributions from the Parent) has sufficient liquidity to meet all of its obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009 due to the material weakness in internal control over financial reporting identified in Item 9A(T) of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Status of Remediation of Material Weakness

Management is in the process of remediating the material weakness in the Company’s processes related to the implementation and subsequent recording of certain reinsurance transactions with affiliated companies, pursuant to the remediation plan described in Item 9A(T) of the Company’s annual report on Form 10-K for the year ended December 31, 2008.  During the quarter ended March 31, 2009, management implemented additional controls relating to the recording of embedded derivatives and financial accounting for the Company’s reinsurance agreements.  Further improvements, however, are required before management can consider the material weakness fully remediated.

In response to the material weaknesses described above, management performed additional detailed procedures and analysis and other post-closing procedures during the preparation of the Company’s condensed consolidated financial statements, and concluded that the Company’s condensed consolidated financial statements contained in this report present fairly the Company’s financial position, results of operations, and cash flows for the periods covered thereby in all material respects in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Except as discussed above, there has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

For discussion of the Company's risk factors, see Part I, Item IA, Risk Factors, in the Company's annual report on Form 10-K for the year ended December 31, 2008.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

May 14, 2009	/s/ Westley V. Thompson
Date	Westley V. Thompson, President, SLF U.S.
(principal executive officer)

May 14, 2009	/s/ Ronald H. Friesen
Date	Ronald H. Friesen , Senior Vice President and Chief Financial Officer
(principal financial officer)