Form 10-Q
period 2009-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2009-08-13
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended June 30, 2009
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, 333-144912-01, 333-155716, 333-155726, 333-155791, 333-155792, 333-155793, 333-155797, 333-156303, 333-156304, and 333-156308

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

Registrant has 6,437 shares of common stock outstanding on August 13, 2009, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BYGENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART II – OTHER INFORMATION

Item 1 .	Legal Proceedings	96

Item 1A.	Risk Factors	96

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds	97

Item 3.	Defaults Upon Senior Securities	97

Item 4 .	Submission of Matters to a Vote of Security Holders	97

Item 5 .	Other Information	97

Item 6 .	Exhibits	97

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2009	2008

Revenues

Premiums and annuity considerations	$65,495	$60,372
Net investment income (loss) (1)	1,143,400	(287,224)
Net derivative income (loss) (2)	301,590	(13,873)
Net realized investment (losses) gains, excluding impairment losses	(2,837)	3,290
Other-than-temporary impairment losses (3)	(4,834)	-
Fee and other income	98,263	255,673

Total revenues	1,601,077	18,238

Benefits and Expenses

Interest credited	241,985	284,003
Interest expense	39,169	56,548
Policyowner benefits	94,527	128,165
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired (4)	368,888	(294,909)
Other operating expenses	100,835	161,402

Total benefits and expenses	845,404	335,209

Income (loss) before income tax expense (benefit)	755,673	(316,971)

Income tax expense (benefit)	264,749	(130,837)

Net income (loss)	$490,924	$(186,134)

(1) Net investment income (loss) includes an increase (decrease) in market value of trading fixed maturity securities of $977.9 million and $(804.1) million for the six-month periods ended June 30, 2009 and 2008, respectively.

(2) Net derivative income (loss) for the six-month period ended June 30, 2008 includes $166.1 million of income related to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” which is further discussed in Note 4.

(3) The $4.8 million other-than-temporary impairment (“OTTI”) losses for the six-month period ended June 30, 2009 represent solely credit losses.  The Company incurred no non-credit OTTI losses during the six-month period ended June 30, 2009 and as such no non-credit OTTI losses were recognized in other comprehensive income (loss) for the period.

(4) Amortization of deferred policy acquisition costs and value of business and customer renewals acquired for the six-month period ended June 30, 2008 includes $3.2 million of expenses related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 4.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the three-month periods ended June 30,

	Unaudited
	2009	2008

Revenues

Premiums and annuity considerations	$32,955	$30,731
Net investment income (loss) (1)	1,125,906	(10,957)
Net derivative income	158,291	66,327
Net realized investment (losses) gains, excluding impairment losses	(940)	556
Other-than-temporary impairment losses (2)	(4,834)	-
Fee and other income	60,636	128,830

Total revenues	1,372,014	215,487

Benefits and Expenses

Interest credited	120,950	134,876
Interest expense	19,850	25,471
Policyowner benefits	2,312	57,752
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	490,778	(22,262)
Other operating expenses	49,526	83,861

Total benefits and expenses	683,416	279,698

Income (loss) before income tax expense (benefit)	688,598	(64,211)

Income tax expense (benefit)	247,288	(37,604)

Net income (loss)	$441,310	$(26,607)

(1) Net investment income (loss) includes an increase (decrease) in market value of trading fixed maturity securities of $1,088.4 million and $(209.9) million for the three-month periods ended June 30, 2009 and 2008, respectively.

(2) The $4.8 million OTTI losses for the three-month period ended June 30, 2009 represent solely credit losses.  The Company incurred no non-credit OTTI losses during the three-month period ended June 30, 2009 and as such no non-credit OTTI losses were recognized in other comprehensive income (loss) for the period.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
ASSETS	June 30, 2009	December 31, 2008
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $1,246,382 and $782,861 in 2009 and 2008, respectively.)	$1,203,141	$674,020
Trading fixed maturities at fair value (amortized cost of $14,305,243 and $14,909,429 in 2009 and 2008, respectively)	12,135,325	11,762,146
Mortgage loans	2,019,221	2,083,003
Derivative instruments – receivable	354,345	727,103
Limited partnerships	50,683	78,289
Real estate	199,595	201,470
Policy loans	719,666	729,407
Other invested assets	29,290	211,431
Cash and cash equivalents	2,860,946	1,624,149
Total investments and cash	19,572,212	18,091,018

Accrued investment income	280,132	282,564
Deferred policy acquisition costs	2,726,646	2,862,401
Value of business and customer renewals acquired	165,388	179,825
Net deferred tax asset	552,642	856,845
Goodwill	7,299	7,299
Receivable for investments sold	107,244	7,548
Reinsurance receivable	3,232,780	3,076,615
Other assets	212,956	222,840
Separate account assets	21,780,876	20,531,724

Total assets	$48,638,175	$46,118,679

LIABILITIES

Contractholder deposit funds and other policy liabilities	$17,780,162	$17,545,721
Future contract and policy benefits	972,557	1,014,688
Payable for investments purchased	257,614	363,513
Accrued expenses and taxes	109,021	118,671
Debt payable to affiliates	2,098,000	1,998,000
Reinsurance payable	2,072,409	1,650,821
Derivative instruments – payable	816,669	1,494,341
Other liabilities	662,769	605,945
Separate account liabilities	21,780,876	20,531,724

Total liabilities	46,550,077	45,323,424

Commitments and contingencies – Note 8

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2009 and 2008	$6,437	$6,437
Additional paid-in capital	3,620,918	2,872,242
Accumulated other comprehensive loss	(85,779)	(129,884)
Accumulated deficit	(1,453,478)	(1,953,540)

Total stockholder’s equity	2,088,098	795,255

Total liabilities and stockholder’s equity	$48,638,175	$46,118,679

The accompanying notes are an integral part of the condensed consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2009	2008

Net income (loss)	$490,924	$(186,134)

Other comprehensive income (loss):

Change in unrealized holding gains (losses) on available-for-sale securities, net of tax and policyholder amounts (1)	51,282	(27,801)
Reclassification adjustment for OTTI losses, net of tax (5)	-	-
Reclassification adjustments of net realized investment losses (gains) into net income (loss), net of tax (2)	1,961	(1,512)

Other comprehensive income (loss)	53,243	(29,313)

Comprehensive income (loss)	$544,167	$(215,447)

(1)	Net of tax of $(27.6) million and $15.0 million for the six-month periods ended June 30, 2009 and 2008, respectively.
(2)	Net of tax of $1.1 million and $(0.8) million for the six-month periods ended June 30, 2009 and 2008, respectively.

For the three-month periods ended June 30,

	Unaudited
	2009	2008

Net income (loss)	$441,310	$(26,607)

Other comprehensive income (loss):

Change in unrealized holding gains (losses) on available-for-sale securities, net of tax and policyholder amounts (3)	79,883	(9,838)
Reclassification adjustment for OTTI losses, net of tax (5)	-	-
Reclassification adjustments of net realized investment losses (gains) into net income (loss), net of tax (4)	2,718	(1,402)

Other comprehensive income (loss)	82,601	(11,240)

Comprehensive income (loss)	$523,911	$(37,847)

(3)	Net of tax of $(43.0) million and $5.3 million for the three-month periods ended June 30, 2009 and 2008, respectively.
(4)	Net of tax of $1.5 million and $(0.8) million for the three-month periods ended June 30, 2009 and 2008, respectively.
(5)
Reclassification adjustment for other-than-temporary impaired fixed maturity available-for-sale securities for which a portion of the loss was recognized in the condensed consolidated statements of operations.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the six-month periods ended June 30, 2009 and 2008

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (1)	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity

Balance at December 31, 2007	$6,437	$2,146,436	$(92,403)	$369,677	$2,430,147

Cumulative effect of accounting changes related to the adoption of SFAS Nos. 158 and 159, net of tax			88,033	(88,376)	(343)
Net loss				(186,134)	(186,134)
Tax benefit from stock options		503			503
Other comprehensive loss			(29,313)		(29,313)

Balance at June 30, 2008	$6,437	$2,146,939	$(33,683)	$95,167	$2,214,860

Balance at December 31, 2008	$6,437	$2,872,242	$(129,884)	$(1,953,540)	$795,255

Cumulative effect of accounting changes related to the adoption of FASB Staff Position (“FSP”) Nos. FAS 115-2 and 124-2, net of tax			(9,138)	9,138	-
Net income				490,924	490,924
Tax benefit from stock options		24			24
Capital contribution from Parent		748,652			748,652
Other comprehensive income			53,243		53,243

Balance at June 30, 2009	$6,437	$3,620,918	$(85,779)	$(1,453,478)	$2,088,098

(1)	As of June 30, 2009 the total amount of after tax non-credit OTTI losses recorded in accumulated other comprehensive income (loss) was $9.1 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2009	2008

Cash Flows From Operating Activities:
Net income (loss)	$490,924	$(186,134)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net amortization of premiums on investments	7,522	8,681
Amortization of deferred acquisition costs and value of business and customer renewals acquired	368,888	(294,909)
Depreciation and amortization	2,806	3,263
Net gains on derivatives	(373,891)	(13,935)
Net realized losses (gains) and OTTI credit losses on available-for-sale investments	7,671	(3,290)
Changes in fair value of trading investments	(982,288)	804,096
Net realized losses on trading investments	136,295	15,475
Undistributed loss on private equity limited partnerships	11,750	3,444
Interest credited to contractholder deposits	241,985	284,003
Deferred federal income taxes	275,535	(46,770)
Changes in assets and liabilities:
Additions to deferred acquisition costs and value of business and customer renewals acquired	(218,696)	(161,692)
Accrued investment income	2,432	(16,202)
Net change in reinsurance receivable/payable	345,145	85,838
Future contract and policy benefits	(42,131)	16,320
Other, net	(21,639)	82,722

Net cash provided by operating activities	252,308	580,910

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	26,666	67,743
Trading fixed maturities	589,822	1,171,461
Mortgage loans	115,607	194,060
Other invested assets	76,420	99,066
Purchases of:
Available-for-sale fixed maturities	(392,624)	(113,042)
Trading fixed maturities	(131,288)	(1,431,662)
Mortgage loans	(55,337)	(46,107)
Real estate	(45)	(3,875)
Other invested assets	(57,799)	(57,878)
Net change in other investments	(86,195)	(86,915)
Net change in policy loans	9,741	(5,677)

Net cash provided by (used in) investing activities	$94,968	$(212,826)
Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2009	2008

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,613,327	$923,830
Withdrawals from contractholder deposit funds	(1,532,302)	(1,933,499)
Capital contribution from Parent	748,652	-
Debt proceeds	100,000	65,000
Other, net	(40,156)	16,812

Net cash provided by (used in) financing activities	889,521	(927,857)

Net change in cash and cash equivalents	1,236,797	(559,773)

Cash and cash equivalents, beginning of period	1,624,149	1,169,701

Cash and cash equivalents, end of period	$2,860,946	$609,928

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of June 30, 2009, the Company directly or indirectly owned all of the outstanding shares or members interest of SLNY, which issues individual fixed and variable annuity contracts, group life, group disability, group dental and stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company (“INDY”), a Rhode Island life insurance company that sold variable and whole life insurance products; Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), a Vermont special purpose financial captive insurance company; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC (“DELRE Holdings”).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”).  Through this agreement, the Company purchased a funded note, which is referenced through a credit default swap to the credit performance of a portfolio of corporate reference entities.  The Company entered into this credit structure for yield enhancement.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB No. 51”) (Revised December 2003)” (“FIN 46(R)”).  As a result of the consolidation, the Company has recorded in its balance sheet a credit default swap held by the CARS Trust.  At issue, the swap had a seven year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement.  At June 30, 2009 and December 31, 2008, the CARS Trust has not had to make any payments under the terms of the swap as the sum of all credit events has not exceeded the threshold amount.  At June 30, 2009 and December 31, 2008, the fair value of the credit default swap was $(46.2) million and $(42.1) million, respectively.  Under the terms of the credit derivative, the maximum future payments the CARS Trust could be required to make is $55.0 million.  In the event the CARS Trust was required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  As of June 30, 2009 and December 31, 2008, the fair value of the assets held as collateral by the CARS Trust was $46.7 million and $42.3 million, respectively.

The Company has a greater than or equal to 20%, but less than 50%, interest in seven variable interest entities (“VIEs”) at June 30, 2009.  The Company is a creditor in four trusts and three limited liability companies.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $34.0 million and $36.5 million at June 30, 2009 and December 31, 2008, respectively.  The investments in these VIEs mature between October 2009 and January 2028.  Because the Company will not absorb a majority of the VIEs’ expected losses or receive a majority of the expected returns, the Company is not required to consolidate these VIEs, in accordance with FIN 46(R).

In order to determine whether the Company is, or is not, the primary beneficiary of a VIE, the Company performs an assessment of the level of each party’s participation in controlling the entity by means other than a voting interest, which includes assumptions about the sufficiency of an equity investment at risk, the essential characteristics of a controlling financial interest, and the significance of voting rights in relation to economic interests.  If the Company is exposed to the majority of the expected losses, the majority of the expected residual returns, or both, associated with a VIE, then the Company is the VIE’s primary beneficiary and must consolidate the entity.

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

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”).  This statement requires evaluation of subsequent events through the date that the financial statements are issued or are available to be issued.  SFAS No. 165 sets forth the period under which the reporting entity should evaluate the subsequent events to be recognized or disclosed; the circumstances under which the reporting entity should recognize the events or transactions that occur after the balance sheet date; and the disclosures that the reporting entity should make about the subsequent events.  SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009.  Events that have occurred subsequent to June 30, 2009 have been evaluated by the Company’s management in accordance with SFAS No. 165 through August 14, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP No. FAS 157-4”).  FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity for the asset or liability, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. FAS 157-4 also amends the disclosure requirements of SFAS No. 157 to require annual and interim disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any during the period, and definitions of each major category for equity and debt securities, as described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”   The Company adopted FSP No.157-4 on April 1, 2009; the adoption of this FSP did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP Nos. FAS 115-2 and 124-2”).  FSP Nos. FAS 115-2 and 124-2 amend the guidance for OTTI of debt securities and change the presentation of OTTI in the financial statements.   If the Company intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss (“credit loss”) and the portion of loss which is due to other factors (“non-credit loss”). The credit loss portion is charged to earnings while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.  FSP Nos. FAS 115-2 and 124-2 also expands and increases the frequency of existing disclosures about OTTI of debt and equity securities.  The Company adopted FSP Nos. FAS 115-2 and 124-2 on April 1, 2009.  Upon adoption, a cumulative effect adjustment, net of taxes, of $9.1 million was recorded to increase accumulated other comprehensive loss with a corresponding decrease to accumulated deficit for the non-credit loss component of previously impaired securities that the Company neither intends to sell nor it is more likely than not that the Company will be required to sell before recovery of amortized cost.  The enhanced disclosures required by FSP Nos. 115-2 and 124-2 are included in Note 5.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1 (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1”).  This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP in the quarter ended June 30, 2009, had no effect on the Company’s consolidated financial position or results of operations.  The new disclosures are included in Note 6.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”).  The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and that are not accounted for as derivative instruments.  SFAS No. 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance, such as mortgage guaranty insurance and credit insurance on trade receivables.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk management activities.  Except for certain disclosures, earlier application is not permitted.  The Company does not have any contracts with guarantees within the scope of this standard.  The adoption of SFAS No. 163 on January 1, 2009, did not have an impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  This statement amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  SFAS No. 161 encourages, but does not require comparative disclosures.  The Company adopted SFAS No. 161 on January 1, 2009.  The new disclosures are included in Note 5.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  This statement amends ARB No. 51. Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the statement of operations, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  The Company does not have any noncontrolling interests within the scope of this guidance.  The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements.

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

•
Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability, whereas SFAS No. 141 generally permits the deferred recognition of pre-acquisition contingencies until the recognition criteria of SFAS No. 5, “Accounting for Contingencies”, are met; and

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS No. 166 “). This statement amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 166 amends and expands disclosures about the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 amends the derecognition accounting and disclosure guidance relating to SFAS No. 140. SFAS 166 eliminates the exemption from consolidation for qualifying special purpose entities (“QSPEs”); it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS No. 167. SFAS No. 166 is effective for financial asset transfers occurring in fiscal years and interim periods beginning after November 15, 2009. As of the quarter ended June 30, 2009, the Company is currently evaluating the impact, if any, that SFAS No. 166 will have on the disclosures included in the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167“). This statement amends the consolidation guidance of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”.  The amendments to the consolidation guidance affect all entities currently within the scope of Interpretation 46(R), as well as qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166 “Accounting for Transfers of Financial Assets”. SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. As of the quarter ended June 30, 2009, the Company is currently evaluating the impact, if any, that SFAS No. 167 will have on the Company’s condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

Below is a summary of affiliated transactions for those affiliates that are not included in these financial statements.

Related Party Reinsurance Transactions

As more fully described in Note 7, the Company is party to several reinsurance transactions with Sun Life Assurance Company of Canada (“SLOC”) and other affiliates.

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with Sun Life Reinsurance (Barbados) No. 3 Corp (“BarbCo 3”) an affiliate, to cede all of the risks associated with certain in-force corporate and bank-owned variable universal life, and private placement variable universal life policies on a combination coinsurance, coinsurance with funds withheld, and a modified coinsurance basis.  Future new business will also be ceded under this agreement.

BarbCo 3 paid an initial ceding commission to the Company of $41.5 million and the Company recorded a funds withheld payable and related reinsurance receivable at the inception of the transaction of $247.9 million and $329.2 million, respectively.  At June 30, 2009, the funds withheld payable and reinsurance receivable related to this agreement were $381.9 million and $375.2 million, respectively.  The Company records the funds withheld payables in its condensed consolidated balance sheets as part of reinsurance payable.

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

Sun Life Vermont, a subsidiary of the Company, entered into a reinsurance agreement with SLOC, effective November 8, 2007, under which Sun Life Vermont assumed the risks of certain UL policies issued by SLOC through December 31, 2008.  This agreement is described more fully in Note 7.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Capital Transactions

During the six-month period ended June 30, 2009 and the year ended December 31, 2008, the Company received capital contributions totaling $748.7 million and $725.0 million, respectively, from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure that the Company continues to exceed certain capital requirements prescribed by the NAIC.  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies.  The risk-based capital formulas for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

The Company did not make any dividend payments during the six-month periods ending June 30, 2009 and 2008.

Debt Transactions

On November 8, 2007, a long-term financing arrangement was established with a financial institution (the “Lender”) that enables Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, at inception of the agreement, Sun Life Vermont issued a floating rate surplus note of $1 billion (“the Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007- SUNAXXX LLC (“SUNAXXX”), affiliated with the Lender.  During the six-month period ended June 30, 2009, Sun Life Vermont issued two additional notes totaling $100.0 million to SUNAXXX.  At June 30, 2009 and December 31, 2008, the value of the Surplus Note was $1.2 billion and $1.1 billion, respectively.  Pursuant to an agreement between the Lender and the Company’s indirect parent Sun Life Assurance Company of Canada –U.S. Operations Holding, Inc. (“U.S. Ops Holdings”).  U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, consolidates SUNAXXX in accordance with FIN 46(R).  Sun Life Vermont has agreed to reimburse U.S. Ops Holdings for certain costs incurred in connection with the issuance of the Surplus Note.  Sun Life Vermont incurred interest expense of $6.2 million and $13.4 million for the three and six-month periods ended June 30, 2009, respectively, and $9.0 million and $23.4 million for the three and six-month periods ended June 30, 2008, respectively.

In 2002, the Company issued two promissory notes totaling $460 million to Sun Life (Hungary) Group Financing Limited Company ("Sun Life (Hungary) LLC").  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  On December 29, 2008, the Company redeemed $62.0 million of the $80 million remaining note and paid $64.3 million, including $2.3 million in accrued interest, to Sun Life (Hungary) LLC.  At June 30, 2009 and 2008, the Company had $18.0 million and $80.0 million, respectively, in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $0.3 and $0.5 million for the three and six-month periods ended June 30, 2009, and $1.1 million and $2.3 million for the three and six-month periods ended June 30, 2008, respectively.

At June 30, 2009 and 2008, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company expensed $10.6 million and $21.3 million for interest on these surplus notes for the three and six-month periods ended June 30, 2009 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. ("LLC III").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III. Total interest credited for the funding agreements was $3.5 million and $7.6 million for the three and six-month periods ended June 30, 2009, respectively, and $7.3 million and $19.0 million for the three and six-month periods ended June 30, 2008, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  For interest on this demand note, the Company expensed $0.4 million and $0.8 million for the three and six-month periods ended June 30, 2009, respectively, and $0.8 million and $2.1 million for the three and six-month periods ended June 30, 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. ("LLC II").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $3.2 million and $7.2 million for the three and six-month periods ended June 30, 2009, respectively, and $7.1 million and $18.7 million for the three and six-month periods ended June 30, 2008, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006.  For interest on this demand note, the Company expensed $0.4 million and $0.8 million for the three and six-month periods ended June 30, 2009, respectively, and $0.8 million and $2.1 million for the three and six-month periods ended June 30, 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC").  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10.0 million to LLC.  Total interest credited for these funding agreements was $3.5 million and $7.7 million for the three and six-month periods ended June 30, 2009, respectively, and $7.4 million and $19.1 million for the three and six-month periods ended June 30, 2008, respectively.  The Company also issued a $100.0 million floating rate demand note payable to LLC on June 10, 2005.  For interest on this demand note, the Company expensed $0.4 million and $0.8 million for the three and six-month periods ended June 30, 2009, respectively, and $0.8 million and $2.1 million for the three and six-month periods ended June 30, 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations and expires in July 2011 concurrently with the related note.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other

The Company and certain of its subsidiaries have administrative services agreements with SLOC which provides that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $2.6 million and $4.6 million for the three and six-month periods ended June 30, 2009, respectively, and $1.9 million and $4.4 million for the three and six-month periods ended June 30, 2008, respectively.

In accordance with an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $75.6 million and $151.3 million for the three and six-month periods ended June 30, 2009, respectively, and $78.6 million and $160.9 million for the three and six-month periods ended June 30, 2008, respectively.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. ("SLISC"), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity businesses.  Expenses under this agreement amounted to approximately $4.4 million and $7.9 million for the three and six-month periods ended June 30, 2009, respectively, and $5.1 million and $9.8 million for the three and six-month periods ended June 30, 2008, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited ("SLISIL"), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $6.0 million and $12.0 million for the three and six-month periods ended June 30, 2009, respectively, and $8.0 million and $15.8 million for the three and six-month periods ended June 30, 2008, respectively.

The Company has an administrative services agreement with U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $3.1 million and $5.8 million for the three and six-month periods ended June 30, 2009, respectively, and $4.9 million and $9.8 million for the three and six-month periods ended June 30, 2008, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $1.3 million and $2.1 million for the three and six-month periods ended June 30, 2009, respectively, and $0.5 million and $1.0 for the three and six-month periods ended June 30, 2008, respectively.  The Company paid $3.9 million and $8.4 million during the three and six-month periods ended June 30, 2009, respectively, and $6.0 million and $10.6 million during the three and six-month periods ended June 30, 2008, respectively, in investment management services fees to SCA.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

The Company paid $12.2 million and $21.2 million during the three and six-month periods ended June 30, 2009, respectively, and $5.6 million and $11.4 million during the three and six-month periods ended June 30, 2008, respectively, in distribution fees to Sun Life Financial Distributors, Inc. (“SLFD”).

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Under these leases, the Company received rent of $2.7 million and $5.4 million for the three and six-month periods ended June 30, 2009, respectively, and $2.7 million and $5.2 million for the three and six-month periods ended June 30, 2008, respectively.  Rental income is reported as a component of net investment income on the condensed consolidated statements of operations.

During the six-month period ended June 30, 2009, the Company sold certain limited partnership investments to SLOC with a book value of $16.9 million and a market value of $22.4 million.  The Company recorded a gain on the sales of $5.5 million for the six-month period ended June 30, 2009.

During the six-month period ended June 30, 2008, the Company sold mortgages to SLOC with a book value of $129.5 million and a market value of $129.7 million.  The Company recorded a gain on the sales of $0.2 million for the six-month period ended June 30, 2008.

During the six-month period ended June 30, 2009, the Company purchased $395.7 million of available-for-sale fixed-rate bonds from Sun Life Investments LLC at fair value.  The Company paid cash for the bonds.

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with its indirect parent, SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses related to RSUs of approximately $1.7 million and $3.3 million for the three and six-month periods ended June 30, 2009, respectively, and $1.5 million and $2.9 million for the three and six-month periods ended June 30, 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

In 2007, SLNY entered into a series of agreements with Sun Life and Health Insurance Company (“SLHIC”), an affiliate, through which the New York issued business of SLHIC was transferred to SLNY (the “SLHIC to SLNY asset transfer”).  As part of these agreements, SLNY received certain intangible assets totaling $31.3 million.  These included the value of distribution, VOBA, and VOCRA.  The value of distribution of $7.5 million is being amortized on a straight-line basis over its projected economic life of 25 years.  VOBA of $7.6 million is subject to amortization based upon expected premium income over the period from acquisition to the first customer renewal, generally not more than two years.  VOCRA of $16.2 million is subject to amortization based upon expected premium income over the projected life of the in-force business acquired, which is 20 years.  The Company recorded amortization and interest for these intangible assets for the periods identified as follows (in 000’s):

	Six-month periods ended		Three-month periods ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Value of distribution	$149	$149	$74	$76
VOBA	863	1,030	841	352
VOCRA	69	2,245	(657)	1,685

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000’s):

Six-month period ended June 30, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$1,517,470	$27,517	$69,179	$(13,089)	$1,601,077
Total benefits and expenses	733,615	42,013	55,716	14,060	845,404
Income (loss) before income tax expense (benefit)	783,855	(14,496)	13,463	(27,149)	755,673
Net income ( loss)	$512,509	$(8,426)	$8,751	$(21,910)	$490,924

Six-month period ended June 30, 2008

Total revenues	$(100,380)	$55,047	$51,371	$12,200	$18,238
Total benefits and expenses	147,817	117,051	53,025	17,316	335,209
Loss before income tax benefit	(248,197)	(62,004)	(1,654)	(5,116)	(316,971)
Net loss	$(143,453)	$(40,246)	$(1,075)	$(1,360)	$(186,134)

Three-month period ended June 30, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$1,179,040	$166,286	$35,789	$(9,101)	$1,372,014
Total benefits and expenses	614,630	32,172	28,825	7,789	683,416
Income (loss) before income tax expense (benefit)	564,410	134,114	6,964	(16,890)	688,598
Net income (loss)	$364,646	$88,177	$4,527	$(16,040)	$441,310

Three-month period ended June 30, 2008

Total revenues	$155,776	$39,065	$26,875	$(6,229)	$215,487
Total benefits and expenses	186,766	59,364	23,777	9,791	279,698
(Loss) income before income tax (benefit) expense	(30,990)	(20,299)	3,098	(16,020)	(64,211)
Net (loss) income	$(5,742)	$(13,172)	$2,014	$(9,707)	$(26,607)

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

As a result of the adoption of SFAS No. 157, the value of the Company’s embedded derivative liabilities decreased by $166.1 million during the six-month period ended June 30, 2008.  This change is primarily a result of changes to the valuation assumptions regarding policyholder behavior, primarily lapses, as well as the incorporation of risk margins and the Company’s own credit standing in the valuation of embedded derivatives.

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

On April 1, 2009, the Company adopted FSP No. 157-4.  This FSP provides additional guidance on estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  The Company reviewed its prices sources and methodologies and has concluded that its various pricing sources and methodologies are in compliance with FSP No. 157-4 and no changes were required for the period ended June 30, 2009.

Please refer to Note 6 regarding the valuation techniques utilized by the Company to measure the fair values included herein.  There were no changes in the methods and assumptions of these valuation techniques during the six-month period ended June 30, 2009.

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

Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets,

b)	Quoted prices for identical or similar assets or liabilities in non-active markets,

c)	Inputs other than quoted market prices that are observable, and

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of June 30, 2009 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturities
Asset-backed securities	$-	$-	$-	$-
Collateralized mortgage obligations	-	2,068	2,643	4,711
Commercial mortgage-backed securities	-	13,526	55	13,581
Foreign government & agency securities	-	524	-	524
U.S. states and political subdivisions securities	-	-	-	-
U.S. Treasury and agency securities	40,667	52,807	-	93,474
Corporate securities	14,937	1,065,890	10,025	1,090,852
Total available-for-sale fixed maturities	55,604	1,134,815	12,723	1,203,142

Trading fixed maturities
Asset-backed securities	-	335,243	149,165	484,408
Collateralized mortgage obligations	-	814,902	140,533	955,435
Commercial mortgage-backed securities	-	333,751	205,597	539,348
Foreign government & agency securities	-	42,582	9,400	51,982
U.S. states and political subdivisions securities	-	-	-	-
U.S. Treasury and agency securities	370,239	270,990	-	641,229
Corporate securities	-	9,345,539	117,385	9,462,924
Total trading fixed maturities	370,239	11,143,007	622,080	12,135,326

Derivative instruments - receivable	6,225	345,021	3,099	354,345
Other invested assets	-	-	-	-
Cash and cash equivalents	2,860,946	-	-	2,860,946
Total investments and cash	3,293,014	12,622,843	637,902	16,553,759

Other assets
Separate account assets (1) (2)	13,825,663	7,523,024	720,926	22,069,613

Total assets measured at fair value on a recurring basis	$17,118,677	$20,145,867	$1,358,828	$38,623,362

(1) Pursuant to the conditions set forth in American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” the value of separate account liabilities is set to equal the fair value for separate account assets.

(2) Excludes $0.3 million, primarily related to investment sales receivable, net of investment purchases payable, that are not subject to SFAS No. 157.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of June 30, 2009 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$-	$-	$280,489	$280,489
Guaranteed minimum accumulation benefit liability	-	-	197,789	197,789
Derivatives embedded in reinsurance contracts	-	(291)	-	(291)
Fixed index annuities	-	-	102,791	102,791
Total other policy liabilities	-	(291)	581,069	580,778

Derivative instruments – payable	1,844	768,629	46,196	816,669

Other liabilities
Bank overdrafts	47,354	-	-	47,354

Total liabilities measured at fair value on a recurring basis	$49,198	$768,338	$627,265	$1,444,801

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of December 31, 2008 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturities
Asset-backed securities	$-	$54,793	$4,466	$59,259
Foreign government & agency securities	-	472	-	472
U.S. states and political subdivisions securities	-	-	-	-
U.S. Treasury and agency securities	56,478	18,503	-	74,981
Corporate securities	-	531,420	7,888	539,308
Total available-for-sale fixed maturities	56,478	605,188	12,354	674,020

Trading fixed maturities
Asset-backed securities	-	1,771,382	462,253	2,233,635
Foreign government & agency securities	-	84,615	9,200	93,815
U.S. states and political subdivisions securities	-	528	-	528
U.S. Treasury and agency securities	445,732	57,373	-	503,105
Corporate securities	-	8,796,558	134,505	8,931,063
Total trading fixed maturities	445,732	10,710,456	605,958	11,762,146

Derivative instruments – receivable	-	724,435	2,668	727,103
Other invested assets	36,300	143,645	-	179,945
Cash and cash equivalents	1,624,149	-	-	1,624,149
Total investments and cash	2,162,659	12,183,724	620,980	14,967,363

Other assets
Separate account assets (1) (2)	376,709	18,957,344	801,873	20,135,926

Total assets measured at fair value on a recurring basis	$2,539,368	$31,141,068	$1,422,853	$35,103,289

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the six-month period ended June 30, 2009 (in 000’s):
		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
Available-for-sale fixed maturities
Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Collateralized mortgage obligations	3,046	45	(448)	-	-	2,643	-
Commercial mortgage-backed securities	1,420	(29)	7	-	(1,343)	55	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,888	242	273	3,036	(1,414)	10,025	-
Total available-for-sale fixed maturities	12,354	258	(168)	3,036	(2,757)	12,723	-

Trading fixed maturities
Asset-backed securities	145,267	16,417	-	(4,371)	(8,148)	149,165	27,738
Collateralized mortgage obligations	116,572	(6,792)	-	(6,448)	37,201	140,533	9,611
Commercial mortgage-backed securities	200,414	5,436	-	(253)	-	205,597	67,121
Foreign government & agency securities	9,200	305	-	(105)	-	9,400	200
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,505	10,377	-	4,915	(32,412)	117,385	14,312
Total trading fixed maturities	605,958	25,743	-	(6,262)	(3,359)	622,080	118,982

Derivative instruments – receivable	2,668	46	-	385	-	3,099	46
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	620,980	26,047	(168)	(2,841)	(6,116)	637,902	119,028

Other assets
Separate account assets (1)	801,873	25,804	-	(66,872)	(39,879)	720,926	125,100

Total assets measured at fair value on a recurring basis	$ 1,422,853	$ 51,851	$ (168)	$ (69,713)	$ (45,995)	$1,358,828	$ 244,128

(1)
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2)	Transfers in and/or (out) of level 3 during the six-month period ended June 30, 2009 are primarily attributable to changes in the observability of inputs used to price the securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the six-month period ended June 30, 2009 (in 000’s):

		Total realized and unrealized (gains) losses
Liabilities	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 335,612	$ (82,247)	$ -	$ 27,124	$ -	$ 280,489	$ (74,916)
Guaranteed minimum accumulation benefit liability	358,604	(170,707)	-	9,892	-	197,789	(165,068)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	106,619	(1,151)	-	(2,677)	-	102,791	(4,081)
Total other policy liabilities	800,835	(254,105)	-	34,339	-	581,069	(244,065)

Derivative instruments – payable	42,066	4,130	-	-	-	46,196	4,130

Total liabilities measured at fair value on a recurring basis	$ 842,901	$ (249,975)	$ -	$ 34,339	$ -	$ 627,265	$ (239,935)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the six-month period ended June 30, 2008 (in 000’s):
		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
Available-for-sale fixed maturities
Asset-backed securities	$ 4,330	$ (448)	$ (362)	$ -	$ 2,717	$ 6,237	$ -
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	9,039	(268)	-	(272)	(6,387)	2,112	-
Total available-for-sale fixed maturities	13,369	(716)	(362)	(272)	(3,670)	8,349	-

Trading fixed maturities
Asset-backed securities	1,085,287	(196,372)	-	(2,150)	69,228	955,993	(216,561)
Foreign government & agency securities	63,331	(1,622)	-	229	(10,450)	51,488	(1,623)
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,446	(9,903)	-	(4,187)	(90,014)	30,342	(7,101)
Total trading fixed maturities	1,283,064	(207,897)	-	(6,108)	(31,236)	1,037,823	(225,285)

Derivative instruments – receivable	24,073	2,812	-	(24,286)	363	2,962	2,812
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	1,320,506	(205,801)	(362)	(30,666)	(34,543)	1,049,134	(222,473)

Other assets
Separate account assets (1)	1,752,495	(107,797)	-	(42,118)	(434,275)	1,168,305	(114,959)

Total assets measured at fair value on a recurring basis	$ 3,073,001	$ (313,598)	$ (362)	$ (72,784)	$ (468,818)	$2,217,439	$ (337,432)

(1)
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2)	Transfers in and/or (out) of level 3 during the six-month period ended June 30, 2008 are primarily attributable to changes in the observability of inputs used to price the securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the six-month period ended June 30, 2008 (in 000’s):

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended June 30, 2009 (in 000’s):

		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
Available-for-sale fixed maturities
Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Collateralized mortgage obligations	2,523	76	44	-	-	2,643	-
Commercial mortgage-backed securities	65	(14)	4	-	-	55	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	1,749	119	1,972	3,198	2,987	10,025	-
Total available-for-sale fixed maturities	4,337	181	2,020	3,198	2,987	12,723	-

Trading fixed maturities
Asset-backed securities	96,603	39,850	-	(1,700)	14,412	149,165	46,505
Collateralized mortgage obligations	103,126	6,443	-	(3,266)	34,230	140,533	9,607
Commercial mortgage-backed securities	177,827	27,857	-	(87)	-	205,597	61,187
Foreign government & agency securities	9,450	55	-	(105)	-	9,400	(50)
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	98,795	9,719	-	8,074	797	117,385	13,581
Total trading fixed maturities	485,801	83,924	-	2,916	49,439	622,080	130,830

Derivative instruments – receivable	2,361	619	-	119	-	3,099	619
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	492,499	84,724	2,020	6,233	52,426	637,902	131,449

Other assets
Separate account assets (1)	558,767	13,616	-	178,970	(30,427)	720,926	101,168

Total assets measured at fair value on a recurring basis	$1,051,266	$ 98,340	$ 2,020	$ 185,203	$ 21,999	$ 1,358,828	$ 232,617

(1)
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2)	Transfers in and/or (out) of level 3 during the three-month period ended June 30, 2009 are primarily attributable to changes in the observability of inputs used to price the securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended June 30, 2009 (in 000’s):

		Total realized and unrealized (gains) losses
Liabilities	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 377,589	$ (113,203)	$ -	$ 16,103	$ -	$ 280,489	$ (109,487)
Guaranteed minimum accumulation benefit liability	326,105	(133,626)	-	5,310	-	197,789	(131,035)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	90,055	8,759	-	3,977	-	102,791	10,889
Total other policy liabilities	793,749	(238,070)	-	25,390	-	581,069	(229,633)

Derivative instruments – payable	39,143	7,053	-	-	-	46,196	7,053

Total liabilities measured at fair value on a recurring basis	$ 832,892	$ (231,017)	$ -	$ 25,390	$ -	$ 627,265	$ (222,580)

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets and liabilities which are categorized as Level 3 for the three-month period ended June 30, 2008 (in 000’s):

		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
Available-for-sale fixed maturities
Asset-backed securities	$ 3,947	$ (325)	$ 109	$ -	$ 2,506	$ 6,237	$ -
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	10,211	108	(121)	(135)	(7,951)	2,112	-
Total available-for-sale fixed maturities	14,158	(217)	(12)	(135)	(5,445)	8,349	-

Trading fixed maturities
Asset-backed securities	910,432	274	-	12,878	32,409	955,993	(5,574)
Foreign government & agency securities	62,107	(169)	-	-	(10,450)	51,488	(169)
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. Treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	237,047	(5,796)	-	(39,314)	(161,595)	30,342	(4,007)
Total trading fixed maturities	1,209,586	(5,691)	-	(26,436)	(139,636)	1,037,823	(9,750)

Derivative instruments – receivable	30,000	2,801	-	(29,994)	155	2,962	2,801
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	1,253,744	(3,107)	(12)	(56,565)	(144,926)	1,049,134	(6,949)

Other assets
Separate account assets (1)	1,191,318	(87,559)	-	117,983	(53,437)	1,168,305	(85,646)

Total assets measured at fair value on a recurring basis	$ 2,445,062	$ (90,666)	$ (12)	$ 61,418	$ (198,363)	$2,217,439	$ (92,595)

(1)
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2)	Transfers in and/or (out) of level 3 during the three-month period ended June 30, 2008 are primarily attributable to changes in the observability of inputs used to price the securities.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The FV Option

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) provides entities the option to measure certain financial assets and financial liabilities at fair value (the “FV Option”) with changes in fair value recognized in earnings each period.  SFAS No. 159 also permits the FV Option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company adopted SFAS No. 159 as of January 1, 2008.  The Company has elected to apply the provisions of SFAS No. 159 for fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale.  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion, and are now classified as trading fixed maturities.

The Company adopted the FV Option to more closely align the changes in the fair values of its derivative instruments, which are reported as a component of net derivative income (loss) in the condensed consolidated statements of operations, with the changes in the fair value of its fixed maturity investments, a significant portion of which are now reported as a component of net investment income in the income statement, due to the election of the FV Option.  The Company does not employ hedge accounting for any of its derivative instruments.  The Company primarily uses interest rate swaps as part of its asset-liability management strategy, which generally experiences changes in fair value due to interest rate changes.  As such, the Company is attempting to mitigate earnings volatility by electing the FV Option for a significant portion of its fixed maturity investment portfolio, which is expected to experience inverse movements in fair value related to interest rate changes.  Additionally, this election provides greater accounting consistency with the Parent and SLF, and will make it possible for the Company to employ different investment strategies in the future, whereby portfolio trading will not influence the Company’s accounting.

Investment income for both trading and available-for-sale fixed maturities is recognized when earned, including amortization of any premium or accrual of any discount, and the effect of estimated principal repayments, if applicable.  Investment income is reported as a component of net investment income in the condensed consolidated statements of operations.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of fixed maturities at June 30, 2009, was as follows (in 000’s):

			Gross
Available-for-sale fixed maturities	Amortized Cost	Gross Unrealized Gains	Unrealized Temporary Losses	OTTI Losses(1)	Fair Value

Collateralized mortgage obligations	$ 6,163	$ 79	$ (1,530)	$ -	$ 4,712
Commercial mortgage-backed securities	15,808		(2,228)	-	13,580
Foreign government & agency securities	509	15	-	-	524
U.S. states and political subdivisions securities	-	-	-	-	-
U.S. treasury and agency securities	89,217	4,295	(38)	-	93,474
Total non-corporate	111,697	4,389	(3,796)	-	112,290

Corporate securities	1,134,685	52,998	(82,773)	(14,059)	1,090,851

Total available-for-sale fixed maturities	$ 1,246,382	$ 57,387	$ (86,569)	$ (14,059)	$ 1,203,141

			Gross
Trading fixed maturities	Amortized Cost	Gross Unrealized Gains	Unrealized Temporary Losses	Fair Value

Asset-backed securities	$ 728,347	$ 6,298	$ (249,452)	$ 485,193
Collateralized mortgage obligations	1,519,578	5,342	(569,487)	955,433
Commercial mortgage-backed securities	1,037,176	11,146	(508,983)	539,339
Foreign government & agency securities	53,010	730	(1,759)	51,981
U.S. states and political subdivisions securities	-	-	-
U.S. treasury and agency securities	639,491	15,930	(14,206)	641,215
Total non-corporate	3,977,602	39,446	(1,343,887)	2,673,161

Corporate securities	10,327,641	128,592	(994,069)	9,462,164

Total trading fixed maturities	$ 14,305,243	$ 168,038	$ (2,337,956)	$12,135,325

(1) Represents the before tax non-credit OTTI loss recorded as a component of accumulated other comprehensive loss (“AOCI”).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturities (continued)

The amortized cost and fair value of fixed maturities at December 31, 2008, was as follows (in 000’s):

			Gross
		Gross	Unrealized
	Amortized	Unrealized	Temporary	Fair
Available-for-sale fixed maturities	Cost	Gains	Losses	Value
Collateralized mortgage obligations	$ 22,504	$ 94	$ (4,489)	$ 18,109
Mortgage-backed securities	40,107	1,060	(17)	41,150
Foreign government & agency securities	509	-	(37)	472
U.S. treasury & agency securities	61,824	13,262	(105)	74,981
Total non-corporate	124,944	14,416	(4,648)	134,712

Corporate securities	657,917	4,475	(123,084)	539,308

Total available-for-sale fixed maturities	$ 782,861	$ 18,891	$ (127,732)	$ 674,020

			Gross
		Gross	Unrealized
	Amortized	Unrealized	Temporary	Fair
Trading fixed maturities:	Cost	Gains	Losses	Value
Asset-backed securities	$ 796,032	$ 4,357	$ (294,557)	$ 505,832
Collateralized mortgage obligations	2,627,715	8,543	(1,141,245)	1,495,013
Mortgage-backed securities	213,175	4,579	(325)	217,429
Foreign government & agency securities	110,991	1,972	(3,788)	109,175
U.S. treasury & agency securities	484,910	36,528	(18,332)	503,106
Total non-corporate	4,232,823	55,979	(1,458,247)	2,830,555

Corporate securities	10,676,606	38,976	(1,783,991)	8,931,591

Total trading fixed maturities	$ 14,909,429	$ 94,955	$ (3,242,238)	$ 11,762,146

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturities (continued)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments held at June 30, 2009 are shown below.  Actual maturities may differ from contractual maturities on ABS and MBS because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in 000’s)
	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 67,329	$ 67,069
Due after one year through five years	268,433	286,302
Due after five years through ten years	260,162	276,047
Due after ten years	577,487	502,626
Subtotal – Maturities of available-for-sale fixed securities	1,173,411	1,132,044
ABS, CMO and MBS securities	72,971	71,097
Total available-for-sale fixed securities	$ 1,246,382	$ 1,203,141

Maturities of trading fixed securities:
Due in one year or less	$ 468,677	$ 459,501
Due after one year through five years	4,646,026	4,474,078
Due after five years through ten years	3,458,761	3,117,766
Due after ten years	2,182,907	1,841,050
Subtotal – Maturities of trading fixed securities	10,756,371	9,892,395
ABS, CMO and MBS securities	3,548,872	2,242,930
Total trading fixed securities	$ 14,305,243	$ 12,135,325

Gross gains of $0.5 million were realized on the sale of fixed maturities for the six-month period ended June 30, 2009.  During the six-month period ended June 30, 2009, the Company’s gross realized losses related to securities that were in an unrealized loss position were insignificant.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Unrealized Losses

The following table shows the fair value and gross unrealized losses, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI, of the Company’s available-for-sale fixed maturity investments, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at June 30, 2009 (in 000’s).

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate securities	$ 134,884	$ (12,263)	$ 344,591	$ (84,569)	$479,475	$ (96,832)
Collateralized mortgage obligations	478	(505)	2,165	(1,025)	2,643	(1,530)
Commercial mortgage-backed securities	-	-	13,579	(2,228)	13,579	(2,228)
U.S. treasury & agency securities	5,065	(18)	201	(20)	5,266	(38)

Total	$ 140,427	$ (12,786)	$ 360,536	$ (87,842)	$500,963	$ (100,628)

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at December 31, 2008 (in 000’s).

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate securities	$ 213,657	$ (37,430)	$ 226,295	$ (85,654)	$ 439,952	$ (123,084)
Collateralized mortgage obligations	2,967	(1,162)	12,739	(3,327)	15,706	(4,489)
Mortgage-backed securities	1,054	(7)	3,137	(10)	4,191	(17)
U.S. treasury & agency securities	1,855	(105)	-	-	1,855	(105)
Foreign government & agency securities	473	(37)	-	-	473	(37)

Total	$ 220,006	$ (38,741)	$ 242,171	$ (88,991)	$ 462,177	$ (127,732)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment

On April 1, 2009, the Company adopted FSP Nos. FAS 115-2 and 124-2 for the recognition and presentation of OTTI, as described in Note 1 to these condensed consolidated financial statements.  Securities whose fair value is less than its carrying amount are considered to be impaired and are evaluated for potential other-than-temporary impairment.  If the Company intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporarily impaired and the Company records as a charge to earnings the full amount of impairment (the difference between the current carrying amount and fair value of the securities).  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the credit loss and non-credit loss.  The credit loss portion is charged to net realized investment losses in the condensed consolidated statements of operations while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.  To compute the credit loss component of OTTI for corporate bonds on transition, both historical default (by rating) data, used as a proxy for the probability of default, and loss given default (by issuer) projections were applied to the par amount of the bond.  For corporate bonds post-transition, the present value of future cash flows using the book yield is used to determine the credit component of OTTI.  If the present value of the cash flow is less than the security’s amortized cost then the difference is recorded as a credit loss.  The difference between the estimates of the credit related loss and the overall OTTI was concluded to be the non-credit-related component.

As a result of the adoption of this FSP, a cumulative effect adjustment, net of tax, of $9.1 million was recorded to increase accumulated other comprehensive loss with a corresponding decrease to accumulated deficit for the non-credit loss component of previously impaired securities that the Company neither intends to sell nor it is more likely than not that the Company will be required to sell before recovery of amortized cost.

For those securities where the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell, the Company employs a portfolio monitoring process to identify securities that are other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from the investment and accounting functions that meets at least quarterly to review individual issues or issuers that may be of concern.  In determining whether a security is other-than-temporarily-impaired, the Credit Committee considers numerous factors as described below.  The process involves a quarterly screening of all impaired securities, with particular attention paid to identify those securities whose fair value to amortized cost percentages have been less than 80% for an extended period of time.  Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial position  and its near term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  In making these evaluations, the Credit Committee exercises considerable judgment.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

“Monitor List”- Management has concluded that the Company’s amortized cost will be recovered through timely collection of all contractually specified cash flows, but that changes in issuer-specific facts and circumstances require monitoring on a quarterly basis.  No OTTI charge is recorded in the Company’s condensed consolidated statements of operations for unrealized loss on securities related to these issuers.

“Watch List”- Management has concluded that the Company’s amortized cost will be recovered through timely collection of all contractually specified cash flows, but that changes in issuer-specific facts and circumstances require continued monitoring during the quarter.  A security is moved from the Monitor List to the Watch List when changes in issuer-specific facts and circumstances increase the possibility that a security may become impaired within the next 24 months.  No OTTI charge is recorded in the Company’s condensed consolidated statements of operations for unrealized loss on securities related to these issuers.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment (continued)

“Impaired List”- This list includes securities that the Company has the intent to sell or more likely than not will be required to sell.  In addition, it includes those securities that management has concluded that the Company’s amortized cost will not be recovered due to expected delays or shortfalls in contractually specified cash flows and the security is considered OTTI. For these investments, an OTTI charge is recorded or the security is sold and a realized loss is recorded as a charge to income.  Credit OTTI losses are recorded in the Company’s condensed consolidated statement of operations and non-credit OTTI losses are recorded in other comprehensive income.

Structured securities, typically those rated single A or below, are subject to Emerging Issues Task Force Issue No.  99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”).  EITF 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security.  In the event that fair value is less than carrying amount and  there has been an adverse change in the expected cash flows (as measured by comparing the original expected cash flows  to the current expectation of cash flows, both discounted at the current effective rate), then an impairment charge is recorded to income.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third parties, along with assumptions and judgments about the future performance of the underlying collateral.  Losses incurred on the respective commercial mortgage backed securities (“CMBS”) and residential mortgage backed securities (“RMBS”) portfolios are based on expected loss models, not incurred loss models (in accordance with EITF 99-20). Expected cash flows include assumptions about key systematic risks (e.g. unemployment rates, housing prices) and loan-specific information (e.g. delinquency rates, loan-to- volume ratios.)

There are inherent risks and uncertainties in management’s evaluation of securities for OTTI.  These risks and uncertainties include factors both external and internal to the Company, such as general economic conditions, an issuer’s financial condition or near-term recovery prospects, market interest rates, unforeseen events which affect one or more issuers or industry sectors, and portfolio management parameters, including asset mix, interest rate risk, portfolio diversification, duration matching, and greater than expected liquidity needs.  All of these factors could impact management’s evaluation of securities for OTTI.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment (continued)

For securities that are assessed to have incurred a credit loss, the amount of credit loss is calculated based upon the cash flows the Company expects to collect given an assessment of the relevant facts and circumstances for the issuer and specific bond issue.  Such factors include the financial condition, credit quality, the near-term prospects of the issuer, and the issuer's relative liquidity, among other factors.

The Company recorded credit OTTI losses in its condensed consolidated statement of operations totaling $4.8 million for the three and six-month periods ended June 30, 2009, respectively, for OTTI on its available-for-sale fixed maturity securities.  The $4.8 million credit loss OTTI recorded during the three-month period ended June 30, 2009 was concentrated in corporate debt of financial institutions.  These impairments were driven primarily by adverse financial conditions of the issuers.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was also recognized in other comprehensive income (loss).

Three-month Period Ended June 30, 2009 (in 000’s)

Beginning balance	$-
Add: Credit losses remaining in accumulated deficit related to the adoption of FSP Nos. FAS 115-2 and 124-2	27,805
Add: Credit losses on OTTI not previously recognized	4,834
Less: Credit losses on securities sold	-
Less: Credit losses on securities impaired due to intent to sell	-
Add: Credit losses on previously impaired securities	-
Less: Increases in cash flows expected on previously impaired securities	(127)
Ending balance	$32,512

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

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

Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flow payments at pre-determined intervals and are based upon or calculated by reference to changes in specified interest rates (fixed or floating), foreign currency exchange rates, or prices on an underlying principal balance (notional).  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency exchange swaps.  A single net payment is usually made by one counterparty at pre-determined dates. The net payment is recorded as a component of net derivative income in the condensed consolidated statement of operations.

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

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Swap Agreements (continued)

On September 6, 2006 the Company entered into an agreement with the CARS Trust.  Through this agreement, the Company purchased a funded note, which is referenced through a credit default swap, as the seller of credit protection, to the credit performance of a portfolio of corporate reference entities.  The Company entered into this credit structure for yield enhancement.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FIN 46(R).  As a result of the consolidation, the Company has recorded in its balance sheet a credit default swap held by the CARS Trust.   At issue, the swap had a seven-year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement.  At June 30, 2009 and December 31, 2008, the CARS Trust has not had to make any payments under the terms of the swap as the sum of all credit events has not exceeded the threshold amount.  At June 30, 2009 and December 31, 2008, the fair value of the credit default swap was $(46.2) million and $(42.1) million, respectively.  Under the terms of the credit derivative, the maximum future payments the CARS Trust could be required to make is $55.0 million.  In the event the CARS Trust was required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  As of June 30, 2009 and December 31, 2008, the fair value of the assets held as collateral by the CARS Trust was $46.7 million and $42.3 million, respectively.

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

Futures

Futures contracts, both long and short, are entered into for purposes of hedging liabilities on fixed index and domestic variable annuity products with guaranteed minimum death benefits (“GMDB”) and living benefit features, with cash flows based on changes in equity indices.  Certain futures are also utilized to hedge interest rate risk associated with these products.  On the trade date, an initial cash margin is exchanged.  Daily cash is exchanged to settle the daily variation margin.

Call/Put Options

In addition to short futures, the Company also utilizes over-the-counter (“OTC”) put options on major indices to hedge against stock market exposure inherent in the guaranteed minimum death benefit and living benefit features of the Company's variable annuities.  Unlike futures, however, these require initial cash outlays. The Company also purchases OTC call options on major indices to economically hedge its obligation under certain fixed annuity contracts, as well as enhance income on the underlying assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Embedded Derivatives

The Company issues annuity contracts and enters into reinsurance agreements that contain a derivative instrument that is embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or reinsurance agreement) and is carried at fair value.  See Note 10 for further information regarding derivatives embedded in annuity contracts; see Note 7 for further information regarding derivatives embedded in reinsurance contracts.

The following is a summary of the Company’s derivative positions at:

	As of June 30, 2009		As of December 31, 2008
	Number of Contracts	Principal Notional (in 000’s)	Number of Contracts	Principal Notional (in 000’s)

Interest rate swaps	186	$ 12,156,600	218	$ 14,036,100
Currency swaps	13	354,307	14	408,773
Credit default swaps	1	55,000	1	55,000
Equity swaps	2	4,908	2	4,908
Currency forwards	-	-	-	-
Swaptions	5	1,150,000	5	1,150,000
Futures	(16,175)	1,978,539	927	1,991,840
Index call options	5,904	961,140	8,081	1,166,148
Index put options	7,350	670,301	5,500	591,385
Total	(2,714)	$ 17,330,795	14,748	$ 19,404,154

Since December 31, 2008, short future and index put option positions have been added to hedge against potential adverse movements in the stock market as the economy continues to recover. Correspondingly, index call options have been reduced.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

The following is a summary of the Company’s derivative asset and liability positions by primary risk exposure as of June 30, 2009 (in 000’s).  With the exception of embedded derivatives, all derivatives are carried at fair value in derivative instruments – receivable or derivative instruments – payable in the Company’s condensed consolidated balance sheet.  Embedded derivatives related to reinsurance agreements and annuity contracts are carried at fair value in contractholder deposit funds and other policy liabilities in the Company’s condensed consolidated balance sheets.

	As of June 30, 2009
	Asset Derivatives	Liability Derivatives
	Fair Value (a)	Fair Value (a)

Interest rate contracts	$ 213,370	$ 768,295
Foreign currency contracts	70,018	334
Equity contracts	64,732	-
Credit contracts	-	46,196
Futures (b)	6,225	1,844
Embedded derivatives (c)	80,560	661,338
Total	$ 434,905	$ 1,478,007

(a)	Amounts are presented without consideration of master netting agreements and collateral.
(b)	Futures include both interest rate and equity price risks.
(c)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

The following is a summary of the Company’s realized and unrealized gains and losses by derivative type for the six-month period ended June 30, 2009 (in 000’s).  All realized and unrealized derivative gains and losses are recorded in net derivative income (loss) in the Company’s condensed consolidated statement of operations.

For the Period Ended June 30, 2009
Gain (Loss) Recognized in Income

Interest rate contracts	$ 287,631
Foreign currency contracts	(2,209)
Equity contracts	(41,488)
Credit contracts	(4,130)
Futures	(103,895)
Embedded derivatives	165,681
Total	$ 301,590

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, contractual requirements for transacting with counterparties and collateral support agreements, and limitations on counterparty concentrations.  Exposures by counterparty are monitored closely, as well as counterparty credit ratings.  All contracts are held with counterparties rated A or higher.  As of June 30, 2009, the Company’s liability positions were linked to a total of 15 counterparties, of which the largest single unaffiliated counterparty payable had credit exposure of $129.2 million. The Company’s net asset positions were linked to a total of 20 counterparties, of which the largest single unaffiliated counterparty receivable had credit exposure of $164.0 million.

Credit-related Contingent Features

All derivative transactions are covered under standardized contractual agreements with counterparties all of which include credit-related contingent features.  Certain counterparty relationships may also include supplementary agreements with such tailored terms as additional triggers for early terminations, acceptable practices related to cross transaction netting, or minimum thresholds for determining collateral.

Credit-related triggers include failure to pay or deliver on an obligation past certain grace periods, bankruptcy, or the downgrade of credit ratings to below a stipulated level.  These apply to both the Company and its counterparty.  The aggregate value of all derivative instruments with credit risk-related contingent features that were in a liability position at June 30, 2009 is approximately $786.9 million.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its liability positions, offset by the value of previously pledged collateral.  If an early termination was triggered on June 30, 2009, the Company would be expected to settle a net obligation of approximately $505.6 million.

If counterparties are unable to meet accelerated payment obligations, the Company may also be exposed to uncollectible asset positions, offset by the value of collateral that has been posted with the Company.

At June 30, 2009, the Company had collateral of $281.3 million pledged to counterparties, including a combination of cash and U.S. Treasury securities and other collateral. The Company was holding cash collateral posted by counterparties of $115.8 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," (“SFAS No. 107”) excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements.  The fair value amounts presented herein do not include the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items.  Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value to the Company.  Likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 2,860,946	$ 2,860,946	$ 1,624,149	$ 1,624,149
Fixed maturities	13,338,466	13,338,466	12,436,166	12,436,166
Mortgages	2,019,221	1,915,980	2,083,003	2,083,089
Derivative instruments -receivables	354,345	354,345	727,103	727,103
Policy loans	719,666	793,681	729,407	768,658
Other invested assets	-	-	179,945	179,945
Separate accounts	21,780,876	21,780,876	20,531,724	20,531,724

Financial liabilities:
Contractholder deposit funds and other policy liabilities	14,392,890	13,489,241	14,292,665	13,256,964
Derivative instruments - payables	816,669	816,669	1,494,341	1,494,341
Long-term debt to affiliates	2,098,000	2,098,000	1,998,000	1,998,000
Other liabilities	47,354	47,354	87,534	87,534
Separate accounts	21,780,876	21,780,876	20,531,724	20,531,724

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

For privately-placed fixed maturities, fair values are estimated using matrices, which take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately-placed fixed maturities are also priced using market prices or broker quotes.

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

Policy loans:  The fair value of policy loans is determined by estimating future policy loan cash flows and discounting the cash flows at a current market interest rate.

Other invested assets:  This financial instrument primarily consists of certain cash instruments and fixed maturity securities, which were purchased using cash collateral related to a securities lending program in which the Company participates.  The fair value of the cash instrument is consistent with the method used in calculating the fair value of the cash and cash equivalents, as described above.  The pricing methods used for the fixed maturity securities component of the securities lending is as explained in the fair value of fixed maturities above.  As of June 30, 2009, the Company recorded the collateral investment at fair value in the condensed consolidated balance sheets in available-for-sale fixed maturity securities and cash and cash equivalent.  At December 31, 2008, the Company recorded the collateral investment at fair value in the condensed consolidated balance sheets in other invested assets.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Contractholder deposit funds and other policy liabilities: The fair values of the Company's general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.  The fair values of other deposits with future maturity dates are estimated using discounted cash flows.  The fair values of S&P 500 Index and other equity-linked embedded derivatives are produced using standard derivative valuation techniques.  Guaranteed minimum accumulation benefits (“GMABs”) or withdrawal benefits (“GMWBs”) are considered to be derivatives under SFAS No. 133 and are included in contractholder deposit funds.  Consistent with the provisions of SFAS No. 157, the Company incorporates risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.

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

Wealth Management Segment

The Wealth Management Segment manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion and $1.6 billion at June 30, 2009 and December 31, 2008, respectively.  This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.

Related to this agreement, the Company held the following assets and liabilities (in thousands) at:

	June 30,	December 31,
	2009	2008
Assets Reinsurance receivable	$1,528,709	$1,560,946
Other assets	-	38,998

Liabilities Contractholder deposit funds and other policy liabilities	1,451,023	1,428,331
Reinsurance payable	1,517,962	1,509,989

The funds withheld assets are comprised of bonds, mortgage loans, policy loans, derivative instruments, and cash and cash equivalents that are managed by the Company.  The significant decline in the value of the funds withheld assets during the year ended December 31, 2008 increased the value of an embedded derivative which has been separated from the host reinsurance contract and recorded at fair value in the Company’s condensed consolidated balance sheets.  The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $72.7 million and $130.6 million at June 30, 2009 and December 31, 2008, respectively.  The Company records the embedded derivative in its condensed consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.  The change in value of this embedded derivative decreased derivative income by $57.5 million and $57.9 million for the three and six-month periods ended June 30, 2009, respectively.  Reinsurance payable includes a funds withheld liability of $1,518.0 million and $1,510.0 million at June 30, 2009 and December 31, 2008, respectively.

By reinsuring the SPWL product, the Company reduced net investment income by $41.8 million and $69.0 million for the three and six-month periods ended June 30, 2009, respectively, and by $45.0 million and $66.8 million for the three and six-month periods ended June 30, 2008, respectively.  The Company also reduced interest credited by $18.6 million and $37.6 million for the three and six-month periods ended June 30, 2009, respectively, and by $17.6 million and $36.4 million for the three and six-month periods ended June 30, 2008, respectively.  In addition, the Company increased net investment income relating to an experience rate refund under the reinsurance agreement by $3.1 million and $3.8 million for the three and six-month periods ended June 30, 2009, respectively, and by $3.8 million and $5.4 million for the three and six-month periods ended June 30, 2008, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities on the condensed consolidated balance sheets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. REINSURANCE (CONTINUED)

Individual Protection Segment

The following are the Company’s significant reinsurance agreements that impact the Individual Protection Segment:

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with BarbCo 3, an affiliate, to cede all of the risks associated with certain in-force corporate and bank-owned variable universal life and private placement variable universal life policies on a combination coinsurance, coinsurance with funds withheld and a modified coinsurance basis.  Future new business will also be ceded under this agreement.

At the inception of the transaction, BarbCo 3 paid an initial ceding commission to the Company of $41.5 million and the Company recorded a reinsurance payable and related reinsurance receivable of $370.7 million and $329.2 million, respectively.  The reinsurance payable included a funds withheld liability of $247.9 million and a deferred gain of $122.8 million.

Related to this agreement, the Company held the following assets and liabilities (in thousands) at:

June 30,
2009
Assets Reinsurance receivable	$375,191

Liabilities Contractholder deposit funds and other policy liabilities	381,934
Reinsurance payable	399,971

At June 30, 2009, reinsurance payable includes a funds withheld liability and a deferred gain of $272.3 million and $123.1 million, respectively.  The funds withheld assets are comprised of bonds, policy loans, and cash and cash equivalents that are managed by the Company.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $11.6 million at June 30, 2009 and resulted in a decrease of derivative income by $14.9 million and $11.6 million for the three and six-month period ended June 30, 2009, respectively.  In addition, the reinsurance agreement decreased revenues by approximately $17.9 million and $26.0 million, respectively, and decreased expenses by $5.2 million and $14.5 million, respectively, for the three and six-month periods ended June 30, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

The Company, through Sun Life Vermont, entered into a reinsurance agreement with SLOC effective November 8, 2007.  Pursuant to this reinsurance agreement, Sun Life Vermont will fund AXXX reserves, attributable to certain UL policies sold by SLOC through its United States branch (the "Branch").  Sun Life Vermont reinsures, on a coinsurance basis, a 100% quota share of SLOC's risk on the UL policies covered under the reinsurance agreement.  Sun Life Vermont's obligations are secured in part through a reinsurance trust and in part on a funds-withheld basis.  Related to this agreement, Sun Life Vermont held the following assets and liabilities (in thousands):

	June 30,	December 31,
	2009	2008
Assets Deferred policy acquisition costs	$125,033	$73,958
Reinsurance receivable for funds withheld	859,381	1,105,722
Reinsurance receivable – other	25,859	19,686

Liabilities Contractholder deposit funds and other policy liabilities	828,601	813,387
Future contract and policy benefits	81,667	73,058
Reinsurance payable	814	-
Other liabilities	136,057	21,529

The funds withheld assets are comprised of bonds, mortgage loans, derivatives, and cash and cash equivalents that are held in a separate trust account for the protection of policyholders and claimants of the Branch.  The assets of the trust are managed by SLOC with all of the investment returns, net of expenses, inuring to the Company.  The funds withheld assets are reported as reinsurance receivable in the Company’s condensed consolidated balance sheets.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $68.7 million and $91.8 million at June 30, 2009 and December 31, 2008, respectively.  The change in value of this embedded derivative increased (decreased) derivative income by $52.3 million and $23.1 million for the three and six-month periods ended June 30, 2009, respectively, and by $(12.5) million and $(28.4) million for the three and six-month periods ended June 30, 2008, respectively. The Company records the embedded derivative as part of contractholder deposit funds and other policy liabilities in the condensed consolidated balance sheets.  Other liabilities include $136.1 million and $9.5 million of unearned revenue at June 30, 2009 and December 31, 2008, respectively.

In addition, the reinsurance agreement has (decreased) increased revenues by approximately $(62.0) million and $(191.2) million for the three and six-month periods ended June 30, 2009, respectively, and by $(10.1) million and $15.1 million for the three and six-month periods ended June 30, 2008, respectively.  This agreement has also increased (decreased) expenses by $6.8 million and $(4.9) million for the three and six-month periods ended June 30, 2009, respectively, and by $17.0 million and $31.0 million for the three and six-month periods ended June 30, 2008, respectively.

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

	June 30,	December 31,
	2009	2008
Assets Reinsurance receivables	$87,775	$77,628
Other assets	-	2,676

Liabilities Contractholder deposit funds and other policy liabilities	75,518	63,210
Future contract and policy benefits	5,518	3,162
Reinsurance payable to affiliate	152,129	140,832
Other liabilities	-	1,057

Reinsurance payable to affiliate includes a funds withheld liability of $100.3 million and $89.4 million at June 30, 2009 and December 31, 2008, respectively; and a deferred gain of $48.8 million and $51.4 million at June 30, 2009 and December 31, 2008, respectively.  The funds withheld assets are comprised of bonds, mortgage loans, policy loans, and cash and cash equivalents being managed by SLNY.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $7.9 million and $12.0 million at June 30, 2009 and December 31, 2008, respectively.  The change in value of this embedded derivative decreased derivative income by $5.6 million and $4.1 million for the three and six-month periods ended June 30, 2009, respectively, and increased derivative income by $1.9 million and $2.4 million for the three and six-month periods ended June 30, 2008, respectively.

In addition, the reinsurance agreement between SLOC and SLNY decreased revenues by approximately $9.4 million and $11.7 million for the three and six-month period ended June 30, 2009, respectively, and by $2.2 million and $7.5 million for the three and six-month periods ended June 30, 2008, respectively.  This agreement also decreased benefits and expenses by approximately $3.9 million and $9.2 million for the three and six-month periods ended June 30, 2009, respectively, and by $2.1 million and $4.4 million for the three and six-month periods ended June 30, 2008, respectively.

The Company has other agreements with SLOC and several unrelated companies, which provide for reinsurance of portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”) and corporate owned life insurance (“COLI”) policies. These amounts are reinsured on either a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements have decreased revenues by approximately $40.3 million and $82.6 million for the three and six-month periods ended June 30, 2009, respectively, and by $35.0 million and $67.6 million for the three and six-month periods ended June 30, 2008, respectively.  These agreements have also reduced expenses by approximately $31.9 million and $61.9 million for the three and six-month periods ended June 30, 2009, respectively, and by $5.0 million and $29.6 million for the three and six-month periods ended June 30, 2008, respectively.

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

The Company, through its subsidiary, SLNY, has an agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At June 30, 2009 and December 31, 2008, SLNY held policyholder liabilities related to this contract of $33.5 million and $32.8 million, respectively.  In addition, the reinsurance agreement increased revenues by $13.1 million and $27.1 million for the three and six-month periods ended June 30, 2009, respectively, and by $15.7 million and $29.0 million for the three and six-month periods ended June 30, 2008, respectively.  This agreement also increased benefits and expenses by $12.9 million and $23.6 million for the three and six-month periods ended June 30, 2009, respectively, and by $8.4 million and $21.0 million for the three and six-month periods ended June 30, 2008, respectively.

8. COMMITMENTS AND CONTINGENCIES

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance, and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  Related to the separate account DRD, the Company recorded benefits of $4.1 million and $8.2 million for the three and six-month periods ended June 30, 2009, respectively, and $6.0 million and $9.0 million for the three and six-month periods ended June 30, 2008, respectively.

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

9.  RETIREMENT PLANS

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

The following table sets forth the components of the Company’s net periodic pension cost (benefit) for the six-month periods ended June 30 (in 000’s):

	2009		2008
	Pension Plans	Other Benefit Plan	Pension Plans	Other Benefit Plan

Components of net periodic pension cost (benefit):
Service cost	$ 1,298	$ 877	$ 1,760	$ 808
Interest cost	8,717	1,609	8,308	1,666
Expected return on plan assets	(7,404)	-	(11,486)	-
Amortization of transition obligation asset	(1,046)	-	(1,046)	-
Amortization of prior service cost (credit)	168	(264)	168	(264)
Recognized net actuarial losses (gains)	1,391	191	(396)	458
Net periodic pension cost (benefit)	$ 3,124	$ 2,413	$ (2,692)	$ 2,668
The Company’s share of net periodic pension cost (benefit)	$ 5,509	$ 1,943	$ (2,692)	$ 2,320

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  RETIREMENT PLANS (CONTINUED)

The following table sets forth the components of the net periodic pension cost (benefit) for the three-month periods ended June 30, (in 000’s):

	2009		2008
	Pension Plans	Other Benefit Plan	Pension Plans	Other Benefit Plan

Components of net periodic pension cost (benefit):
Service cost	$ 649	$ 438	$ 880	$ 404
Interest cost	4,358	805	4,154	833
Expected return on plan assets	(3,702)	-	(5,743)	-
Amortization of transition obligation asset	(523)	-	(523)	-
Amortization of prior service cost (credit)	84	(132)	84	(132)
Recognized net actuarial losses (gains)	696	95	(198)	229
Net periodic pension cost (benefit)	$ 1,562	$ 1,206	$ (1,346)	$ 1,334
The Company’s share of net periodic pension cost (benefit)	$ 3,947	$ 994	$ (1,346)	$ 1,160

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at June 30, 2009 (in 000’s, except of age data):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	$ 13,945,258	$ 3,779,825	67.0
Minimum income	$ 186,562	$ 116,468	61.2
Minimum accumulation and withdrawal	$ 6,428,805	$ 644,582	63.5

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2008:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 12,627,787	$ 4,398,559	66.7
Minimum Income	$ 189,863	$ 130,177	60.8
Minimum Accumulation or Withdrawal	$ 4,961,237	$ 857,764	63.0
1 Net amount at risk represents the difference between guaranteed benefits and account balance.

The following roll-forward summarizes the change in reserve for the Company’s guaranteed minimum death and income benefits at June 30, 2009 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2008	$ 201,648	$ 18,773	$ 220,421

Benefit ratio change / Assumption changes	(13,051)	(634)	(13,685)
Incurred guaranteed benefits	22,778	1,703	24,481
Paid guaranteed benefits	(64,957)	(2,366)	(67,323)
Interest	6,820	767	7,587

Balance at June 30, 2009	$ 153,238	$ 18,243	$ 171,481

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserve for the Company’s guaranteed minimum death and income benefits at June 30, 2008 (in 000’s):

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

GMABs and GMWBs are considered to be derivatives under SFAS No. 133 and are recorded at fair value through earnings.  Consistent with the provisions of SFAS No. 157, the Company began incorporating actively-managed volatility adjustments, a credit standing adjustment, and a behavior risk margin in its calculation of the embedded derivative.  The net balance of GMABs and GMWBs constituted a liability in the amount of $478.3 million and $694.2 million at June 30, 2009 and December 31, 2008, respectively.  The Company records GMAB and GMWB reserves in its condensed consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. GOODWILL

Goodwill represents the intangible asset related to the transfer of goodwill to SLNY, based on the SLHIC to SLNY asset transfer, effective May 31, 2007.  Goodwill is allocated to the Group Protection Segment.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2009 and concluded that these assets were not impaired.

12. SECURITIES LENDING

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

As of June 30, 2009 and December 31, 2008, the fair value of the loaned securities was approximately $62.6 million and $175.0 million, respectively, and was included in trading fixed maturities, available-for-sale fixed maturities, and cash and cash equivalents in the Company’s condensed consolidated balance sheets.  The Company recorded cash collateral relating to the securities lending program in the amount of $97.3 million and $183.5 million as of June 30, 2009 and December 31, 2008, respectively, all of which was re-invested in certain cash instruments and other available-for-sale securities.  As of December 31, 2008, the Company recorded the collateral investments at fair value in the condensed consolidated balance sheet in other invested assets.  At June 30, 2009, the Company recorded the collateral investments at fair value in the condensed consolidated balance sheets in available-for-sale securities and cash and cash equivalent.  The fair value of the collateral investments at June 30, 2009 and December 31, 2008 was $96.5 million and $179.9 million, respectively.

The Company earns income from the reinvestment of the cash collateral.  The Company recorded before-tax income from securities lending transactions, net of lending fees, of $0.6 million and $1.5 million for the six-month periods ended June 30, 2009 and 2008, respectively, which was included in net investment income in the condensed consolidated statement of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. INCOME TAXES

The Company accounts for current and deferred income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, and recognizes reserves for income taxes in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

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

The Company’s net deferred tax asset is comprised of gross deferred tax assets, gross deferred tax liabilities and a valuation allowance.  The gross deferred tax assets are primarily related to unrealized investment security losses, policyholder reserves, and a net operating loss (“NOL”) carryforward, which, if unutilized, will begin to expire in 2023.  The Company’s net deferred tax asset was $552.6 million and $856.8 million at June 30, 2009 and December 31, 2008, respectively.

The Company has established a valuation allowance for deferred tax assets that do not meet the more likely than not realization criteria. The valuation allowance was $91.6 million and $79.9 million at June 30, 2009 and December 31, 2008, respectively and related to certain deferred tax assets that arose from investment losses.  The Company believes that it is more likely than not that the deferred tax assets related to the remaining unrealized investment losses will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of value.

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

In the following presentation of condensed consolidating financial statements, the term "SLUS as Parent" is used to denote the Company as a standalone entity, isolated from its subsidiaries, and the term "Other Subs" is used to denote the Company's other subsidiaries, with the exception of SLNY.  All condensed consolidating financial statements are presented in thousands.

Condensed Consolidating Statements of Operations
For the six-month period ended June 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$4,946	$60,549	$-	$-	$65,495
Net investment income (loss) (1)	1,092,664	121,827	(71,091)	-	1,143,400
Net derivative income	152,789	10,863	137,938	-	301,590
Net realized investment (losses) gains, excluding impairment losses	(2,392)	44	(489)	-	(2,837)
Other-than-temporary impairment losses (2)	(4,450)	(181)	(203)	-	(4,834)
Fee and other income (losses)	160,966	3,405	(66,108)	-	98,263

Total revenues	1,404,523	196,507	47	-	1,601,077

Benefits and Expenses

Interest credited	198,014	26,164	17,807	-	241,985
Interest expense	24,937	801	13,431	-	39,169
Policyowner benefits	49,909	38,712	5,906	-	94,527
Amortization of DAC, VOBA and VOCRA	378,340	23,480	(32,932)	-	368,888
Other operating expenses	74,089	17,962	8,784	-	100,835

Total benefits and expenses	725,289	107,119	12,996	-	845,404

Income (loss) before income tax expense (benefit)	679,234	89,388	(12,949)	-	755,673

Income tax expense (benefit)	242,528	31,018	(8,797)	-	264,749
Equity in the net income (loss) of subsidiaries	54,218	-	-	(54,218)	-

Net income (loss)	$490,924	$58,370	$(4,152)	$(54,218)	$490,924

(1)
SLUS’, SLNY’s and Other Subs’ net investment income (loss) includes an increase in market value of trading fixed maturity securities of $843.7 million, $93.3 million and $40.9 million, respectively, for the six-month period ended June 30, 2009.

(2)	SLUS’, SLNY’s and Other Subs’ OTTI losses for the six-month period ended June 30, 2009 represent impairments related to credit loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the six-month period ended June 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$8,667	$51,705	$-	$-	$60,372
Net investment (loss) income (1)	(296,607)	390	8,993	-	(287,224)
Net derivative income (loss) (2)	12,224	(1,988)	(24,109)	-	(13,873)
Net realized investment gains (losses)	3,235	73	(18)	-	3,290
Fee and other income	231,024	4,799	19,850	-	255,673

Total revenues	(41,457)	54,979	4,716	-	18,238

Benefits and Expenses

Interest credited	246,884	21,269	15,850	-	284,003
Interest expense	33,650	(461)	23,359	-	56,548
Policyowner benefits	80,573	37,316	10,276	-	128,165
Amortization of DAC, VOBA and VOCRA (3)	(276,926)	(14,382)	(3,601)	-	(294,909)
Other operating expenses	122,935	23,505	14,962	-	161,402

Total benefits and expenses	207,116	67,247	60,846	-	335,209

Loss before income tax benefit	(248,573)	(12,268)	(56,130)	-	(316,971)
					-
Income tax benefit	(106,400)	(4,697)	(19,740)	-	(130,837)
Equity in the net loss of subsidiaries	(43,961)	-	-	43,961	-

Net loss	$(186,134)	$(7,571)	$(36,390)	$43,961	$(186,134)

(1)SLUS’, SLNY’s and Other Subs’ net investment (loss) income includes a decrease in market value of trading fixed maturity securities of $708.7 million, $36.5 million and $58.9 million, respectively, for the six-month period ended June 30, 2008.

(2)SLUS’ and SLNY’s net derivative loss for the six-month period ended June 30, 2008 includes $165.8 million and $0.3 million, respectively, of income related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 4.

(3)SLUS’ and SLNY’s amortization of DAC, VOBA, and VOCRA for the six-month period ended June 30, 2008 includes $3.0 million and $0.2 million, respectively, of expenses related to the Company’s adoption of SFAS No. 157, which is further discussed in Note 4.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended June 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$3,433	$29,522	$-	$-	$32,955
Net investment income (1)	967,097	105,031	53,778	-	1,125,906
Net derivative income	23,539	10,267	124,485	-	158,291
Net realized investment (losses) gains, excluding impairment losses	(446)	45	(539)	-	(940)
Other-than-temporary impairment losses (2)	(4,450)	(181)	(203)	-	(4,834)
Fee and other income	84,852	4,392	(28,608)	-	60,636

Total revenues	1,074,025	149,076	148,913	-	1,372,014

Benefits and Expenses

Interest credited	97,907	13,952	9,091	-	120,950
Interest expense	13,659	(1)	6,192	-	19,850
Policyowner benefits	(32,645)	19,624	15,333	-	2,312
Amortization of DAC, VOBA and VOCRA	475,058	34,186	(18,466)	-	490,778
Other operating expenses	37,731	8,160	3,635	-	49,526

Total benefits and expenses	591,710	75,921	15,785	-	683,416

Income before income tax expense	482,315	73,155	133,128	-	688,598

Income tax expense	174,134	27,060	46,094	-	247,288
Equity in the net income of subsidiaries	133,129	-	-	(133,129)	-

Net income	$441,310	$46,095	$87,034	$(133,129)	$441,310

(1)
SLUS’, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $872.4 million, $94.5 million and $121.5 million, respectively, for the three-month period ended June 30, 2009.

(2)	SLUS’, SLNY’s and Other Subs’ OTTI losses for the three-month period ended June 30, 2009 represent impairments related to credit loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended June 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$3,968	$26,763	$-	$-	$30,731
Net investment (loss) income (1)	(24,847)	17,004	(3,114)	-	(10,957)
Net derivative income	55,974	618	9,735	-	66,327
Net realized investment gains (losses)	510	73	(27)	-	556
Fee and other income	125,695	(359)	3,494	-	128,830

Total revenues	161,300	44,099	10,088	-	215,487

Benefits and Expenses

Interest credited	116,793	9,785	8,298	-	134,876
Interest expense	16,933	(501)	9,039	-	25,471
Policyowner benefits	37,312	15,798	4,642	-	57,752
Amortization of DAC, VOBA and VOCRA	(26,401)	4,778	(639)	-	(22,262)
Other operating expenses	67,707	8,971	7,183	-	83,861

Total benefits and expenses	212,344	38,831	28,523	-	279,698

(Loss) income before income tax (benefit) expense	(51,044)	5,268	(18,435)	-	(64,211)

Income tax (benefit) expense	(32,652)	1,551	(6,503)	-	(37,604)
Equity in the net loss of subsidiaries	(8,215)	-	-	8,215	-

Net (loss) income	$(26,607)	$3,717	$(11,932)	$8,215	$(26,607)

(1)SLUS’ and Other Subs’ net investment (loss) income includes a decrease in market value of trading fixed maturity securities of $194.5 million and $15.4 million, respectively, for the three-month period ended June 30, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at June 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$989,493	$160,678	$52,970	$-	$1,203,141
Trading fixed maturities at fair value	9,851,980	1,122,782	1,160,563	-	12,135,325
Investment in subsidiaries	558,883	-	-	(558,883)	-
Mortgage loans	1,847,267	166,890	5,064	-	2,019,221
Derivative instruments – receivable	354,345	-	-	-	354,345
Limited partnerships	50,683	-	-	-	50,683
Real estate	155,717	-	43,878	-	199,595
Policy loans	697,217	208	22,241	-	719,666
Other invested assets	29,239	51	-	-	29,290
Cash and cash equivalents	2,102,037	407,220	351,689	-	2,860,946
Total investments and cash	16,636,861	1,857,829	1,636,405	(558,883)	19,572,212

Accrued investment income	250,447	13,975	15,710	-	280,132
Deferred policy acquisition costs	2,363,473	238,140	125,033	-	2,726,646
Value of business and customer renewals acquired	155,578	9,810	-	-	165,388
Net deferred tax asset	637,077	-	-	(84,435)	552,642
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	53,822	975	52,447	-	107,244
Reinsurance receivable	2,258,025	94,845	879,910	-	3,232,780
Other assets	177,546	33,724	1,686	-	212,956
Separate account assets	20,979,359	763,933	37,584	-	21,780,876

Total assets	$43,512,188	$3,020,530	$2,748,775	$(643,318)	$48,638,175

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,391,950	$1,532,343	$855,869	$-	$17,780,162
Future contract and policy benefits	795,029	95,435	82,093	-	972,557
Payable for investments purchased	170,431	34,837	52,346	-	257,614
Accrued expenses and taxes	77,687	(25,081)	56,415	-	109,021
Deferred tax liability	-	13,407	71,028	(84,435)	-
Debt payable to affiliates	883,000	-	1,215,000	-	2,098,000
Reinsurance payable	1,918,332	153,179	898	-	2,072,409
Derivative instruments – payable	771,502	-	45,167	-	816,669
Other liabilities	436,800	59,153	166,816	-	662,769
Separate account liabilities	20,979,359	763,933	37,584	-	21,780,876

Total liabilities	41,424,090	2,627,206	2,583,216	(84,435)	46,550,077

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,620,918	389,963	255,300	(645,263)	3,620,918
Accumulated other comprehensive loss	(85,779)	(16,312)	(2,038)	18,350	(85,779)
Accumulated (deficit) earnings	(1,453,478)	17,573	(90,245)	72,672	(1,453,478)

Total stockholder’s equity	2,088,098	393,324	165,559	(558,883)	2,088,098

Total liabilities and stockholder’s equity	$43,512,188	$3,020,530	$2,748,775	$(643,318)	$48,638,175

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the six-month period ended June 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income (loss)	$490,924	$58,370	$(4,152)	$(54,218)	$490,924
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	8,042	307	(827)	-	7,522
Amortization of DAC, VOBA and VOCRA	378,340	23,480	(32,932)	-	368,888
Depreciation and amortization	2,250	156	400	-	2,806
Net (gains) losses on derivatives	(217,839)	(10,863)	(145,189)	-	(373,891)
Net realized gains on available-for-sale investments	6,842	137	692	-	7,671
Changes in fair value of trading investments	(848,138)	(93,295)	(40,855)	-	(982,288)
Net realized losses on trading investments	131,142	4,671	482	-	136,295
Undistributed losses in private equity limited partnerships	11,750	-	-	-	11,750
Interest credited to contractholder deposits	198,014	26,164	17,807	-	241,985
Deferred federal income taxes	249,270	32,639	(6,374)	-	275,535
Equity in net loss of subsidiaries	(54,218)	-	-	54,218	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(173,266)	(27,287)	(18,143)	-	(218,696)
Accrued investment income	(277)	1,251	1,458	-	2,432
Net change in reinsurance receivable/payable	101,044	2,161	241,940	-	345,145
Future contract and policy benefits	(52,199)	1,460	8,608	-	(42,131)
Other, net	(10,920)	(123,699)	112,980	-	(21,639)

Net cash provided by (used in) operating activities	220,761	(104,348)	135,895	-	252,308

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	23,038	3,406	222	-	26,666
Trading fixed maturities	509,915	65,176	14,731	-	589,822
Mortgage loans	110,608	4,999	-	-	115,607
Other invested assets	74,825	1,595	-	-	76,420
Purchases of:
Available-for-sale fixed maturities	(390,687)	(1,626)	(311)	-	(392,624)
Trading fixed maturities	(20,183)	(111,299)	194	-	(131,288)
Mortgage loans	(49,774)	-	(5,563)	-	(55,337)
Real estate	166	-	(211)	-	(45)
Other invested assets	(57,784)	(15)	-	-	(57,799)
Net change in other investments	(96,445)	10,250	-	-	(86,195)
Net change in policy loans	7,331	(52)	2,462	-	9,741

Net cash provided by (used in) investing activities	$111,010	$(27,566)	$11,524	$-	$94,968
Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the six-month period ended June 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,294,570	$296,642	$22,115	$-	$1,613,327
Withdrawals from contractholder deposit funds	(1,395,483)	(129,392)	(7,427)	-	(1,532,302)
Additional capital contributed to subsidiaries	(45,551)	-	-	45,551	-
Capital contribution from Parent	748,652	-	45,551	(45,551)	748,652
Debt proceeds	-	-	100,000	-	100,000
Other, net	(34,258)	(6,074)	176	-	(40,156)

Net cash provided by financing activities	567,930	161,176	160,415	-	889,521

Net change in cash and cash equivalents	899,701	29,262	307,834	-	1,236,797

Cash and cash equivalents, beginning of period	1,202,336	377,958	43,855	-	1,624,149

Cash and cash equivalents, end of period	$2,102,037	$407,220	$351,689	$-	$2,860,946

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the six-month period ended June 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net loss	$(186,134)	$(7,571)	$(36,390)	$43,961	$(186,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	8,664	962	(945)	-	8,681
Amortization of DAC, VOBA and VOCRA	(276,926)	(14,382)	(3,601)	-	(294,909)
Depreciation and amortization	2,681	156	426	-	3,263
Net (gains) losses on derivatives	(36,247)	1,988	20,324	-	(13,935)
Net realized (gains) losses on available-for-sale investments	(3,235)	(73)	18	-	(3,290)
Changes in fair value of trading investments	708,730	36,453	58,913	-	804,096
Net realized losses (gains) on trading investments	18,320	421	(3,266)		15,475
Undistributed losses in private equity limited partnerships	3,444	-	-	-	3,444
Interest credited to contractholder deposits	246,884	21,269	15,850	-	284,003
Deferred federal income taxes	(43,594)	(2,033)	(1,143)	-	(46,770)
Equity in net loss of subsidiaries	43,961	-	-	(43,961)	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(113,219)	(9,073)	(39,400)	-	(161,692)
Accrued investment income	(7,999)	1,570	(9,773)	-	(16,202)
Net change in reinsurance receivable/payable	144,416	55,824	(114,402)	-	85,838
Future contract and policy benefits	8,111	411	7,798	-	16,320
Other, net	21,890	(4,691)	65,523	-	82,722

Net cash provided by (used in) operating activities	539,747	81,231	(40,068)	-	580,910

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	59,744	4,965	3,034	-	67,743
Trading fixed maturities	917,506	132,419	121,536	-	1,171,461
Mortgage loans	189,129	4,859	72	-	194,060
Other invested assets	93,095	5,971	-	-	99,066
Purchases of:
Available-for-sale fixed maturities	(76,367)	(1,684)	(34,991)	-	(113,042)
Trading fixed maturities	(558,557)	(139,165)	(733,940)	-	(1,431,662)
Mortgage loans	(22,907)	(4,200)	(19,000)	-	(46,107)
Real estate	(3,626)	-	(249)	-	(3,875)
Other invested assets	(57,878)	-	-	-	(57,878)
Net change in other investments	(80,944)	(5,971)	-	-	(86,915)
Net change in policy loans	(6,899)	6	1,216	-	(5,677)

Net cash provided by (used in) investing activities	$452,296	$(2,800)	$(662,322)	$-	$(212,826)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) (“the Company”), elects to omit the Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Consolidated Statements of Operations between the six-month periods ended June 30, 2009 and June 30, 2008.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs ("DAC"), the value of business acquired (“VOBA”), the value of customer renewals acquired (“VOCRA”), derivative instruments, the fair value of financial instruments, policy liabilities and accruals, other-than-temporary impairments of investments, goodwill and income taxes.  In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the Company’s critical accounting estimates, see Management’s Discussion and Analysis of Financial Position and Result of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008:

Net Income

The Company’s net income (loss) was $490.9 million and $(186.1) million for the six-month periods ended June 30, 2009 and 2008, respectively.  Income (loss) before income taxes was $755.7 million and $(317.0) million for the six-month periods ended June 30, 2009 and 2008, respectively.  The significant changes are described below.

REVENUES

Total revenues were $1,601.1 million and $18.2 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The increase of $1,582.9 million was primarily due to the following:

Premium and annuity considerations - were $65.5 million and $60.4 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $5.1 million increase was primarily attributable to $6.1 million increase in group stop loss premiums, a $3.9 million increase in group disability premiums, a $3.7 million increase in group dental premiums and a $0.7 million increase in group life premiums, offset by $5.4 million decrease in group health premiums and $4.0 million decrease in annuity considerations.

Net investment income (loss) - was $1,143.4 million and $(287.2) million for the six-month periods ended June 30, 2009 and 2008, respectively.  Investment income, excluding the mark to market of the trading portfolio, partnership income, and assumed and ceded investment income, was $400.2 million and $563.0 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The decrease of $ 162.8 million during 2009, as compared to 2008, was the result of lower average invested assets which decreased investment income by $ 173.9 million, offset by a higher average investment yield which increased investment income by $11.2 million.

Investment income (loss) primarily related to changes in the market value of securities in the trading portfolio was $966.1 million and $(807.5) million for the six-month periods ended June 30, 2009 and 2008, respectively.  The change in the market value of the trading portfolio was primarily related to improvement in the market conditions in the six-month period ended June 30, 2009, as compared to the six-month period ended June 2008.  Credit spreads tightened in the six-month period ended June 30, 2009, as compared to widening credit spreads that were greater than the overall decrease in risk free rates during the six-month period ended June 30, 2008.

Investment income on funds withheld reinsurance portfolios is included as a component of net investment income in the condensed consolidated statements of operations.

The increase in investment income was offset by a $171.7 million decrease in assumed investment income and an $8.6 million increase in ceded investment income under funds withheld reinsurance agreements during the six-month period ended June 30, 2009, as compared to the six-month period ended June 30, 2008.  The assumed investment income relates to the funds withheld reinsurance agreement between Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), a subsidiary of the Company, and Sun Life Assurance Company of Canada (“SLOC”), an affiliate.  The change in ceded investment income primarily relates to the funds withheld reinsurance agreement between the Company and SLOC for single premium whole life (“SPWL”) policies.

Net derivative income (loss) - was $301.6 million and $(13.9) million for the six-month periods ended June 30, 2009 and 2008, respectively.  Derivative income primarily represents fair value changes of interest rate swaps resulting from decreasing interest rates and the net interest received or paid on swap agreements.  Generally, as interest rates decline, the market value of the Company's interest rate swaps decreases.  This is due to the fact that in most instances the Company is paying a fixed interest rate and receiving a floating rate on the swaps.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Derivative income (loss) for the six-month periods ended June 30, 2009 and 2008 includes an increase (decrease) of $337.2 million and $(43.6) million , respectively, related to increase (decrease) in the fair value of interest rate swap agreements as a result of change in the applicable interest rate.  The increase in derivative income during the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008, was offset by a $27.8 million decrease in income related to increase in expenses on swap agreements.

The net income on embedded derivative liabilities for the six-month periods ended June 30, 2009 and 2008 was $165.7 million and $210.7 million, respectively.  The income on embedded derivative for the six-month ended June 30, 2008 included $166.1 million related to the decrease in the value of embedded derivative liabilities, upon the Company’s adoption of SFAS No. 157 on January 1, 2008.

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

Net derivative income (loss) consisted of the following (in 000’s):

	Six-month periods ended June 30,
	2009	2008
Net expense on swap agreements	$ (47,857)	$ (20,056)
Change in fair value of swap agreements (interest rate, currency, and equity)	337,227	(43,635)
Change in fair value of options, futures and embedded derivatives	12,220	49,818

Net derivative income (loss)	$ 301,590	$ (13,873)

Net realized investment (losses) gains excluding impairment losses - were $(2.8) million and $3.3 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $6.1 million decrease during the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008, was primarily due to an increase in realized losses related to available-for-sale fixed maturities securities and write-downs on mortgage loans.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Other-than-temporary impairment losses – were $4.8 million for the three and six-month periods ended June 30, 2009.  These other-than-temporary impairment (“OTTI”) losses relate to the credit losses and were recorded to earnings in accordance with the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP Nos. FAS 115-2 and 124-2”) that the Company adopted on April 1, 2009 as described in Note 5.  The Company did not incur any OTTI loss related to other factors during the three-month period ended June 30, 2009 and therefore did not record any reclassification of OTTI loss from earnings to other comprehensive income.  The Company did not recognize any OTTI losses during the six-month period ended June 30, 2008.

Fees and other income – were $98.3 million and $255.7 million for the six-month periods ended June 30, 2009 and 2008, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges and rider fees combined were $129.8 million and $161.5 million for the six-month periods ended June 30, 2009 and 2008, respectively.  Variable product fees represented 1.25 % and 1.33% of the average variable annuity separate account balances for the six-month periods ended June 30, 2009 and 2008, respectively.  Average separate account assets were $20.7 billion and $24.3 billion for the six-month periods ended June 30, 2009 and 2008, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, individual universal life (“UL”) and variable universal life ("VUL") policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $12.0 million and $10.9 million for the six-month periods ended June 30, 2009 and 2008, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees and administrative service fees.  Other income was $(43.5) million and $83.3 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The negative income during the six-month period ended June 30, 2009 was primarily due to increased unearned revenue liabilities during the period.  Front-ended fees are deferred as unearned revenue and recognized in proportion to the emergence of actual profits.  The product segment with the most significant amount of unearned revenue, a universal life product segment in Sun Life Vermont, experienced negative gross profits during the period, mainly due to unrealized losses on interest rate derivatives attributable to the funds-withheld reinsurance agreement between Sun Life Vermont and SLOC.  This resulted in negative amortization of the unearned revenue liability during the period.

BENEFITS AND EXPENSES

Total benefits and expenses were $845.4 million and $335.2 million for the six-month periods ended June 30, 2009 and 2008, respectively. The increase of $510.2 million was primarily due to the following:

Interest credited - to policyholders was $242.0 million and $284.0 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The decrease of $42.0 million was the result of a lower average crediting rate, decreasing interest credited by $34.6 million, coupled with lower average policyholder balances, which decreased interest credited by $7.4 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Interest expense - was $39.2 million and $56.5 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $17.3 million decrease in interest expense was primarily due to a decrease in interest on the Company’s promissory and demand notes which was attributable to a decrease in LIBOR during 2009, as compared to 2008 and the promissory note redemption on December 29, 2008 of $62.0 million of the $80.0 million that the Company issued to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”), an affiliate.

Policyowner benefits - were $94.5 million and $128.2 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $33.7 million decrease in 2009 compared to 2008 was primarily due to a $74.4 million decrease in reserves, offset by a $34.5 million increase in death benefits, a $3.0 million increase in surrender benefits and annuity payments, and a $3.0 million increase in health benefits paid.  The decrease in reserves was mainly attributable to reserves for guaranteed minimum death benefits (“GMDB”) on variable annuity products.  The decrease in GMDB represents an increase in the difference between guaranteed benefits and variable annuity account values. Variable annuity account value increases are driven primarily by improvement in equity markets.

Amortization of DAC - relates to the amortization of costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization expense was $354.5 million and $(244.0) million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $598.5 million increase in amortization expense during the six-month period ended June 30, 2009, as compared with the six-month period ended June 30, 2008, was related to a $627.7 million increase in current period amortization expense and interest on the DAC asset, offset by $29.2 million decrease in expense, related to changes in estimated gross profits.

The $627.7 million increase in current period amortization expense and interest was primarily due to improvement in actual gross profits in 2009 relative to 2008 which was mostly related to changes in the liabilities held for guaranteed minimum benefits on certain variable annuity products, as a result of changes in equity markets, and to changes in the fair value of fixed maturity investments during the periods.  The Company tests its DAC asset for future recoverability, and determined that this asset was not impaired at June 30, 2009. The $29.2 million decrease related to updates to profitability projections due to actual changes in policies in-force.

The Company tests its DAC asset for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP net liability to the future expected gross profits; an adjustment is required if the current GAAP net liability is lower than the future expected gross profits.  Amortization expense for the six-month period ended June 30, 2009 included an expense of $12.6 million due to loss recognition testing.  The Company did not have expenses related to loss recognition testing for the six-month period ended June 30, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business  on November 1, 2001, the date that the Company acquired Keyport Life Insurance Company and at May 31, 2007, the effective date that the Company entered into a series of agreement with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, in which a subsidiary of the Company, Sun Life Insurance and Annuity Company of New York ("SLNY") agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York (collectively the “SLHIC to SLNY asset transfer”).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization was $14.4 million and $(50.9) million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $65.3 million increase in amortization expense primarily related to improvements in actual gross profits driven by increases in fair value of fixed maturity investments as well as changes in estimated future gross profits.

Other operating expenses - were $100.8 million and $161.4 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $60.6 million decrease in 2009 compared to 2008 was primarily due to a $45.3 million decrease in other operating expenses and a $15.3 million decrease in premium taxes.  Of the $45.3 million decrease in other operating expenses, $33.5 million was due primarily to the fact that, starting on January 1, 2009, Sun Life Vermont no longer assumes the risk associated with any new UL policies issued by SLOC in accordance with the reinsurance agreement between the Company and SLOC, as well as the ceding of the risk associated with certain of the Company’s VUL policies to BarbCo 3 which occurred on February 11, 2009 in accordance with the reinsurance agreement between the Company and BarbCo 3.  The decrease was also attributable to an increase in deferred bonus expenses due to an increase in sales of certain annuity products with bonus crediting rate features.  The remaining $11.8 million decrease in other operating expenses was primarily due to cost reduction initiatives taken by the Company’s management during the first quarter of 2009.  The $15.3 million decrease in premium taxes was driven by a decrease in bank-owned life insurance (“BOLI”) sales in 2009 as compared to 2008.

Income tax expense (benefit)- was $264.8 million and $(130.8) million for the six-month periods ended June 30, 2009 and June 30, 2008, respectively.  The effective tax rates for the same periods were 35.0% and 41.3%, respectively. The effective rate for the six-month period ended June 30, 2009 was 35.0%, as an increase in valuation allowance against deferred tax assets for impairment losses was offset by tax benefits from the separate account dividends received deduction and tax credits. The effective tax rate for the six-month period ended June 30, 2008 differs from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits. The difference in the effective tax rate for the six-month period ended June 30, 2008 relates primarily to the fact that the tax benefits referenced above typically serve to reduce the effective tax rate below the prescribed statutory rate.  However, in periods such as the six-month period ended June 30, 2008, where a pre-tax loss was incurred, these same benefits serve to increase the recorded tax benefit and by default the effective tax rate.

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

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”), an affiliate, due 2013.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III. Total interest credited for these funding agreements was $7.6 million and $19.0 million for the six-month periods ended June 30, 2009 and 2008, respectively. The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $0.8 million and $2.1 million for interest on this demand note for the six-month periods ended June 30, 2009 and 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”), an affiliate.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $7.2 million and $18.7 million for the six-month periods ended June 30, 2009 and 2008, respectively. The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006.  The Company expensed $0.8 million and $2.1 million for interest on this demand note for the six-month periods ended June 30, 2009 and 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005, the Company issued two floating rate funding agreements of $900 million to Sun Life Financial Global Funding, L.L.C. ("LLC"), an affiliate, due 2010.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10 million to LLC.  Total interest credited for these funding agreements was $7.7 million and $19.1 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC on June 10, 2005.  The Company expensed $0.8 million and $2.1 million for interest on this demand note for the six-month periods ended June 30, 2009 and 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

Other - The Wealth Management Segment currently manages a closed block of SPWL insurance policies a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion and $1.6 billion as of June 30, 2009 and December 31, 2008, respectively.  This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.

The Company has reinsured the SPWL block to SLOC on a funds withheld, coinsurance basis.  Under this reinsurance agreement, the Company reduced net investment income by $69.0 million and $66.8 million, and interest credited by $37.6 million and $36.4 million for the six-month periods ended June 30, 2009 and 2008, respectively. In addition, the Company also increased net investment income, relating to an experience rating refund under the reinsurance agreement by $3.8 million and $5.4 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The liability for the SPWL policies is included in contractholder deposit funds and other policy liabilities in the Company’s condensed consolidated balance sheets.

The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $130.6 million at December 31, 2008.  The change in the value of the embedded derivative resulted in a $57.9 million decrease in derivative income during the six-month period ended June 30, 2009.

The Company markets its annuity products through an affiliated wholesale distribution organization, Sun Life Financial Distributors, Inc., and through a variety of unaffiliated retail and wholesale organizations, including securities brokers, financial institutions, insurance agents and financial advisers.

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), whereby the Company is the sole beneficiary of the CARS Trust.  As of June 30, 2009, total assets and liabilities of the CARS Trust were $66.2 million and $101.8 million, respectively. As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB No. 51”) (Revised December 2003).”  Accordingly, the assets and liabilities of the CARS Trust are included in the Company’s condensed consolidated financial statements. As of June 30, 2009, the Company recorded in its condensed consolidated balance sheets $46.7 million of trading fixed maturities, $19.1 million of deferred tax assets, $0.5 million of accrued investment income, $46.6 million of liabilities relating to a total return swap, and $0.5 million of other liabilities.  As of December 31, 2008, the Company recorded in its condensed consolidated balance sheets $42.3 million of trading fixed maturities, $19.2 million of deferred tax asset, $0.7 million of accrued investment income, $42.1 million relating to a credit default swap liability and $0.7 million of other liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

The following is a Statement of Operations for the Wealth Management Segment for the six-month periods ended June 30, (in 000’s):

	2009	2008
Revenues

Premiums and annuity considerations	$5,090	$9,118
Net investment income (loss)	1,189,906	(306,645)
Net derivative income	179,698	8,544
Net realized investment (losses) gains, excluding impairment losses	(4,219)	896
Other-than-temporary impairment losses	(203)	-
Fee and other income	147,198	187,707

Total revenues	1,517,470	(100,380)

Benefits and Expenses

Interest credited	222,536	258,726
Interest expense	16,328	21,388
Policyowner benefits	44,817	79,509
Amortization of DAC, VOBA and VOCRA	397,343	(289,223)
Other operating expenses	52,591	77,417

Total benefits and expenses	733,615	147,817

Income (loss) before income tax expense (benefit)	783,855	(248,197)

Income tax expense (benefit)	271,346	(104,744)

Net income (loss)	$512,509	$(143,453)

Income (loss) before income tax expense (benefit) increased by $1,032.1 million during the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008.  The significant changes are described below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES

Total revenues were $1,517.5 million and $(100.4) million for the six-month periods ended June 30, 2009 and 2008, respectively.  The increase of $1,617.9 million was primarily due to the following:

Net investment income (loss) - was $1,189.9 million and $(306.6) million for the six-month periods ended June 30, 2009 and 2008, respectively.  Investment income, excluding the mark to market of the trading portfolio and ceded investment income, was $351.1 million and $490.6 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The decrease of $139.5 million during 2009, as compared to 2008, was the result of a lower average investment yield which decreased investment income by $143.8 million, offset by an increase in average invested assets of $4.3 million.

Investment income (loss) related to changes in the market value of securities in the trading portfolio was $907.8 million and $(730.4) million for the six-month periods ended June 30, 2009 and 2008, respectively.  The increase in market value of the trading portfolio was primarily due to improvement in the market conditions in the six-month period ended June 30, 2009, as compared to the six-month period ended June 30, 2008.  Credit spreads tightened in the six-month period ended June 30, 2009, as compared to widening credit spreads that were greater than the overall decrease in risk free rates during the six-month period ended June 30, 2008.

The increase in investment income was offset by a $2.2 million increase in ceded investment income under funds withheld reinsurance agreements during the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008.  The change in ceded investment income was primarily due to the reinsurance of the SPWL policies to SLOC.

Net derivative income - was $179.7 million and $8.5 million for the six-month periods ended June 30, 2009 and 2008, respectively.  Derivative income for the six-month periods ended June 30, 2009 and 2008 includes an increase (decrease) of $215.5 million and $(50.7) million , respectively, related to the increase (decrease) in the fair value of interest rate swap agreements as a result of changes in the applicable interest rate and currency exchange rates.

The increase in derivative income in the six-month periods ended June 30, 2009 as compared to the six-month periods ended June 30, 2008, was offset by a $79.7 million decrease in income related to embedded derivatives and a $21.9 million decrease in interest rate swap income.  The income related to embedded derivatives for the six-month ended June 30, 2008 included $166.1 million related to the adoption of SFAS No. 157 on January 1, 2008.

Net derivative income for the Wealth Management Segment for the six-month periods ended June 30 consisted of the following (in 000’s):

	2009	2008
Net expense on swap agreements	$ (40,542)	$ (18,607)
Change in fair value of swap agreements (interest rate, currency, and equity)	215,496	(50,736)
Change in fair value of options, futures and embedded derivatives	4,745	77,887

Total net derivative income	$ 179,699	$ 8,544

Net realized investment (losses) gains, excluding impairment losses - were $(4.2) million and $0.9 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $5.1 million decrease during the six-month period ended June 30, 2009  as compared to the six-month period ended June 30, 2008 was primarily due to increase in realized losses related to available-for-sale fixed maturities securities and write-downs on mortgage loans.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES (continued)

Other-than-temporary impairment losses – were $0.2 million for the three and six-month periods ended June 30, 2009.  The OTTI losses represent losses related to credit loss and were recorded to earnings in accordance with FSP No. FAS 115-2 and 124-2 that the Company adopted on April 11, 2009 as described in the notes.  The Company did not recognize any OTTI losses during the six-month period ended June 30, 2008 in its Wealth Management Segment.

Fees and other income – were $147.2 million and $187.7 million for the six-month periods ended June 30, 2009 and 2008, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $110.6 million and $140.8 million for the six-month periods ended June 30, 2009 and 2008, respectively.  Variable product fees represented 1.80% and 1.70% of the average variable annuity separate account balances at June 30, 2009 and 2008, respectively.  Average separate account assets were $12.3 billion and $16.6 billion for the six-month periods ended June 30, 2009 and 2008, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $12.0 million and $10.9 million for the six-month periods ended June 30, 2009 and 2008, respectively.

Other income primarily represents fees charged for administrative services fee, investment advisory services and asset participation fees.  Other income was $24.6 million and $36.0 million for the six-month periods ended June 30, 2009 and 2008, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $733.6 million and $147.8 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The increase of $585.8 million was primarily due to the following:

Interest credited - to policyholders was $222.5 million and $258.7 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The decrease of $36.2 million was the result of a decrease in the average interest credited rate which decreased interest credited by $29.9 million, coupled with a lower average policyholder balance which decreased interest credited by $6.3 million.

Interest expense - was $16.3 million and $21.4 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $5.1 million decrease was primarily due to a decrease in interest related to the floating rate demand notes which was primarily due to a decrease in LIBOR during 2009 as compared to 2008 and the redemption of promissory notes to Sun Life (Hungary) Group Financing LLC, an affiliate on December 29, 2008.

Policyowner benefits - were $44.8 million and $79.5 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $34.7 million decrease in 2009 as compared to 2008 was primarily due to a $76.3 million decrease in reserves offset by a $37.7 million increase in death benefits paid and a $3.9 million increase in surrender benefits.  The decrease in reserves was mainly attributable to reserves for GMDB on variable annuity products.  The decrease in GMDB represents an increase in the difference between guaranteed benefits and variable annuity account values. Variable annuity account value increases are driven primarily by the improvement in the equity markets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

Amortization of DAC - relates to the amortization of costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization expense was $383.8 million and $(235.0) million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $618.8 million increase in amortization expense during the six-month period ended June 30, 2009, as compared with the six-month period ended June 30, 2008, was related to a $655.7 million increase in current period amortization expense and interest on the DAC asset, offset by $36.8 million decrease in expense related to changes in estimated gross profits.

The $655.7 million increase in current period amortization expense and interest is primarily due to improvement in actual gross profits in 2009 relative to 2008 which was mostly related to changes in the liabilities held for guaranteed minimum benefits on certain variable annuity products, as a result of changes in equity markets during the periods.  The Company tests its DAC asset for future recoverability, and determined that this asset was not impaired at June 30, 2009. The $36.8 million decrease resulted from updates to profitability projections due to actual changes in policies in-force.

The Company tests its DAC asset for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP net liability to the future expected gross profits; an adjustment is required if the current GAAP net liability is lower than the future expected gross profits.  Amortization expense for the six-month period ended June 30, 2009 includes an expense of $12.6 million due to loss recognition testing.  The Company did not have expenses related to loss recognition testing for the six-month period ended June 30, 2008.

Amortization of VOBA - was $13.5 million and $(54.2) million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $67.7 million increase in amortization expense primarily related to improvements in actual gross profits driven by increases in fair value of fixed maturity investments as well as changes in estimated future gross profits.

Operating expenses - were $52.6 million and $77.4 million for the six-month period ended June 30, 2009 and 2008, respectively.  The decrease of $24.8 million was primarily due to cost reduction initiatives taken by the Company’s management during the first quarter of 2009 and the increase in deferred bonus expenses due to an increase in sales of certain annuity products with bonus crediting rate features.

Income tax expense (benefit) - was $271.3 million and $(104.7) million for the six-month period ended June 30, 2009 and June 30, 2008, respectively.  The effective tax rates for the same periods were 34.6% and 42.2%, respectively.  The effective tax rate for the six-month period ended June 30, 2009 differs from the U.S. federal statutory tax rate of 35%, primarily due to tax benefits from the separate account dividends received deduction and tax credits offset by an increase in valuation allowance against deferred tax assets for impairment losses.  The effective tax rate for the six-month period ended June 30, 2008 differs from the U.S. federal statutory tax rate of 35%, primarily due to tax benefits from the separate account dividends received deduction and tax credits. The difference in the effective tax rates for the two periods relates primarily to the fact that the tax benefits referenced above typically serve to reduce the effective tax rate below the prescribed statutory rate.  However, in periods such as the six-month period ended June 30, 2008, where a pre-tax loss was incurred, these same benefits serve to increase the recorded tax benefit and by default the effective tax rate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Individual Protection Segment

The Individual Protection Segment markets UL and variable life insurance products, including VUL products marketed to individuals, corporate-owned life insurance ("COLI") and bank-owned life insurance (“BOLI”).  UL products allow for flexible premiums and feature an investment return to policyholders at a specified rate declared by the Company.  VUL products allow for flexible premiums and variable rates of investment return; the policyholder directs how the cash value is invested and bears the investment risk.

The following provides a summary of the operations for the Individual Protection Segment for the six-month periods ended June 30 (in 000’s):

	2009	2008
Total revenues	$ 27,517	$ 55,047
Total benefits and expenses	42,013	117,051
Loss before income tax benefit	(14,496)	(62,004)

Net loss	$ (8,426)	$ (40,246)

Total revenues were $27.5 million and $55.0 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $27.5 million decrease in revenues in 2009 as compared to 2008, was primarily due to decreases of $54.3 million and $116.7 million in net investment income and fee income, respectively, offset by a $143.9 million increase in net derivative income.  The decrease in net investment income was primarily attributed to decreases of $4.9 million in interest income, $6.5 million in realized gains from the trading portfolio, and $179.9 million decrease in investment income related to the segment’s reinsurance agreements with affiliates.  The noted decreases were offset by a $136.2 million increase in the fair value of securities in the trading portfolio.  The $116.7 million decrease in fee income was primarily due to negative amortization of unearned revenue related to investment losses attributable to the funds withheld reinsurance agreement between Sun Life Vermont and SLOC.  The $143.9 million increase in net derivative income was primarily due to the increase in the fair value of the swap agreements.

Total expenses were $42.0 million and $117.1 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $75.1 million decrease was primarily due to the following: a decrease in other operating expenses, specifically, decreases of $21.1 million in commission expenses and $15.5 million in premium taxes; a $20.4 million decrease in DAC amortization; an $11.1 million decrease in interest expense; and a $5.9 million decrease in interest credited.  The decrease in commission expense and premium taxes was due primarily to the discontinued sale, beginning January 1, 2009, of certain UL policies for which Sun Life Vermont assumed the risk from SLOC.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, group dental, group short-term and group long-term disability insurance products primarily to small and mid-size employers.  This segment operates only in the state of New York through SLNY.  Effective May 31, 2007, the Company completed the SLHIC to SLNY asset transfer and entered into a series of agreements with SLHIC in which SLNY agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Group Protection Segment (continued)

The following provides a summary of operations for the Group Protection Segment for the six-month periods ended June 30 (in 000’s):

	2009	2008
Total revenues	$ 69,179	$ 51,371
Total benefits and expenses	55,716	53,025
Income (loss) before income tax expense (benefit)	13,463	(1,654)

Net income (loss)	$ 8,751	$ (1,075)

The Group Protection Segment had pretax income (loss) of $13.5 million and $(1.7) million for the six-month periods ended June 30, 2009 and 2008, respectively.  Total revenues for the six-month period ended June 30, 2009 increased by $17.8 million in comparison to the six-month period ended June 30, 2008.  Increase in revenues mainly resulted from increases in premiums and net investment income of $9.1 million and $8.5 million, respectively.  The increase in premiums was driven by increased direct business in-force within the group disability and group stop loss product areas.  The increase in net investment income was primarily attributable to the change in fair value of securities in the trading portfolio.

Total benefits and expenses for the six-month period ended June 30, 2009 increased by $2.7 million in comparison with the six-month period ended June 30, 2008.  The increase in benefits and expenses resulted from an increase in policyowner benefits and other operating expenses of $5.0 million, due to the growth of in-force business.  These increases were offset by a decrease in amortization of VOBA of $2.3 million.

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the six-month periods ended June 30 (in 000’s):

	2009	2008
Total revenues	$ (13,089)	$ 12,200
Total benefits and expenses	14,060	17,316
Loss before income tax benefit	(27,149)	(5,116)

Net loss	$ (21,910)	$ (1,360)

The Corporate Segment had pretax loss of $27.1 million and $5.1 million for the six-month periods ended June 30, 2009 and 2008, respectively.  The $22.0 decrease was primarily attributable to a $20.1 million decrease in net investment income and a $4.6 million decrease related to OTTI charges, offset by a $3.3 million decrease in interest expense and other operating expenses.  The decrease in net investment income was primarily due to lower earnings related to the limited partnership investments and a decrease in the allocation of investment losses to the operating segments.

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

At June 30, 2009, the Company held $19.6 billion in invested assets and cash.  Of this balance, $13.3 billion was invested in fixed-maturity securities designated as either available-for-sale ($1.2 billion) or trading ($12.1 billion).  Of the $1.2 billion of available-for-sale fixed maturities, securities with a fair value of $501.0 million were in an unrealized loss position totaling $100.6 million.  At June 30, 2009, 50 % of available-for-sale securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.  The total unrealized loss position for such securities was $11.0 million.

In the available-for-sale fixed maturity portfolio, securities with a fair value of $96.4 million, representing 0.50 % of the total invested asset balance, were comprised of below-investment-grade or not-rated securities.  Of the total of the securities that were below-investment-grade or not-rated at June 30, 2009, securities with a fair value of $21.5 million, representing less than one percent of the total invested asset balance, were in an unrealized loss position that totaled $9.6 million.  At June 30, 2009, 37 % of these securities in an unrealized loss position, based on fair value, were securities with fair value to amortized cost percentages of greater than or equal to 90%.

On April 1, 2009, the Company adopted FSP Nos. FAS 115-2 and 124-2 for the recognition and presentation of OTTI, as described in Note 1 to the Company’s condensed consolidated financial statements.  Securities whose fair value is less than its carrying amount are considered to be impaired and are evaluated for potential other-than-temporary impairment.  If the Company intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporary impaired and the Company records as a charge to earnings the full amount of impairment (the difference between the current carrying amount and fair value for securities).  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss (“credit loss”) and the portion of loss which is due to other factors (“non-credit loss”).  The credit loss portion is charged to net realized investment losses in the condensed consolidated statements of operations while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.  To compute the credit loss component of OTTI for corporate bonds on transition, both historical default (by rating) data, used as a proxy for the probability of default, and loss given default (by issuer) projections were applied to the par amount of the bond.  For corporate bonds post-transition, the present value of future cash flows using the book yield is used to determine the credit component of OTTI.  The difference between the estimates of the credit related loss and the overall OTTI was concluded to be the non-credit-related component.

As a result of the adoption of this FSP, a cumulative effect adjustment, net of tax, of $9.1 million was recorded to increase accumulated other comprehensive loss with a corresponding decrease to the accumulated deficit for the non-credit loss component of previously impaired securities that the Company neither intends to sell, nor it is more likely than not the Company will be required to sell before recovery of amortized cost.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

For those securities where the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell, the Company employs a portfolio monitoring process to identify securities that are other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from the investment and accounting functions that meets at least quarterly to review individual issues or issuers that may be of concern.  In determining whether a security is other-than-temporarily-impaired, the Credit Committee considers numerous factors as described below.  The process involves a quarterly screening of all impaired securities, with particular attention paid to identify those securities whose fair value to amortized cost percentages have been less than 80% for an extended period of time.  Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial position  and its near term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  In making these evaluations, the Credit Committee exercises considerable judgment.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

“Monitor List”- Management has concluded that the Company’s amortized cost will be recovered through timely collection of all contractually specified cash flows, but that changes in issuer-specific facts and circumstances require monitoring on a quarterly basis.  No OTTI charge is recorded in the Company’s condensed consolidated statements of operations for unrealized loss on securities related to these issuers.

“Watch List”- Management has concluded that the Company’s amortized cost will be recovered through timely collection of all contractually specified cash flows, but that changes in issuer-specific facts and circumstances require continued monitoring during the quarter.  A security is moved from the Monitor List to the Watch List when changes in issuer-specific facts and circumstances increase the possibility that a security may become impaired within the next 24 months.  No OTTI charge is recorded in the Company’s condensed consolidated statements of operations for unrealized loss on securities related to these issuers.

“Impaired List”- This list includes securities that the Company has the intent to sell or more likely than not will be required to sell.  In addition, it includes those securities that management has concluded that the Company’s amortized cost will not be recovered due to expected delays or shortfalls in contractually specified cash flows and the security is considered OTTI. For these investments, an OTTI charge is recorded or the security is sold and a realized loss is recorded as a charge to income.  Credit OTTI losses are recorded in the Company’s condensed consolidated statement of operations and non-credit OTTI losses are recorded in other comprehensive income.

Structured securities, typically those rated single A or below, are subject to Emerging Issues Task Force Issue No.  99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”).  EITF 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security.  In the event that fair value is less than carrying amount and  there has been an adverse change in the expected cash flows (as measured by comparing the original expected cash flows  to the current expectation of cash flows, both discounted at the current effective rate), then an impairment charge is recorded to income.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third parties, along with assumptions and judgments about the future performance of the underlying collateral. Losses incurred on the respective commercial and residential mortgage backed securities portfolios are based on expected loss models, not incurred loss models (in accordance with EITF 99-20). Expected cash flows include assumptions about key systematic risks (e.g. unemployment rates, housing prices) and loan-specific information (e.g. delinquency rates, LTV ratios, etc.)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

There are inherent risks and uncertainties in management’s evaluation of securities for OTTI.  These risks and uncertainties include factors both external and internal to the Company, such as general economic conditions, an issuer’s financial condition or near-term recovery prospects, market interest rates, unforeseen events which affect one or more issuers or industry sectors, and portfolio management parameters, including asset mix, interest rate risk, portfolio diversification, duration matching, and greater than expected liquidity needs.  All of these factors could impact management’s evaluation of securities for OTTI.

Unrealized Losses

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category, industry sector and length of time that the individual securities had been in an unrealized loss position at June 30, 2009.

(in thousands)	Less Than Twelve Months		Twelve Months Or More		Total
Corporate Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Basic industry	$ 4,092	$ (160)	$ 4,102	$ (1,777)	$ 8,194	$ (1,937)
Capital goods	-	-	15,559	(5,354)	15,559	(5,354)
Communications	29,569	(2,315)	39,289	(4,280)	68,858	(6,595)
Consumer cyclical	1,101	(36)	36,647	(7,203)	37,748	(7,239)
Consumer non-cyclical	14,633	(742)	-	-	14,633	(742)
Energy	1,167	(43)	31,075	(3,270)	32,242	(3,313)
Finance	69,660	(8,758)	171,734	(58,014)	241,394	(66,772)
Technology	6,473	(28)	921	(74)	7,394	(102)
Transportation	-	-	5,977	(749)	5,977	(749)
Utilities	8,189	(181)	39,287	(3,848)	47,476	(4,029)

Total corporate	134,884	(12,263)	344,591	(84,569)	479,475	(96,832)

Non-Corporate
Collateralized mortgage obligations	478	(505)	2,165	(1,025)	2,643	(1,530)
Commercial mortgage-backed securities	-	-	13,579	(2,228)	13,579	(2,228)
U.S. treasury & agency securities	5,065	(18)	201	(20)	5,266	(38)

Total non-corporate	5,543	(523)	15,945	(3,273)	21,488	(3,796)

Grand total	$ 140,427	$ (12,786)	$ 360,536	$ (87,842)	$ 500,963	$ (100,628)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses (continued)

The Company’s available-for-sale fixed maturity gross unrealized position decreased $27.1 million as of June 30, 2009, as compared to December 31, 2008.  Historically, valuations remain significantly depressed, but can be traced to dislocations within the credit markets and weak economy.  Despite the positive interventions of the U.S. government over the last several quarters, fundamentals remain weak.  The pace of job losses as measured by U.S. non-farm payroll data, coupled with the consistently weak unemployment claims, has pressured GDP and not surprisingly, earnings across the corporate sector have been weaker.  Although these trends are unlikely to abate in the short-term, confidence across the corporate and financial sector has improved as there are early stage signs that’s the contraction in the economy will ease in the second half of 2009, with the potential for meaningful growth in 2010. Nevertheless, the financial sectors overall (bank, brokers, finance companies, insurance companies) continued to be the weakest performers.

The sectors in the Company’s portfolio that recognized the largest unrealized losses were finance, consumer cyclical and communication securities.  As of June 30, 2009, there were 115 securities accounting for unrealized losses of $67 million in the finance sector.   Of these unrealized losses, 90 % were related to investment-grade issues (rated AAA through BBB-).  As of June 30, 2009, there were 21 consumer cyclical sector securities accounting for unrealized losses of $7.2 million. Of these unrealized losses, 93 % were related to investment-grade issues (rated AAA through BBB-). As of June 30, 2009, there were 32 communications sector securities accounting for unrealized losses of $6.6 million. Of these losses, 67% were related to investment-grade issues (rated AAA through BBB-). All securities held at June 30, 2009 were subject to the Company’s portfolio monitoring process.

The Company has exposure to sub-prime and Alt-A residential mortgage-backed securities in its held for trading portfolio.  Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles.  Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime, but do not conform to government-sponsored standards.  The combination of these two categories of securities is considered below prime.  The Company is not an originator of residential mortgages.  The weak U.S. housing market and relaxed underwriting standards of some originators of below-prime loans has recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage years.  Ninety percent of these below-prime investments, based upon fair value, held by the Company were either issued before 2006 or have an AAA rating.  At June 30, 2009, the Company had exposure to residential sub-prime and Alt-A mortgages of $124.7 million and $107.6 million, respectively, representing approximately 1% of the Company's total invested assets.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

OVERVIEW OF THE COMPANY’S INVESTMENT HOLDINGS AND PORTFOLIO MONITORING PROCESSES (CONTINUED)

Unrealized Losses (continued)

The table below provides the detail of the three largest unrealized losses by CUSIP in the Company’s available-for-sale fixed maturity portfolio at June 30, 2009.  Management does not consider any of these unrealized losses to be material to the Company’s financial position at June 30, 2009.  Based on the Company’s credit analysis, management has concluded the Company’s amortized cost will be recovered through timely collection of all contractually specified cash flows and therefore the unrealized losses are not other than temporarily impaired. A discussion of each issuer follows the table.

($ thousands)
Issue/Sector	Amortized Cost	Fair Value	Unrealized Loss
A. Finance	7,947	2,703	(5,244)
B. Finance	9,000	5,130	(3,870)
C. Finance	7,748	4,553	(3,195)

Issue A is a leading provider of financial guaranty and credit enhancement products.  Issue A has been negatively impacted by weaker confidence in the industry and rising mortgage related losses.  Issue A maintains a strong market position, solid capital and adequate liquidity.  Issue A remains an investment-grade security with a credit rating of A.

Issue B remains one of the better performing global financial institutions.  This issue has a particularly strong franchise in the United Kingdom.  However, like its peers, this institution has reported write-downs in collateralized debt obligations, leveraged loans and an increase in credit losses related to consumer and commercial loans.  The institution remains well capitalized and remains profitable despite the global turmoil.  The institution retains a strong investment grade rating of A+.

Issue C is a leading property and casualty insurance company in the United States.  Issue C has been negatively impacted by increased leverage, reduced earnings and weaker investment results but maintains a leading franchise, solid liquidity and adequate capital.  Issue C remains an investment-grade security with a credit rating of A-.

As of June 30, 2009, the remaining securities in an unrealized loss position have losses of less than $3.0 million per CUSIP and were subject to the same quantitative and qualitative credit analysis as the aforementioned securities. The Company expects these investments to continue to perform in accordance with their original contractual terms and the Company has the intent and ability to hold these investments until recovery of the fair value up to the cost of these securities, which may be maturity.

Realized Losses

During the six-month period ended June 30, 2009, the Company’s realized losses related to securities that were in an unrealized loss position were insignificant.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CAPITAL MANAGEMENT & LIQUIDITY RISK

The Company ensures that adequate capital is maintained to support the risk associated with its businesses.  The approach to managing capital has been developed to ensure that an appropriate balance is maintained between the internal assessment of capital required and the requirements of regulators and rating agencies. During the six-month period ended June 30, 2009, the Company received capital contributions totaling $748.7 million from Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”) to ensure that the Company continues to exceed certain capital requirements, prescribed by National Association of Insurance Commissioners (“NAIC”).  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies, which establish capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.  Furthermore, declining equity markets may result in an increase in required capital for regulatory purposes.

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

Through effective cash management and capital planning, the Company ensures that it is sufficiently funded and maintains adequate liquidity to meet its obligations.  At June 30, 2009, the Company, through its operational cash flows and various sources of liquidity (e.g., capital contributions from the Parent) had sufficient liquidity to meet all of its obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009 due to the material weakness in internal control over financial reporting identified in Item 9A(T) of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Status of Remediation of Material Weakness

Management is in the process of remediating the material weakness in the Company’s processes related to the implementation and subsequent recording of certain reinsurance transactions with affiliated companies, pursuant to the remediation plan described in Item 9A(T) of the Company’s annual report on Form 10-K for the year ended December 31, 2008.  During the quarter ended June 30, 2009, management implemented additional controls relating to the recording of embedded derivatives and financial accounting for the Company’s reinsurance agreements.  Further improvements, however, are required before management can consider the material weakness fully remediated.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION (CONTINUED)

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

August 13, 2009	/s/ Westley V. Thompson
Date	Westley V. Thompson, President, SLF U.S.
(principal executive officer)

August 13, 2009	/s/ Ronald H. Friesen
Date	Ronald H. Friesen , Senior Vice President and Chief Financial Officer
(principal financial officer)