Form 10-Q
period 2009-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2009-11-12
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended September 30, 2009
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, 333-144912-01, 333-155716, 333-155726, 333-155791, 333-155792, 333-155793, 333-155797, 333-156303, 333-156304, 333-156308, 333-160605, 333-160606, and 333-160607

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
Registrant has 6,437 shares of common stock outstanding on November 12, 2009, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BYGENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	93

Item 1A.	Risk Factors	93

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94

Item 3.	Defaults Upon Senior Securities	94

Item 4.	Submission of Matters to a Vote of Security Holders	94

Item 5.	Other Information	94

Item 6.	Exhibits	94

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2009	2008

Revenues

Premiums and annuity considerations	$101,012	$90,561
Net investment income (loss) (1)	2,357,999	(860,928)
Net derivative loss (2)	(2,856)	(273,048)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(8,401)	(293,494)
Other-than-temporary impairment losses (3)	(4,834)	(18,264)
Fee and other income	302,742	379,999

Total revenues	2,745,662	(975,174)

Benefits and Expenses

Interest credited	317,555	417,148
Interest expense	52,010	86,133
Policyowner benefits	118,060	231,655
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired (4)	515,179	(592,967)
Other operating expenses	183,572	223,671

Total benefits and expenses	1,186,376	365,640

Income (loss) before income tax expense (benefit)	1,559,286	(1,340,814)

Income tax expense (benefit)	450,689	(405,343)

Net income (loss)	$1,108,597	$(935,471)

(1)Net investment income (loss) includes an increase (decrease) in market value of trading fixed maturity securities of $2,044.9 million and $(1,676.0) million for the nine-month periods ended September 30, 2009 and 2008, respectively.

(2)  Net derivative loss for the nine-month period ended September 30, 2008 includes $166.1 million of income related to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” which was previously issued as Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which is further discussed in Note 4.

(3)The $4.8 million other-than-temporary impairment (“OTTI”) losses for the nine-month period ended September 30, 2009 represent solely credit losses.  The Company incurred no non-credit OTTI losses during the nine-month period ended September 30, 2009 and as such no non-credit OTTI losses were recognized in other comprehensive loss for the period.

(4)Amortization of deferred policy acquisition costs and value of business and customer renewals acquired for the nine-month period ended September 30, 2008 includes $3.2 million of expenses related to the Company’s adoption of FASB ASC Topic 820, which is further discussed in Note 4.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the three-month periods ended September 30,

	Unaudited
	2009	2008

Revenues

Premiums and annuity considerations	$35,517	$30,189
Net investment income (loss) (1)	1,214,599	(573,704)
Net derivative loss	(304,446)	(259,175)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(5,564)	(296,784)
Other-than-temporary impairment losses (2)	-	(18,264)
Fee and other income	204,479	124,326

Total revenues	1,144,585	(993,412)

Benefits and Expenses

Interest credited	75,570	133,145
Interest expense	12,841	29,585
Policyowner benefits	23,533	103,490
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	146,291	(298,058)
Other operating expenses	82,737	62,269

Total benefits and expenses	340,972	30,431

Income (loss) before income tax expense (benefit)	803,613	(1,023,843)

Income tax expense (benefit)	185,940	(274,506)

Net income (loss)	$617,673	$(749,337)

(1)Net investment income (loss) includes an increase (decrease) in market value of trading fixed maturity securities of $1,067.0 million and $(871.9) million for the three-month periods ended September 30, 2009 and 2008, respectively.

(2) The Company incurred no OTTI losses during the three-month period ended September 30, 2009.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Unaudited
ASSETS	September 30, 2009	December 31, 2008
Investments
Available-for-sale fixed maturities at fair value (amortized cost of $1,185,813 and $782,861 at 2009 and 2008, respectively)	$1,238,122	$674,020
Trading fixed maturities at fair value (amortized cost of $13,893,696 and $14,909,429 at 2009 and 2008, respectively)	12,781,378	11,762,146
Mortgage loans	1,975,462	2,083,003
Derivative instruments – receivable	337,494	727,103
Limited partnerships	50,236	78,289
Real estate	200,059	201,470
Policy loans	719,428	729,407
Other invested assets	40,522	211,431
Cash and cash equivalents	3,022,206	1,624,149
Total investments and cash	20,364,907	18,091,018

Accrued investment income	233,656	282,564
Deferred policy acquisition costs	2,707,154	2,862,401
Value of business and customer renewals acquired	166,590	179,825
Net deferred tax asset	364,232	856,845
Goodwill	7,299	7,299
Receivable for investments sold	25,373	7,548
Reinsurance receivable	3,244,848	3,076,615
Other assets	241,714	222,840
Separate account assets	22,472,326	20,531,724

Total assets	$49,828,099	$46,118,679

LIABILITIES

Contractholder deposit funds and other policy liabilities	$17,778,143	$17,545,721
Future contract and policy benefits	932,355	1,014,688
Payable for investments purchased	91,306	363,513
Accrued expenses and taxes	156,749	118,671
Debt payable to affiliates	2,098,000	1,998,000
Reinsurance payable	2,104,187	1,650,821
Derivative instruments – payable	778,123	1,494,341
Other liabilities	644,078	605,945
Separate account liabilities	22,472,326	20,531,724

Total liabilities	47,055,267	45,323,424

Commitments and contingencies – Note 8

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2009 and 2008	$6,437	$6,437
Additional paid-in capital	3,621,022	2,872,242
Accumulated other comprehensive loss	(18,822)	(129,884)
Accumulated deficit	(835,805)	(1,953,540)

Total stockholder’s equity	2,772,832	795,255

Total liabilities and stockholder’s equity	$49,828,099	$46,118,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2009	2008

Net income (loss)	$1,108,597	$(935,471)

Other comprehensive income (loss):

Change in unrealized holding gains (losses) on available- for-sale securities, net of tax and policyholder amounts (1)	119,266	(88,638)
Reclassification adjustment for OTTI losses, net of tax (5)	-	-
Reclassification adjustments of net realized investment losses into net income (loss), net of tax (2)	934	9,255

Other comprehensive income (loss)	120,200	(79,383)

Comprehensive income (loss)	$1,228,797	$(1,014,854)

(1)	Net of tax of $(64.2) million and $47.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively.
(2)	Net of tax of $(0.5) million and $(5.0) million for the nine-month periods ended September 30, 2009 and 2008, respectively.

For the three-month periods ended September 30,

	Unaudited
	2009	2008

Net income (loss)	$617,673	$(749,337)

Other comprehensive income (loss):

Change in unrealized holding gains (losses) on available- for-sale securities, net of tax and policyholder amounts (3)	67,984	(60,837)
Reclassification adjustment for OTTI losses, net of tax (5)	-	-
Reclassification adjustments of net realized investment (gains) losses into net income (loss), net of tax (4)	(1,027)	10,767

Other comprehensive income (loss)	66,957	(50,070)

Comprehensive income (loss)	$684,630	$(799,407)

(3)	Net of tax of $(36.6) million and $32.8 million for the three-month periods ended September 30, 2009 and 2008, respectively.
(4)	Net of tax of $0.5 million and $(5.8) million for the three-month periods ended September 30, 2009 and 2008, respectively.
(5)
Represents the reclassification adjustment for other-than-temporarily impaired fixed maturity available-for-sale securities for which a portion of the loss was recognized in the condensed consolidated statements of operations.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)

For the nine-month periods ended September 30, 2009 and 2008

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (3)	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity

Balance at December 31, 2007	$6,437	$2,146,436	$(92,403)	$369,677	$2,430,147

Cumulative effect of accounting changes related to the adoption of FASB ASC Topics 715 and 825, net of tax(1)			88,033	(88,376)	(343)
Net loss				(935,471)	(935,471)
Tax benefit from stock options		806			806
Capital contribution from Parent		300,000			300,000
Other comprehensive loss			(79,383)		(79,383)

Balance at September 30, 2008	$6,437	$2,447,242	$(83,753)	$(654,170)	$1,715,756

Balance at December 31, 2008	$6,437	$2,872,242	$(129,884)	$(1,953,540)	$795,255

Cumulative effect of accounting changes related to the adoption of FASB ASC Topic 320, net of tax (2) (3)			(9,138)	9,138	-
Net income				1,108,597	1,108,597
Tax benefit from stock options		128			128
Capital contribution from Parent		748,652			748,652
Other comprehensive income			120,200		120,200

Balance at September 30, 2009	$6,437	$3,621,022	$(18,822)	$(835,805)	$2,772,832

(1)
Portions of FASB ASC Topic 715, “Compensation–Retirement Benefits,” were previously issued as SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  Portions of FASB ASC 825, “Financial Instruments” were previously issued as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

(2)
Portions of FASB ASC Topic 320, “Investments- Debt and Equity Securities” were previously issued as FASB Staff Position (“FSP”) Nos. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments.”

(3)	As of September 30, 2009, the total amount of after tax non-credit OTTI losses recorded in the Company’s accumulated other comprehensive loss was $9.1 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the nine-month periods ended September 30,

	Unaudited
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$1,108,597	$(935,471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investments	6,104	17,864
Amortization of deferred policy acquisition costs and value of	515,179	(592,967)
business and customer renewals acquired
Depreciation and amortization	4,283	4,952
Net (gain) loss on derivatives	(99,101)	223,269
Net realized losses and OTTI credit losses on available-for-sale investments	13,235	13,409
Changes in fair value of trading investments	(2,044,885)	1,676,039
Net realized losses on trading investments	268,111	324,849
Undistributed loss on private equity limited partnerships	11,477	4,919
Interest credited to contractholder deposits	317,555	417,148
Deferred federal income taxes	427,890	(350,715)
Changes in assets and liabilities:
Additions to deferred policy acquisition costs and value of business
and customer renewals acquired	(305,494)	(273,189)
Accrued investment income	48,908	43,466
Net change in reinsurance receivable/payable	272,942	(676)
Future contract and policy benefits	(82,333)	58,615
Other, net	(74,269)	135,974

Net cash provided by operating activities	$388,199	$767,486

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	$40,106	$89,425
Trading fixed maturities	1,203,168	1,512,383
Mortgage loans	108,465	260,845
Real estate	-	1,160
Other invested assets	(124,105)	258,973
Purchases of:
Available-for-sale fixed maturities	(337,123)	(68,127)
Trading fixed maturities	(471,133)	(1,815,487)
Mortgage loans	(12,059)	(53,246)
Real estate	(1,551)	(4,164)
Other invested assets	(97,923)	(79,977)
Net change in other investments	(100,476)	(260,196)
Net change in policy loans	9,979	(7,806)

Net cash provided by (used in) investing activities	$217,348	$(166,217)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2009	2008

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$2,302,067	$1,745,079
Withdrawals from contractholder deposit funds	(2,313,659)	(2,713,058)
Capital contribution from Parent	748,652	300,000
Debt proceeds	100,000	175,000
Other, net	(44,550)	(29,760)

Net cash provided by (used in) financing activities	792,510	(522,739)

Net change in cash and cash equivalents	1,398,057	78,530

Cash and cash equivalents, beginning of period	1,624,149	1,169,701

Cash and cash equivalents, end of period	$3,022,206	$1,248,231

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

The Company is a stock life insurance company incorporated under the laws of Delaware.  The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”).  The Company is also an indirect wholly-owned subsidiary of Sun Life Financial Inc. (“SLF”), a reporting company under the Securities Exchange Act of 1934.  SLF and its subsidiaries are collectively referred to herein as “Sun Life Financial.”

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of September 30, 2009, the Company directly or indirectly owned all of the outstanding shares or members interest of SLNY, a New York life insurance company which issues individual fixed and variable annuity contracts, group life, group disability, group dental and stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company (“INDY”), a Rhode Island life insurance company that sold variable and whole life insurance products; Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), a Vermont special purpose financial captive insurance company; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC (“DELRE Holdings”).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (continued)

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”).  Pursuant to this agreement, the Company purchased a funded note, which is referenced through a credit default swap to the credit performance of a portfolio of corporate reference entities.  The Company entered into this credit structure for yield enhancement.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under FASB ASC Topic 810, “Consolidation,” formerly required by FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, ‘Consolidated Financial Statements’ (Revised December 2003)” (“FIN 46(R)”).  As a result of the consolidation, the Company has recorded in its condensed consolidated balance sheets a credit default swap held by the CARS Trust.  At issue, the swap had a seven-year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement.  At September 30, 2009 and December 31, 2008, the CARS Trust has not had to make any payments under the terms of the swap because the sum of all credit events has not exceeded the threshold amount.  As of September 30, 2009 and December 31, 2008, the fair value of the credit default swap was $(47.9) million and $(42.1) million, respectively.  Under the terms of the credit derivative, the maximum future payments the CARS Trust could be required to make is $55.0 million.  In the event the CARS Trust was required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  As of September 30, 2009 and December 31, 2008, the fair value of the assets held as collateral by the CARS Trust was $48.6 million and $42.3 million, respectively.

The Company had a greater than or equal to 20%, but less than 50%, interest in seven variable interest entities (“VIEs”) at September 30, 2009.  The Company is a creditor in four trusts and three limited liability companies.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $37.1 million and $36.5 million at September 30, 2009 and December 31, 2008, respectively.  The investments in these VIEs mature between October 2009 and January 2028.  Because the Company will not absorb a majority of the VIEs’ expected losses or receive a majority of the expected returns, the Company is not required to consolidate these VIEs, in accordance with FASB ASC Topic 810.

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

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In June 2009, the FASB issued FASB ASC Topic 105, “Generally Accepted Accounting Principles,” which was previously issued as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted FASB ASC Topic 105 on September 30, 2009 and has updated its referencing for all accounting standards in this Form 10-Q.

The Company has adopted certain provisions of FASB ASC Topic 855, “Subsequent Events,” which were originally issued in May 2009 as SFAS No. 165, “Subsequent Events.”  This topic requires evaluation of subsequent events through the date that the financial statements are issued or are available to be issued.  FASB ASC Topic 855 sets forth the period under which the reporting entity should evaluate the subsequent events to be recognized or disclosed, the circumstances under which the reporting entity should recognize the events or transactions that occur after the balance sheets date, and the disclosures that the reporting entity should make about the subsequent events.  This guidance is effective for interim reporting periods ending after June 15, 2009.  Events that have occurred subsequent to September 30, 2009 have been evaluated by the Company’s management in accordance with FASB ASC Topic 855 through November 12, 2009.

The Company has adopted certain provisions of FASB ASC Topic 820, which were originally issued in April 2009 as FSP No. FAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This issuance provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity for the asset or liability, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  FASB ASC Topic 820 also requires annual and interim disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any during the period, and definitions of each major category for equity and debt securities, as described in FASB ASC Topic 320.  The Company adopted the above-noted aspects of FASB ASC Topic 820 on April 1, 2009; such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

The Company has adopted certain provisions of FASB ASC Topic 320, which were originally issued in April 2009 as FSP Nos. FAS 115-2 and 124-2.  This guidance amends the guidance for OTTI of debt securities and changes the presentation of OTTI in the financial statements.   If the Company intends to sell, or if it is more likely than not that it will be required to sell, an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss (“credit loss”) and the portion of loss which is due to other factors (“non-credit loss”).  The credit loss portion is charged to earnings, while the non-credit loss is charged to other comprehensive income (loss).  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings.  This guidance also expands and increases the frequency of existing disclosures about OTTI of debt and equity securities.  The Company adopted the above-noted aspects of FASB ASC Topic 320 on April 1, 2009.  Upon adoption, a cumulative effect adjustment, net of taxes, of $9.1 million was recorded to increase accumulated other comprehensive loss with a corresponding decrease to accumulated deficit for the non-credit component of previously impaired securities that the Company neither intends to sell, nor is it more likely than not that the Company will be required to sell, before recovery of amortized cost.  The enhanced disclosures required by FASB ASC Topic 320 are included in Note 5.

The Company has adopted certain provisions of FASB ASC Topic 825 which were originally issued in April 2009 as FSP No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The guidance requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements, effective for interim reporting periods ending after June 15, 2009.  The adoption of the above-noted aspects of FASB ASC Topic 825 in the quarter ended June 30, 2009 did not have an impact on the Company’s consolidated financial position or results of operations.  The required disclosures are included in Note 6.

The Company has adopted certain provisions of FASB ASC Topic 944, “Financial Services–Insurance,” which were originally issued in May 2008as SFAS No. 163, “Accounting for Financial Guarantee Insurance Contract–an interpretation of FASB Statement No. 60.”  The scope of this interpretation is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk management activities.  Except for certain disclosures, earlier application is not permitted.  The Company does not have any contracts with guarantees within the scope of this guidance.  The adoption of this portion of FASB ASC Topic 944 on January 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

The Company has adopted certain provisions of FASB ASC Topic 815, “Derivatives and Hedging,” which were originally issued in March 2008 as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This guidance amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The above-noted aspects of FASB ASC Topic 815 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted this guidance on January 1, 2009.  The new disclosures are included in Note 5.

The Company has adopted certain provisions of FASB ASC Topic 810, which were originally issued in December 2007 as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent.  This guidance establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the statement of operations, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  The above-noted aspects of FASB ASC Topic 810 apply to all for-profit entities that prepare consolidated financial statements, and affect those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  The Company does not have any noncontrolling interests within the scope of this guidance.  Accordingly, the adoption of these aspects of FASB ASC Topic 810 on January 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

The Company has adopted certain provisions of FASB ASC Topic 805, “Business Combinations,” which were originally issued in December 2007 as SFAS No. 141 (revised 2007), “Business Combinations.”  This guidance establishes the principles and requirements for how the acquirer in a business combination (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is useful to users of financial statements in evaluating the nature and financial effects of the business combination.  Some of the significant requirements of FASB ASC Topic 805 include the following:

•	Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity shall be measured at their acquisition-date fair values;

•	Acquisition-related costs incurred by the acquirer shall be expensed in the periods in which the costs are incurred;

•
Goodwill shall be measured as the excess of the consideration transferred, including the fair value of any contingent consideration, plus the fair value of any noncontrolling interest in the acquired entity, over the fair values of the acquired identifiable net assets;

•
Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability; and

•	Contingent consideration shall be recognized at the acquisition date.

FASB ASC Topic 805 is effective for, and shall be applied prospectively to, business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited.  Assets and liabilities that arose from business combinations with acquisition dates prior to the effective date of this guidance shall not be adjusted upon adoption of these elements of FASB ASC Topic 805, with certain exceptions for acquired deferred tax assets and acquired income tax positions.  The Company adopted the above-noted aspects of FASB ASC Topic 805 on January 1, 2009 and will apply this guidance to future business combinations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)–Measuring Liabilities at Fair Value.”  This update amends FASB ASC Topic 820 and provides clarification regarding the valuation techniques required to be used to measure the fair value of liabilities where quoted prices in active markets for identical liabilities are not available.  In addition, this update clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU No. 2009-05 is effective for the first reporting period, including interim periods, beginning after issuance.  The Company adopted this update on October 1, 2009.  The adoption of ASU No. 2009-05 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets.”  This statement amends FASB ASC Topic 860, “Transfers and Servicing,” portions of which were previously issued as SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 166 amends and expands disclosures about the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS No. 166 amends the derecognition accounting and disclosure guidance relating to SFAS No. 140 and eliminates the exemption from consolidation for qualifying special purpose entities (“QSPEs”); it also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 166 is effective for financial asset transfers occurring in fiscal years and interim periods beginning after November 15, 2009, and will become part of the FASB ASC at that time.  The Company is currently evaluating the impact, if any, that SFAS No. 166 will have on the disclosures included in the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, which amends the consolidation guidance of FIN 46(R) and will become part of FASB ASC 810.  The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as QSPEs, as the concept of these entities was eliminated in SFAS No. 166.  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and will become part of the FASB ASC at that time.  As of the quarter ended September 30, 2009, the Company is currently evaluating the impact, if any, that SFAS No. 167 will have on the Company’s condensed consolidated financial statements.

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

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with Sun Life Reinsurance (Barbados) No. 3 Corp. (“BarbCo 3”), an affiliate, to cede all of the risks associated with certain in-force corporate and bank-owned variable universal life, and private placement variable universal life policies on a combination coinsurance, coinsurance with funds withheld and a modified coinsurance basis.  Future new business will also be ceded under this agreement.

BarbCo 3 paid an initial ceding commission to the Company of $41.5 million and the Company recorded a reinsurance payable and related reinsurance receivable at the inception of the transaction of $370.7 million and $329.2 million, respectively.  At September 30, 2009, the reinsurance payable and reinsurance receivable related to this agreement were $373.2 million and $344.9 million, respectively.  See Note 7 for further information regarding the impact of this agreement on the Company’s financial statements.

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC under which SLOC will fund a portion of the statutory reserves required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38 (“AXXX reserves”), as adopted by the National Association of Insurance Commissioners (the “NAIC”), attributable to certain individual universal life (“UL”) policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis, certain in-force policies at December 31, 2007.  Future new business also will be reinsured under this agreement.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Capital Transactions

During the nine-month period ended September 30, 2009 and the year ended December 31, 2008, the Company received capital contributions totaling $748.7 million and $725.0 million, respectively, from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure that the Company continues to exceed certain capital requirements prescribed by the NAIC.  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies.  The risk-based capital formulas for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

The Company did not make any dividend payments during the nine-month periods ending September 30, 2009 and 2008.

Debt Transactions

On November 8, 2007, a long-term financing arrangement was established with a financial institution (the “Lender”) that enables Sun Life Vermont to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, at inception of the agreement, Sun Life Vermont issued a floating rate surplus note of $1 billion (“the Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007- SUNAXXX LLC (“SUNAXXX”), affiliated with the Lender.  During the nine-month period ended September 30, 2009, Sun Life Vermont issued two additional notes totaling $100.0 million to SUNAXXX.  At September 30, 2009 and December 31, 2008, the value of the Surplus Note was $1.2 billion and $1.1 billion, respectively.  Pursuant to an agreement between the Lender and the Company’s indirect parent, Sun Life Assurance Company of Canada – U.S. Operations Holding, Inc. (“U.S. Ops Holdings”), U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, consolidates SUNAXXX in accordance with FASB ASC Topic 810.  Sun Life Vermont has agreed to reimburse U.S. Ops Holdings for certain costs incurred in connection with the issuance of the Surplus Note.  Sun Life Vermont incurred interest expense of $4.6 million and $18.0 million for the three and nine-month periods ended September 30, 2009, respectively, and $10.1 million and $33.5 million for the three and nine-month periods ended September 30, 2008, respectively.

In 2002, the Company issued two promissory notes totaling $460 million to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”).  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  On December 29, 2008, the Company redeemed $62.0 million of the $80 million remaining note and paid $64.3 million, including $2.3 million in accrued interest, to Sun Life (Hungary) LLC.  At September 30, 2009 and December 31, 2008, the Company had $18.0 million, respectively, in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $0.3 and $0.8 million for the three and nine-month periods ended September 30, 2009, respectively, and $1.1 million and $3.4 million for the three and nine-month periods ended September 30, 2008, respectively.

On July 17, 2008, the Company issued a $60 million promissory note to Sun Life (Hungary) LLC which would mature on September 27, 2011.  The Company paid interest quarterly to Sun Life (Hungary) LLC. Total interest incurred was $0.5 million for the three and nine-month periods ended September 30, 2008.  The Company used the proceeds of the note for general corporate purposes.  On December 29, 2008, the Company redeemed the note and paid $60.8 million to Sun Life (Hungary) LLC, including $0.8 million in accrued interest.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Debt Transactions (continued)

At September 30, 2009 and December 31, 2008, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company expensed $10.6 million and $31.9 million for interest on these surplus notes for the three and nine-month periods ended September 30, 2009 and 2008, respectively.

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”).  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III. Total interest credited for these funding agreements was $2.2 million and $9.8 million for the three and nine-month periods ended September 30, 2009, respectively, and $7.3 million and $26.3 million for the three and nine-month periods ended September 30, 2008, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  For interest on this demand note, the Company expensed $0.2 million and $1.1 million for the three and nine-month periods ended September 30, 2009, respectively, and $0.8 million and $2.9 million for the three and nine-month periods ended September 30, 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”).  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $2.0 million and $9.2 million for the three and nine-month periods ended September 30, 2009, respectively, and $7.0 million and $25.7 million for the three and nine-month periods ended September 30, 2008, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006.  For interest on this demand note, the Company expensed $0.2 million and $1.0 million for the three and nine-month periods ended September 30, 2009, respectively, and $0.8 million and $2.9 million for the three and nine-month periods ended September 30, 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. (“LLC”).  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10.0 million to LLC.  Total interest credited for these funding agreements was $2.2 million and $9.9 million for the three and nine-month periods ended September 30, 2009, respectively, and $7.2 million and $26.3 million for the three and nine-month periods ended September 30, 2008, respectively.  The Company also issued a $100.0 million floating rate demand note payable to LLC on June 10, 2005.  For interest on this demand note, the Company expensed $0.2 million and $1.1 million for the three and nine-month periods ended September 30, 2009, respectively, and $0.8 million and $2.9 million for the three and nine-month periods ended September 30, 2008, respectively.

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other

The Company and certain of its subsidiaries have administrative services agreements with SLOC which provide that SLOC will furnish, as requested, certain services and facilities on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $1.8 million and $6.4 million for the three and nine-month periods ended September 30, 2009, respectively, and $2.0 million and $6.4 million for the three and nine-month periods ended September 30, 2008, respectively.

In accordance with an administrative service agreement between the Company and SLOC, the Company provides personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which are recorded as a reduction of other operating expenses, were approximately $91.9 million and $243.2 million for the three and nine-month periods ended September 30, 2009, respectively, and $76.5 million and $237.4 million for the three and nine-month periods ended September 30, 2008, respectively.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. (“SLISC”), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity businesses.  Expenses under this agreement amounted to approximately $3.7 million and $11.5 million for the three and nine-month periods ended September 30, 2009, respectively, and $4.0 million and $13.8 million for the three and nine-month periods ended September 30, 2008, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited (“SLISIL”), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $2.4 million and $17.9 million for the three and nine-month periods ended September 30, 2009, respectively, and $3.8 million and $19.6 million for the three and nine-month periods ended September 30, 2008, respectively.

The Company has an administrative services agreement with U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement amounted to approximately $3.2 million and $8.9 million for the three and nine-month periods ended September 30, 2009, respectively, and $4.4 million and $14.1 million for the three and nine-month periods ended September 30, 2008, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $2.2 million and $4.3 million for the three and nine-month periods ended September 30, 2009, respectively, and $0.5 million and $1.6 million for the three and nine-month periods ended September 30, 2008, respectively.  The Company paid $5.0 million and $13.4 million during the three and nine-month periods ended September 30, 2009, respectively, and $3.7 million and $14.3 million during the three and nine-month periods ended September 30, 2008, respectively, in investment management services fees to SCA.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

The Company paid $14.3 million and $35.5 million during the three and nine-month periods ended September 30, 2009, respectively, and $6.9 million and $18.3 million during the three and nine-month periods ended September 30, 2008, respectively, in distribution fees to Sun Life Financial Distributors, Inc. (“SLFD”).

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2009 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Under these leases, the Company received rent of $2.2 million and $7.6 million for the three and nine-month periods ended September 30, 2009, respectively, and $2.7 million and $7.9 million for the three and nine-month periods ended September 30, 2008, respectively.  Rental income is reported as a component of net investment income on the condensed consolidated statements of operations.

During the nine-month period ended September 30, 2009, the Company sold certain limited partnership investments to SLOC with a book value of $16.9 million and a market value of $22.4 million.  The Company recorded a gain on the sales of $5.5 million for the nine-month period ended September 30, 2009.

During the three and nine-month period ended September 30, 2008, the Company sold mortgages to SLOC with a book values of $20.5 million and $150.2 million and a market values of $20.7 million and $150.2 million, respectively.

During the nine-month period ended September 30, 2009, the Company purchased $395.7 million of available-for-sale fixed-rate bonds from Sun Life Investments LLC at fair value.  The Company paid cash for the bonds.

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with its indirect parent, SLF.  Under this plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses related to RSUs of approximately $2.6 million and $5.9 million for the three and nine-month periods ended September 30, 2009, respectively, and $1.5 million and $4.4 million for the three and nine-month periods ended September 30, 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

In 2007, SLNY entered into a series of agreements with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, through which the New York issued business of SLHIC was transferred to SLNY (the “SLHIC to SLNY asset transfer”).  As part of these agreements, SLNY received certain intangible assets totaling $31.3 million.  These assets included the value of distribution, VOBA, and VOCRA.  The value of distribution of $7.5 million is being amortized on a straight-line basis over its projected economic life of 25 years.  VOBA of $7.6 million is subject to amortization based upon expected premium income over the period from acquisition to the first customer renewal, generally not more than two years.  VOCRA of $16.2 million is subject to amortization based upon expected premium income over the projected life of the in-force business acquired, which is 20 years.  The Company recorded amortization and interest for these intangible assets for the periods identified as follows (in 000’s):

	Nine-month periods ended		Three-month periods ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Value of distribution	$224	$224	$75	$75
VOBA	888	1,349	25	319
VOCRA	779	3,011	710	766

The Company has significant transactions with affiliates.  Management believes intercompany revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis and these transactions were with unrelated parties.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000’s):

Nine-month period ended September 30, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$2,308,049	$344,538	$104,252	$(11,177)	$2,745,662
Total benefits and expenses	976,677	107,735	86,051	15,913	1,186,376
Income (loss) before income tax expense (benefit)	1,331,372	236,803	18,201	(27,090)	1,559,286
Net income	$879,559	$154,027	$11,830	$63,181	$1,108,597

Nine-month period ended September 30, 2008

Total revenues	$(985,682)	$(57,996)	$75,880	$(7,376)	$(975,174)
Total benefits and expenses	86,966	176,224	78,173	24,277	365,640
Loss before income tax benefit	(1,072,648)	(234,220)	(2,293)	(31,653)	(1,340,814)
Net loss	$(674,077)	$(152,138)	$(1,491)	$(107,765)	$(935,471)

Three-month period ended September 30, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$790,579	$317,021	$35,073	$1,912	$1,144,585
Total benefits and expenses	243,062	65,722	30,335	1,853	340,972
Income before income tax expense	547,517	251,299	4,738	59	803,613
Net income	$367,050	$162,453	$3,079	$85,091	$617,673

Three-month period ended September 30, 2008

Total revenues	$(885,302)	$(113,043)	$24,509	$(19,576)	$(993,412)
Total benefits and expenses	(60,851)	59,173	25,148	6,961	30,431
Loss before income tax benefit	(824,451)	(172,216)	(639)	(26,537)	(1,023,843)
Net loss	$(530,624)	$(111,892)	$(416)	$(106,405)	$(749,337)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted FASB ASC Topic 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs.

As a result of the adoption of FASB ASC Topic 820, the value of the Company’s embedded derivative liabilities decreased by $166.1 million during the nine-month period ended September 30, 2008.  This change was primarily the result of changes to the valuation assumptions regarding policyholder behavior, primarily lapses, as well as the incorporation of risk margins and the Company’s own credit standing in the valuation of embedded derivatives.

In compliance with FASB ASC Topic 820, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

On April 1, 2009, the FASB issued additional guidance on estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  The Company reviewed its pricing sources and methodologies and has concluded that its various pricing sources and methodologies are in compliance with this guidance, which is now a part of FASB ASC Topic 820.

Please refer to Note 6 regarding the valuation techniques utilized by the Company to measure the fair values included herein.  During the nine-month period ended September 30, 2009, there were no changes to these valuation techniques and the related inputs.

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

The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith and credit of the Government, municipal bonds, structured notes and certain mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), collateralized mortgage obligations (“CMO”), certain corporate debt, certain private equity investments and certain derivatives.

Level 3

•
Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Generally, the types of assets and liabilities utilizing Level 3 valuations are certain MBS, ABS and CMO, certain corporate debt, certain private equity investments, certain mutual fund holdings and certain derivatives, including derivatives embedded in annuity contracts and certain funding agreements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of September 30, 2009 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturities
Asset-backed securities	$-	$-	$46	$46
Collateralized mortgage obligations	-	2,017	-	2,017
Commercial mortgage-backed securities	-	14,470	1,901	16,371
Foreign government & agency securities	-	548	-	548
U.S. states and political subdivisions securities	-	-	-	-
U.S. treasury and agency securities	42,150	49,394	-	91,544
Corporate securities	-	1,119,456	8,140	1,127,596
Total available-for-sale fixed maturities	42,150	1,185,885	10,087	1,238,122

Trading fixed maturities
Asset-backed securities	-	382,551	126,341	508,892
Collateralized mortgage obligations	-	732,024	170,044	902,068
Commercial mortgage-backed securities	-	379,909	261,226	641,135
Foreign government & agency securities	-	68,464	15,530	83,994
U.S. states and political subdivisions securities	-	-	-	-
U.S. treasury and agency securities	644,009	265,447	-	909,456
Corporate securities	-	9,609,754	126,079	9,735,833
Total trading fixed maturities	644,009	11,438,149	699,220	12,781,378

Derivative instruments - receivable	3,156	328,972	5,366	337,494
Other invested assets	-	-	-	-
Cash and cash equivalents	3,022,206	-	-	3,022,206
Total investments and cash	3,711,521	12,953,006	714,673	17,379,200

Other assets
Separate account assets (1) (2)	16,174,871	5,824,623	642,936	22,642,430

Total assets measured at fair value on a recurring basis	$19,886,392	$18,777,629	$1,357,609	$40,021,630

(1) Pursuant to the conditions set forth in FASB ASC Topic 944, previously issued as American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," the value of separate account liabilities is set to equal the fair value for separate account assets.

(2)Excludes $170.1 million, primarily related to investment sales receivable, net of investment purchases payable, that are not subject to FASB ASC Topic 820.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of September 30, 2009 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$-	$-	$323,408	$323,408
Guaranteed minimum accumulation benefit liability	-	-	181,264	181,264
Derivatives embedded in reinsurance contracts	-	13,049	-	13,049
Fixed index annuities	-	-	131,249	131,249
Total other policy liabilities	-	13,049	635,921	648,970

Derivative instruments – payable	1,285	728,908	47,930	778,123

Other liabilities
Bank overdrafts	42,856	-	-	42,856

Total liabilities measured at fair value on a recurring basis	$44,141	$741,957	$683,851	$1,469,949

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

(1) Pursuant to the conditions set forth in FASB ASC Topic 944, the value of separate account liabilities is set to equal the fair value for separate account assets.

(2) Excludes $395.8 million, primarily related to investment sales receivable, net of investment purchases payable, that are not subject to FASB ASC Topic 820.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the nine-month period ended September 30, 2009 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3 (1)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturities
Asset-backed securities	$ -	$ (41)	$ 11	$ -	$ 76	$ 46	$ -
Collateralized mortgage obligations	3,046	-	-	-	(3,046)	-	-
Commercial mortgage-backed securities	1,420	(265)	(881)	-	1,627	1,901	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,888	17	1,719	(207)	(1,277)	8,140	-
Total available-for-sale fixed maturities	12,354	(289)	849	(207)	(2,620)	10,087	-

Trading fixed maturities
Asset-backed securities	145,267	32,497	-	(197)	(51,226)	126,341	65,755
Collateralized mortgage obligations	116,572	(6,009)	-	(4,414)	63,895	170,044	58,548
Commercial mortgage-backed securities	200,414	45,631	-	(254)	15,435	261,226	129,428
Foreign government & agency securities	9,200	170	-	-	6,160	15,530	1,296
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,505	25,165	-	1,125	(34,716)	126,079	24,612
Total trading fixed maturities	605,958	97,454	-	(3,740)	(452)	699,220	279,639

Derivative instruments – receivable	2,668	375	-	2,323	-	5,366	2,312
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	620,980	97,540	849	(1,624)	(3,072)	714,673	281,951

Other assets
Separate account assets (2)	801,873	28,392	-	(83,632)	(103,697)	642,936	127,542

Total assets measured at fair value on a recurring basis	$ 1,422,853	$ 125,932	$ 849	$ (85,256)	$ (106,769)	$1,357,609	$ 409,493

(1)	Transfers in and/or (out) of Level 3 during the nine-month period ended September 30, 2009 are primarily attributable to changes in the observability of inputs used to price the securities.
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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the nine-month period ended September 30, 2009 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 335,612	$ (60,464)	$ -	$ 48,260	$ -	$ 323,408	$ (49,589)
Guaranteed minimum accumulation benefit liability	358,604	(193,195)	-	15,855	-	181,264	(185,607)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	106,619	10,028	-	14,602	-	131,249	13,626
Total other policy liabilities	800,835	(243,631)	-	78,717	-	635,921	(221,570)

Derivative instruments – payable	42,066	5,864	-	-	-	47,930	5,864

Total liabilities measured at fair value on a recurring basis	$ 842,901	$ (237,767)	$ -	$ 78,717	$ -	$ 683,851	$ (215,706)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the nine-month period ended September 30, 2008 (in 000’s):

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the nine-month period ended September 30, 2008 (in 000’s):

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended September 30, 2009 (in 000’s):

		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3 (1)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
Available-for-sale fixed maturities
Asset-backed securities	$ -	$ (13)	$ 4	$ -	$ 55	$ 46	$ -
Collateralized mortgage obligations	2,643	-	-	-	(2,643)	-	-
Commercial mortgage-backed securities	55	(308)	(434)	-	2,588	1,901	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	10,025	120	1,425	(207)	(3,223)	8,140	-
Total available-for-sale fixed maturities	12,723	(201)	995	(207)	(3,223)	10,087	-

Trading fixed maturities
Asset-backed securities	149,165	13,964	-	(256)	(36,532)	126,341	34,206
Collateralized mortgage obligations	140,533	8,663	-	(4,415)	25,263	170,044	45,930
Commercial mortgage-backed securities	205,597	40,625	-	(254)	15,258	261,226	61,909
Foreign government & agency securities	9,400	167	-	-	5,963	15,530	548
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	117,385	16,625	-	1,184	(9,115)	126,079	10,318
Total trading fixed maturities	622,080	80,044	-	(3,741)	837	699,220	152,911

Derivative instruments – receivable	3,099	680	-	1,587	-	5,366	1,962
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	637,902	80,523	995	(2,361)	(2,386)	714,673	154,873

Other assets
Separate account assets (2)	720,926	147	-	(62,387)	(15,750)	642,936	2,535

Total assets measured at fair value on a recurring basis	$ 1,358,828	$ 80,670	$ 995	$ (64,748)	$ (18,136)	$ 1,357,609	$ 157,408

(1)	Transfers in and/or (out) of Level 3 during the three-month period ended September 30, 2009 are primarily attributable to changes in the observability of inputs used to price the securities.
(2)
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended September 30, 2009 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 280,489	$ 21,784	$ -	$ 21,135	$ -	$ 323,408	$ 25,327
Guaranteed minimum accumulation benefit liability	197,789	(22,488)	-	5,963	-	181,264	(20,539)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	102,791	11,179	-	17,279	-	131,249	17,708
Total other policy liabilities	581,069	10,475	-	44,377	-	635,921	22,496

Derivative instruments – payable	46,196	1,734	-	-	-	47,930	1,734

Total liabilities measured at fair value on a recurring basis	$ 627,265	$ 12,209	$ -	$ 44,377	$ -	$ 683,851	$ 24,230

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended September 30, 2008 (in 000’s):

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended September 30, 2008 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or out of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 50,569	$ 47,789	$ -	$ 7,668	$ -	$ 106,026	$ 48,150
Guaranteed minimum accumulation benefit liability	78,364	54,215	-	5,493	-	138,072	54,710
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	218,401	(26,220)	-	(19,913)	-	172,268	(12,501)
Total other policy liabilities	347,334	75,784	-	(6,752)	-	416,366	90,359

Derivative instruments – payable	16,450	31,159	-	-	-	47,609	31,159

Total liabilities measured at fair value on a recurring basis	$ 363,784	$ 106,943	$ -	$ (6,752)	$ -	$ 463,975	$ 121,518

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The FV Option

FASB ASC Topic 825 provides entities the option to measure certain financial assets and financial liabilities at fair value (the “FV Option”) with changes in fair value recognized in earnings each period.  FASB ASC Topic 825 also permits the FV Option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  As of January 1, 2008, the Company elected to apply the provisions of FASB ASC Topic 825 for fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale.  At December 31, 2007 such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion, and are now classified as trading fixed maturities.

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

As a result of the adoption of FASB ASC Topic 825, the Company recorded an increase to opening accumulated other comprehensive loss and a decrease to opening retained earnings of $88.4 million, related to the unrealized loss on investments, net of DAC, VOBA, policyholder liabilities, and tax effects at January 1, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of fixed maturities at September 30, 2009, was as follows (in 000’s):

			Gross
Available-for-sale fixed maturities	Amortized Cost	Gross Unrealized Gains	Unrealized Temporary Losses	OTTI Losses(1)	Fair Value

Asset-backed securities	$ 68	$ -	$ (23)	$ -	$ 45
Collateralized mortgage obligations	1,936	81	-	-	2,017
Commercial mortgage-backed securities	19,058	178	(2,865)	-	16,371
Foreign government & agency securities	509	39	-	-	548
U.S. states and political subdivisions securities	-	-	-	-	-
U.S. treasury and agency securities	85,351	6,194	(2)	-	91,543
Total non-corporate	106,922	6,492	(2,890)	-	110,524

Corporate securities	1,078,891	91,617	(29,010)	(13,900)	1,127,598

Total available-for-sale fixed maturities	$ 1,185,813	$ 98,109	$ (31,900)	$ (13,900)	$ 1,238,122

			Gross
Trading fixed maturities	Amortized Cost	Gross Unrealized Gains	Unrealized Temporary Losses	Fair Value

Asset-backed securities	$ 720,434	$ 8,819	$ (220,363)	$ 508,890
Collateralized mortgage obligations	1,343,249	5,853	(447,033)	902,069
Commercial mortgage-backed securities	1,041,289	19,983	(420,137)	641,135
Foreign government & agency securities	77,353	6,641	-	83,994
U.S. states and political subdivisions securities	-	-	-	-
U.S. treasury and agency securities	896,315	25,356	(12,216)	909,455
Total non-corporate	4,078,640	66,652	(1,099,749)	3,045,543

Corporate securities	9,815,056	366,172	(445,393)	9,735,835

Total trading fixed maturities	$ 13,893,696	$ 432,824	$ (1,545,142)	$12,781,378

(1) Represents the before tax non-credit OTTI loss recorded as a component of accumulated other comprehensive loss (“AOCI”) for assets still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturities (continued)

The amortized cost and fair value of fixed maturities at December 31, 2008, was as follows (in 000’s):

			Gross
		Gross	Unrealized
	Amortized	Unrealized	Temporary	Fair
Available-for-sale fixed maturities	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$ 22,504	$ 94	$ (4,489)	$ 18,109
Mortgage-backed securities	40,107	1,060	(17)	41,150
Foreign government & agency securities	509	-	(37)	472
U.S. treasury & agency securities	61,824	13,262	(105)	74,981
Total non-corporate	124,944	14,416	(4,648)	134,712

Corporate securities	657,917	4,475	(123,084)	539,308

Total available-for-sale fixed maturities	$ 782,861	$ 18,891	$ (127,732)	$ 674,020

			Gross
		Gross	Unrealized
	Amortized	Unrealized	Temporary	Fair
Trading fixed maturities	Cost	Gains	Losses	Value

Asset-backed securities	$ 796,032	$ 4,357	$ (294,557)	$ 505,832
Collateralized mortgage obligations	2,627,715	8,543	(1,141,245)	1,495,013
Mortgage-backed securities	213,175	4,579	(325)	217,429
Foreign government & agency securities	110,991	1,972	(3,788)	109,175
U.S. treasury & agency securities	484,910	36,528	(18,332)	503,106
Total non-corporate	4,232,823	55,979	(1,458,247)	2,830,555

Corporate securities	10,676,606	38,976	(1,783,991)	8,931,591

Total trading fixed maturities	$ 14,909,429	$ 94,955	$ (3,242,238)	$ 11,762,146

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturities (continued)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments held at September 30, 2009 are shown below.  Actual maturities may differ from contractual maturities on ABS and MBS because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in 000’s)
	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 41,754	$ 44,945
Due after one year through five years	292,682	331,610
Due after five years through ten years	211,962	231,435
Due after ten years	571,256	562,304
Subtotal – Maturities of available-for-sale fixed securities	1,117,654	1,170,294
ABS, CMO, and MBS securities	68,159	67,828
Total available-for-sale fixed securities	$ 1,185,813	$ 1,238,122

Maturities of trading fixed securities:
Due in one year or less	$ 359,638	$ 362,044
Due after one year through five years	4,817,056	4,893,496
Due after five years through ten years	3,153,739	3,111,467
Due after ten years	2,207,949	2,099,221
Subtotal – Maturities of trading fixed securities	10,538,382	10,466,228
ABS, CMO and MBS securities	3,355,314	2,315,150
Total trading fixed securities	$ 13,893,696	$ 12,781,378

Gross gains of $3.7 million and gross losses of $2.9 million were realized on the sale of available-for-sale fixed maturity securities for the nine-month period ended September 30, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Unrealized Losses

The following table shows the fair value and gross unrealized losses, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI, of the Company’s available-for-sale fixed maturity investments, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at September 30, 2009 (in 000’s).

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate securities	$ 62,947	$ (4,934)	$ 245,410	$ (37,976)	$ 308,357	$ (42,910)
Asset-backed securities	-	-	46	(23)	46	(23)
Commercial mortgage-backed securities	915	(570)	5,849	(2,295)	6,764	(2,865)
U.S. treasury & agency securities	-	-	219	(2)	219	(2)

Total	$ 63,862	$ (5,504)	$ 251,524	$ (40,296)	$ 315,386	$ (45,800)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment

As described in Note 1, the Company presents and discloses OTTI in accordance with FASB ASC Topic 320, beginning on April 1, 2009.  Securities whose fair value is less than their carrying amount are considered to be impaired and are evaluated for potential other-than-temporary impairment.  If the Company intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporarily impaired and the Company records a charge to earnings for the full amount of impairment (the difference between the current carrying amount and fair value of the security).  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, namely, credit loss and non-credit loss.  The credit loss portion is charged to net realized investment losses in the condensed consolidated statements of operations, while the non-credit loss is charged to other comprehensive income (loss).  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings.  To compute the credit loss component of OTTI for corporate bonds on the date of transition (April 1, 2009), both historical default (by rating) data, used as a proxy for the probability of default, and loss given default (by issuer) projections were applied to the par amount of the bond.  For corporate bonds post-transition, the present value of future cash flows using the book yield is used to determine the credit component of OTTI.  If the present value of the cash flow is less than the security’s amortized cost then the difference is recorded as a credit loss.  The difference between the estimates of the credit related loss and the overall OTTI was concluded to be the non-credit-related component.

As a result of the adoption of FASB ASC Topic 320, a cumulative effect adjustment, net of tax, of $9.1 million was recorded to increase accumulated other comprehensive loss with a corresponding decrease to accumulated deficit for the non-credit loss component of previously impaired securities that the Company neither intends to sell, nor is it more likely than not that the Company will be required to sell, before recovery of amortized cost.

For those securities where the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell, the Company employs a portfolio monitoring process to identify securities that are other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from its investment and accounting functions which meets at least quarterly to review individual issues or issuers that may be of concern.  In determining whether a security is other-than-temporarily-impaired, the Credit Committee considers the factors described below.  The process involves a quarterly screening of all impaired securities, with particular attention paid to identify those securities whose fair value to amortized cost percentages have been less than 80% for an extended period of time.  Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial position and its near term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  In making these evaluations, the Credit Committee exercises considerable judgment.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment (continued)

“Impaired List”- This list includes securities that the Company has the intent to sell or more likely than not will be required to sell.  In addition, it includes those securities that management has concluded that the Company’s amortized cost will not be recovered due to expected delays or shortfalls in contractually specified cash flows. For these investments, an OTTI charge is recorded or the security is sold and a realized loss is recorded as a charge to income.  Credit OTTI losses are recorded in the Company’s condensed consolidated statement of operations and non-credit OTTI losses are recorded in other comprehensive income (loss).

Structured securities, typically those rated single A or below, are subject to certain provisions in FASB ASC Topic 325, “Investments–Other,” previously issued by Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets.”  These provisions require the Company to periodically update its best estimate of cash flows over the life of the security.  In the event that fair value is less than carrying amount and there has been an adverse change in the expected cash flows (as measured by comparing the original expected cash flows to the current expectation of cash flows, both discounted at the current effective rate), then an impairment charge is recorded to income.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third parties, along with assumptions and judgments about the future performance of the underlying collateral.  Losses incurred on the respective commercial mortgage backed securities (“CMBS”) and residential mortgage backed securities (“RMBS”) portfolios are based on expected loss models, not incurred loss models.  Expected cash flows include assumptions about key systematic risks (e.g. unemployment rates, housing prices) and loan-specific information (e.g. delinquency rates, loan-to-volume ratio.)

There are inherent risks and uncertainties in management’s evaluation of securities for OTTI.  These risks and uncertainties include factors both external and internal to the Company, such as general economic conditions, an issuer’s financial condition or near-term recovery prospects, market interest rates, unforeseen events which affect one or more issuers or industry sectors, and portfolio management parameters, including asset mix, interest rate risk, portfolio diversification, duration matching and greater than expected liquidity needs.  All of these factors could impact management’s evaluation of securities for OTTI.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment (continued)

For securities that are assessed to have incurred a credit loss, the amount of credit loss is calculated based upon the cash flows that the Company expects to collect given an assessment of the relevant facts and circumstances for the issuer and specific bond issue.  Such factors include the financial condition, credit quality, and the near-term prospects of the issuer, as well as the issuer's relative liquidity, among other factors.

The Company recorded credit OTTI losses in its condensed consolidated statement of operations totaling $0 million and $4.8 million for the three and nine-month periods ended September 30, 2009, respectively, for OTTI on its available-for-sale fixed maturity securities.  The $4.8 million credit loss OTTI recorded during the nine-month period ended September 30, 2009 was concentrated in corporate debt of financial institutions.  These impairments were driven primarily by adverse financial conditions of the issuers.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held on the date of transition, April 1, 2009, for which a portion of the OTTI was also recognized in other comprehensive loss.

Six-month Period Ended September 30, 2009 (in 000’s)

Beginning balance	$-
Add: Credit losses remaining in accumulated deficit related to the adoption of FASB ASC Topic 320	27,805
Add: Credit losses on OTTI not previously recognized	4,834
Less: Credit losses on securities sold	(5,031)
Less: Credit losses on securities impaired due to intent to sell	-
Add: Credit losses on previously impaired securities	-
Less: Increases in cash flows expected on previously impaired securities	(686)
Ending balance	$26,922

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, foreign currency exchange rates, equity market conditions, and to alter exposure arising from mismatches between assets and liabilities.  Derivative instruments are recorded in the condensed consolidated balance sheets at fair value and are presented as assets or liabilities.

The Company does not employ hedge accounting.  The Company believes that its derivatives provide economic hedges and the cost of formally documenting hedge effectiveness in accordance with the provisions of FASB ASC Topic 815, previously issued as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is not justified.  As a result, all changes in the fair value of derivatives are recorded in the current period operations as a component of net derivative income.

The primary types of derivatives held by the Company include swap agreements, swaptions, futures, call/put options and embedded derivatives, as described below.

Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flow payments at pre-determined intervals and are based upon or calculated by reference to changes in specified interest rates (fixed or floating), foreign currency exchange rates, or prices on an underlying principal balance (notional).  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency exchange swaps.  A single net payment is usually made by one counterparty at pre-determined dates. The net payment is recorded as a component of net derivative loss in the condensed consolidated statement of operations.

Interest rate swaps are generally used to change the character of cash flows (e.g. fixed payments to floating rate payments) for duration matching purposes and to manage exposures to changes in the risk-free interest rate.

Foreign currency swaps are utilized as an economic hedge against changes in foreign currencies associated with certain non-U.S. dollar denominated cash flows.  From 2000 through 2002, and again in 2005, the Company marketed guaranteed investment contracts (“GICs”) to unrelated third parties.  Each transaction is highly-individualized but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps.  The combination of the currency swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Swap Agreements (continued)

On September 6, 2006 the Company entered into an agreement with the CARS Trust.  Through this agreement, the Company purchased a funded note, which is referenced through a credit default swap, as the seller of credit protection, to the credit performance of a portfolio of corporate reference entities.  See Note 1 for additional information on the CARS Trust.

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

Call/Put Options

In addition to short futures, the Company also utilizes over-the-counter (“OTC”) put options on major indices to hedge against stock market exposure inherent in the guaranteed minimum death benefit and living benefit features of the Company's variable annuities.  Unlike futures, however, these options require initial cash outlays. The Company also purchases OTC call options on major indices to economically hedge its obligations under certain fixed annuity contracts, as well as enhance income on the underlying assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Embedded Derivatives

The Company issues annuity contracts and enters into reinsurance agreements that contain a derivative instrument that is embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or reinsurance agreement) and is carried at fair value.  See Note 10 for further information regarding derivatives embedded in annuity contracts; see also Note 7 for further information regarding derivatives embedded in reinsurance contracts.

The following is a summary of the Company’s derivative positions:

	As of September 30, 2009		As of December 31, 2008
	Number of Contracts	Principal Notional (in 000’s)	Number of Contracts	Principal Notional (in 000’s)

Interest rate swaps	150	$ 9,789,100	218	$ 14,036,100
Currency swaps	13	354,307	14	408,773
Credit default swaps	1	55,000	1	55,000
Equity swaps	2	4,908	2	4,908
Swaptions	5	1,150,000	5	1,150,000
Futures	(11,998)	2,164,648	927	1,991,840
Index call options	7,012	1,174,528	8,081	1,166,148
Index put options	8,300	786,325	5,500	591,385
Total	3,485	$ 15,478,816	14,748	$ 19,404,154

Since December 31, 2008, short future and index put option positions have been added to hedge against potential adverse movements in the stock market as the U.S. economy continues to recover. Correspondingly, index call options have been reduced.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

The following is a summary of the Company’s derivative asset and liability positions by primary risk exposure at September 30, 2009 (in 000’s).  With the exception of embedded derivatives, all derivatives are carried at fair value in derivative instruments – receivable or derivative instruments – payable in the Company’s condensed consolidated balance sheets.  Embedded derivatives related to reinsurance agreements and annuity contracts are carried at fair value in contractholder deposit funds and other policy liabilities in the Company’s condensed consolidated balance sheets.

	At September 30, 2009
	Asset Derivatives	Liability Derivatives
	Fair Value (a)	Fair Value (a)

Interest rate contracts	$ 204,170	$ 728,372
Foreign currency contracts	57,639	535
Equity contracts	72,530	-
Credit contracts	-	47,930
Futures (b)	3,155	1,286
Derivative instruments	337,494	778,123
Embedded derivatives (c)	14,638	663,608
Total	$ 352,132	$ 1,441,731

(a)	Amounts are presented without consideration of cross-transaction netting and collateral.
(b)	Futures include both interest rate and equity price risks.
(c)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

All realized and unrealized derivative gains and losses are recorded in net derivative loss in the Company’s condensed consolidated statement of operations.  The following is a summary of the Company’s realized and unrealized gains and losses by derivative type for the periods ended September 30, 2009 (in 000’s):

	Three-Month	Nine-Month
	Period	Period

Interest rate contracts	$ (64,545)	$ 223,086
Foreign currency contracts	(5,371)	(7,580)
Equity contracts	(16,867)	(58,355)
Credit contracts	(1,734)	(5,864)
Futures	(142,847)	(246,742)
Embedded derivatives	(73,082)	92,599
Total	$ (304,446)	$ (2,856)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, contractual requirements for transacting with counterparties and collateral support agreements, and limitations on counterparty concentrations.  Exposures by counterparty are monitored closely, as well as counterparty credit ratings.  All contracts are held with counterparties rated A- or higher.  As of September 30, 2009, the Company’s liability positions were linked to a total of 14 counterparties, of which the largest single unaffiliated counterparty payable had credit exposure of $106.6 million.  The Company’s net asset positions were linked to a total of 21 counterparties, of which the largest single unaffiliated counterparty receivable had credit exposure of $175.8 million.

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

Credit-related triggers include failure to pay or deliver on an obligation past certain grace periods, bankruptcy or the downgrade of credit ratings to below a stipulated level.  These triggers apply to both the Company and its counterparty.  The aggregate value of all derivative instruments with credit risk-related contingent features that were in a liability position at September 30, 2009 was approximately $738.5 million.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its liability positions, offset by the value of previously pledged collateral and cross-transaction netting.  If payments cannot be exchanged simultaneously at early termination, funds will also be held in escrow to facilitate settlement.  If an early termination was triggered on September 30, 2009, the Company would be expected to settle a net obligation of approximately $208.3 million.

If counterparties are unable to meet accelerated payment obligations, the Company may also be exposed to uncollectible asset positions, offset by the value of collateral that has been posted with the Company.

At September 30, 2009, the Company had collateral of $267.6 million pledged to counterparties, including a combination of cash and U.S. treasury securities and other collateral. The Company was holding cash collateral posted by counterparties of $10.2 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, previously issued as SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements.  The fair value amounts presented herein do not include the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items.  Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value to the Company.  Likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments (in 000’s) at:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 3,022,206	$ 3,022,206	$ 1,624,149	$ 1,624,149
Fixed maturities	14,019,500	14,019,500	12,436,166	12,436,166
Mortgages	1,975,462	1,949,700	2,083,003	2,083,089
Derivative instruments -receivables	337,494	337,494	727,103	727,103
Policy loans	719,428	852,626	729,407	768,658
Other invested assets	11,737	12,659	179,945	179,945
Separate accounts	21,780,876	21,780,876	20,531,724	20,531,724

Financial liabilities:
Contractholder deposit funds and other policy liabilities	14,519,935	13,458,507	14,292,665	13,256,964
Derivative instruments - payables	778,123	778,123	1,494,341	1,494,341
Long-term debt to affiliates	2,098,000	2,098,000	1,998,000	1,998,000
Other liabilities	42,856	42,856	87,534	87,534
Separate accounts	21,780,876	21,780,876	20,531,724	20,531,724

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Fixed maturities: The Company determines the fair value of its publicly traded fixed maturities using four primary pricing methods: third-party pricing services, non-binding broker quotes, pricing matrices and pricing models.  Prices are first sought from third-party pricing services; the remaining unpriced securities are priced using one of the remaining three methods.  Third-party pricing services derive the security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing matrices and models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.  The Company generally does not adjust quotes or prices obtained from brokers or pricing services.

Structured securities, such as CMO, CMBS, and ABS, are priced using a matrix, fair value model or independent broker quotations.  CMBS securities, which are a subset of the Company's CMO holdings, are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  Other CMO and ABS are priced using matrices, models and independent broker quotations.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, MBS, CMBS and CMO.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

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

Other invested assets:  This financial instrument consists primarily of corporate loans, certain cash instruments and fixed maturity securities, which were purchased using cash collateral related to a securities lending program in which the Company participates.  Corporate loans are priced using independent broker quotations.  The fair value of the cash instrument is consistent with the method used in calculating the fair value of the cash and cash equivalents, as described above.  The pricing methods used for the fixed maturity securities component of the securities lending program is as explained in the fair value of fixed maturities above.  As of September 30, 2009, the Company recorded the collateral investment at fair value in the condensed consolidated balance sheets in available-for-sale fixed maturity securities and cash and cash equivalent.  At December 31, 2008, the Company recorded the collateral investment at fair value in the condensed consolidated balance sheets in other invested assets.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Contractholder deposit funds and other policy liabilities: The fair values of the Company's general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.  The fair values of other deposits with future maturity dates are estimated using discounted cash flows.  The fair values of S&P 500 Index and other equity-linked embedded derivatives are produced using standard derivative valuation techniques.  Guaranteed minimum accumulation benefits (“GMABs”) or withdrawal benefits (“GMWBs”) are considered to be derivatives under FASB ASC Topic 815 and are included in contractholder deposit funds.  Consistent with the provisions of FASB ASC Topic 820, the Company incorporates risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.

Long term debt: The fair value of notes payable and other borrowings is based on future cash flow discounted at the stated interest rate, considering all appropriate terms of the related agreements. Due to certain provisions included in such agreements, whereby the issuer of the notes has the ability to call each note at par with appropriate approvals, the fair value is equal to par value.

Other liabilities:  This financial instrument consists of issued checks and transmitted wires that have not been cashed and processed in the Company’s bank accounts as of the end of the reporting period.  The fair value of other liabilities is consistent with the method used in calculating the fair value of cash and cash equivalents, as described above.

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

Wealth Management Segment

The Wealth Management Segment manages a closed block of single premium whole life ("SPWL") insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion and $1.6 billion at September 30, 2009 and December 31, 2008, respectively.  This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.  Pursuant to this reinsurance agreement, the Company held the following assets and liabilities (in thousands) at:

	September 30,	December 31,
	2009	2008
Assets Reinsurance receivable	$1,534,679	$1,560,946
Other assets	-	38,998

Liabilities Contractholder deposit funds and other policy liabilities	1,496,501	1,428,331
Reinsurance payable	1,557,164	1,509,989

The funds withheld assets of $1.5 billion are comprised of bonds, mortgage loans, policy loans, derivative instruments, and cash and cash equivalents that are managed by the Company.  The significant decline in the value of the funds withheld assets during the year ended December 31, 2008 increased the value of an embedded derivative which has been separated from the host reinsurance contract and recorded at fair value in the Company’s condensed consolidated balance sheets.  The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $13.9 million and $130.6 million at September 30, 2009 and December 31, 2008, respectively.  The change in value of this embedded derivative decreased derivative income by $58.9 million and $116.8 million for the three and nine-month periods ended September, 2009, respectively.

By reinsuring the SPWL product, the Company reduced net investment income by $20.0 million and $89.0 million for the three and nine-month periods ended September 30, 2009, respectively, and by $1.1 million and $67.9 million for the three and nine-month periods ended September 30, 2008, respectively.  The Company also reduced interest credited by $18.5 million and $56.1 million for the three and nine-month periods ended September 30, 2009, respectively, and by $19.9 million and $56.3 million for the three and nine-month periods ended September 30, 2008, respectively.  In addition, the Company increased net investment income relating to an experience rate refund under the reinsurance agreement by $2.9 million and $6.7 million for the three and nine-month periods ended September 30, 2009, respectively, and by $8.1 million and $13.4 million for the three and nine-month periods ended September 30, 2008, respectively.

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

At the inception of the transaction, BarbCo 3 paid an initial ceding commission to the Company of $41.5 million and the Company recorded a reinsurance payable and related reinsurance receivable of $370.7 million and $329.2 million, respectively.  The reinsurance payable included a funds withheld liability of $247.9 million and a deferred gain of $122.8 million.  Pursuant to this agreement, the Company held the following assets and liabilities (in thousands) at:

September 30,
2009
Assets Reinsurance receivable	$344,917

Liabilities Contractholder deposit funds and other policy liabilities	385,118
Reinsurance payable	373,199

At September 30, 2009, reinsurance payable includes a funds withheld liability and a deferred gain of $230.2 million and $119.9 million, respectively.  The funds withheld assets are comprised of bonds, policy loans, and cash and cash equivalents that are managed by the Company.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $25.7 million at September 30, 2009 and resulted in a decrease of derivative income by $14.1 million and $25.7 million for the three and nine-month period ended September 30, 2009, respectively.  The reinsurance agreement decreased revenues by approximately $18.5 million and $44.5 million, respectively, and decreased expenses by $13.9 million and $28.4 million, respectively, for the three and nine-month periods ended September 30, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

The Company’s subsidiary, Sun Life Vermont, entered into a reinsurance agreement with SLOC effective November 8, 2007.  Pursuant to this reinsurance agreement, Sun Life Vermont will fund AXXX reserves, attributable to certain UL policies sold by SLOC through its United States branch (the "Branch").  Sun Life Vermont reinsures, on a coinsurance basis, a 100% quota share of SLOC's risk on the UL policies covered under the reinsurance agreement.  Sun Life Vermont's obligations are secured in part through a reinsurance trust and in part on a funds-withheld basis.  Pursuant to this agreement, Sun Life Vermont held the following assets and liabilities (in thousands):

	September 30,	December 31,
	2009	2008
Assets Deferred policy acquisition costs	$104,514	$73,958
Reinsurance receivable	949,679	1,125,408

Liabilities Contractholder deposit funds and other policy liabilities	775,732	813,387
Future contract and policy benefits	101,972	73,058
Reinsurance payable	1,017	-
Other liabilities	88,946	21,529

The funds withheld assets are comprised of bonds, mortgage loans, derivatives, and cash and cash equivalents that are held in a separate trust account for the protection of policyholders and claimants of the Branch.  The assets of the trust are managed by SLOC with all of the investment returns, net of expenses, inuring to the Company.  The funds withheld assets are reported as reinsurance receivable in the Company’s condensed consolidated balance sheets.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $2.0 million and $91.8 million at September 30, 2009 and December 31, 2008, respectively.  The change in value of this embedded derivative increased (decreased) derivative income by $66.7 million and $89.8 million for the three and nine-month periods ended September 30, 2009, respectively, and by $(39.0) million and $(67.4) million for the three and nine-month periods ended September 30, 2008, respectively.  Other liabilities include $88.9 million and $9.5 million of unearned revenue at September 30, 2009 and December 31, 2008, respectively.

The reinsurance agreement has increased (decreased) revenues by approximately $186.0 million and $(5.2) million for the three and nine-month periods ended September 30, 2009, respectively, and by $2.8 million and $17.9 million for the three and nine-month periods ended September 30, 2008, respectively.  This agreement has also increased expenses by $63.7 million and $58.8 million for the three and nine-month periods ended September 30, 2009, respectively, and by $21.3 million and $52.3 million for the three and nine-month periods ended September 30, 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective December 31, 2007, the Company’s subsidiary, SLNY, entered into a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves attributable to certain UL policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  Pursuant to this agreement, SLNY held the following assets and liabilities at (in thousands):

	September 30,	December 31,
	2009	2008
Assets Reinsurance receivable	$110,150	$77,628
Other assets	-	2,676

Liabilities Contractholder deposit funds and other policy liabilities	76,114	63,210
Future contract and policy benefits	9,784	3,162
Reinsurance payable to affiliate	171,340	140,832
Other liabilities	-	1,057

Reinsurance payable to affiliate includes a funds withheld liability of $121.6 million and $89.4 million at September 30, 2009 and December 31, 2008, respectively; and a deferred gain of $49.4 million and $51.4 million at September 30, 2009 and December 31, 2008, respectively.  The funds withheld assets are comprised of bonds, mortgage loans, policy loans, and cash and cash equivalents being managed by SLNY.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $0.8 million and $12.0 million at September 30, 2009 and December 31, 2008, respectively.  The change in value of this embedded derivative decreased derivative income by $7.1 million and $11.2 million for the three and nine-month periods ended September 30, 2009, respectively, and increased derivative income by $2.5 million and $4.9 million for the three and nine-month periods ended September 30, 2008, respectively.

The reinsurance agreement between SLOC and SLNY decreased revenues by approximately $12.0 million and $23.7 million for the three and nine-month period ended September 30, 2009, respectively, and by $1.0 million and $8.5 million for the three and nine-month periods ended September 30, 2008, respectively.  This agreement also (decreased) increased benefits and expenses by approximately $(7.2) million and $(16.4) million for the three and nine-month periods ended September 30, 2009, respectively, and by $0.8 million and $(3.6) million for the three and nine-month periods ended September 30, 2008, respectively.

The Company has other reinsurance agreements with SLOC and several unrelated companies, which provide reinsurance for portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”) and corporate owned life insurance (“COLI”) policies.  These amounts are reinsured on a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements have decreased revenues by approximately $37.2 million and $119.8 million for the three and nine-month periods ended September 30, 2009, respectively, and by $35.9 million and $103.5 million for the three and nine-month periods ended September 30, 2008, respectively.  These agreements have also decreased expenses by approximately $58.1 million and $120.0 million for the three and nine-month periods ended September 30, 2009, respectively, and by $10.4 million and $40.0 million for the three and nine-month periods ended September 30, 2008, respectively.  The decrease in expenses in 2009 was primarily related to the surrender of a reinsured BOLI policy.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. REINSURANCE (CONTINUED)

Group Protection Segment

SLNY has several reinsurance agreements with unrelated companies whereby the unrelated companies reinsure the mortality and morbidity risks of certain of the SLNY’s group contracts.

SLNY has a reinsurance agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At September 30, 2009 and December 31, 2008, SLNY held policyholder liabilities related to this agreement of $33.0 million and $32.8 million, respectively.  In addition, the reinsurance agreement increased revenues by $13.1 million and $40.2 million for the three and nine-month periods ended September 30, 2009, respectively, and by $15.0 million and $44.0 million for the three and nine-month periods ended September 30, 2008, respectively.  This agreement also increased benefits and expenses by $11.7 million and $35.3 million for the three and nine-month periods ended September 30, 2009, respectively, and by $12.6 million and $33.6 million for the three and nine-month periods ended September 30, 2008, respectively.

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  Related to the separate account DRD, the Company recorded benefits of $4.1 million and $12.3 million for the three and nine-month periods ended September 30, 2009, respectively, and $4.5 million and $13.5 million for the three and nine-month periods ended September 30, 2008, respectively.

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

The following table sets forth the components of the Company’s net periodic pension cost (benefit) for the nine-month periods ended September 30 (in 000’s):

	2009		2008
	Pension Plans	Other Benefit Plan	Pension Plans	Other Benefit Plan

Components of net periodic pension cost (benefit):
Service cost	$ 1,948	$ 1,315	$ 2,640	$ 1,212
Interest cost	13,075	2,414	12,462	2,499
Expected return on plan assets	(11,259)	-	(17,229)	-
Amortization of transition obligation asset	(1,570)	-	(1,569)	-
Amortization of prior service cost (credit)	253	(397)	252	(396)
Recognized net actuarial losses (gains)	2,087	286	(594)	686
Net periodic pension cost (benefit)	$ 4,534	$ 3,618	$ (4,038)	$ 4,001
The Company’s share of net periodic pension cost (benefit)	$ 4,534	$ 2,930	$ (4,038)	$ 3,480

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  RETIREMENT PLANS (CONTINUED)

The following table sets forth the components of the net periodic pension cost (benefit) for the three-month periods ended September 30 (in 000’s):

	2009		2008
	Pension Plans	Other Benefit Plan	Pension Plans	Other Benefit Plan

Components of net periodic pension cost (benefit):
Service cost	$ 649	$ 438	$ 880	$ 404
Interest cost	4,358	805	4,154	833
Expected return on plan assets	(3,853)	-	(5,743)	-
Amortization of transition obligation asset	(523)	-	(523)	-
Amortization of prior service cost (credit)	84	(132)	84	(132)
Recognized net actuarial losses (gains)	696	95	(198)	228
Net periodic pension cost (benefit)	$ 1,411	$ 1,206	$ (1,346)	$ 1,333
The Company’s share of net periodic pension cost (benefit)	$ 1,411	$ 988	$ (1,346)	$ 1,160

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  LIABILITIES FOR CONTRACT GUARANTEES

The Company offers various guarantees to certain policyholders, including a return of no less than (a) total deposits made on the contract, adjusted for any customer withdrawals, (b) total deposits made on the contract, adjusted for any customer withdrawals, plus a minimum return, or (c) the highest contract value on a specified anniversary date, minus any customer withdrawals following the contract anniversary.  These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period of an annuity.

The table below represents information regarding the Company’s variable annuity contracts with guarantees at September 30, 2009 (in 000’s, except for age data):

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum death	$ 16,192,211	$ 2,742,189	66.5
Minimum income	$ 199,499	$ 95,095	61.4
Minimum accumulation and withdrawal	$ 8,123,803	$ 301,273	63.1

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2008:

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum Death	$ 12,627,787	$ 4,398,559	66.7
Minimum Income	$ 189,863	$ 130,177	60.8
Minimum Accumulation or Withdrawal	$ 4,961,237	$ 857,764	63.0
1 Net amount at risk represents the difference between guaranteed benefits and account balance.

The following roll-forward summarizes the change in reserves for the Company’s guaranteed minimum death and income benefits at September 30, 2009 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2008	$ 201,648	$ 18,773	$ 220,421

Benefit ratio change / Assumption changes	(63,705)	(5,874)	(69,579)
Incurred guaranteed benefits	35,127	2,149	37,276
Paid guaranteed benefits	(82,226)	(4,680)	(86,906)
Interest	8,542	1,085	9,627

Balance at September 30, 2009	$ 99,386	$ 11,453	$ 110,839

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserves for the Company’s guaranteed minimum death and income benefits at September 30, 2008 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2007	$ 39,673	$ 4,817	$ 44,490

Benefit ratio change / Assumption changes	87,189	5,797	92,986
Incurred guaranteed benefits	13,266	781	14,047
Paid guaranteed benefits	(31,523)	(1,303)	(32,826)
Interest	3,983	249	4,232

Balance at September 30, 2008	$ 112,588	$ 10,341	$ 122,929

The liability for death and income benefit guarantees is established equal to a benefit ratio, multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments.  The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges.  The benefit ratio may be in excess of 100%.  For guarantees in the event of death, benefits represent the current guaranteed minimum death payments in excess of the current account balance.  For guarantees at annuitization, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

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

GMABs and GMWBs are considered to be derivatives under FASB ASC Topic 815 and are recorded at fair value through earnings.  Consistent with the provisions of FASB ASC Topic 820, the Company began incorporating actively-managed volatility adjustments, a credit standing adjustment, and a behavior risk margin in its calculation of the embedded derivative.  The net balance of GMABs and GMWBs constituted a liability in the amount of $504.7 million and $694.2 million at September 30, 2009 and December 31, 2008, respectively.  The Company records GMAB and GMWB liabilities in its condensed consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. GOODWILL

Goodwill represents the intangible asset related to the transfer of goodwill to SLNY, based on the SLHIC to SLNY asset transfer, effective May 31, 2007.  Goodwill is allocated to the Group Protection Segment.  In accordance with FASB ASC Topic 350, “Intangibles-Goodwill, and Other,” previously issued as SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2009 and concluded that these assets were not impaired.

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

As of September 30, 2009 and December 31, 2008, the fair value of the loaned securities was approximately $77.0 million and $175.0 million, respectively, and was included in trading fixed maturities, available-for-sale fixed maturities, and cash and cash equivalents in the Company’s condensed consolidated balance sheets.  The Company recorded cash collateral relating to the securities lending program in the amount of $83.0 million and $183.5 million as of September 30, 2009 and December 31, 2008, respectively, all of which was re-invested in certain cash instruments and other available-for-sale securities.  As of December 31, 2008, the Company recorded the collateral investments at fair value in the condensed consolidated balance sheets in other invested assets.  At September 30, 2009, the Company recorded the collateral investments at fair value in the condensed consolidated balance sheets in available-for-sale securities and cash and cash equivalents.  The fair value of the collateral investments at September 30, 2009 and December 31, 2008 was $78.0 million and $179.9 million, respectively.

The Company earns income from the reinvestment of the cash collateral.  The Company recorded before-tax income from securities lending transactions, net of lending fees, in the amount of $0.1 million and $0.6 million for the three and nine-month periods ended September 30, 2009, respectively, and $0.4 million and $1.9 million for the three and nine-month periods ended September 30, 2008, respectively.  The net security lending transaction income is included in net investment income (loss) in the condensed consolidated statement of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. INCOME TAXES

The Company accounts for current and deferred income taxes and recognizes reserves for income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” portions of which were previously issued as SFAS No. 109, “Accounting for Income Taxes,” and FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes.”

Under the applicable asset and liability method for recording deferred income taxes, deferred taxes are recognized when assets and liabilities have different values for financial statement and tax reporting purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company’s differences between the bases of assets and liabilities used for financial statement versus tax reporting primarily result from policy reserves, policy acquisition expenses, unrealized gains and losses on investments and net operating loss (“NOL”) carryforwards.

The Company’s net deferred tax asset at September 30, 2009 was comprised of gross deferred tax assets and gross deferred tax liabilities.  The gross deferred tax assets are primarily related to unrealized investment security losses, policyholder reserves and NOL carryforwards.  If unutilized, the NOL carryforward will begin to expire in 2023.  The Company’s net deferred tax asset was $364.2 million and $856.8 million at September 30, 2009 and December 31, 2008, respectively.

In prior quarters the Company established a valuation allowance for deferred tax assets that do not meet the more likely than not realization criteria.  The valuation allowance was $79.9 million at December 31, 2008, related to certain deferred tax assets that arose from investment impairment losses. The Company released the cumulative recorded valuation allowance of $91.6 million during the quarter ended September 30, 2009, because the Company believes that it is more likely than not that the deferred tax assets related to the impairment losses will be realized due to tax planning strategies executed in the quarter related to certain mortgage-backed securities, the Company’s intent and ability to hold the related investment securities to maturity, and other tax planning strategies.  For the remaining unrealized investment losses, the Company believes that it is more likely than not that the related deferred tax assets will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of amortized cost.

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

Condensed Consolidating Statements of Operations
For the nine-month period ended September 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$10,602	$90,410	$-	$-	$101,012
Net investment income (1)	2,049,633	208,693	99,673	-	2,357,999
Net derivative (loss) income	(188,157)	5,278	180,023	-	(2,856)
Net realized investment (losses) gains, excluding impairment losses on available-for-sale securities	(7,677)	3	(727)	-	(8,401)
Other-than-temporary impairment losses (2)	(4,450)	(181)	(203)	-	(4,834)
Fee and other income	279,960	6,034	16,748	-	302,742

Total revenues	2,139,911	310,237	295,514	-	2,745,662

Benefits and Expenses

Interest credited	255,942	35,261	26,352	-	317,555
Interest expense	33,212	769	18,029	-	52,010
Policyowner benefits	26,799	59,611	31,650	-	118,060
Amortization of DAC, VOBA and VOCRA	434,372	85,696	(4,889)	-	515,179
Other operating expenses	137,788	34,162	11,622	-	183,572

Total benefits and expenses	888,113	215,499	82,764	-	1,186,376

Income before income tax expense	1,251,798	94,738	212,750	-	1,559,286

Income tax expense	359,512	27,500	63,677	-	450,689
Equity in the net income of subsidiaries	216,311	-	-	(216,311)	-

Net income	$1,108,597	$67,238	$149,073	$(216,311)	$1,108,597

(1)
SLUS’, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $1,724.4 million, $168.9 million and $151.6 million, respectively, for the nine-month period ended September 30, 2009.

(2)	SLUS’, SLNY’s and Other Subs’ OTTI losses for the nine-month period ended September 30, 2009 represent impairments related to credit loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the nine-month period ended September 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$12,131	$78,430	$-	$-	$90,561
Net investment loss (1)	(779,714)	(43,159)	(38,055)	-	(860,928)
Net derivative loss (2)	(181,756)	(7,533)	(83,759)	-	(273,048)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(234,835)	(29,099)	(29,560)	-	(293,494)
Other-than-temporary impairment losses	(11,278)	(5,117)	(1,869)	-	(18,264)
Fee and other income	341,421	8,655	29,923	-	379,999

Total revenues	(854,031)	2,177	(123,320)	-	(975,174)

Benefits and Expenses

Interest credited	360,300	32,861	23,987	-	417,148
Interest expense	53,128	(498)	33,503	-	86,133
Policyowner benefits	159,292	57,815	14,548	-	231,655
Amortization of DAC, VOBA and VOCRA (3)	(516,743)	(76,010)	(214)	-	(592,967)
Other operating expenses	168,018	34,008	21,645	-	223,671

Total benefits and expenses	223,995	48,176	93,469	-	365,640

Loss before income tax benefit	(1,078,026)	(45,999)	(216,789)	-	(1,340,814)

Income tax benefit	(335,291)	(4,846)	(65,206)	-	(405,343)
Equity in the net loss of subsidiaries	(192,736)	-	-	192,736	-

Net loss	$(935,471)	$(41,153)	$(151,583)	$192,736	$(935,471)

(1)SLUS’, SLNY’s and Other Subs’ net investment loss includes a decrease in market value of trading fixed maturity securities of $1,420.7 million, $98.4 million and $156.9 million, respectively, for the nine-month period ended September 30, 2008.

(2)SLUS’ and SLNY’s net derivative loss for the nine-month period ended September 30, 2008 includes $165.8 million and $0.3 million, respectively, of income related to the Company’s adoption of FASB ASC Topic 820, which is further discussed in Note 4.

(3)SLUS’ and SLNY’s amortization of DAC, VOBA and VOCRA for the nine-month period ended September 30, 2008 includes $3.0 million and $0.2 million, respectively, of expenses related to the Company’s adoption of FASB ASC Topic 820, which is further discussed in Note 4.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended September 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$5,656	$29,861	$-	$-	$35,517
Net investment income (1)	956,969	86,866	170,764	-	1,214,599
Net derivative (loss) income	(340,946)	(5,585)	42,085	-	(304,446)
Net realized investment losses, excluding impairment losses on available-for-sal e securities	(5,285)	(41)	(238)	-	(5,564)
Other-than-temporary impairment losses (2)	-	-	-	-	-
Fee and other income	118,994	2,629	82,856	-	204,479

Total revenues	735,388	113,730	295,467	-	1,144,585

Benefits and Expenses

Interest credited	57,928	9,097	8,545	-	75,570
Interest expense	8,275	(32)	4,598	-	12,841
Policyowner benefits	(23,110)	20,899	25,744	-	23,533
Amortization of DAC, VOBA and VOCRA	56,032	62,216	28,043	-	146,291
Other operating expenses	63,699	16,200	2,838	-	82,737

Total benefits and expenses	162,824	108,380	69,768	-	340,972

Income before income tax expense	572,564	5,350	225,699	-	803,613

Income tax expense (benefit)	116,984	(3,518)	72,474	-	185,940
Equity in the net income of subsidiaries	162,093	-	-	(162,093)	-

Net income	$617,673	$8,868	$153,225	$(162,093)	$617,673

(1)
SLUS’, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $880.7 million, $75.6 million and $110.7 million, respectively, for the three-month period ended September 30, 2009.

(2)	SLUS’, SLNY’s and Other Subs’ OTTI losses for the three-month period ended September 30, 2009 represent impairments related to credit loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended September 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$3,464	$26,725	$-	$-	$30,189
Net investment loss (1)	(483,107)	(43,549)	(47,048)	-	(573,704)
Net derivative loss	(193,980)	(5,545)	(59,650)	-	(259,175)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(238,070)	(29,172)	(29,542)	-	(296,784)
Other-than-temporary impairment losses	(11,278)	(5,117)	(1,869)	-	(18,264)
Fee and other income	110,397	3,856	10,073	-	124,326

Total revenues	(812,574)	(52,802)	(128,036)	-	(993,412)

Benefits and Expenses

Interest credited	113,416	11,592	8,137	-	133,145
Interest expense	19,478	(37)	10,144	-	29,585
Policyowner benefits	78,719	20,499	4,272	-	103,490
Amortization of DAC, VOBA and VOCRA	(239,817)	(61,628)	3,387	-	(298,058)
Other operating expenses	45,083	10,503	6,683	-	62,269

Total benefits and expenses	16,879	(19,071)	32,623	-	30,431

Loss before income tax benefit	(829,453)	(33,731)	(160,659)	-	(1,023,843)

Income tax benefit	(228,891)	(149)	(45,466)	-	(274,506)
Equity in the net loss of subsidiaries	(148,775)	-	-	148,775	-

Net loss	$(749,337)	$(33,582)	$(115,193)	$148,775	$(749,337)

(1)
SLUS’, SLNY’s and Other Subs’ net investment loss includes a decrease in market value of trading fixed maturity securities of $712.0 million, $61.9 million and $98.0 million, respectively, for the three-month period ended September 30, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at September 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturities at fair value	$1,000,920	$180,881	$56,321	$-	$1,238,122
Trading fixed maturities at fair value	10,163,408	1,354,553	1,263,417	-	12,781,378
Investment in subsidiaries	750,650	-	-	(750,650)	-
Mortgage loans	1,791,297	166,511	17,654	-	1,975,462
Derivative instruments – receivable	337,494	-	-	-	337,494
Limited partnerships	50,236	-	-	-	50,236
Real estate	155,948	-	44,111	-	200,059
Policy loans	696,983	208	22,237	-	719,428
Other invested assets	40,448	74	-	-	40,522
Cash and cash equivalents	2,377,436	267,928	376,842	-	3,022,206
Total investments and cash	17,364,820	1,970,155	1,780,582	(750,650)	20,364,907

Accrued investment income	201,317	15,648	16,691	-	233,656
Deferred policy acquisition costs	2,410,536	192,104	104,514	-	2,707,154
Value of business and customer renewals acquired	157,515	9,075	-	-	166,590
Net deferred tax asset	556,674	-	-	(192,442)	364,232
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	23,373	1,861	139	-	25,373
Reinsurance receivable	2,170,381	124,745	949,722	-	3,244,848
Other assets	198,180	41,695	1,839	-	241,714
Separate account assets	21,506,502	924,326	41,498	-	22,472,326

Total assets	$44,589,298	$3,286,908	$2,894,985	$(943,092)	$49,828,099

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,355,960	$1,619,431	$802,752	$-	$17,778,143
Future contract and policy benefits	732,492	97,465	102,398	-	932,355
Payable for investments purchased	88,542	108	2,656	-	91,306
Accrued expenses and taxes	141,786	(11,518)	26,481	-	156,749
Deferred tax liability	-	9,603	182,839	(192,442)	-
Debt payable to affiliates	883,000	-	1,215,000	-	2,098,000
Reinsurance payable	1,930,898	172,235	1,054	-	2,104,187
Derivative instruments – payable	712,910	-	65,213	-	778,123
Other liabilities	464,376	59,503	120,199	-	644,078
Separate account liabilities	21,506,502	924,326	41,498	-	22,472,326

Total liabilities	41,816,466	2,871,153	2,560,090	(192,442)	47,055,267

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,621,022	389,963	268,659	(658,622)	3,621,022
Accumulated other comprehensive (loss) income	(18,822)	(2,749)	714	2,035	(18,822)
Accumulated (deficit) earnings	(835,805)	26,441	62,980	(89,421)	(835,805)

Total stockholder’s equity	2,772,832	415,755	334,895	(750,650)	2,772,832

Total liabilities and stockholder’s equity	$44,589,298	$3,286,908	$2,894,985	$(943,092)	$49,828,099

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at December, 2008

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the nine-month period ended September 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income	$1,108,597	$67,238	$149,073	$(216,311)	$1,108,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	7,724	212	(1,832)	-	6,104
Amortization of DAC, VOBA and VOCRA	434,372	85,696	(4,889)	-	515,179
Depreciation and amortization	3,447	233	603	-	4,283
Net loss (gain) on derivatives	97,978	(5,278)	(191,801)	-	(99,101)
Net realized losses and OTTI credit losses on available-for-sale investments	12,127	178	930	-	13,235
Changes in fair value of trading investments	(1,724,398)	(168,863)	(151,624)	-	(2,044,885)
Net realized losses (gains) on trading investments	257,385	10,751	(25)	-	268,111
Undistributed loss on private equity limited partnerships	11,477	-	-	-	11,477
Interest credited to contractholder deposits	255,942	35,261	26,352	-	317,555
Deferred federal income taxes	302,403	21,532	103,955	-	427,890
Equity in net income of subsidiaries	(216,311)	-	-	216,311	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(242,545)	(37,282)	(25,667)	-	(305,494)
Accrued investment income	48,853	(422)	477	-	48,908
Net change in reinsurance receivable/payable	108,502	(7,844)	172,284	-	272,942
Future contract and policy benefits	(114,736)	3,490	28,913	-	(82,333)
Other, net	36,786	(147,857)	36,802	-	(74,269)

Net cash provided by (used in) operating activities	387,603	(142,955)	143,551	-	388,199

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	34,569	4,102	1,435	-	40,106
Trading fixed maturities	965,384	209,827	27,957	-	1,203,168
Mortgage loans	119,355	7,503	(36)	(18,357)	108,465
Other invested assets	(125,692)	1,587	-	-	(124,105)
Purchases of:
Available-for-sale fixed maturities	(333,234)	(3,578)	(311)	-	(337,123)
Trading fixed maturities	(50,392)	(419,107)	(1,634)	-	(471,133)
Mortgage loans	(9,902)	(2,125)	(18,389)	18,357	(12,059)
Real estate	(904)	-	(647)	-	(1,551)
Other invested assets	(97,908)	(15)	-	-	(97,923)
Net change in other investments	(109,307)	8,831	-	-	(100,476)
Net change in policy loans	7,565	(52)	2,466	-	9,979

Net cash provided by (used in) investing activities	$399,534	$(193,027)	$10,841	$-	$217,348

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the nine-month period ended September 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,859,301	$416,555	$26,211	$-	$2,302,067
Withdrawals from contractholder deposit funds	(2,123,945)	(183,188)	(6,526)	-	(2,313,659)
Capital contribution to subsidiaries	(58,910)	-	-	58,910	-
Capital contribution from Parent	748,652	-	58,910	(58,910)	748,652
Debt proceeds	-	-	100,000	-	100,000
Other, net	(37,135)	(7,415)	-	-	(44,550)

Net cash provided by financing activities	387,963	225,952	178,595	-	792,510

Net change in cash and cash equivalents	1,175,100	(110,030)	332,987	-	1,398,057

Cash and cash equivalents, beginning of period	1,202,336	377,958	43,855	-	1,624,149

Cash and cash equivalents, end of period	$2,377,436	$267,928	$376,842	$-	$3,022,206

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
For the nine-month period ended September 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net loss	$(935,471)	$(41,153)	$(151,583)	$192,736	$(935,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	16,334	2,460	(930)	-	17,864
Amortization of DAC, VOBA and VOCRA	(516,742)	(76,011)	(214)	-	(592,967)
Depreciation and amortization	4,079	233	640	-	4,952
Net loss on derivatives	137,665	7,533	78,071	-	223,269
Net realized losses on available-for-sale investments	6,573	4,812	2,024	-	13,409
Changes in fair value of trading investments	1,420,662	98,448	156,929	-	1,676,039
Net realized losses on trading investments	268,678	30,182	25,989	-	324,849
Undistributed loss on private equity limited partnerships	4,919	-	-	-	4,919
Interest credited to contractholder deposits	360,300	32,861	23,987	-	417,148
Deferred federal income taxes	(318,131)	(4,875)	(27,709)	-	(350,715)
Equity in net loss of subsidiaries	192,736	-	-	(192,736)	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(192,632)	(21,978)	(58,579)	-	(273,189)
Accrued investment income	55,277	(215)	(11,596)	-	43,466
Net change in reinsurance receivable/payable	137,859	62,170	(200,705)	-	(676)
Future contract and policy benefits	49,187	(4,125)	13,553	-	58,615
Other, net	36,197	(437)	100,214	-	135,974

Net cash provided by (used in) operating activities	727,490	89,905	(49,909)	-	767,486

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	78,581	5,956	4,888	-	89,425
Trading fixed maturities	1,115,703	179,748	216,932	-	1,512,383
Mortgages loans	233,030	7,143	20,672	-	260,845
Real estate	1,160	-	-	-	1,160
Other invested assets	231,748	27,225	-	-	258,973
Purchases of:
Available-for-sale fixed maturities	(46,363)	(14,027)	(7,737)	-	(68,127)
Trading fixed maturities	(710,344)	(256,338)	(848,805)	-	(1,815,487)
Mortgage loans	(23,096)	(11,150)	(19,000)	-	(53,246)
Real estate	(3,861)	-	(303)	-	(4,164)
Other invested assets	(79,977)	-	-	-	(79,977)
Net change in other investments	(232,971)	(27,225)	-	-	(260,196)
Net change in policy loans	(9,049)	(57)	1,300	-	(7,806)

Net cash provided by (used in) investing activities	$554,561	$(88,725)	$(632,053)	$-	$(166,217)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows (continued)
For the nine-month period ended September 30, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,369,898	$285,681	$89,500	$-	$1,745,079
Withdrawals from contractholder deposit funds	(2,448,372)	(260,019)	(4,667)	-	(2,713,058)
Capital contribution from Parent	300,000	-	-	-	300,000
Debt proceeds	60,000	-	115,000	-	175,000
Other, net	(21,298)	(8,450)	(12)	-	(29,760)

Net cash (used in) provided by financing activities	(739,772)	17,212	199,821	-	(522,739)

Net change in cash and cash equivalents	542,279	18,392	(482,141)	-	78,530

Cash and cash equivalents, beginning of period	415,494	65,901	688,306	-	1,169,701

Cash and cash equivalents, end of period	$957,773	$84,293	$206,165	$-	$1,248,231

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) (the “Company”), elects to omit the Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Consolidated Statements of Operations between the nine-month periods ended September 30, 2009 and September 30, 2008.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs (“DAC”), the value of business acquired (“VOBA”), the value of customer renewals acquired (“VOCRA”), derivative instruments, the fair value of financial instruments, policy liabilities and accruals, other-than-temporary impairments of investments, goodwill and income taxes.  In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the Company’s critical accounting estimates, see Management’s Discussion and Analysis of Financial Position and Result of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008:

Net Income

The Company’s net income (loss) was $1,108.6 million and $(935.5) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  Income (loss) before income taxes was $1,559.3 million and $(1,340.8) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The significant changes are described below.

REVENUES

Total revenues were $2,745.7 million and $(975.2) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The increase of $3,720.9 million was primarily due to the following:

Premium and annuity considerations - were $101.0 million and $90.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $10.4 million increase was primarily attributable to an $8.5 million increase in group stop loss premiums, a $5.0 million increase in group disability premiums, a $4.4 million increase in group dental premiums and a $0.5 million increase in group life premiums, offset by $6.1 million decrease in group health premiums and $1.9 million decrease in annuity considerations.  The increase in group stop loss and group disability premiums was due to increased sales.  The decrease in group health premiums reflects the Company’s decision to discontinue the sale of group fully-insured medical products.  This block of business is set to expire at the end 2009.

Net investment income (loss) - was $2,358.0 million and $(860.9) million for the nine-month periods ended September 30, 2009 and 2008, respectively.

Investment income, excluding the mark to market of the trading portfolio, partnership income, and assumed and ceded investment income, was $535.8 million and $830.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The decrease of $294.5 million during 2009, as compared to 2008, was the result of lower average investment yield which decreased investment income by approximately $319.8 million, offset by higher average invested assets which increased investment income by approximately $25.3 million.

The change in investment income (loss) primarily related to changes in the market value of securities in the trading portfolio and limited partnerships was $2,024.1 million and $(1,681.0) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The change in the market value of the trading portfolio was primarily related to improvement in the market conditions in the nine-month period ended September 30, 2009, as compared to the nine-month period ended September 2008.  Credit spreads tightened in the nine-month period ended September 30, 2009, as compared to widening credit spreads that were greater than the overall decrease in risk free rates during the nine-month period ended September 30, 2008.

Investment income on funds withheld reinsurance portfolios is included as a component of net investment income in the Company’s condensed consolidated statements of operations.  The Company assumed net investment (loss) income of $(102.7) million and $58.8 million for the nine-month periods ended September 30, 2009 and 2008, respectively, and ceded net investment income of $99.2 million and $69.0 million for the nine-month period ended September 30, 2009 and 2008, respectively, related to the Company’s funds withheld reinsurance agreements.

The increase in investment income was offset by the $161.5 million decrease in assumed investment income and the $30.2 million increase in ceded investment income during 2009 as compared to 2008.  The assumed investment income relates to the funds withheld reinsurance agreement between Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), a subsidiary of the Company, and Sun Life Assurance Company of Canada (“SLOC”), an affiliate.  The change in ceded investment income primarily relates to the funds withheld reinsurance agreement between the Company and SLOC for single premium whole life (“SPWL”) policies.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

REVENUES (Continued)

Net derivative loss - was $2.9 million and $273.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  Derivative losses primarily represent fair value changes of interest rate swaps resulting from declining swap interest rates and the net interest received or paid on swap agreements.  Generally, as interest rates decline, the market value of the Company's interest rate swaps decreases.  This is due to the fact that, in most instances, the Company is paying a fixed interest rate and receiving a floating rate on the swaps.

Net derivative loss for the nine-month periods ended September 30, 2009 and 2008 includes an increase (decrease) in income of $297.9 million and $(130.8) million, respectively, related to increase (decrease) in the fair value of interest rate swap agreements as a result of change in the applicable interest rate.  The $428.7 million increase in income during the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008, was offset by a $111.5 million decrease in income related to changes in the fair values of call options and futures and by a $34.2 million decrease related to expenses on swap agreements.

The net income on embedded derivative liabilities for the nine-month periods ended September 30, 2009 and 2008 was $92.6 million and $105.5 million, respectively.  The income on embedded derivatives for the nine-month period ended September 30, 2008 included $166.1 million related to the decrease in the value of embedded derivative liabilities, upon the Company’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures,” (formerly, Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”) on January 1, 2008.

All derivatives are recognized on the Company’s condensed consolidated balance sheets at fair value.  Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in the Company’s condensed consolidated statements of operations as a component of net derivative loss.  The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged items in accordance with the provisions of FASB ASC Topic 815 “Derivatives and Hedging,” (formerly,  SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities”) is not justified at this time.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

REVENUES (Continued)

Net derivative loss consisted of the following (in 000’s):

	Nine-month periods ended September 30,
	2009	2008

Net expense on swap agreements	$ (76,507)	$ (42,294)
Change in fair value of swap agreements (interest rate, currency, and equity)	297,918	(130,840)
Change in fair value of options, futures and embedded derivatives	(224,267)	(99,914)

Net derivative loss	$ (2,856)	$ (273,048)

Net realized investment losses, excluding impairment losses on available-for-sale securities - were $8.4 million and $293.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $285.1 million decrease during the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008, was primarily due to $298.3 million realized losses on certain trading fixed maturity securities in 2008.  All realized losses in trading fixed maturity securities for the nine-month period ended September 30, 2009 are reported in the Company’s net investment income.  The net realized losses for the nine-month period ended September 30, 2009 primarily related to write-downs on mortgage loans.

Other-than-temporary impairment losses - were $4.8 million and $18.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively, related to available-for-sale fixed maturity securities.  The other-than-temporary impairment (“OTTI”) losses for the nine-month period ended September 30, 2009 relate to credit losses and were recorded to earnings in accordance with certain aspects of FASB ASC Topic 320, “Fair Value Measurements and Disclosures,” which were previously issued as FASB Staff Position (“FSP”) Nos. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” that the Company adopted on April 1, 2009 as described in Note 5.  The Company did not incur any OTTI losses related to other factors during the nine-month period ended September 30, 2009 and therefore did not record any reclassification of OTTI losses from earnings to other comprehensive loss.

Fees and other income - were $302.7 million and $380.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges and rider fees combined were $207.6 million and $240.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  Variable product fees represented 1.31% and 1.34% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2009 and 2008, respectively.  Average separate account assets were $21.2 billion and $23.9 billion for the nine-month periods ended September 30, 2009 and 2008, respectively.  The decrease in the average separate account assets was primarily related to the surrender of a reinsured bank-owned life insurance (“BOLI”) policy.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, individual universal life (“UL”) and variable universal life (“VUL”) policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $15.8 million and $16.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

REVENUES (Continued)

Fees and other income (continued)

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees and administrative service fees.  Other income was $79.3 million and $123.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $43.8 million decrease during the nine-month period ended September 30, 2009 was primarily due to unearned revenue liabilities and ceded fee income.  Front-ended fees are deferred as unearned revenue and recognized in proportion to the emergence of actual profits.  Actual gross profits related to certain UL products that Sun Life Vermont assumed from SLOC declined in the period due to a reduction in the fair value of long-term interest rate swaps held in the fund withheld investment portfolio.  The increase in ceded fee income relates to the reinsurance agreement between the Company and Sun Life Reinsurance (Barbados) No. 3 Corp. (“BarbCo 3”) which became effective on February 11, 2009.

BENEFITS AND EXPENSES

Total benefits and expenses were $1,186.4 million and $365.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The increase of $820.8 million was primarily due to the following:

Interest credited - to policyholders was $317.6 million and $417.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $99.5 million decrease was the result of a lower average crediting rate, decreasing interest credited by $50.4 million and lower average policyholder balances, which decreased interest credited by $8.0 million.  In the nine-month period ended September 30, 2009, the Company changed the classification of certain expenses from interest credited to other operating expenses.  The reclassification accounts for the remainder of the decrease.

Interest expense - was $52.0 million and $86.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $34.1 million decrease in interest expense was primarily due to a decrease in interest on the Company’s promissory and demand notes which was attributable to a decrease in LIBOR during 2009, as compared to 2008, and the promissory note redemption on December 29, 2008 of $62.0 million of the $80.0 million that the Company issued to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”), an affiliate.

Policyholder benefits - were $118.1 million and $231.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $113.6 million decrease in 2009 compared to 2008 was primarily due to a $158.4 million decrease in reserves, a $15.7 million decrease in benefits due to reimbursement related to the surrender of a reinsured BOLI policy and a $5.1 million decrease in surrender benefits, offset by a $50.0 million increase in death benefits, a $9.8 million increase in annuity payments, and a $6.4 million increase in health benefits paid.  The decrease in reserves was mainly attributable to reserves for guaranteed minimum death benefits (“GMDB”) on variable annuity products.  The decrease in GMDB reserves represents a decrease in the difference between guaranteed benefits and variable annuity account values.  Variable annuity account value increases are driven primarily by improvement in the equity markets.  The increase in death benefits was primarily related to certain variable annuity products.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

BENEFITS AND EXPENSES (Continued)

Amortization of DAC - relates to the amortization of costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization expense was $501.9 million and $(497.7) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $999.6 million increase in amortization expense during the nine-month period ended September 30, 2009, as compared with the nine-month period ended September 30, 2008, was attributable to a $1,221.7 million increase in current period amortization expense and interest on the DAC asset, offset by $222.1 million decrease in expense, related to changes in estimated gross profits.

The $1,221.7 million increase in current period amortization expense and interest was primarily due to improvement in actual gross profits in 2009, relative to 2008, which was mostly related to changes in the liabilities held for guaranteed minimum benefits on certain variable annuity products as a result of changes in equity markets and to changes in the fair value of trading fixed maturity investments during the periods.  The Company tested its DAC asset for future recoverability, and determined that this asset was not impaired at September 30, 2009.  The $222.1 million decrease related to updates to profitability projections due to actual changes in policies in-force.

The Company tests its DAC asset for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP net liability to the future expected gross profits; an adjustment is required if the current GAAP net liability is lower than the future expected gross profits.  Amortization expense for the nine-month period ended September 30, 2009 included an expense of $27.0 million due to loss recognition testing.  The Company did not record any expenses related to loss recognition testing for the nine-month period ended September 30, 2008.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business on November 1, 2001, the date that the Company acquired Keyport Life Insurance Company, and at May 31, 2007, the effective date that the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York ("SLNY"), entered into a series of agreement with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, pursuant to which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York (collectively the “SLHIC to SLNY asset transfer”).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization was $13.3 million and $(95.3) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $108.6 million increase in amortization expense primarily related to improvements in actual gross profits driven by increases in the fair value of fixed maturity investments, as well as changes in estimated future gross profits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

BENEFITS AND EXPENSES (Continued)

Other operating expenses - were $183.6 million and $223.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $40.1 million decrease in 2009 compared to 2008 was primarily due to an $18.1 million decrease in premium taxes and a $22.0 million decrease in other operating expenses.  The decrease in premium taxes was primarily driven by a decrease in BOLI sales in 2009 as compared to 2008.

Of the $22.0 million decrease in other operating expenses, $44.2 million was due primarily to the fact that, starting on January 1, 2009, Sun Life Vermont no longer assumed the risk associated with any new UL policies issued by SLOC in accordance with the reinsurance agreement between the Sun Life Vermont and SLOC, as well as the ceding of the risk associated with certain of the Company’s VUL policies to BarbCo 3 which occurred on February 11, 2009 in accordance with the reinsurance agreement between the Company and BarbCo 3.  The decrease in other operating expenses was also due to cost reduction initiatives taken by the Company’s management during the first quarter of 2009.  In the nine-month period ended September 30, 2009, the Company changed the classification of certain expenses from interest credited to other operating expenses.  The reclassification offsets the above decreases.

Income tax expense (benefit) - was $450.7 million and $(405.3) million for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively.  The effective tax rates for the same periods were 28.9% and 30.2%, respectively. The effective rate for the nine-month period ended September 30, 2009 differs from the U.S. federal statutory tax rate of 35% primarily due to a release of the accumulated recorded valuation allowance of $91.6 million against deferred tax assets for impairment losses on investment assets, tax benefits from the separate account dividends received deduction and tax credits.  The effective tax rate for the nine-month period ended September 30, 2008 differs from the U.S. federal statutory tax rate of 35% primarily due to an increase in the valuation allowance against deferred tax assets for impairment losses, offset by tax benefits from the separate account dividends received deduction and tax credits.  The increase in valuation allowance during the nine-month period ended September 30, 2008 reduced the recorded tax benefit on the pre-tax loss incurred for that period while the tax benefits referenced above served to increase the recorded tax benefit.

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

Fixed Annuities - Fixed annuity products are primarily single premium deferred annuities ("SPDA").  An SPDA policyholder typically makes a single premium payment at the time of issuance.  The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term and is reset annually thereafter for certain of the Company’s annuity products, subject to a guaranteed minimum rate.

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

In 1997, the Company discontinued the marketing of group pension products in the United States.  Although these products are not currently sold in the U.S., the Company continues to hold an in-force block of U.S. group retirement business.  A significant portion of these pension contracts are non-surrenderable, resulting in limited liquidity exposure to the Company.

The Company issued floating rate funding agreements to its affiliates, Sun Life Financial Global Funding III, L.L.C., Sun Life Financial Global Funding II, L.L.C. and Sun Life Financial Global Funding, L.L.C.  The impact of these agreements is described in Note 2 of the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Other - The Wealth Management Segment currently manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion and $1.6 billion at September 30, 2009 and December 31, 2008, respectively.  This entire block of business is reinsured on a funds withheld, coinsurance basis with SLOC.  The impact of the SPWL reinsurance agreement on the Company’s financial statements is described in Note 7 of the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

The Company markets its annuity products through an affiliated wholesale distribution organization, Sun Life Financial Distributors, Inc., and through a variety of unaffiliated retail and wholesale organizations, including securities brokers, financial institutions, insurance agents and financial advisers.

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the "CARS Trust"), pursuant to which the Company is the sole beneficiary of the CARS Trust.  The impact of this agreement on the Company’s financial statements is described in Note 1 of the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

The following is a Statement of Operations for the Wealth Management Segment for the nine-month periods ended September 30 (in 000’s):

	2009	2008
Revenues

Premiums and annuity considerations	$10,754	$12,650
Net investment income (loss)	2,202,559	(827,537)
Net derivative loss	(144,967)	(189,574)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(11,034)	(259,039)
Other-than-temporary impairment losses	(203)	(1,869)
Fee and other income	250,940	279,687

Total revenues	2,308,049	(985,682)

Benefits and Expenses

Interest credited	287,677	379,747
Interest expense	25,517	31,825
Policyowner benefits	34,403	158,887
Amortization of DAC, VOBA and VOCRA	508,704	(592,816)
Other operating expenses	120,376	109,323

Total benefits and expenses	976,677	86,966

Income (loss) before income tax expense benefit)	1,331,372	(1,072,648)

Income tax expense (benefit)	451,813	(398,571)

Net income (loss)	$879,559	$(674,077)

Income (loss) before income tax expense (benefit) increased by $2,404.0 million during the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008.  The significant changes are described below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES

Total revenues were $2,308.0 million and $(985.7) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The increase of $3,293.7 million was primarily due to the following:

Net investment income (loss) - was $2,202.6 million and $(827.5) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  Net investment income (loss), excluding the mark to market of the trading portfolio and ceded investment income, was $466.8 million and $728.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The decrease of $261.2 million during 2009, as compared to 2008, was the result of a lower average investment yield which decreased investment income by $269.4 million, offset by an increase in average invested assets which increased investment income by $8.2 million.

Investment income (loss) related to changes in the market value of securities in the trading portfolio was $1,824.8 million and $(1,487.7) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The increase in market value of the trading portfolio was primarily due to improvement in the market conditions in the nine-month period ended September 30, 2009, as compared to the nine-month period ended September 30, 2008.  Credit spreads tightened during the nine-month period ended September 30, 2009, as compared to widening credit spreads that were greater than the overall decrease in risk free rates during the nine-month period ended September 30, 2008.

The increase in investment income was offset by a $21.2 million increase in ceded investment income under funds withheld reinsurance agreements during the nine-month period ended September 30, 2009, as compared to the nine-month period ended September 30, 2008.  The change in ceded investment income was primarily due to the reinsurance of the SPWL policies to SLOC.

Net derivative loss - was $145.0 million and $189.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The net derivative loss for the nine-month periods ended September 30, 2009 and 2008 includes an increase (decrease) in income of $197.4 million and $(113.7) million , respectively, related to the increase (decrease) in the fair value of interest rate swap agreements as a result of changes in the applicable interest rate and currency exchange rates.

The $311.1 million increase in income in the nine-month period ended September 30, 2009, as compared to the nine-month period ended September 30, 2008, was offset by a $128.3 million decrease in income related to embedded derivatives, a $112.3 million increase in expense related to the change in the fair value of call options and futures, and a $25.9 million increase in net expense on swap agreement.  The income related to embedded derivatives for the nine-month period ended September 30, 2008 included $166.1 million related to the Company’s adoption of FASB ASC Topic 820 on January 1, 2008.

Net derivative loss for the Wealth Management Segment consisted of the following (in 000’s):

	Nine-month periods ended September 30,
	2009	2008

Net expense on swap agreements	$ (65,160)	$ (39,288)
Change in fair value of swap agreements (interest rate, currency, and equity)	197,419	(113,655)
Change in fair value of options, futures and embedded derivatives	(277,226)	(36,631)

Net derivative loss	$ (144,967)	$ (189,574)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

REVENUES (continued)

Net realized investment losses, excluding impairment losses on available-for-sale securities - were $11.0 million and $259.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $248.0 million decrease during the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008, was primarily due to $260.8 million realized losses on certain of trading fixed maturity securities in 2008.  All realized losses on trading fixed maturity securities for the nine-month period ended September 30, 2009 are reported in the Company’s net investment income.  The net realized losses for the nine-month period ended September 30, 2009 primarily relate to write-downs on mortgage loans.

Other-than-temporary impairment losses – were $0.2 million and $1.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively, related to available-for-sale fixed maturity securities.  The OTTI losses for the nine-month period ended September 30, 2009 represent losses related to credit loss and were recorded to earnings in accordance with FASB ASC Topic 320.

Fees and other income - were $250.9 million and $279.7 million for the nine-month periods ended September 30, 2009, and 2008, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $179.6 million and $208.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  Variable product fees represented 1.83% and 1.73% of the average variable annuity separate account balances at September 30, 2009 and 2008, respectively.  Average separate account assets were $13.1 billion and $16.0 billion for the nine-month periods ended September 30, 2009 and 2008, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index and variable annuity policyholder balances.  Surrender charges on fixed, fixed index and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $15.8 million and $16.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

Other income primarily represents fees charged for administrative services fee, investment advisory services and asset participation fees.  Other income was $55.5 million and $54.8 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

BENEFITS AND EXPENSES

Total benefits and expenses were $976.7 million and $87.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The increase of $889.7 million was primarily due to the following:

Interest credited - to policyholders was $287.7 million and $379.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $92.0 million decrease was the result of a lower average crediting rate which decreased interest credited by $45.8 million and lower average policyholder balances which decreased interest credited by $5.0 million.  The decrease in interest credited was also attributable to the change in classification of certain expenses from interest credited to other operating expenses during the nine-month period ended September 30, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

BENEFITS AND EXPENSES (continued)

Interest expense - was $25.5 million and $31.8 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $6.3 million decrease was primarily due to a decrease in interest expense related to the Company’s floating rate demand notes, resulting from a decrease in LIBOR during 2009, as compared to 2008, as well as the redemption of a promissory note from Sun Life (Hungary) LLC on December 29, 2008.

Policyholder benefits - were $34.4 million and $158.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $124.5 million decrease in 2009 as compared to 2008 was primarily due to a $184.4 million decrease in reserves and $1.4 million decrease in surrender benefits offset by a $51.6 million increase in death benefits paid and a $9.8 million increase in annuity payments.  The decrease in reserves was mainly attributable to reserves for GMDB on variable annuity products.  The decrease in GMDB reserves represents a decrease in the difference between guaranteed benefits and variable annuity account values. Variable annuity account value increases are driven primarily by the improvement in the equity markets.

Amortization of DAC - was $497.1 million and $(493.2) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $990.3 million increase in amortization expense during the nine-month period ended September 30, 2009, as compared with the nine-month period ended September 30, 2008, was attributable to a $1,212.7 million increase in current period amortization expense and interest on the DAC asset, offset by $222.4 million decrease in expense related to changes in estimated gross profits.

The $1,212.7 million increase in current period amortization expense and interest is primarily due to improvement in actual gross profits in 2009, relative to 2008. This improvement was largely due to changes in the liabilities held for guaranteed minimum benefits on certain variable annuity products, as a result of changes in equity markets during the periods.  The Company tested its DAC asset for future recoverability and determined that this asset was not impaired at September 30, 2009.  The $222.4 million decrease resulted from updates to profitability projections due to actual changes in policies in-force.

The Company tests its DAC asset for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP net liability to future expected gross profits; an adjustment is required if the current GAAP net liability is lower than the future expected gross profits.  Amortization expense for the nine-month period ended September 30, 2009 includes an expense of $27.0 million due to loss recognition testing.  The Company did not record any expenses to its Wealth Management Segment related to loss recognition testing for the nine-month period ended September 30, 2008.

Amortization of VOBA - was $11.6 million and $(99.7) million for the nine-month periods ended September 30, 2009 and 2008, respectively. The $111.3 million increase in amortization expense primarily related to improvements in actual gross profits driven by increases in the fair value of fixed maturity investments, as well as changes in estimated future gross profits.

Operating expenses - were $120.4 million and $109.3 million for the nine-month period ended September 30, 2009 and 2008, respectively.  The increase of $11.1 million in 2009 as compared to 2008 was primarily due to the change in classification of certain expenses from interest credited to other operating expenses during the nine-month period ended September 30, 2009.  The increase was partially offset by cost reduction initiatives taken by the Company’s management during the first quarter of 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Wealth Management Segment (continued)

BENEFITS AND EXPENSES (continued)

Income tax expense (benefit) - was $451.8 million and $(398.6) million for the nine-month period ended September 30, 2009 and September 30, 2008, respectively.  The effective tax rates for the same periods were 33.9% and 37.2% respectively.  The effective tax rate for the nine-month period ended September 30, 2009 differs from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits.  The effective tax rate for the nine-month period ended September 30, 2008 differs from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits. The difference in the effective tax rates for the two periods relates primarily to the fact that the tax benefits referenced above typically serve to reduce the effective tax rate below the prescribed statutory rate.  However, in periods such as the nine-month period ended September 30, 2008, where a pre-tax loss was incurred, these same benefits serve to increase the recorded tax benefit and by default the effective tax rate.

Individual Protection Segment

The Individual Protection Segment markets individual UL and variable life insurance products, including VUL products marketed to individuals, corporate-owned life insurance ("COLI") and BOLI.  UL products allow for flexible premiums and feature an investment return to policyholders at a specified rate declared by the Company.  VUL products allow for flexible premiums and variable rates of investment return; the policyholder directs how the cash value is invested and bears the investment risk.

The following provides a summary of the operations for the Individual Protection Segment for the nine-month periods ended September 30 (in 000’s):

	2009	2008

Total revenues	$344,538	$(57,996)
Total benefits and expenses	107,735	176,224
Income (loss) before income tax expense (benefit)	236,803	(234,220)

Net income (loss)	$154,027	$(152,138)

Total revenues were $344.5 million and $(58.0) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $402.5 million increase was caused by increases of $193.0 million and $222.0 million in net investment income and derivative income, respectively, and a favorable decrease in net realized investment losses of $36.7 million.  These favorable results were offset by a $49.2 million decrease in fee and other income.

The increase of $193.0 million in net investment income resulted primarily from an increase of $384.4 million in the fair value of securities in the trading portfolio, offset by a $170.6 million decrease in investment income related to the segment’s reinsurance agreements with affiliates, a $10.4 million decrease in realized gains from the trading portfolio, and a $8.6 million decrease in interest income.  The $384.4 million increase in the fair value of securities in the trading portfolio resulted from credit spreads tightening considerably during 2009.  Of the $170.6 million decrease in investment income from reinsurance agreements with affiliates, $161.7 million resulted from an increase in investment losses attributable to the funds withheld reinsurance agreement between Sun Life Vermont and SLOC.

The increase of $222.0 million in derivative income resulted from an increase of $106.6 million of income from interest rate swaps held by Sun Life Vermont and an increase of $115.4 million from a net favorable change in the fair value of embedded derivatives related to the segment’s reinsurance agreements with affiliates.  The $106.6 million increase from interest rate swaps resulted from LIBOR rate decreases during 2009.  Improvements in market conditions, including a decrease in volatility, resulted in a decrease in the present value of future benefit guarantees represented by the embedded derivatives, a component of contractholder liabilities; this decrease in liabilities caused an increase in embedded derivative income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Individual Protection Segment (continued)

The $49.2 million decrease in fee income was primarily due to $25.8 million in additional negative amortization of unearned revenue related to investment losses attributable the segment’s reinsurance agreements with affiliates and a decrease of $23.4 million in other fee income.  Of this $23.4 million decrease in other fee income, $11.4 million was due to income ceded to BarbCo 3, an affiliate, pursuant to a reinsurance agreement which ceded all risks associated with certain in-force COLI, BOLI and private placement VUL policies on a combination coinsurance, coinsurance with funds withheld and a modified coinsurance basis.

Total benefits and expenses were $107.7 million and $176.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $68.5 million decrease was primarily due to a decrease in other operating expenses of $34.7 million related to commission expenses and $18.6 million related to premium taxes.  The decrease in commission expenses was due primarily to the discontinued sale, beginning January 1, 2009, of certain UL policies for which Sun Life Vermont assumed the risk from SLOC, combined with ceding commission expenses related to the reinsurance agreement with BarbCo 3.  Of the $18.6 million decrease in premium taxes, $11.4 million resulted from a decrease in BOLI sales.  In addition, interest expense decreased by $17.6 million due to a decrease in the floating interest rate of the surplus note issued by Sun Life Vermont.  Interest credited also decreased by $7.5 million.  These favorable decreases in benefits and expenses were offset by an increase in DAC amortization of $9.3 million.

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, group dental and group short-term and group long-term disability insurance products primarily to small and mid-size employers.  This segment operates only in the State of New York through the Company’s subsidiary, SLNY.  Effective May 31, 2007, the Company completed the SLHIC to SLNY asset transfer and SLNY entered into a series of agreements with SLHIC pursuant to which SLNY agreed to assume direct responsibility for all sales and administration of existing and new business issued in by SLHIC in New York.

The following provides a summary of operations for the Group Protection Segment for the nine-month periods ended September 30 (in 000’s):

	2009	2008

Total revenues	$104,252	$75,880
Total benefits and expenses	86,051	78,173
Income (loss) before income tax expense (benefit)	18,201	(2,293)
Net income (loss)	$11,830	$(1,491)

The Group Protection Segment had pretax income (loss) of $18.2 million and $(2.3) million for the nine-month periods ended September 30, 2009 and 2008, respectively.  Total revenues for the nine-month period ended September 30, 2009 increased by $28.4 million, as compared to the nine-month period ended September 30, 2008.  The increase in revenues resulted mainly from increases in premiums and net investment income of $12.4 million and $15.8 million, respectively.  The increase in premiums was driven by increased direct business in-force within the group disability and group stop loss product areas.  The increase in net investment income was primarily attributable to the change in fair value of securities in the trading portfolio.

Total benefits and expenses for the nine-month period ended September 30, 2009 increased by $7.9 million in comparison to the nine-month period ended September 30, 2008.  The increase in benefits and expenses resulted from an increase in policyowner benefits and other operating expenses of $10.4 million due to the growth of in-force business.  These increases were offset by a decrease in VOBA amortization of $2.7 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the nine-month periods ended September 30 (in 000’s):

	2009	2008

Total revenues	$(11,177)	$(7,376)
Total benefits and expenses	15,913	24,277
Loss before income tax (benefit) expense	(27,090)	(31,653)

Net income (loss)	$63,181	$(107,765)

The Corporate Segment had a pretax loss of $27.1 million and $31.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  The $4.6 decrease was primarily attributable to a $20.0 million decrease in net investment income, offset by an $11.8 million decrease related to OTTI charges, a $10.4 million decrease in interest expense and a $3.6 million decrease in derivative loss.  The decrease in net investment income was primarily due to lower earnings related to the limited partnership investments and an increase in the allocation of investment income to the operating segments in 2009 as compared 2008.

The income tax benefit for the nine-month period ended September 30, 2009, was primarily due to a release of the pre-tax loss incurred for the nine-month period ended September 30, 2009, as well as the release of the recorded valuation allowance against deferred tax assets for impairment losses on invested assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CAPITAL MANAGEMENT & LIQUIDITY RISK

The Company ensures that adequate capital is maintained to support the risk associated with its businesses.  The approach to managing capital has been developed to ensure that an appropriate balance is maintained between the internal assessment of capital required and the requirements of regulators and rating agencies. During the nine-month period ended September 30, 2009, the Company received capital contributions totaling $748.7 million from its parent, Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”), to ensure that the Company continues to exceed certain capital requirements, prescribed by National Association of Insurance Commissioners (the “NAIC”).  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies, which establish capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.  Furthermore, declining equity markets may result in an increase in required capital for regulatory purposes.

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

Through effective cash management and capital planning, the Company ensures that it is sufficiently funded and maintains adequate liquidity to meet its obligations.  At September 30, 2009, the Company, through its operational cash flows and various sources of liquidity (e.g., capital contributions from the Parent) had sufficient liquidity to meet all of its obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4T. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009 due to the material weakness in internal control over financial reporting identified in Item 9A(T) of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Status of Remediation of Material Weakness

Management is in the process of remediating the material weakness in the Company’s processes related to the implementation and subsequent recording of certain reinsurance transactions with affiliated companies, pursuant to the remediation plan described in Item 9A(T) of the Company’s annual report on Form 10-K for the year ended December 31, 2008.  During the nine-month period ended September 30, 2009, management designed and implemented additional controls relating to the recording of embedded derivatives and financial accounting for the Company’s reinsurance agreements.  However, management will further assess the effectiveness of these new controls before determining whether the material weakness has been fully remediated.

In response to the material weaknesses described above, management performed additional detailed procedures and analysis and other post-closing procedures during the preparation of the Company’s condensed consolidated financial statements, and concluded that the Company’s condensed consolidated financial statements contained in this report present fairly the Company’s financial position, results of operations and cash flows for the periods covered thereby in all material respects in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Except as discussed above, there has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the nine-month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

November 12, 2009	/s/ Westley V. Thompson
Date	Westley V. Thompson, President, SLF U.S.
(principal executive officer)

November 12, 2009	/s/ Ronald H. Friesen
Date	Ronald H. Friesen , Senior Vice President and Chief Financial Officer
(principal financial officer)