Form 10-K
period 2009-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2010-03-26
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☑No

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Registrant has 6,437 shares of common stock outstanding as of March 26, 2010, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2009

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

The Company is a stock life insurance company incorporated under the laws of Delaware.  The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”).  The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. (“SLC - U.S. Ops Holdings”) and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. (“SLF”), a reporting company under the Securities Exchange Act of 1934.  SLF and its subsidiaries are collectively referred to herein as “Sun Life Financial.”

Pending regulatory approval, effective December 31, 2009, the Company entered into an administrative services agreement with Sun Life Financial (U.S.) Services Company, Inc. (“Sun Life Services”), an affiliate.  In connection with this transaction, the Company transferred to Sun Life Services all employee benefit related assets and liabilities, certain fixed assets and software, and all of its employees, with the exception of 28 employees who were transferred to Sun Life Financial Distributors, Inc. (“SLFD”), another affiliate.  Concurrent with this transaction, Sun Life Services assumed the sponsorship of the Company’s retirement and other employee benefit plans.  The impact of this transaction on the Company’s financial statements is described in Note 3 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

On October 31, 2007, the Company subscribed to $250,000 worth of shares of, and contributed $150 million of paid-in capital to, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”).  On November 8, 2007, Sun Life Vermont entered into a reinsurance agreement with Sun Life Assurance Company of Canada (“SLOC”), an affiliate, under which it assumed the risks of certain individual universal life (“UL”) policies issued prior to December 31, 2008 by SLOC.  This agreement is described more fully in Note 9 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.  A long-term financing arrangement has been established with a financial institution (the “Lender”) that will enable Sun Life Vermont to fund a portion of its reinsurance obligations.  Under this arrangement, Sun Life Vermont issued, in 2007, a floating rate surplus note of $1 billion (the “Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007-SUNAXXX LLC (“SUNAXXX”) affiliated with the Lender.  Sun Life Vermont exercised its option to issue additional Surplus Notes of $200 million and $115 million in 2009 and 2008, respectively, to SUNAXXX.  Pursuant to an agreement between the Lender and SLC – U.S. Ops Holdings, SLC – U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, has consolidated SUNAXXX in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.”

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of the Company’s wholly-owned subsidiary, Sun Life Vermont, to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and was not included in the Company’s consolidated balance sheet at December 31, 2009.  The full impact of this transaction on the Company’s financial statements is described in Notes 1 and 2 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

Effective May 31, 2007, Sun Life Financial completed its acquisition of Genworth Financial, Inc.'s (“Genworth’s”) Employee Benefits Group business (“EBG”).  Also effective May 31, 2007, SLNY entered into a series of agreements with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), one of the acquired companies (formerly named Genworth Life and Health Insurance Company), through which the New York issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under which SLNY has agreed to assume direct responsibility for all sales and administration of existing and new business issued in New York (collectively, the “SLHIC to SLNY asset transfer”).  These agreements, in accordance with FASB ASC Topic 805, “Business Combinations,” were treated as a transfer of net assets between entities under common control. SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at carrying value of approximately $72 million, including $39 million of goodwill and other intangibles, as well as policyholder and other liabilities of approximately $32 million to SLNY.  The Group Protection Segment of the Company reflects a significant increase in business as a result of these agreements. These agreements have allowed the Company, through its subsidiary, SLNY, to expand its product offerings to include group dental insurance.

Reinsurance

In the normal course of business, the Company reinsures portions of its life insurance, annuity and disability income exposure with both affiliated and unaffiliated companies using traditional indemnity reinsurance agreements.  The Company also reinsures, on a stop-loss basis with unaffiliated companies, the excess minimum death benefit exposure with respect to a portion of the Company’s variable annuity business.  The Company, as the ceding company, remains responsible for that portion of the policies reinsured under each of its existing agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim.  To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial position of its reinsurers and monitors concentrations of credit risk.  The Company assumes certain risks for certain group insurance contracts from an affiliate. The Company also assumes certain risk for certain fixed annuity contract from an unrelated company.

Reserves

The Company has established and reported liabilities for future contract and policy benefits in accordance with generally accepted accounting principles in the United States of America (“GAAP”) in order to meet its obligations on its outstanding contracts.  Liabilities for variable annuity contracts, variable life insurance and variable universal life insurance policies are considered separate account liabilities and are carried at fair value (the policyholder bears the investment risk). Liabilities for death benefit and income benefit guarantees provided under variable annuity contracts are considered general account liabilities and are held at an actuarially determined value, equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest, less contract benefit payments.  Universal life policies, deferred fixed annuity contracts, and funding agreements are classified as general account liabilities, and are carried at account value (the Company bears the investment risk).  Account values of the contracts include deposits plus credited interest, less expenses, mortality fees and withdrawals.  Reserves for individual life, group life, individual payout annuity, group payout annuity, group disability, group dental and group stop loss contracts are based on mortality and morbidity tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves compounded annually at assumed rates, will be sufficient to meet the Company’s policy obligations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Investments

The Company’s consolidated total assets were $47.6 billion at December 31, 2009; 49.0% consisted of separate account assets, 25.9% were invested in bonds and similar securities, 4.0% in mortgage loans, 2.7% in short-term investments, 1.5% in policy loans, 0.4% in real estate, and the remaining 16.5% in cash and other assets.

Competition

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products.  A.M. Best Company, Inc. has assigned the Company and its subsidiary, SLNY, a financial strength rating of A+ (superior).  Standard & Poor’s, a division of The McGraw-Hill Companies, has assigned the Company and SLNY each a financial strength rating of AA (very strong).  Moody’s Investor Service, Inc. has assigned the Company a rating of Aa3 (excellent).

Employees

Effective December 31, 2009, the Company transferred all of its employees to Sun Life Services, with the exception of 28 employees who were transferred to SLFD.

Pending regulatory approval, the Company and Sun Life Services entered into an administrative services agreement, effective December 31, 2009, under which Sun Life Services would provide human resources services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative, and other operational support functions) to the Company.  Pursuant to this agreement, the Company would reimburse Sun Life Services for the cost of such services, plus an arms-length based profit margin to be agreed upon by the parties.

Sun Life Services and SLOC entered into an administrative services agreement, effective December 31, 2009, under which Sun Life Services would provide to SLOC, as requested, personnel and certain services.  Prior to December 31, 2009, the Company and SLOC had an administrative services agreement under which the Company provided to SLOC personnel and similar services as those noted above.  The Company was reimbursed for the cost of these services.

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

The annual statements include financial statements and exhibits prepared in conformity with statutory accounting principles, which differ from GAAP.  The laws of the respective state insurance departments require that insurance companies domiciled in the respective state prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners (the “NAIC’”) Accounting Practices and Procedures Manual, version effective March 2009, subject to any deviation prescribed or permitted by the Insurance Commissioner of the respective state. The books and records of the Company and its insurance subsidiaries are subject to review or examination by their respective state departments of insurance at any time. Examination of their operations is conducted at periodic intervals.

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

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the U.S. Securities and Exchange Commission (the “SEC”) and under certain state securities laws. Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways.

Federal legislation has been introduced in recent years which, if ever enacted, could result in the U.S. federal government assuming a more direct role in the regulation of the life insurance industry.  The U.S. House of Representatives passed legislation in 2009 that would establish a Federal Insurance Office in the Department of Treasury.  If the U.S. Senate that passes similar legislation in 2010 and if it is signed by the President, the U.S. federal government would have authority to monitor aspects of the life insurance industry, collect data on the industry, and exercise certain other powers, although it would not have direct regulatory authority over insurers as a result of such legislation.

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the years ended December 31, 2009 and 2008, the financial statements reflect benefits of $15.5 million and $24.5 million, respectively, related to the separate account DRD.

Item IA. Risk Factors

The following risk factors are applicable to the Company.  Effective risk management is one of the ways the Company protects itself from these factors.  The Company utilizes a risk management framework to maximize opportunity, minimize exposure, and limit uncertainty.  The goal is not to eliminate all risks, but instead to manage risk to achieve the Company’s overall objectives.

Further explanation of the risk factors relating to the Company’s businesses, and the accounting and actuarial assumptions and estimates used by the Company in the preparation of its financial statements, can be found in Part II, Items 7, 7A and 8 of this annual report on Form 10-K.

Credit Risk

Credit risk is the uncertainty of receiving amounts the Company is owed from its financial counterparties.  The Company is subject to credit risk arising from issuers of securities held in its investment portfolio, including structured securities, reinsurers and derivative counterparties.  Losses may occur when a counterparty fails to make timely payments pursuant to the terms of the underlying contractual arrangement or when the counterparty’s credit rating otherwise deteriorates.

Continued volatility in the capital markets, including deteriorating credit, also may have a significant impact on the value of the fixed income assets in the Company’s investment portfolio.  Events that result in defaults, impairments or downgrades of the securities within the investment portfolio could cause the Company to record realized or unrealized losses and increase its provisions for asset default, adversely impacting earnings.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Credit Risk (continued)

The Company purchases reinsurance for certain risks underwritten by its Wealth Management, Individual Protection and Group Protection business segments.  Reinsurance does not relieve the Company of its direct liability to policyholders and accordingly, the Company bears credit risk with respect to its reinsurers.  Although the Company deals primarily with affiliates and highly rated external reinsurers, a deterioration in their credit ratings or their insolvency or inability or unwillingness to make payments under the terms of their reinsurance agreement could have an adverse effect on the Company’s profitability and financial position.

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

The Company derives a portion of its revenue from fee income generated by its insurance and annuity contracts where fee income is levied on account balances that directionally move in line with general equity market levels.  Fee income is assessed as a percentage of assets under management and, therefore, varies directly with the value of such assets.  Adverse fluctuations in the market value of such assets would result in corresponding adverse impacts on the Company’s revenue and net income.  In addition, declining and volatile equity markets may have a negative impact on sales and redemptions (surrenders), resulting in further adverse impacts on the Company’s profitability and financial position.

Various insurance and annuity products contain guarantees which may be triggered upon death, maturity, withdrawal or annuitization, depending on the market performance of the underlying funds.  For example, the Company offers variable annuities with guaranteed minimum death benefits and guaranteed minimum accumulation or withdrawal benefits.  The cost of providing for these guarantees increases under volatile and declining equity market conditions, resulting in negative impacts on net income and capital.  The impact of volatile and declining equity markets could result in the acceleration of the Company’s recognition of certain acquisition expenses, resulting in negative impacts on the Company’s net income.

Real Estate and Private Equity Investment Risk

Real estate risk is the risk of financial loss arising from ownership of, or loans on, real property.  Real estate risk may arise from external market conditions, inadequate property analysis, inadequate insurance coverage, inappropriate real estate appraisals, credit of borrowers, or environmental risk exposures.  The timing and amount of income derived from private equity investments is difficult to predict, and therefore investment income from these investments can vary from quarter to quarter.  Fluctuations in the value of these asset types also could adversely impact the Company’s profitability and financial position.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Interest Rate Risk

Interest rate risk is the potential for financial loss arising from changes or volatility in interest rates, including credit spreads, when asset and liability cash flows do not coincide.

Significant changes or volatility in interest rates and credit spreads could have a negative impact on the Company’s sales of certain insurance and annuity products, and adversely impact the expected pattern of redemptions (surrenders) on existing policies.  Rapid increases in interest rates and/or widening credit spreads may increase the risk that policyholders will surrender their contracts, forcing the Company to liquidate investment assets at a loss and accelerate recognition of certain acquisition expenses.  While the Company’s insurance and annuity products often contain surrender mitigation features, these may not be sufficient to fully offset the adverse impact of the underlying losses on asset sales.  Conversely, rapid declines in interest rates and/or narrowing credit spreads may result in increased asset calls, mortgage prepayments and net reinvestment of positive cash flows at lower yields.  Any of the events outlined above may have an adverse impact on the Company’s profitability and financial position.

Lower interest rates and/or narrowing credit spreads also can cause compression of the net spread between interest earned on the Company’s investments and interest credited to policyholders.  As well, certain products have explicit or implicit interest rate guarantees (in the form of settlement options, minimum guaranteed crediting rates or guaranteed premium rates) and, if investment returns fall below those guarantee levels, the Company may be required to accelerate recognition of certain acquisition expenses and increase actuarial liabilities, negatively affecting the Company’s net income and capital.

A sustained low interest rate environment may adversely impact primary demand for a number of the Company’s core insurance and annuity offerings, requiring a significant repositioning of its product portfolio.  This may contribute to adverse developments in the Company’s revenues and cost trends and, hence, overall profitability.

Credit spreads on corporate bonds and asset-backed securities experienced significant moves during the fourth quarter of 2008 and early 2009.  Credit spreads widened to levels approximately three times their long-term average, then, for most asset classes, narrowed back to levels generally near their long-term average by the end of 2009.  A subsequent widening of credit spreads may have a material impact on the value of fixed income assets, resulting in further depressed market values.  A decrease in the market value of assets due to credit spread widening may lead to losses in the event of the liquidation of assets prior to maturity.  In contrast, credit spread tightening may result in reduced investment income on new purchases of fixed income assets.

The Company also has direct exposure to interest rates and credit spreads from investments supporting other general account liabilities (without interest guarantees).  Lower interest rates and narrowing credit spreads could result in reduced investment income on new fixed income asset purchases.  Conversely, higher interest rates and wider credit spreads could reduce the value of the Company’s existing assets.

The Company uses derivative instruments to reduce its exposure to interest rate risk.  The general availability and cost of these instruments may be adversely impacted by changes in interest rate levels.  In addition, these derivative instruments may themselves expose the Company to other risks such as basis risk (the risk that the derivatives do not exactly replicate the underlying exposure), derivative counterparty credit risk (see Credit Risk section above), model risk and other operational risks.  These factors may adversely impact the net effectiveness, costs and financial viability of maintaining these derivative instruments and therefore adversely impact the Company’s profitability and financial position.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Risk of Sustained Economic Downturn

During 2008, global capital markets significantly deteriorated, leading to a global economic downturn.  Although capital markets have recovered somewhat in 2009, economic growth has been weak.  Due to the ongoing economic uncertainty, a sustained global economic downturn or low economic growth environment, beyond 2009, with negative economic characteristics associated with inflation or deflation is possible.  Potential outcomes of either scenario could be higher unemployment, lower family incomes and corporate earnings, and lower consumer spending and business investment.  These outcomes could have multiple effects on the Company’s business, including reduced demand for the Company’s financial and insurance products and an increased likelihood of higher surrenders/redemptions and insurance claims (e.g., increased incidence and reduced termination rates in respect of disability related claims).

Furthermore, a prolonged economic downturn may give rise to a higher level of strategic risks including those associated with industry restructuring and changes in the profile of potential mergers and acquisitions, new competitive dynamics and significant changes in the legal, regulatory and tax regimes within which the Company currently operates.

Moreover, the capital market conditions generally associated with a sustained economic downturn increase the risk profile of many of the other risk factors applicable to the Company.  As a result, the risk of a sustained economic downturn should be considered in conjunction with other factors described in this section of this annual report on Form 10-K including, in particular, credit risk, equity market risk, interest rate risk and liquidity risk.

Liquidity Risk

Liquidity risk is the risk of not having sufficient cash available to fund all commitments as they fall due.  This includes the risk of being forced to sell assets at depressed prices resulting in realized losses on sale.  The Company’s funding obligations arise in connection with the payment of policyholder benefits, expenses, asset purchases, investment commitments and interest on debt.  The Company’s primary source of funds is cash provided by its operating activities.

Please refer to Part II, Item 7A of this annual report on Form 10-K for further discussion regarding Liquidity Risk.

Capital Adequacy Risk

Capital adequacy risk is the risk that capital is not or will not be sufficient to withstand adverse economic conditions, to maintain financial strength or to allow the Company and its subsidiaries to support ongoing operations and to take advantage of opportunities for expansion.  The Company employs various strategies to manage its capital, including entering into reinsurance transactions with affiliated companies.  The Company may be significantly dependent on SLF and its affiliates to provide additional capital, if required.

Please refer to Part II, Item 7A of this annual report on Form 10-K for further discussions regarding Capital Adequacy Risk

Financial Strength and Credit Ratings

Financial strength and credit ratings risk is the risk of a downgrade by rating agencies of the Company’s financial strength and/or credit ratings.

Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under insurance policies.  Three independent rating agencies lowered the Company’s financial strength ratings during 2009.  On March 6, 2009, Standard & Poor’s lowered the Company’s financial strength rating from AA+ (very strong) to AA (very strong).  On February 27, 2009, A.M. Best lowered the Company’s financial strength rating from A++ (superior) to A+ (superior).  On February 12, 2009, Moody’s lowered the Company’s financial strength rating from Aa2 (excellent) to Aa3 (excellent).

A material downgrade in the Company’s financial strength ratings may have an adverse effect on its financial condition and results of operations through loss of sales, higher levels of surrenders and withdrawals, and higher reinsurance costs and may potentially require the Company to reduce the prices for its products and services to remain competitive.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Investment Performance

Investment performance risk is the risk that the Company fails to achieve the desired return objectives on its investment portfolio.  Failure to achieve investment objectives may adversely affect the Company’s investment income on general account investments and thus its overall profitability.

The performance of the Company’s investment portfolio depends in part upon the level of and changes in interest rates, credit spreads, equity prices, real estate values, the performance of the economy in general, the performance of the specific obligors included in the portfolio and other factors that are beyond the Company’s control.  Changes in these factors can adversely affect the Company’s net investment income in any period and such changes could be substantial.

Investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of the Company’s Wealth Management segment.  In addition, poor investment performance by the Company’s Wealth Management segment could adversely affect net sales and redemptions and reduce the level of assets under management, potentially adversely impacting the Company’s revenues and profitability.

Mortality and Morbidity

Mortality and morbidity risk is the risk of incurring higher than anticipated mortality and morbidity claim losses.  This risk can arise in connection with an increase in frequency and/or average severity of realized claims.

Mortality and morbidity risk can arise in the normal course of business through random fluctuation in realized experience, through catastrophes, or in association with other risk factors such as product development and pricing or model risk.  Adverse mortality and morbidity experience also could occur through systemic anti-selection, which could arise due to poor plan design, underwriting process failure or through the development of investor-owned and secondary markets for life insurance policies.  The Company is exposed to the catastrophic risk of natural environmental disasters (e.g., earthquakes) and man-made events (e.g., acts of terrorism, military actions, inadvertent introduction of toxic elements into the environment).

These factors could result in a significant increase in mortality and/or morbidity experience above the assumptions used in pricing and valuation of the Company’s products, resulting in a material adverse effect on the Company’s profitability and financial position.

During economic slowdowns, such as the one currently being experienced, the risk of adverse morbidity experience increases from the impact of the shifting nature of disabilities and cyclical economic outcomes, introducing the potential for adverse financial volatility in the Company’s disability results.

Changes in Legislation and Regulations

The Company is subject to extensive laws and regulations.  These laws and regulations are complex and subject to change.  Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, and state attorneys general, each of which exercises a degree of interpretive latitude.  Consequently, the Company is subject to the risk that compliance is not sufficient with any particular regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight.  In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to the Company’s detriment, or that changes in the overall legal environment, even absent any change of interpretation by any particular regulator or enforcement authority, may cause the Company to change its views regarding the actions management needs to take from a legal risk management perspective.  This could necessitate changes to the Company’s practices that may, in some cases, limit management’s ability to grow and improve the profitability of the Company’s business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Legal, Regulatory and Market Conduct Matters

Failure to comply with laws or to conduct the Company’s business consistent with changing regulatory or public expectations could adversely impact the Company’s reputation and may lead to regulatory proceedings, penalties and litigation.  The Company’s business is based on public trust and confidence and any damage to that trust or confidence could cause customers not to buy, or to redeem, the Company’s products.  The Company also faces a significant risk of litigation in the ordinary course of operating its business, including the risk of class action law suits.

Insurance and securities regulatory authorities in certain jurisdictions regularly make inquiries, conduct investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance and securities laws and regulations.  These laws and regulations are primarily intended to protect policyholders and generally grant supervisory authorities broad administrative powers.  Changes in these laws and regulations, or in the interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus, could have a material adverse effect on the Company’s business and liquidity.  Compliance with these laws and regulations also is time consuming and personnel-intensive, and changes in these laws and regulations may increase materially the Company’s direct and indirect compliance costs and other expenses of doing business, thus having a material adverse effect on the Company’s business, financial position and results of operations.

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

Products which offer complex features, options and/or guarantees require increasingly complex pricing models, methods and/or assumptions leading to additional levels of uncertainty.  The risk of mis-pricing increases with the number and inherent volatility of assumptions needed to model a product.  Past experience data supplemented with future trend assumptions may be poor predictors of future experience.  Lack of experience data on new products or new customer segments increases the risk that future actual experience will unfold differently from expected assumptions.  External environmental factors may introduce new risk drivers which were unanticipated during the product design stage and have an adverse effect on the financial performance of the product.  Policyholder sophistication and behavior in the future may vary from what was assumed at the time the product was designed, adversely affecting the financial performance of a product.

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

Changes in reinsurance market conditions may adversely impact the availability and/or cost of maintaining existing or securing new requisite reinsurance capacity, with adverse impacts on the Company’s profitability.  This also could adversely affect the Company’s willingness and/or ability to write certain lines of future business in the future.

Reinsurance does not relieve the Company’s insurance businesses of their direct liability to policyholders and accordingly, the Company bears credit risk with respect to its reinsurers.  Although the Company deals primarily with affiliated and highly-rated-third-party reinsurers, deterioration in their credit ratings or their insolvency, inability or unwillingness to make payments under the terms of their reinsurance agreement could have an adverse effect on the Company’s profitability and financial position.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Policyholder Behavior

Policy behavior risk is the risk of financial loss due to poor estimation or deterioration in the behavior of policyholders resulting in a higher lapse of policies or exercise of other embedded policy options than originally anticipated in the product design or pricing stage.

Many of the Company’s products include some form of embedded policyholder option.  These could range from simple options relating to surrender/termination to more complex options relating to payment of premiums or embedded options relating to various benefit and coverage provisions.  Changes in the frequency or pattern with which these options are elected (relative to those assumed in the design and pricing of these benefits) could have an adverse impact on the Company’s profitability and financial position.

Distribution Channels

The inability of the Company to attract and retain intermediaries and agents to distribute the Company’s products could materially impact the Company’s sales and results of operations.

The Company distributes its products through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers and other third-party organizations.  The Company competes with other financial institutions to attract and retain these intermediaries and agents on the basis of its product offerings, compensation, support services and financial position.  The Company’s sales and results of operations could be materially adversely affected if it is unsuccessful in attracting and retaining these intermediaries and agents.

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

Please refer to Part II, Item 7A of this annual report on Form 10-K for further discussions regarding Foreign Currency Exchange Risk.

Competition

Competition from financial services companies, including banks, mutual fund companies, financial planners, insurance companies and other providers is intense and could adversely impact the Company’s business.

The businesses in which the Company engages are highly competitive, with several factors affecting the Company’s ability to sell its products, including price and yields offered, financial strength ratings, range of product lines and product quality, claims-paying ratings, brand strength and name recognition, investment management performance, historical dividend levels and the ability to provide value-added services to distributors and customers.  In certain markets, some of the Company’s competitors may be superior to the Company on one or more of these factors, such as the strength of distribution arrangements or the ability to offer a broader array of products.

Product development and product life cycles have shortened in many product segments, leading to more intense competition with respect to product features.  This shortened product life cycle increases the Company’s product development and administrative costs and reduces the time frame over which capital expenditures can be recovered.  Regulatory and compliance costs also generally rise with increases in the range and complexity of the Company’s product portfolio.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Competition (continued)

The Company has many large and well-capitalized competitors with access to significant resources.  Among other things, the competition in these industries throughout the world has resulted in a trend towards the global consolidation of the financial services industry including, in particular, the insurance, banking and investment management sectors.  To the extent that consolidation continues, the Company will increasingly face more competition from large, well-capitalized financial services companies in each jurisdiction in which it operates.  Larger life insurers can sustain profitable growth and provide superior customer service by investing heavily in such fundamental activities as brand equity, product development, technology, risk management and distribution capability.  There can be no assurance that this increasing level of competition will not adversely affect the Company’s businesses.

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

The Company makes extensive use of financial models in a wide range of business applications including product development and pricing, capital management, valuation, financial reporting, planning and risk management.

Model risk can arise from many sources including inappropriate methodologies, inappropriate assumptions or parameters, incorrect use of source data, inaccurate or untimely source data, incorrect application and operator errors.  Increasing product complexity due to new features and regulatory expectations is driving more complex models, which may increase the risk of error.  If assumptions are erroneous, or data or calculation errors occur in the models, this could result in a negative impact on the Company’s results of operations and financial position.

Many of the Company’s methods and models for managing risk and exposures are based upon the use of observed historical precedent for financial market behavior, credit experience and insurance risks.  As a result, these methods may not fully predict future risk exposures, which could be significantly greater than the Company’s historical measures indicate.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophic occurrence or other matters that are publicly available or otherwise accessible to the Company; however, this information may not always be accurate, complete, current properly evaluated or necessarily indicative of ultimate realized experience.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Longevity

Longevity Risk is the potential for economic loss, accounting loss or volatility in earnings arising from unpredictable mortality improvement, such as a major medical breakthrough extending the human life span.  Longevity risk affects contracts where benefits are based upon the likelihood of survival, such as annuities or pensions.

Many of the Company’s Wealth Management products provide benefits over the policyholder’s lifetime.  Higher than expected ongoing improvements in human life expectancy could therefore increase the ultimate cost of providing these benefits, thereby requiring a strengthening in policyholder liabilities and resulting in reductions in the Company’s net income and capital.

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

Although the Company has implemented and periodically tests its business continuity, crisis management and disaster recovery plans, a sustained failure of one or more of the Company’s key business processes or systems could materially and adversely impact the Company’s business and operations and its employees.  In addition, because some of the Company’s business processes are performed by third parties and some of the Company’s systems interface with and are dependent on third-party systems, the Company could experience service interruptions if third-party operations or systems fail or experience interruptions.

Information System Security and Privacy/ System & Control Failure

A serious security breach of the Company’s systems or the information stored, processed or transmitted on these systems could damage the Company’s reputation or result in liability.  The Company may be vulnerable to physical break-ins, computer viruses, system break-ins by hackers, programming and/or human errors, fraud or similar disruptive problems.  There also is a risk that certain internal controls could fail due to human or system error, which could create and/or exacerbate the consequences from such events.  Such events could have an adverse effect on the Company’s results of operations and reputation.

The Company retains data used for business transactions and financial reporting, as well as personal information about its customers and employees in its computer and other record retention systems.  It also provides customers with on-line access to certain products and services.  Although the Company has implemented extensive security measures to safeguard the confidentiality, integrity and availability of information, it is not possible to fully eliminate security and privacy risk.

The Company periodically needs to update or change its systems to meet business needs.  Although every reasonable precaution is taken to ensure these changes succeed, it is not possible to fully eliminate the risk of business disruption.  Some of these changes or upgrades are extremely complex and there is a chance that an undetected technical flaw may be present that, when implemented, stops or disrupts the Company’s critical information technology systems or business applications.

Dependence on Third-Party Relationships

Dependence on third-party relationships is the risk that third-parties (e.g., key service providers, entities to which the Company has outsourced certain functions.) do not provide the contracted service at the cost and quality levels expected.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Attracting and Retaining Talent

Attracting, retaining and maintaining the engagement of qualified employees, including executives, sales representatives and employees with business critical skills is challenging in the current economic environment.  If the Company is unable to attract, retain and engage qualified employees, sales representatives and executives, its ability to achieve its business objectives, including operational, financial and growth goals, could be adversely affected.

Environmental Risk

Environmental risk is the potential for financial or reputation loss arising from an adverse environmental event (e.g., a toxic spills) and may arise from the Company’s direct ownership of property, or from loans, bonds or stocks in which the Company has invested.

The Company’s reputation and, hence, ability to successfully build its business and brand, may be adversely affected if the Company, a tenant or a mortgagor contravenes, or is perceived to have contravened environmental laws or regulations or accepted environmental practice.

In addition, the Company’s financial performance may be adversely affected if it does not adequately prepare for the potential direct or indirect negative economic impacts of climate change which may affect the Company. Potential economic impacts of climate change include:

➢
Business losses and disruptions caused by climate change resulting from extreme weather, rising sea levels, heat waves, severe storms, wildfires, floods and droughts and the resulting disruption to water, air and food supplies;

➢
Implications of the development of a legal and regulatory framework to address climate change, such as potential disruption or increased cost of oil-dependent transportation, increased fuel and electricity costs and costs associated with new building requirements; and

➢
Health risks and increased mortality resulting from pollution and climate change and its impact on water and food supplies and the distribution of organism-borne, food-borne and waterborne infectious diseases.

Interaction of Risks

The risk factors outlined above may occur independently or in various combinations.  Certain loss events may give rise to multiple risks occurring simultaneously or in relatively rapid succession.  For example, a major global pandemic could have a material adverse impact on the Company’s mortality and claims experience.  Such an event also may trigger adverse global capital markets developments, including a downturn in equity market levels and interest rates, increased volatility and credit deterioration.  Operational risks also could arise due to rising employee absenteeism and potential disruptions in third-party service arrangements.

While a number of the factors outlined above reference certain risk inter-dependencies and relationships between risk categories or factors, they do not represent a complete inventory.  It should be noted that these inter-dependencies and relationships will continue to develop and change over time, and their combined adverse impact on the Company’s profitability and financial position could be significantly greater than the sum of their individual impacts.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s home office consists of four office buildings located in Wellesley Hills, Massachusetts.  The Company owns this facility and leases it to SLOC under a renewable lease, with terms not exceeding five years.  The home office of SLNY consists of office space in New York, New York, and is leased from an unrelated party. The Company is party to a guarantee agreement under which it guarantees the payment obligations of SLFD, under an office lease dated April 13, 2007.

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

Item 4. (Removed and Reserved)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a direct wholly-owned subsidiary of the Parent and there is no market for its common stock.  The Company distributed all of the issued and outstanding common stock of Sun Life Vermont in the form of a dividend to the Parent on December 31, 2009.  The Company paid no dividends to the Parent in 2008.  There are legal limitations governing the extent to which the Company may pay dividends as noted and described in Note 19 of the Company’s consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

Item 6. Selected Financial Data.

Omitted pursuant to Instruction I(2)(a) to Form 10-K.  Please refer to Part II, Item 7 of this annual report on Form 10-K for management’s narrative analysis of results of operations.

Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is management’s narrative analysis of the Company’s results of operations explaining the reasons of material changes in the Company’s Consolidated Statements of Operations between the years ended December 31, 2009 and December 31, 2008.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact and provides a safe harbor for such statements.  This discussion may include forward-looking statements by the Company.  These statements may relate to such topics as product sales, volume growth, market share, market and interest rate risk, and financial goals.  It is important to understand that such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate, including but not limited to those set of forth in Part I, Item 1A of this annual report, Risk Factors.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions.  The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.  Further details related to the Company’s accounting policies are described in the notes to the consolidated financial statements, which can be found in Part II, Item 8 of this annual report on Form 10-K.

Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to investment-type contracts, primarily deferred annuity, UL and guaranteed investment contracts (“GICs”) are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized and unrealized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Value of Business and Customer Renewals Acquired

The value of business acquired (“VOBA”) represents the actuarially determined present value of projected future gross profits from in-force policies from acquired businesses.   VOBA is amortized in proportion to the projected emergence of profits or premium income over the estimated life of the purchased block of business or the period to the first renewal of the transferred business.

The value of customer renewals acquired (“VOCRA”) represents the actuarially determined present value of projected future profits arising from the existing in-force business to the next policy renewal date.  VOCRA is amortized in proportion to the projected premium income over the period from the first renewal date to the end of the projected life of the policies.

Investments – Derivatives

The Company uses derivative financial instruments for risk management purposes to economically hedge against specific interest rate risk, to economically hedge guaranteed benefits in its variable products, to alter investment exposures arising from mismatches between assets and liabilities, and to minimize the Company’s exposure to fluctuations in interest rates, foreign currency exchange rates and equity market conditions.  The derivative instruments used by the Company include swap agreements, swaptions, call/put options and futures.  The Company also records derivatives for certain guaranteed benefits embedded in variable and fixed indexed annuity products at fair value.  The Company does not employ hedge accounting treatment.  The Company believes that these derivatives provide economic hedges against the risks noted and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” is not justified.  As a result, the unrealized gains and losses are recognized immediately in net derivative income.  Changes in the level of interest rates or equity markets will cause the value of these derivatives to change.  Since a portion of the liabilities that are being hedged are not carried at fair value, the changes in the fair value of the derivatives will cause fluctuation in the reported earnings from period to period as foreign currency exchange rates, equity markets and interest rate change.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement

Effective January 1, 2008, the Company adopted FASB ASC Topic 820 “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable, unrelated willing parties at the measurement date, using inputs, including assumptions and estimates, a market participant would utilize.  Due to these assumptions and estimates, the amount that may be realized in a true sale may differ significantly from the estimated fair value.  In determining fair value, the Company uses various methods including market, income and cost approaches.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs, including third-party pricing services, independent broker quotes, and pricing models.

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

The following table presents the fair value of assets and liabilities, as categorized in the Company’s fair value hierarchy as of December 31, 2009 (in 000’s):

	Total Fair Value	Percentage of Total Fair Value
Assets
Quoted prices in active markets for identical assets or liabilities (“Level 1”)	$ 21,694,845	54.9%
Measured using observable inputs (“Level 2”)	16,819,679	42.6
Measured using unobservable inputs (“Level 3”)	970,059	2.5
Total assets measured at fair value	39,484,583	100.0

Liabilities
Level 1	65,293	6.2
Level 2	548,340	52.8
Level 3	425,770	41.0
Total liabilities measured at fair value	$ 1,039,403	100.0%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement (continued)

The following table presents the fair value of Level 3 assets and liabilities as a percentage of total assets and liabilities measured at fair value as of December 31, 2009 (in 000’s):

	Level 3	Total Fair Value	Percentage of Total Fair Value
Assets
Available-for-sale fixed maturity securities	$ 9,903	$ 1,175,516	0.8%
Trading fixed maturity securities	403,494	11,130,522	3.6
Other investments and cash	8,821	3,351,194	0.3
Separate account assets	547,841	23,827,351	2.3
Total assets measured at fair value	970,059	39,484,583	2.5

Liabilities
Other policy liabilities	391,421	406,456	96.3
Derivative instruments and other liabilities	34,349	632,947	5.4
Total liabilities measured at fair value	$ 425,770	$ 1,039,403	41.0%

The following table presents the fair value of assets and liabilities, as categorized in the Company’s fair value hierarchy as of December 31, 2008 (in 000’s):

	Total Fair Value	Percentage of Total Fair Value
Assets
Level 1	$ 2,539,368	7.2%
Level 2	31,141,068	88.7
Level 3	1,422,853	4.1
Total assets measured at fair value	35,103,289	100.0

Liabilities
Level 1	110,352	4.7
Level 2	1,378,665	59.1
Level 3	842,901	36.2
Total liabilities measured at fair value	$ 2,331,918	100.0%

The following table presents the fair value of Level 3 assets and liabilities as a percentage of total assets and liabilities measured at fair value as of December 31, 2008 (in 000’s):

	Level 3	Total Fair Value	Percentage of Total Fair Value
Assets
Available-for-sale fixed maturity securities	$ 12,354	$ 674,020	1.8%
Trading fixed maturity securities	605,958	11,762,146	5.2
Other investments and cash	2,668	2,531,197	0.1
Separate account assets	801,873	20,135,926	3.9
Total assets measured at fair value	1,422,853	35,103,289	4.1

Liabilities
Other policy liabilities	800,835	750,043	106.8
Derivative instruments and other liabilities	42,066	1,581,875	2.7
Total liabilities measured at fair value	$ 842,901	$ 2,331,918	36.2%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement (continued)

With regard to the assets included in Level 3, the fixed maturity securities are made up primarily of asset-backed securities (“ABS”), collateralized mortgage obligations (“CMO”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”). During the year ended December 31 2009, the Company has transferred approximately $257.3 million of net assets out of Level 3, primarily due to improvements in the level of observability of inputs used to price certain trading fixed maturity securities.  Approximately $134.9 million of the market losses included in earnings for the twelve-month period ended December 31, 2009, are primarily related to ABS, CMO, RMBS, and CMBS securities, classified as held-for-trading which are measured using  significant unobservable inputs.

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

Derivative Financial Instruments

In determining the fair value of the Company’s derivative financial instruments, including swaps, options, and futures, the Company considers counterparty credit risk, as well as its own credit risk.  In order to mitigate credit risk exposure, the Company transacts with counterparties that have a similar rating as the Company, prices its derivative liabilities based on its own credit rating, and generally holds collateral service agreements for its net derivative exposure with each counterparty.

The Company also uses credit valuation adjustments (“CVAs”) to properly reflect the component of fair value of derivative instruments that arises from default risk.  CVAs are based on a methodology that uses credit default swap spreads as a key input in determining an implied level of expected loss over the total life of the derivative contact. The counterparty or the Company’s credit spreads from bond yields are used where no observable credit default swap spreads are available.  CVAs are intended to achieve a fair value of the underlying contracts and are normally based on publicly available information. The CVAs also take into account contractual factors designed to reduce the Company’s credit exposure to each counterparty, such as collateral and legal rights of offset.

The derivative instrument receivable included in Level 3 relates to certain interest rate swaps.  At December 31, 2009 and 2008, the value of these swaps was $8.8 million and $2.7 million, respectively. The derivative instrument payable included in Level 3 relates to the Company’s agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”) (see Note 1 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for a discussion of the CARS Trust).  At December 31, 2009 and 2008, the value of the derivative instrument payable held in Level 3 was $34.3 million and $42.1 million, respectively.  Approximately $8.0 million of market gains included in earnings for the year ended December 31, 2009, are related to the Level 3 derivative instruments, which are measured using significant unobservable inputs.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement (continued)

Embedded Derivatives

The Company also holds derivatives which are embedded in its insurance contracts.  The Company includes the following unobservable inputs in its calculation of the embedded derivatives:

Actively-Managed Volatility Adjustments - This component incorporates the basis differential between the observable implied volatilities for each index and the actively-managed funds underlying the variable annuity product.  The adjustment is based on historical actively-managed fund volatilities and historical weighted-average index volatilities.

Credit Standing Adjustment - This component makes an adjustment that market participants would make to reflect the non-performance risk associated with the embedded derivatives.  The adjustment is based on the published credit spread for AA- rated corporate bonds, which have ratings that are equivalent to the rating of the Company.

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

At December 31, 2009 and 2008, the value of embedded derivative liabilities held in Level 3 was $391.4 million and $800.8 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Fixed Maturity Securities

The Company determines the fair value of its fixed maturity securities using three primary pricing methods: third-party pricing services, independent non-binding broker quotes, and pricing models.  Prices are first sought from third-party pricing services; the remaining unpriced securities are priced using one of the remaining two methods.  The Company generally does not adjust quotes or prices obtained from brokers or pricing services.  Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on broker prices are classified as Level 3.

The following table presents the fair value of fixed maturity securities by pricing source and the categorization in the Company’s fair value hierarchy as of December 31, 2009 (in 000’s).

	Level 1	Level 2	Level 3	Total	Percentage of Total Fair Value
Priced via third-party pricing services	$ 542,254	$ 10,080,802	$ -	$ 10,623,056	86.3%
Priced via independent broker quotes	-	-	348,603	348,603	2.8
Priced via pricing models	-	1,269,585	64,794	1,334,379	10.9
Total	$ 542,254	$ 11,350,387	$ 413,397	$ 12,306,038	100.0%

The following table presents the fair value of fixed maturity securities by pricing source and the categorization in the Company’s fair value hierarchy as of December 31, 2008 (in 000’s).

	Level 1	Level 2	Level 3	Total	Percentage of Total Fair Value
Priced via third-party pricing services	$ 502,210	$ 10,031,384	$ 179,276	$ 10,712,870	86.1%
Priced via independent broker quotes	-	1,933	324,337	326,270	2.6
Priced via pricing models	-	1,282,327	114,699	1,397,026	11.3
Total	$ 502,210	$ 11,315,644	$ 618,312	$ 12,436,166	100.0%

Third-party pricing services derive security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.  In some circumstances, third-party pricing services may price certain securities via independent broker quotes which utilize inputs that may be difficult to corroborate with observable market-based data.  In accordance with FASB ASC Topic 820, the Company has analyzed the third-party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate FASB ASC Topic 820 fair value hierarchy level based upon trading activity and the observability of market inputs.

Structured securities are priced using a fair value model or independent broker quotes.  CMBS are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  Other CMO and ABS are priced using pricing models or independent broker quotations.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, RMBS, CMBS and CMOs.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Fixed Maturity Securities (continued)

At December 31, 2009, $282.3 million of structured securities classified as ABS, CMO, RMBS and CMBS, are classified as Level 3.  This represents 68.3% of the total Level 3 fixed maturity securities and 12.8% of the total structured securities at December 31, 2009.

At December 31, 2008, $466.7 million of structured securities are classified as Level 3.  This represents 75.5% of the total Level 3 fixed maturity securities and 20.4% of the total structured securities at December 31, 2008.

For privately placed fixed maturity securities, fair values are estimated using a fair value model, which take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately placed fixed maturity securities are also priced using market prices or dealer quotes.  The Company’s ability to liquidate positions in privately placed fixed securities could be impacted to a significant degree by the lack of an actively traded market.  Although the Company believes that its estimates reasonably reflect the fair value of those instruments, its key assumptions about risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

The Company’s fixed maturity securities are classified as either trading or as available-for-sale.  The changes in fair value of trading securities are recorded as a component of net investment income.  The changes in fair value of available-for-sale securities are recorded in other comprehensive income.  Securities which the Company has elected to measure at fair value under FASB ASC Topic 825 “Financial Instruments” are classified as trading securities.  Although classified as trading securities, the Company’s intent is to not sell these securities in the near term.

The Company validates the prices obtained from its third-party pricing services quarterly through a variety of methods, including subjecting prices to a tolerance range based on market conditions.  The Company performs further testing on those securities whose prices do not fall within the pre-established tolerance range.  This testing includes looking at specific market events that may affect pricing or obtaining additional information or new prices from a third-party pricing service.  Additionally, the Company makes a selection of securities from its portfolio and compares the price received from its third-party pricing services to an independent source, creates option adjusted spreads for each security, or obtains additional broker quotes to corroborate the current market price.  At December 31, 2009, the Company found no material variances between the prices received from third-party pricing sources and the results of its testing.

The Company discontinues the accrual of income on its holdings for issuers that are in default.  Investment income would have increased by $4.3 million and $4.6 million for the years ended December 31, 2009 and 2008, respectively, if these holdings were performing.  As of December 31, 2009 and 2008, the fair market value of holdings for issuers in default was $26.0 million and $17.9 million, respectively.

Other-Than-Temporary Impairments on Available-for-Sale Fixed Maturity Securities

The Company's accounting policy for impairment requires recognition of other-than-temporary impairment (“OTTI”) write-downs in accordance with FASB ASC Topic 320 “Fair Value Measurement and Disclosure.”  An OTTI loss is recognized and recorded as a charge to earnings for the full amount of the impairment (the difference between the current carrying amount and fair value of the security) if the Company intends to sell, or if it is more likely than not that it will be required to sell, the impaired security prior to recovery of its cost basis.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, namely, credit loss and non-credit loss.  The credit loss portion is charged to net realized investment losses in the consolidated statements of operations, while the non-credit loss is charged to other comprehensive income (loss).  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings.  Refer to Note 1 and Note 4 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further details about the Company’s recognition and disclosure of OTTI loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Policy Liabilities and Accruals

The Company’s policy liabilities include amounts reserved for future policy benefits payable upon contingent events as well as liabilities for unpaid claims due as of the statement date.  Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. Policy liabilities also are comprised of:

➢	Reserves held for annuity contracts including group pension and payout annuity payments are calculated using the best-estimate interest and decrement assumptions;

➢
Reserves held for product guarantees on variable annuity products, such as guaranteed minimum death benefits, are equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments;

➢
Reserves for universal life contracts which are held for the coverage of guaranteed benefits (such as riders, conversions from group policies and benefits provided under market conduct settlements) that are greater than the policy account value; and

➢	Reserves held for group life and health contracts are calculated using standard actuarial methods recognized by the American Academy of Actuaries.

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities, single premium whole life (“SPWL”) policies, GICs and funding agreements.  The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, partial withdrawals and surrenders.  The liabilities are not reduced by surrender charges.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for current and deferred income taxes and recognizes reserves for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”

Under the applicable asset and liability method for recording deferred income taxes, deferred taxes are recognized when assets and liabilities have different values for financial statement and tax reporting purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company’s differences between the bases of assets and liabilities used for financial statement versus tax reporting primarily result from actuarial liabilities, policy acquisition expenses, unrealized gains and losses on investments, and net operating loss (“NOL”) carryforwards, as well as a capital loss carryforward generated in 2009.

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

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

The twelve-month period ended December 31, 2009 as compared to the twelve-month period ended December 31, 2008:

Net Income

The Company’s net income (loss) was $981.5 million and $(2,234.8) million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The significant changes are described below.

Discontinued Operations

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of the Company’s wholly-owned subsidiary, Sun Life Vermont, to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and was not included in the Company’s consolidated balance sheet at December 31, 2009.  In addition, Sun Life Vermont’s net income (loss) is separately presented as income (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations.  The following table provides a summary of operations for Sun Life Vermont for the years ended December 31 (in 000's):

	2009	2008

Total revenues	$191,965	$29,031
Total benefits and expenses	46,304	181,407
Income (loss) before income taxes expense (benefit)	145,661	(152,376)

Net income (loss)	$104,971	$(109,336)

Total general account assets	$2,658,090	$2,385,104

Sun Life Vermont’s revenues increased by $162.9 million in 2009 as compared with 2008.  The increase was primarily due to an increase of $483.0 million in derivative income, offset by decreases of $155.5 million and $164.6 million in net investment income and fee and other income, respectively.

The increase of $483.0 million in derivative income resulted from an increase of $308.7 million of income from interest rate swaps held by Sun Life Vermont and an increase of $174.3 million from a net favorable change in the fair value of embedded derivative liabilities which was primarily due to improvement in the equity market in 2009.  The $308.7 million increase from interest rate swaps resulted from changes in the applicable interest rates.

The decrease of $155.5 million in net investment income resulted primarily from an increase of $297.1 million in the fair value of securities in the trading portfolio, offset by a $473.6 million decrease in investment income assumed from SLOC.  The $297.1 million increase in the fair value of securities in the trading portfolio was caused by credit spreads tightening considerably during 2009.  The $164.6 million decrease in fees and other income was primarily due to $164.2 million in negative amortization of unearned revenue due to the decrease in actual gross profit related to certain UL products Sun Life Vermont assumed from SLOC.

Sun Life Vermont’s benefits and expenses decreased by $135.1 million in 2009 as compared with 2008.  The $135.1 million decrease was primarily due to decreases in interest expense of $24.8 million; policyowner benefits of $39.2 million; DAC amortization of $57.9 million; and other operating expenses of $17.1 million.

Interest expense decreased by $24.8 million due to a decrease in the floating interest rate of the surplus note issued by Sun Life Vermont.  The $39.2 million decrease in policyowner benefits resulted primarily from a decreases in actuarial reserves assumed from SLOC.  The decrease in DAC amortization by $57.9 million is related to the decrease in investment income assumed from SLOC.  The $17.1 million decrease in other operating expenses was due primarily to the discontinued sale, beginning January 1, 2009, of certain UL policies for which Sun Life Vermont assumed the risk from SLOC.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Continuing operations

The significant changes in the Company’s statements of operations during 2009 as compared to 2008, excluding Sun Life Vermont are described below:

REVENUES

Total revenues were $3,021.0 million and $(2,041.2) million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  Changes in the components of total revenues are discussed below:

Premium and annuity considerations - were $134.2 million and $122.7 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The $11.5 million increase was primarily attributable to a $10.7 million increase in group stop loss premiums, a $4.4 million increase in group disability premiums and a $5.2 million increase in group dental premiums, offset by a $6.5 million decrease in group health premiums and a $2.3 million decrease in annuity considerations.  The increase in group stop loss and group disability premiums was due to increased sales.  The decrease in group health premiums reflects the Company’s decision to discontinue the sale of group fully-insured medical products.  This block of business expired at the end 2009.

Net investment income (loss) - was $2,582.3 million and $(1,970.4) million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  Investment income, excluding the mark to market of the trading portfolio, partnership income, and assumed and ceded investment income, was $643.9 million and $687.1 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The decrease of $43.2 million during 2009, as compared to 2008, was the result of lower average investment yield which decreased investment income by approximately $54.7 million, offset by higher average invested assets which increased investment income by approximately $11.5 million.

The change in investment income (loss) related to mark-to-market of the trading portfolio and partnership income was $4,671.5 million.  Of the $4,671.5 change, $4,690.5 million was due to $2,086.7 million of investment income during the year ended December 31, 2009 as compared to a $(2,603.8) million investment loss during the year ended December 31, 2008, related to changes in the market value of the trading portfolio in the respective years.  The market value of the Company’s trading portfolio decreased in 2008, primarily due to the widening of credit spreads which were greater than the overall decrease in risk free rates during the year.  During the year ended December 31, 2009, the credit spreads tightened with the improvement in the market conditions and resulted in the recovery of the market value of the Company’s trading portfolio to its pre-loss levels.  The $4,690.5 million change related to the trading portfolio was partially offset by a $19.0 million decrease in the fair value of the limited partnership investments primarily related to impairments.

Investment income on funds withheld reinsurance portfolios is included as a component of net investment income in the Company’s consolidated statements of operations.  The Company ceded net investment income of $139.1 million and $63.5 million for the twelve-month periods ended December 31, 2009 and 2008, respectively, related to the Company’s funds withheld reinsurance agreements between the Company and certain affiliates for SPWL and certain UL policies.

Net derivative loss - was $39.9 million and $605.5 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  Derivative income or loss primarily represents fair value changes of interest rate swaps resulting from the fluctuation of interest rates and the net interest received or paid on swap agreements.  Generally, as interest rates decline, the market value of the Company's interest rate swaps decreases, due to the Company paying fixed interest rates and receiving floating interest rates on a significant portion of the interest rate swaps.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Net derivative loss (continued)

Net derivative loss for the years ended December 31 consisted of the following (in 000’s):

	2009	2008

Net expense on swap agreements	$(91,432)	$(46,245)
Change in fair value of swap agreements (interest rate, currency, and equity)	228,799	(450,182)
Change in fair value of options, futures and embedded derivatives	(177,269)	(109,031)

Net derivative loss	$(39,902)	$(605,458)

Net derivative loss for the twelve-month periods ended December 31, 2009 and 2008 includes an increase (decrease) in income of $228.8 million and $(450.2) million, respectively, related to an increase (decrease) in the fair value of interest rate swap agreements as a result of a change in the applicable interest rate.  The $679.0 million increase in income during the year ended December 31, 2009, as compared to the year ended December 31, 2008, was offset by a $386.3 million decrease in income related to changes in the fair values of call options and futures, which was negatively impacted by the improvement in the equity market, and by a $45.2 million decrease related to net interest expense on interest rate swaps.

The net income on embedded derivative liabilities for the twelve-month periods ended December 31, 2009 and 2008 was $239.1 million and $(79.0) million, respectively.  The $318.1 million increase in income on embedded derivative was primarily due to the decrease in the fair value of embedded derivative liabilities, related to the significant improvement in the equity market in 2009 as compared to 2008. This increase was partially offset by $166.1 million of derivative income, related to the decrease in the value of embedded derivative liabilities recognized, upon the Company’s adoption of FASB ASC Topic 820 on January 1, 2008.

All derivatives are recognized on the Company’s consolidated balance sheets at fair value.  Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in the Company’s consolidated statements of operations as a component of net derivative loss.  The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged items in accordance with the provisions of FASB ASC Topic 815 is not justified at this time.

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

Net realized investment (losses) gains, excluding impairment losses on available-for-sale securities - were $(36.7) million and $3.8 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The $40.5 million decrease during the twelve-month period ended December 31, 2009 as compared to the twelve-month period ended December 31, 2008, was primarily due to an increase in the provisions for estimated losses on mortgage loans.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Other-than-temporary impairment losses - were $4.8 million and $41.9 million for the twelve-month periods ended December 31, 2009 and 2008, respectively, related to available-for-sale fixed maturity securities.  The OTTI losses for the twelve-month period ended December 31, 2009 relate to credit losses and were recorded to earnings in accordance with certain aspects of FASB ASC Topic 320 that the Company adopted on April 1, 2009, as described in Note 4 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.  The Company did not incur any OTTI losses related to other factors during the twelve-month period ended December 31, 2009 and therefore did not recognize OTTI losses in other comprehensive income (loss).

Fee and other income – were $385.8 million and $450.0 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  Fee and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges and rider fees combined were $293.6 million and $306.1 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  Variable product fees represented 1.36% and 1.32% of the average variable annuity separate account balances for the twelve-month periods ended December 31, 2009 and 2008, respectively.  Average separate account assets were $21.6 billion and $23.3 billion for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The decrease in the average separate account assets was primarily related to the surrender of a reinsured bank-owned life insurance (“BOLI”) policy.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, UL and variable universal life (“VUL”) policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $20.1 million and $23.9 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees and administrative service fees.  Other income was $72.1 million and $120.0 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The $47.9 million decrease during the year ended December 31, 2009 was primarily due to ceded fee income.  The increase in ceded fee income relates to the reinsurance agreement between the Company and Sun Life Reinsurance (Barbados) No. 3 Corp. (“BarbCo 3”) which received regulatory approval on February 11, 2009.

BENEFITS AND EXPENSES

Total benefits and expenses were $1,808.8 million and $900.3 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The increase of $908.5 million was primarily due to the following:

Interest credited - to policyholders was $385.8 million and $531.3 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The $145.5 million decrease was the result of a lower average crediting rate, decreasing interest credited by $80.6 million as well as lower average policyholder balances, which decreased interest credited by $12.9 million.  During the year ended December 31, 2009, the Company changed the classification of certain expenses from interest credited to other operating expenses.  The reclassification accounts for the remainder of the decrease.

Interest expense - was $39.8 million and $60.3 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The $20.5 million decrease in interest expense was primarily due to a decrease in interest on the Company’s promissory and demand notes which was attributable to a decrease in the London Interbank Offered Rate (“LIBOR”) during 2009, as compared to 2008, and the promissory note redemption on December 29, 2008 of $62.0 million of the $80.0 million that the Company issued to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”), an affiliate.  The decrease was also due to interest related to unrecognized tax benefits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Policyholder benefits - were $110.4 million and $391.1 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The $280.7 million decrease in 2009 compared to 2008 was primarily due to a $284.0 million decrease in reserves and a $19.5 million decrease in benefits primarily related to reimbursements on a surrendered reinsured BOLI policy, offset by a $9.8 million increase in health benefits paid, a $6.6 million increase in death benefits and a $6.4 million increase in annuity payments.  The decrease in reserves was mainly attributable to reserves for guaranteed minimum death benefits (“GMDB”) on variable annuity products.  The decrease in GMDB reserves represents a decrease in the difference between guaranteed benefits and variable annuity account values.  Variable annuity account value increases are driven primarily by improvement in the equity markets.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Amortization expense was $1,013.7 million and $(917.7) million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The $1,931.4 million change in amortization expense during the year ended December 31 2009, as compared with the year ended December 31, 2008, was attributable to a $2,026.2 million increase in current period amortization expense and interest on the DAC asset and a $326.9 million write-down of DAC due to loss recognition, offset by a $421.7 million decrease in expense, related to decreases in estimated gross profits.

The $2,026.2 million increase in current period amortization expense and interest was primarily due to improvement in actual gross profits in 2009, relative to 2008, which was mostly related to changes in the liabilities held for guaranteed minimum benefits on certain variable annuity products, as a result of changes in equity markets, and to changes in the fair value of trading fixed maturity investments during the periods.  The Company tested its DAC asset for future recoverability and determined that this asset was not impaired at December 31, 2009.  The DAC asset under GAAP cannot exceed accumulated deferrals, plus interest.  At December 31, 2009 and 2008, the Company reached the cap for its DAC asset related to certain fixed and fixed index annuity products and reported the DAC asset for these products at historical accumulated deferrals with interest.

The Company tests its DAC asset for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP liability, net of DAC, to the present value of future expected gross profits.  The Company concluded that the GAAP liability, net of DAC, for certain annuity products at December 31, 2009 was higher than the present value of future expected gross profits of these products and recorded a loss recognition charge of $326.9 million to amortization expense in the Wealth Management Segment for the year ended December 31, 2009.  The Company did not record any expenses related to loss recognition testing for the year ended December 31, 2008.

The $421.7 million decrease in current period amortization expense related to decreases in estimated gross profits was driven by updates to profitability projections due to actual changes to in-force policies, assumption changes and model changes primary related to variable annuity products.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business from the Company’s acquisition of Keyport Life Insurance Company (“Keyport”) and the May 31, 2007 asset transfer from SLHIC to SLNY.  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization was $11.0 million and $(127.9) million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The $138.9 million increase in amortization expense primarily related to the $126.6 million negative VOBA amortization expense in 2008 due to negative gross profits during the year ended December 31, 2008.

The Company tests its VOBA asset for future recoverability and has determined that the asset is not impaired at December 31, 2009 and 2008.  The Company tests its VOCRA asset for future recoverability, and has determined that the VOCRA asset was impaired at December 31, 2009.  As a result, the Company recorded an impairment charge of $2.6 million to amortization expense during the year ended December 31, 2009.  The impairment charge was allocated to the Group Protection Segment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Goodwill Impairment - The Company completed the required impairment test of goodwill and indefinite-lived intangible assets during the second quarter of 2009 and concluded that these assets were not impaired.  Therefore, no impairment charge was recorded during the twelve-month period ended December 31, 2009.

During 2008, the Company, after performing its required impairment assessment and additional analysis of goodwill and indefinite-lived intangible assets, concluded that the goodwill obtained in connection with the purchase of Keyport was impaired.  As a result, the Company recorded an impairment charge of $701.5 million in the fourth quarter of 2008, which represented the entire balance of goodwill obtained in connection with the purchase of Keyport.  The impairment charge was allocated to the Wealth Management Segment.

Other operating expenses - were $248.2 million and $261.8 million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The $13.6 million decrease in 2009 as compared to 2008 was primarily due to a $17.8 million decrease in premium taxes driven by a decrease in BOLI sales in 2009 as compared to 2008, offset by a $4.2 million increase in other operating expenses.

Income tax expense (benefit) - was $335.6 million and $(815.9) million for the twelve-month periods ended December 31, 2009 and 2008, respectively.  The effective tax rates for the same periods were 27.7%.  The effective tax rate for the year ended December 31, 2009 differs from the U.S. federal statutory tax rate of 35% primarily due to a release of the valuation allowance against deferred tax assets for impairment losses on investment assets, tax benefits from the separate account dividends received deduction and tax credits.  The effective tax rate for the year ended December 31, 2008 differs from the U.S. federal statutory tax rate of 35% primarily due to an increase in the valuation allowance against deferred tax assets for impairment losses, offset by tax benefits from the separate account dividends received deduction and tax credits.  The increase in the valuation allowance during the year ended December 31, 2008 reduced the recorded tax benefit on the pre-tax loss incurred for that period, while the tax benefits referenced above served to increase the recorded tax benefit.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Results of Operations by Segment

The Company’s net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income from operations by segment, excluding the Sun Life Vermont discontinued operations.

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

The segment’s principal products are described below for the years ended December 31, 2009 and 2008:

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

Fixed Annuities - Fixed annuity products are primarily single premium deferred annuities (“SPDA”).  An SPDA policyholder typically makes a single premium payment at the time of issuance.  The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term and is reset annually thereafter for certain of the Company’s annuity products, subject to a guaranteed minimum rate.

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

The Company issued floating rate funding agreements to its affiliates, Sun Life Financial Global Funding III, L.L.C., Sun Life Financial Global Funding II, L.L.C., and Sun Life Financial Global Funding, L.L.C.  The impact of these agreements is described in Note 3 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Other - The Wealth Management Segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion and $1.6 billion at December 31, 2009 and 2008, respectively.  This entire block of business is reinsured on a funds withheld, coinsurance basis with SLOC.  The impact of the SPWL reinsurance agreement on the Company’s financial statements is described in Note 7 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

The Company markets its annuity products through an affiliated wholesale distribution organization, SLFD, and through a variety of unaffiliated retail and wholesale organizations, including securities brokers, financial institutions, insurance agents and financial advisers.

On September 6, 2006, the Company entered into an agreement with the CARS Trust, whereby the Company is the sole beneficiary of the CARS Trust.  The impact of this agreement on the Company’s financial statements is described in Note 1 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

The following is a summary of operations for the Wealth Management Segment for the years ended December 31 (in 000’s):

	2009	2008

Total revenues	$2,823,029	$(2,207,978)
Total benefits and expenses	1,623,582	645,665
Income (loss) before income taxes expense (benefit)	1,199,447	(2,853,643)

Net income (loss)	$798,360	$(2,017,095)

Separate account assets	$16,396,394	$12,149,690
General account assets	21,323,702	21,207,742
Total assets	$37,720,096	$33,357,432

The pre-tax income (loss) was $1,199.4 million and $(2,853.6) million for the years ended December 31, 2009 and 2008, respectively.  The significant changes are described below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Total revenues were $2,823.0 million and $(2,208.0) million for the years ended December 31, 2009 and 2008, respectively.  The $5,031.0 million increase was primarily due to a $4,476.5 million increase in investment income and a $597.0 million increase in net derivative income.  These favorable results were offset by decreases of $27.5 million in fees and other income and $17.7 million in net realized investment losses

The increase of $4,476.5 million in net investment income resulted primarily from a $4,567.5 million change in the fair market value of securities in the trading portfolio, primarily due to improvement in the market conditions in the year ended December 31, 2009, as compared to the year ended December 31, 2008.  The increase in investment income was offset by an increase in ceded investment income under funds withheld reinsurance agreements during the year ended December 31, 2009, as compared to the year ended December 31, 2008.  The change in ceded investment income was primarily due to the reinsurance of the SPWL policies to SLOC.  The increase was also offset by a decrease in average investment yields in 2009 as compared to 2008.

The increase of $597.0 million in net derivative income primarily related to the increase in the fair values of interest rate swap agreements as a result of changes in the applicable interest rate and currency exchange rates, as well as the decrease in the fair value of the embedded derivative liabilities which was primarily due to the significant improvement in the equity market in 2009 as compared to 2008.  This increase was offset by a decrease in income related to changes in the fair values of call options and futures, which was negatively impacted by the improvement in the equity markets and by decreases related to net interest expense on interest rate swaps.

The $27.5 million decrease in fee and other income was primarily due to decreases in mortality and expense charges, rider fees and administrative service fees which related to decreases in the average variable annuity separate account balances at December 31, 2009, as compared to December 31, 2008. The $17.7 million decrease in net realized investment losses was primarily due to an increase in the provisions for estimated losses on mortgage loans in 2009.

Total benefits and expenses were $1,623.6 million and $645.7 million for the years ended December 31, 2009 and 2008, respectively.  The increase of $977.9 million was primarily due to a $2,059.4 million increase in DAC and VOBA amortization expense and a $29.3 million increase in other operating expenses.  The increase in benefits and expenses was offset by decreases of $701.5 million, $268.9 million and $130.7 million related to goodwill impairment expense, policyowner benefits and interest credited, respectively.

The $2,059.4 million increase in DAC and VOBA amortization of was attributable to a $2,492.8 million increase in current period amortization expense and interest on the DAC asset, offset by $433.4 million decrease in expenses related to decreases in estimated gross profits.  The 2009 DAC amortization expense includes a $326.9 million charge related to loss recognition testing.  The $29.3 million increase in other operating expenses was primarily due to the change in classification of certain expenses from interest credited to other operating expenses during the twelve-month period ended December 31, 2009.  The increase was partially offset by cost reduction initiatives taken by the Company’s management during the first quarter of 2009.

During the year ended December 31, 2008, the Company determined that the goodwill allocated to the segment was impaired and recorded a $701.5 million impairment charge.  No impairment charge was recorded in the year ended December 31, 2009.

The $268.9 million decrease in policyowner benefits for the year ended December 31, 2009, as compared to 2008, was primarily due to a $287.3 million decrease in reserves, offset by a $13.9 million increase in death benefits paid and a $4.5 million increase in annuity payments.  The decrease in reserves was mainly attributable to reserves for GMDB on variable annuity products.

The $130.7 decrease in interest credited was the result of a lower average crediting rate which decreased interest credited by $74.5 million as well as lower average policyowner balances which decreased interest credited by $4.2 million.  The decrease in interest credited was also attributable to the change in classification of certain expenses from interest credited to other operating expenses during the year ended December 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Individual Protection Segment

The Individual Protection Segment markets individual UL and variable life insurance products, including VUL products marketed to individuals, corporate-owned life insurance (“COLI”) and BOLI.  UL products allow for flexible premiums and feature an investment return to policyholders at a specified rate declared by the Company.  VUL products allow for flexible premiums and variable rates of investment return; the policyholder directs how the cash value is invested and bears the investment risk.

The Company maintains reinsurance agreements with affiliates, including agreements with BarbCo 3 and SLOC.  In the agreement with BarbCo 3, which received regulatory approval on February 11, 2009, the Company cedes all of the risks associated with certain in-force corporate and bank-owned variable universal life and private placement variable universal life policies on a combination coinsurance, coinsurance with funds withheld and a modified coinsurance basis.  Future new business also will be reinsured under this agreement.  In addition, the Company’s subsidiary, SLNY, has a reinsurance agreement with SLOC under which SLOC will fund AXXX reserves, attributable to certain UL policies sold by SLNY.  Under this agreement, SLNY cedes, and SLOC assumes, on a funds withheld 90% coinsurance basis certain in-force policies.  Future new business also will be reinsured under this agreement.

The following provides a summary of operations for the Individual Protection Segment, excluding Sun Life Vermont, for the years ended December 31 (in 000's):

	2009	2008

Total revenues	$71,718	$84,326
Total benefits and expenses	40,477	120,197
Income (loss) before income tax expense (benefit)	31,241	(35,871)

Net income (loss)	$10,155	$(12,884)

Separate account assets	$6,929,928	$8,382,032
General account assets	1,997,532	1,387,832
Total assets	$8,927,460	$9,769,864

Total revenues were $71.7 million and $84.3 million for the years ended December 31, 2009 and 2008, respectively.  The $12.6 million decrease was primarily caused by decreases of $49.7 million and $40.5 million in derivative income and fee and other income, respectively, offset by an increase in net investment income of $78.5 million.

The increase of $78.5 million in net investment income resulted primarily from an increase of $96.0 million in the fair value of securities in the trading portfolio, offset by a $13.0 million decrease in investment income related to the segment’s ceding of investment income, and a $5.4 million decrease in interest income.  The $96.0 million increase in the fair value of securities in the trading portfolio resulted from credit spreads tightening considerably during 2009.

The decrease of $49.7 million in derivative income resulted from a decrease in the fair value of the embedded derivatives caused by the recovery in fair value of funds withheld assets associated with the segment’s reinsurance agreements with affiliates.  The decrease of $40.5 million in fee and other income resulted primarily from decreases in separate account fees, administrative service and initial policy fees.

Total benefits and expenses were $40.5 million and $120.2 million for the years ended December 31, 2009 and 2008, respectively.  The $79.7 million decrease was primarily due to decreases of $53.9 million, $19.7 million and $14.8 million in other operating expenses, policyowner benefits and interest credited, respectively; these decreases were offset by an increase in DAC amortization of $11.3 million.

The most significant factors causing the $53.9 decline in other operating expenses are the ceding of $24.2 million and $4.3 million in commission expenses and premium taxes, respectively, related to the BarbCo 3 reinsurance agreement; and, a decrease in premium taxes of $11.2 million for COLI products.  The $19.7 million decrease in policyowner benefits primarily resulted from a $16.5 million experience rating refund for COLI products.  The $14.8 million decrease in interest credited resulted primarily from the ceding of $16.1 million in interest credited related to the BarbCo 3 reinsurance agreement.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, group dental and group short-term and long-term disability insurance products primarily to small and mid-size employers.  This segment operates only in the State of New York through the Company’s subsidiary, SLNY.

The following provides a summary of operations for the Group Protection Segment for the years ended December 31 (in 000’s):

	2009	2008

Total revenues	$135,242	$102,827
Total benefits and expenses	119,134	111,097
Income (loss) before income tax expense (benefit)	16,108	(8,270)

Net income (loss)	$10,470	$(5,335)

Total general account assets	$172,648	$164,123

The Group Protection Segment had pre-tax income (loss) of $16.1 million and $(8.3) million for year ended December 31, 2009 and 2008, respectively.  Total revenues for the year ended December 31, 2009 increased by $32.4 million, as compared to the year ended December 31, 2008.  The increase in revenues resulted mainly from increases in premiums and net investment income of $13.8 million and $18.6 million, respectively.  The increase in premiums was driven by increased direct in-force business within the group disability and group stop loss product areas.  The increase in net investment income was primarily attributable to the change in fair value of securities in the trading portfolio.

Total benefits and expenses for the year ended December 31, 2009 increased by $8.0 million in comparison to the year ended December 31, 2008.  The increase in benefits and expenses resulted from an increase in direct policyowner benefits of $12.4 million due to the growth of the in-force business.  The increase in direct expenses was offset by a decrease in assumed policyowner benefits of $4.4 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate Segment for the years ended December 31 (in 000’s):

	2009	2008

Total revenues	$(9,011)	$(20,340)
Total benefits and expenses	25,611	23,324
Loss before income tax benefit	(34,622)	(43,664)

Net income (loss)	$57,540	$(90,191)

Total general account assets	$755,730	$442,156

The Corporate Segment had a pre-tax loss of $34.6 million and $43.7 million for the years ended December 31, 2009 and 2008 respectively.  The $9.1 million decrease in loss was primarily attributable to a $32.0 million decrease in OTTI losses, an $18.2 million increase in derivative income, primarily related to the increase in fair value of interest rate swap agreements as a result of changes in the applicable interest rate and currency exchange rates, as well as a $3.9 million increase in fee and other income.  The favorable decrease in loss was offset by a $20.9 million decrease in net investment income and a $21.9 million increase in realized investment loss primarily due to an increase in the general provision for estimated mortgage loan losses held in the Company’s operating segments.  The decrease in net investment income was primarily due to lower earnings related to the limited partnership investments.

The income tax benefit for the year ended December 31, 2009, was primarily due to the release of pre-tax loss incurred for the year ended December 31, 2009, as well as the release of the recorded valuation allowance against deferred tax assets for impairment losses on investment assets.  The income tax expense for the year ended December 31, 2008, was primarily due to the valuation allowance recorded against deferred tax assets for impairment losses on investment assets, offset by the tax benefit on the pre-tax loss incurred for the twelve-month period ended December 31, 2008.

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

Investment Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  The Company is exposed to some credit risk within its investment portfolio, through its derivative counterparties and reinsurers.  Derivative counterparty credit risk is measured as the amount owed to the Company, based upon current market conditions and potential payment obligations between the Company and its counterparties.  The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads.

The Company’s management believes that its stringent investment management standards and practices have resulted in high-quality portfolios that have the effect of limiting credit risk.  In addition, it is the Company’s practice not to purchase below-investment-grade fixed income securities.  Credit risks associated with fixed income investments are managed by the Company in aggregate using detailed credit and underwriting policies, specific diversification requirements, comprehensive due diligence and ongoing credit analysis, aggregate counterparty exposure and asset sector and industry concentration limits, and monitoring against these pre-established limits.  Credit risks associated with derivative financial instruments, including swaps, options, and futures, are managed through consideration of counterparty credit risk, as well as the Company’s own credit risk.  In order to mitigate credit risk exposure, the Company transacts with counterparties that have a similar rating as the Company, prices its derivative liabilities based on its own credit rating, and generally holds collateral service agreements for its net derivative exposure with each counterparty.  Credit risk policies are subject to regular review and approval by senior management and by the Company’s board of directors.  The Company also manages credit risk through established investment policies which address the quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios.  These policies also are regularly reviewed and approved by senior management and by the Company’s board of directors.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Interest rate risk

The Company’s fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments.  They are also supported by holdings of real estate and floating rate notes.  All of these interest-bearing investments can include publicly issued and privately placed bonds and commercial mortgage loans.  Public bonds can include Treasury bonds, corporate bonds and money market instruments.  The Company’s fixed income portfolios also hold securitized assets, including CMO, CMBS and ABS.  These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines.  As a result of commercial mortgage securitization transactions involving assets formerly owned by the Company, the Company has retained subordinated interest certificates and interest-only certificates.

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

Significant features of the Company’s immunization models include:

➢	An economic or market value basis for both assets and liabilities;
➢	An option pricing methodology;
➢	The use of effective duration and convexity to measure interest rate sensitivity; and
➢	The use of key rate durations to estimate interest rate exposure at different points of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

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

Asset strategies may include the use of interest rate futures, options or swaps to adjust the duration profiles for particular portfolios.  All derivative transactions are conducted under written operating guidelines and are marked-to-market.  Total positions and exposures are reported to the Company’s board of directors on a quarterly basis.  The counterparties to hedging transactions are highly-rated financial institutions and are highly diversified.

The Company performed a sensitivity analysis on these interest-sensitive liabilities and investments at December 31, 2009.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of net assets and liabilities would decrease $36.9 million.

By comparison, fixed interest liabilities and investments held in the Company’s general account and non-unitized separate accounts at December 31, 2008 were tested for sensitivity to interest rates.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of net assets and liabilities would decrease by $110.4 million.

The Company produced these estimates using financial models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models’ estimates of duration and market values may not reflect what actually would occur.  The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results.

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

The Company utilizes put options and futures on the S&P 500 Index and other indices to hedge against stock market exposure inherent in the guaranteed minimum death and living benefit features contained within some of its variable annuity products.  At December 31, 2009 and 2008, the fair value of these options was $14.7 million and $132.6 million, respectively.  The Company has performed a sensitivity analysis on the effect of market changes and has determined that a 10% increase in the market would decrease the market value of the options by $7.5 million and $26.5 million at December 31, 2009 and 2008, respectively.  A decrease in the market of 10% would increase the market value by $17.0 million and $31.7 million at December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, the Company had $2.8 billion and $3.0 billion, respectively, in fixed index annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the S&P 500 Index.  The Company purchases S&P 500 Index options and futures to hedge the risk associated with the price appreciation component of its fixed index annuity liabilities.

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

Based upon the information and assumptions the Company used in its stress-test scenarios at December 31, 2009 and 2008, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would decrease by approximately $140.2 million and $(1.4) million, respectively.  Likewise, at December 31, 2009 and 2008, if the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will increase net assets by approximately $149.7 million and $(1.4) million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets, including the effects of changes in implied dividend yields, interest rates and fixed index annuity policy surrenders.

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

The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies, which establish capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.  Furthermore, declining equity markets may result in an increase in required capital for regulatory purposes.  However, management believes that the Company’s strong underlying business franchise, capital management capabilities, and capital contributions from the Parent will allow for adequate capital to satisfy regulatory requirements.  During the years ended December 31, 2009 and 2008, the Company received capital contributions totaling $748.7 million and $725.0 million, respectively, from the Parent to ensure that the Company continues to exceed certain capital requirements, prescribed by NAIC.

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

Through effective cash management and capital planning, the Company ensures that it is sufficiently funded and maintains adequate liquidity to meet its obligations.  At December 31, 2009, the Company, through its operational cash flows and various sources of liquidity (e.g., capital contributions from the Parent) had sufficient liquidity to meet all of its obligations.

Item 8.  Financial Statements and Supplementary Data.

Financial statements in the form required by Regulation S-X are set forth below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
For the Years Ended December 31,

	2009	2008	2007

Revenues:
Premiums and annuity considerations	$134,246	$122,733	$110,616
Net investment income (loss) (1) (Note 7)	2,582,307	(1,970,368)	1,060,485
Net derivative loss(2) (Note 4)	(39,902)	(605,458)	(189,650)
Net realized investment (losses) gains, excluding impairment losses on available-for-sale securities (Note 6)	(36,675)	3,801	7,044
Other-than-temporary impairment losses (3) (Note 4)	(4,834)	(41,864)	(68,092)
Fee and other income	385,836	449,991	474,554
Subordinated notes early redemption premium	-	-	25,578

Total revenues	3,020,978	(2,041,165)	1,420,535

Benefits and expenses:
Interest credited	385,768	531,276	625,328
Interest expense	39,780	60,285	92,890
Policyowner benefits	110,439	391,093	227,040
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired (4)	1,024,661	(1,045,640)	185,587
Goodwill impairment	-	701,450	-
Other operating expenses	248,156	261,819	276,769
Partnership capital securities early redemption payment	-	-	25,578

Total benefits and expenses	1,808,804	900,283	1,433,192

Income (loss) from continuing operations before income tax expense (benefit)	1,212,174	(2,941,448)	(12,657)

Income tax expense (benefit):
Federal	335,455	(815,949)	(29,126)
State	194	6	431
Income tax expense (benefit) (Note 11)	335,649	(815,943)	(28,695)

Net income (loss) from continuing operations	876,525	(2,125,505)	16,038

Income (loss) from discontinued operations, net of tax (Note 2)	104,971	(109,336)	8,984

Net income (loss)	$981,496	$(2,234,841)	$25,022

(1)Net investment income (loss) includes an increase (decrease) in market value of trading fixed maturity securities of $2,086.7 million, $(2,603.7) million and $(89.2) million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)Net derivative loss for the year ended December 31, 2008 includes $166.1 million of income related to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” which is further discussed in Note 5.

(3)The $4.8 million other-than-temporary impairment (“OTTI”) losses for year ended December 31, 2009 represent solely credit losses.  The Company incurred no non-credit OTTI losses during the year ended December 31, 2009 and as such, no non-credit OTTI losses were recognized in other comprehensive income (loss) for the period.

(4)Amortization of deferred policy acquisition costs and value of business and customer renewals acquired for the year ended December 31, 2008 includes $3.2 million of expenses related to the Company’s adoption of FASB ASC Topic 820, which is further discussed in Note 5.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

ASSETS	December 31, 2009	December 31, 2008
Investments
Available-for-sale fixed maturity securities, at fair value (amortized cost of $1,121,424 and $782,861 in 2009 and 2008, respectively) (Note 4)	$1,175,516	$674,020
Trading fixed maturity securities, at fair value (amortized cost of $12,042,961 and $14,909,429 in 2009 and 2008, respectively) (Note 4)	11,130,522	11,762,146
Short-term investments (Note 1)	1,267,311	599,481
Mortgage loans (Note 4)	1,911,961	2,083,003
Derivative instruments – receivable (Note 4)	259,227	727,103
Limited partnerships	51,656	78,289
Real estate (Note 4)	202,277	201,470
Policy loans	722,590	729,407
Other invested assets	47,421	211,431
Cash and cash equivalents (Note 1)	1,804,208	1,024,668
Total investments and cash	18,572,689	18,091,018

Accrued investment income	230,591	282,564
Deferred policy acquisition costs (Note 14)	2,173,642	2,862,401
Value of business and customer renewals acquired (Note 15)	168,845	179,825
Net deferred tax asset (Note 11)	549,764	856,845
Goodwill (Note 1)	7,299	7,299
Receivable for investments sold	12,611	7,548
Reinsurance receivable	2,350,207	3,076,615
Other assets (Note 1)	183,963	222,840
Separate account assets (Note 1)	23,326,323	20,531,724

Total assets	$47,575,934	$46,118,679

LIABILITIES

Contractholder deposit funds and other policy liabilities	$16,709,589	$17,545,721
Future contract and policy benefits	815,638	1,014,688
Payable for investments purchased	88,131	363,513
Accrued expenses and taxes	61,903	118,671
Debt payable to affiliates (Note 3)	883,000	1,998,000
Reinsurance payable	2,231,764	1,650,821
Derivative instruments – payable (Note 4)	572,910	1,494,341
Other liabilities	280,224	605,945
Separate account liabilities	23,326,323	20,531,724

Total liabilities	44,969,482	45,323,424

Commitments and contingencies (Note 21)

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2009 and 2008	6,437	6,437
Additional paid-in capital	3,527,677	2,872,242
Accumulated other comprehensive income (loss) (Note 20)	35,244	(129,884)
Accumulated deficit	(962,906)	(1,953,540)

Total stockholder’s equity	2,606,452	795,255

Total liabilities and stockholder’s equity	$47,575,934	$46,118,679

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31,

	2009	2008	2007

Net income (loss)	$981,496	$(2,234,841)	$25,022

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on available for- sale securities, net of tax and policyholder amounts (1)	113,278	(84,234)	(119,775)
Reclassification adjustment for OTTI losses, net of tax (2)	202	-	-
Change in pension and other postretirement plan adjustments, net of tax (3)	10,231	(66,998)	11,197
Reclassification adjustments of net realized investment losses into net income (loss)(4)	3,117	25,718	2,145
Other comprehensive income (loss)	126,828	(125,514)	(106,433)

Comprehensive income (loss)	$1,108,324	$(2,360,355)	$(81,411)

(1)	Net of tax (expense) benefit of $(60.1) million, $45.4 million and $64.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(2)	Represents an adjustment to OTTI losses due to the sale of other-than-temporarily impaired available-for-sale fixed maturity securities.
(3)	Net of tax (expense) benefit of $(5.5) million, $36.1 million and $(6.0) million for the years ended December 31, 2009, 2008 and 2007, respectively.
(4)	Net of tax expense of $1.7 million, $13.8 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)
For the Years Ended December 31,

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (1)	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity

Balance at December 31, 2006	$6,437	$2,143,408	$14,030	$339,479	$2,503,354

Cumulative effect of accounting changes related to the adoption of FASB ASC Topic 740, net of tax (2)	-	-	-	5,176	5,176
Net income	-	-	-	25,022	25,022
Tax benefit from stock options	-	3,028	-	-	3,028
Other comprehensive loss	-	-	(106,433)	-	(106,433)

Balance at December 31, 2007	6,437	2,146,436	(92,403)	369,677	2,430,147

Cumulative effect of accounting changes related to the adoption of FASB ASC Topics 715 and 825, net of tax (3)	-	-	88,033	(88,376)	(343)
Net loss	-	-	-	(2,234,841)	(2,234,841)
Tax benefit from stock options	-	806	-	-	806
Capital contribution from Parent	-	725,000	-	-	725,000
Other comprehensive loss	-	-	(125,514)	-	(125,514)

Balance at December 31, 2008	6,437	2,872,242	(129,884)	(1,953,540)	795,255

Cumulative effect of accounting changes related to the adoption of FASB ASC Topic 320, net of tax(4)	-	-	(9,138)	9,138	-
Net income	-	-	-	981,496	981,496
Tax benefit from stock options	-	185	-	-	185
Capital contribution from Parent	-	748,652	-	-	748,652
Net liabilities transferred to affiliate (Note 3)	-	1,467	47,438	-	48,905
Dividend to Parent (Notes 1 and 2)	-	(94,869)	-	-	(94,869)
Other comprehensive income	-	-	126,828	-	126,828

Balance at December 31, 2009	$6,437	$3,527,677	$35,244	$(962,906)	$2,606,452

(1)	As of December 31, 2009, the total amount of after tax non-credit OTTI losses recorded in the Company’s accumulated other comprehensive income (loss) was $8.9 million.
(2)	FASB ASC Topic 740, “Income Taxes.”
(3)	FASB ASC Topics 715, “Compensation-Retirement Benefits” and 825 “Financial Instruments.”
(4)	FASB ASC Topic 320, “Investments-Debt and Equity Securities.”

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31,

	2009	2008	2007

Cash Flows From Operating Activities:
Net income (loss) from operations	$981,496	$(2,234,841)	$25,022

Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Net amortization of premiums on investments	(689)	29,871	40,854
Amortization of deferred policy acquisition costs, and value of business and customer renewals acquired	1,024,661	(1,045,640)	185,587
Depreciation and amortization	5,535	6,711	7,460
Net (gain) loss on derivatives	(96,041)	554,898	128,260
Net realized losses and OTTI credit losses on available- for-sale investments	41,509	38,063	61,048
Net (increase) decrease in fair value of trading investments	(2,086,740)	2,603,748	89,159
Net realized losses (gains) on trading investments	367,337	354,991	(3,438)
Undistributed loss (income) on private equity limited partnerships	9,207	(9,796)	(23,027)
Interest credited to contractholder deposits	385,768	531,276	625,328
Goodwill impairment	-	701,450	-
Deferred federal income taxes	295,608	(698,437)	(113,692)
Changes in assets and liabilities:
Additions to deferred policy acquisition costs, and value of business and customer renewals acquired	(346,900)	(282,409)	(361,114)
Accrued investment income	36,736	18,079	5,813
Net change in reinsurance receivable/payable	209,637	216,282	681,427
Future contract and policy benefits	(125,992)	141,658	42,858
Other, net	(243,369)	149,390	(114,640)
Adjustments related to discontinued operations	(288,018)	4,315	(501,909)
Net cash provided by operating activities	169,745	1,079,609	774,996

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	113,478	101,757	4,252,780
Trading fixed maturity securities	2,097,054	1,808,498	728,633
Mortgage loans	143,493	294,610	355,146
Real estate	-	1,141	-
Other invested assets	(207,548)	692,157	667,683
Redemption of subordinated note from affiliates	-	-	600,000
Purchases of:
Available-for-sale fixed maturity securities	(347,139)	(129,474)	(2,557,841)
Trading fixed maturity securities	(867,310)	(2,175,143)	(829,469)
Mortgage loans	(17,518)	(58,935)	(399,566)
Real estate	(4,702)	(5,414)	(19,439)
Other invested assets	(106,277)	(122,447)	(57,864)
Early redemption premium	-	-	25,578
Net change in other investments	(183,512)	(349,964)	(361,781)
Net change in policy loans	6,817	(16,774)	(3,007)
Net change in short-term investments	(722,821)	(599,481)	-

Net cash (used in) provided by investing activities	$(95,985)	$(559,469)	$2,400,853
Continued on next page
The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31,

	2009	2008	2007

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$2,795,939	$2,190,099	$1,924,784
Withdrawals from contractholder deposit funds	(3,011,499)	(3,616,458)	(4,533,405)
Repayments of debt	-	(122,000)	(980,000)
Debt proceeds	200,000	175,000	1,000,000
Capital contribution from Parent	748,652	725,000	-
Early redemption payment	-	-	(25,578)
Other, net	(27,312)	(16,814)	29,971
Net cash provided by (used in) financing activities	705,780	(665,173)	(2,584,228)

Net change in cash and cash equivalents	779,540	(145,033)	591,621

Cash and cash equivalents, beginning of year	1,024,668	1,169,701	578,080

Cash and cash equivalents, end of year	$1,804,208	$1,024,668	$1,169,701

Supplemental Cash Flow Information
Interest paid	$47,151	$109,532	$73,116
Income taxes paid (refunded)	$21,144	$(113,194)	$(16,281)

Supplemental schedule of non-cash investing and financing activities

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of the Company’s wholly-owned subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), to the Company’s sole shareholder, Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”).  This dividend is described more fully in Note 2.  As a result of the dividend, the Company’s total assets decreased by $2,658.1 million and total liabilities decreased by $2,563.2 million in a non-cash transaction.  The Company did not pay any cash dividends to the Parent in 2009.

On November 8, 2007, Sun Life Vermont entered into a reinsurance agreement with Sun Life Assurance Company of Canada (“SLOC”), the Company’s affiliate, under which Sun Life Vermont assumed the risks of certain individual universal life insurance contracts issued and to be issued by SLOC.  This agreement is described more fully in Note 9.  As part of the transaction, the Sun Life Vermont assumed $553.7 million of contractholder deposit funds, future contract and policy benefits of $20.4 million, funds withheld assets of $551.8 million, and a deferred loss of $22.3 million, all of which are considered non-cash items for purposes of the Company’s consolidated statement of cash flows.

The Company did not pay any cash dividends to the Parent in 2008 and 2007.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

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

The Company is a stock life insurance company incorporated under the laws of Delaware.  The Company is a direct wholly-owned subsidiary of the Parent, which in turn is wholly-owned by Sun Life Financial Inc. (“SLF”), a reporting company under the Securities Exchange Act of 1934.  Accordingly, the Company is an indirect wholly-owned subsidiary of SLF.  SLF and its subsidiaries are collectively referred to herein as “Sun Life Financial.”

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for stock life insurance companies.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  As of December 31, 2009, the Company directly or indirectly owned all of the outstanding shares of SLNY, which issues individual fixed and variable annuity contracts, group life, group disability, group dental and stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company (“INDY”), a Rhode Island life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC (“DELRE Holdings.”)

On December 30, 2009, Sun Life Vermont, which was a subsidiary of the Company at the time, paid a $100 million cash dividend to the Company.  On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of Sun Life Vermont to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and was not included in the Company’s consolidated balance sheet at December 31, 2009.  As of December 31, 2009, Sun Life Vermont’s total assets and liabilities were $2,658.1 million and $2,563.2 million, respectively.  Sun Life Vermont’s net income (loss) for the years ended December 31, 2009, 2008 and 2007, was $105.0 million, $(109.3) million and $9.0 million, respectively.  As a result of this dividend transaction, the net income (loss) and changes in cash flows from the operating activities of Sun Life Vermont are presented as discontinued operations in these consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”).  Pursuant to this agreement, the Company purchased a funded note, which is referenced through a credit default swap to the credit performance of a portfolio of corporate reference entities.  The Company entered into this credit structure for yield enhancement.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of FASB ASC Topic 810, “Consolidation.”  As a result of the consolidation, the Company has recorded in its consolidated balance sheets a credit default swap held by the CARS Trust.  At issue, the swap had a seven year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement.  During the year ended, December 31, 2009 the sum of all credit events exceeded the threshold amount and the CARS Trust made payments of $17.6 million to the swap counterparty.  The CARS Trust made no payment during the year ended December 31, 2008.  At December 31, 2009 and 2008, the fair value of the credit default swap was $34.3 million and $42.1 million, respectively.  As of December 31, 2009, the maximum future payments the CARS Trust could be required to make is $37.4 million.  In the event the trust was required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  As of December 31, 2009 and 2008, the fair value of the assets held as collateral by the CARS Trust was $35.3 million and $42.3 million, respectively.

The Company had a greater than or equal to 20%, but less than 50%, interest in four variable interest entities (“VIEs”) at December 31, 2009.  The Company is a creditor in three trusts and one special purpose corporation.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $8.3 million at December 31, 2009.  The investments in these VIEs mature at various dates through January 2028.  As the Company will not absorb a majority of the VIEs’ expected losses or receive a majority of the expected returns, the Company is not required to consolidate these VIEs, in accordance with FASB ASC Topic 810.  See Note 4 for information with respect to leveraged leases.

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

The VIEs are generally financed with equity through the establishment of a trust by a trustee.  The carrying amount of the VIEs for which the Company has significant influence have been included in trading fixed maturity securities on the consolidated balance sheets.

All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those used in determining the fair value of financial instruments, goodwill, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), value of customer renewals acquired (“VOCRA”), liabilities for future contract and policyholder benefits, other-than-temporary impairments of investments, allowance for loan loss and valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash equivalents, short-term investment, fixed maturity securities, mortgage loans, equity securities, derivative financial instruments, debt, loan commitments and financial guarantees.  These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation.  The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments are highly liquid securities.  The Company’s cash equivalents primarily include cash, commercial paper and money market investments which have an original term to maturity of less than three months.  Short-term investments include debt instruments with a term to maturity exceeding three months, but less than one year on the date of acquisition.  Cash equivalent and short-term investments are held at amortized cost, which approximates fair value.

Immaterial Restatement

Subsequent to the issuance of the Company’s 2008 financial statements, the Company’s management determined certain investments with maturities at the date of purchase of greater than three months but less than one year were improperly classified as cash and cash equivalents.  As a result, the consolidated balance sheet as of December 31, 2008 has been restated to reclassify $599,481 from cash and cash equivalents to short term investments.  In addition, the consolidated statement of cash flows for the year ended December 31, 2008 has been restated as follows:

As Previously
	Reported	Adjustment	As Restated
Net change in short-term investments	$ -	$ (599,481)	$ (599,481)
Net cash provided by (used in ) investing activities	$ 40,012	$ (599,481)	$ (559,469)

Net change in cash and cash equivalents	$ 454,448	$ (599,481)	$ (145,033)
Cash and cash equivalents, end of year	$ 1,624,149	$ (599,481)	$ 1,024,668

The effects of these corrections have also been reflected in the accompanying notes, where applicable.  The Company determined that these errors were not material to its previously issued consolidated financial statements.  The Company will correct its 2009 interim condensed consolidated financial statements for similar errors when it files its 2010 interim condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

Fixed Maturity Securities

The Company accounts for its investments in accordance with FASB ASC Topic 320.  At the time of purchase, fixed maturity securities are classified as either trading or available-for-sale.  Securities, for which the Company has elected to measure at fair value under FASB ASC Topic 825, are classified as trading securities.  Although classified as trading securities, the Company’s intent is to not sell these securities in the near term.  Trading securities are carried at aggregate fair value with changes in market value reported as a component of net investment income.  Securities that do not meet the trading criterion are classified as available-for-sale.  Included with available-for-sale fixed maturity securities are forward purchase commitments on mortgage backed securities, better known as To Be Announced (“TBA”) securities.  The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability in payable for investments purchased until the settlement date of the transaction.  Available-for-sale securities that are not considered other-than-temporarily impaired are carried at fair value with the unrealized gains or losses reported in other comprehensive income.

The Company determines the fair value of its publicly traded fixed maturity securities using three primary pricing methods: third-party pricing services, independent non-binding broker quotes, and pricing models.  Prices are first sought from third party pricing services; the remaining unpriced securities are priced using one of the remaining two methods.  Third-party pricing services derive the security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.  The Company generally does not adjust quotes or prices obtained from brokers or pricing services.

Structured securities, such as collateralized mortgage obligations (“CMO”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and asset-backed securities (“ABS”), are priced using a fair value model or independent broker quotations.  CMBS securities are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  CMOs and ABS are priced using fair value models and independent broker quotations.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, CMBS, and CMOs.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

For privately placed fixed maturity securities, fair values are estimated using models, which take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately placed fixed maturity securities are also priced using market prices or broker quotes.  The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (continued)

Fixed Maturity Securities (continued)

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

With the adoption of the provisions of FASB ASC Topic 320, the Company recognizes an OTTI loss and records a charge to earnings for the full amount of the impairment (the difference between the current carrying amount and fair value of the security), if the Company intends to sell, or if it is more likely than not that it will be required to sell, the impaired security prior to recovery of its cost basis.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories: credit loss and non-credit loss.  The credit loss portion is charged to net realized investment (losses) gains in the consolidated statements of operations, while the non-credit loss is charged to other comprehensive income (loss).  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings.

Prior to the adoption of the provisions of FASB ASC Topic 320 on April 1, 2009, the Company's accounting policy for impairment on available-for-sale securities required recognition of an OTTI loss through earnings when the Company anticipated that it would be unable to recover all amounts due under the contractual obligations of the security.  Additionally, in the event that securities were expected to be sold before the fair value of the security recovered to amortized cost, an OTTI loss would also be recorded through earnings.

Structured securities, typically those rated single A or below, are subject to certain provisions in FASB ASC Topic 325, “Investments–Other.”  These provisions require the Company to periodically update its best estimate of cash flows over the life of the security.  In the event that fair value is less than carrying amount and there has been an adverse change in the expected cash flows (as measured by comparing the original expected cash flows to the current expectation of cash flows, both discounted at the current effective rate), then an impairment charge is recorded to income.

Refer to Note 4 of the Company’s consolidated financial statements for further detail about the Company’s recognition and disclosure of OTTI loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (CONTINUED)

Fixed Maturity Securities (continued)

The Company discontinues the accrual of income on its holdings for issuers that are in default.  Investment income would have increased by $4.3 million and $4.6 million for the year ended December 31, 2009 and 2008, respectively, if these holdings were performing.  As of December 31, 2009 and 2008, the fair market value of holdings for issuers in default was $26.0 million and $17.9 million, respectively.

Mortgage Loans and Real Estate

Mortgage loans are stated at unpaid principal balances, net of provisions for estimated losses.  Mortgage loans acquired at a premium or discount are carried at amortized cost, net of provisions for estimated losses.  Mortgage loans, which primarily include commercial first mortgages, are diversified by property type and geographic area throughout the United States.  Mortgage loans are collateralized by the related properties and generally are no more than 75% of the property’s value at the time that the original loan is made.  The Company regularly assesses the value of the collateral.

A loan is considered impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan and impairment is measured based on the fair value of the collateral less costs to sell.  A specific allowance for loan loss is established for an impaired loan if the fair value of the loan collateral less cost to sell is less than the recorded amount of the loan.  A general allowance for loan loss is established based on an assessment of past loss experience on groups of loans with similar characteristics and current economic conditions.  While management believes that it uses the best information available to establish the loan loss allowances, future adjustments may become necessary if economic conditions differ from the assumptions used in calculating them.

Real estate investments are held for the production of income or are held for sale.  Real estate investments held for the production of income are carried at the lower of depreciated cost or market.  Depreciation of buildings and improvements is calculated using the straight line method over the estimated useful life of the property, generally 40 to 50 years.  Real estate investments held for sale are primarily acquired through foreclosure of mortgage loans.  The cost of real estate that has been acquired through foreclosure is the estimated fair value, less estimated costs to dispose at the time of foreclosure.  Real estate investments are diversified by property type and geographic area throughout the United States.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (CONTINUED)

Policy loans and other

Policy loans are carried at the amount of outstanding principal balance.  Policy loans are collateralized by the related insurance policy and do not exceed the net cash surrender value of such policy.

The Company uses derivative financial instruments including swaps, options, and futures as a means of hedging exposure to interest rate, currency and equity price risk.  Derivatives are carried at fair value and changes in fair value are recorded as a component of derivative income or loss.

Investments in private equity limited partnerships are accounted for by the equity method of accounting.

Realized gains and losses

Realized gains and losses on the sales of investments are recognized in operations at the date of sale and are determined using the average cost method.  Certain other-than-temporary losses on available-for-sale securities and changes in the provision for estimated losses on mortgage loans and real estate are included in net realized investment gains and losses.

Investment income

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

The Company manages assets related to certain funds withheld reinsurance agreements.  These assets are primarily comprised of fixed maturity securities and mortgages and are accounted for consistent with the policies described above.  Investment income on assets within funds withheld reinsurance portfolios is included as a component of net investment income (loss) in the Company’s consolidated statements of operations.  See Note 7.

DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to investment-type contracts, primarily deferred annuity, universal life and guaranteed investment contracts (“GICs”) are deferred and amortized with interest based on the proportion of actual gross profits to the present value of all estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized and unrealized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.

Estimating future gross profit is a complex process requiring considerable judgment and the forecasting of events into the future based on historical information and actuarial assumptions.  These assumptions are subject to an annual review process.  Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period.  Assumptions affecting the computation of estimated future gross profits include, but are not limited to, recent investment and policyholder experience, expectations of future performance and policyholder behavior, changes in interest rates, capital market growth rates, and account maintenance expense.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED POLICY ACQUISITION COSTS (CONTINUED)

DAC amortization is reviewed regularly and adjusted retrospectively when the Company calculates the actual profits or losses and revises its estimate of future gross profits to be realized from investment-type contracts, including realized and unrealized gains and losses from investments.  The Company also tests its DAC asset for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP liability, net of DAC, to the present value of future expected gross profits; an adjustment is required if the current GAAP liability, net of DAC, is higher than the present value of future expected gross profits.  During the year ended December 31, 2009, the Company wrote down DAC by $326.9 million as a result of loss recognition related to certain annuity products.  See Note 14 for the DAC asset roll-forward.

The DAC asset under GAAP cannot exceed accumulated deferrals, plus interest.  At December 31, 2009 and 2008, the Company reached the cap for its DAC asset related to certain fixed and fixed index annuity products and reported the DAC asset for these products at historical accumulated deferrals with interest.

Although recovery of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered from future profits.  The amount of DAC considered recoverable, however, could be reduced in the near term if the future estimates of gross profits are reduced.

Prior to the Company’s adoption of  FASB ASC Topic 825 on January 1, 2008, DAC was adjusted for amounts relating to the change in unrealized investment gains and losses on available-for-sale fixed maturity securities that supported policyholder liabilities.  This adjustment, net of tax, was included with the change in net unrealized investment gains or losses that were recorded in accumulated other comprehensive loss.  Due to the adoption of FASB ASC Topic 825, the net change in the market value of the securities supporting policyholder liabilities is recorded in the Company’s consolidated statement of operations in 2008, versus accumulated other comprehensive income in prior years. Accordingly, the effect of such market value changes on DAC is recorded in the Company’s consolidated statement of operations effective January 1, 2008.

VALUE OF BUSINESS AND CUSTOMER RENEWALS ACQUIRED

VOBA represents the actuarially determined present value of projected future gross profits from the Keyport Life Insurance Company (“Keyport”) in-force policies on November 1, 2001, the date of the Company’s acquisition of Keyport, and from the in-force policies that were transferred to SLNY, based on a series of agreements between SLNY and Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, effective May 31, 2007 (the “SLHIC to SLNY asset transfer”).  VOBA related to Keyport is amortized in proportion to the projected emergence of profits over the estimated life of the purchased block of business; VOBA related to the SLHIC to SLNY asset transfer was amortized in proportion to the projected premium income over the period to the first renewal of the transferred business.  As of December 31, 2009, VOBA related to the SLHIC to SLNY asset transfer was fully amortized.

VOCRA represents a portion of the assets that were transferred to SLNY under the SLHIC to SLNY asset transfer.  VOCRA is the actuarially determined present value of projected future profits arising from the existing in-force business at May 31, 2007 to the next policy renewal date.  This amount is amortized in proportion to the projected premium income over the period from the first renewal date to the end of the projected life of the policies.  The Company tests its VOCRA asset for impairment on an annual basis.  During the year ended December 31, 2009, the Company determined that its VOCRA asset was impaired and recorded an impairment charge of $2.6 million.  See Note 15 for the combined VOBA and VOCRA asset roll-forward.

Although recovery of VOBA is not assured, the Company believes it is more likely than not that all of these costs will be recovered from future profits.  The amount of VOBA considered recoverable, however, could be reduced in the near term if the future estimates of gross profits are reduced.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

The Company’s goodwill represents the intangible asset related to the transfer of goodwill to SLNY under the SLHIC to SLNY asset transfer, effective May 31, 2007.  Goodwill is allocated to the Group Segment in the Company’s subsidiary, SLNY. In accordance with FASB ASC Topic 350, “Intangibles-Goodwill, and Other,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill during the second quarter of 2009 and concluded that this asset was not impaired.

During 2008, the Company, after it performed its required impairment assessment of goodwill, concluded that the goodwill obtained in connection with the purchase of Keyport was impaired.  As a result, the Company recorded an impairment charge of $701.5 million in the fourth quarter of 2008, which represented the entire balance of goodwill obtained in connection with the purchase of Keyport.  The impairment charge was allocated to the Wealth Management Segment.

OTHER ASSETS

The Company’s other assets are comprised primarily of property, equipment, leasehold improvements, capitalized software costs and intangible assets.  Property, equipment, leasehold improvements and capitalized software costs that are included in other assets in the Company’s consolidated balance sheet are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are calculated using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 10 years.  Depreciation and amortization expenses were $1.3 million, $1.3 million and $2.5 million for years ended December 31, 2009, 2008 and 2007, respectively.  Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements.

Intangible assets consist of state insurance licenses that are not subject to amortization and the value of distribution.  The value of distribution represents the present value of projected future profits arising from sales of new business by brokers with whom SLHIC had an existing distribution relationship contract.  This amount is amortized on a straight-line basis over 25 years, representing the period over which the Company expects to earn premiums from new sales stemming from the added distribution capacity.

POLICY LIABILITIES AND ACCRUALS

Future contract and policy benefit liabilities include amounts reserved for future policy benefits payable upon contingent events as well as liabilities for unpaid claims due as of the statement date.  Such liabilities are established in amounts adequate to meet the estimated future obligations of in-force policies.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

POLICY LIABILITIES AND ACCRUALS (continued)

Policy reserves for annuity contracts include liabilities held for group pension and payout annuity payments and liabilities held for product guarantees on variable annuity products, such as guaranteed minimum death benefits (“GMDB.”)  Reserves for pension and payout annuity contracts are calculated using the best-estimate interest and decrement assumptions.  The Company periodically reviews its policies for loss recognition based upon management’s best estimates.  The Company did not record any adjustment to reserves related to loss recognition for the years ended December 31, 2009 and 2008.

Reserves for guaranteed minimum death benefits and guaranteed minimum income benefits are calculated according to the methodology prescribed by the American Institute of Certified Public Accountants (“AICPA”) which is included in FASB ASC
Topic 944 “Financial Services- Insurance,” whereby the expected benefits provided by the guarantees are spread over the duration of the contract in proportion to the benefit assessments.

Policy reserves for universal life contracts are held for benefit coverages that are not fully provided for in the policy account value.  These include rider coverages, conversions from group policies, and benefits provided under market conduct settlements.

Policy reserves for group life and health contracts are calculated using standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity and mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate.  In particular, for the Company’s group reported claim reserves and the mortality and morbidity tables for the early durations of claims are based exclusively on the Company’s experience, incorporating factors such as age at disability, sex and elimination period.  These reserves are computed at amounts that, with interest compounded annually at assumed rates, are expected to meet the Company’s future obligations.

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

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities, single premium whole life (“SPWL”) policies, GICs and funding agreements.  The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, partial withdrawals and surrenders.  The liabilities are not reduced by surrender charges.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

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

INCOME TAXES

The Company accounts for current and deferred income taxes and recognizes reserves for income tax contingencies in accordance with FASB ASC Topic 740 “Income Taxes.”

Under the applicable asset and liability method for recording deferred income taxes, deferred taxes are recognized when assets and liabilities have different values for financial statement and tax reporting purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on the Company’s assessment of the realizability of such amounts.  See Note 11.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEPARATE ACCOUNTS

The Company has established separate accounts applicable to various classes of contracts providing variable benefits.  Contracts for which funds are invested in separate accounts include variable life insurance and individual and group qualified and non-qualified variable annuity contracts.  Investment income and changes in mutual fund asset values are allocated to policyholders and therefore do not affect the operating results of the Company.  Assets held in the separate accounts are carried at fair value and the investment risk of such securities is retained by the contractholder.  The Company earns separate account fees for providing administrative services and bearing the mortality risks related to these contracts.  The activity of the separate accounts is not reflected in the consolidated financial statements except for the following:

➢	The fees the Company receives, which are assessed periodically and recognized as revenue when assessed; and

➢
The activity related to the GMDB, guaranteed minimum income benefit (“GMIB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) which is reflected in the Company’s consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.”  This update amends FASB ASC Topic 820 and provides clarification regarding the valuation techniques required to be used to measure the fair value of liabilities where quoted prices in active markets for identical liabilities are not available.  In addition, this update clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The guidance provided in ASU No. 2009-05 is effective for the first reporting period, including interim periods, beginning after issuance.  The Company adopted this guidance on October 1, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC Topic 105, “Generally Accepted Accounting Principles.”  This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted FASB ASC Topic 105 on September 30, 2009.

The Company adopted the provisions of FASB ASC Topic 855, “Subsequent Events,” which were issued in May 2009.  This topic requires evaluation of subsequent events through the date that the financial statements are issued or are available to be issued.  FASB ASC Topic 855 sets forth the period under which the reporting entity should evaluate the subsequent events to be recognized or disclosed, the circumstances under which the reporting entity should recognize the events or transactions that occur after the balance sheet date, and the disclosures that the reporting entity should make about the subsequent events.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855)-Amendments to Certain Recognition and Disclosure Requirements” which removes the requirement for U.S. Securities and Exchange Commission (the “SEC”) filers to disclose the date through which subsequent events have been evaluated.  The ASU No. 2010-09 is effective upon issuance.  Events that have occurred subsequent to December 31, 2009 have been evaluated by the Company’s management in accordance with ASU No. 2010-09.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

The Company adopted the provisions of FASB ASC Topic 820, which were issued in April 2009.  This issuance provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity for the asset or liability, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  FASB ASC Topic 820 also requires annual and interim disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any during the period, and definitions of each major category for equity and debt securities, as described in FASB ASC Topic 320.  The Company adopted the above-noted aspects of FASB ASC Topic 820 on April 1, 2009; such adoption did not have a material impact on the Company’s consolidated financial statements.

The Company adopted the provisions of FASB ASC Topic 320, which were issued in April 2009.  This guidance amends the guidance for OTTI of debt securities and changes the presentation of OTTI in the financial statements.   If the Company intends to sell, or if it is more likely than not that it will be required to sell, an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss (“credit loss”) and the portion of loss which is due to other factors (“non-credit loss”).  The credit loss portion is charged to earnings, while the non-credit loss is charged to other comprehensive income (loss).  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings.  This guidance also expands and increases the frequency of existing disclosures about OTTI of debt and equity securities.  The Company adopted the above-noted aspects of FASB ASC Topic 320 on April 1, 2009.  Upon adoption, a cumulative effect adjustment, net of taxes, of $9.1 million was recorded to decrease accumulated other comprehensive income (loss) with a corresponding increase to retained earnings (accumulated deficit) for the non-credit component of previously impaired securities that the Company neither intends to sell, nor is it more likely than not that the Company will be required to sell, before recovery of amortized cost.  The enhanced disclosures required by FASB ASC Topic 320 are included in Note 4.

The Company adopted the provisions of FASB ASC Topic 825 which were originally issued in April 2009.  The guidance requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements, effective for interim reporting periods ending after June 15, 2009.  The adoption of the above-noted aspects of FASB ASC Topic 825 in the quarter ended June 30, 2009 did not have an impact on the Company’s consolidated financial position or results of operations.  The required disclosures are included in Note 8.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

The Company adopted the provisions of FASB ASC Topic 944, which were issued in May 2008.  The scope of this interpretation is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk management activities.  Except for certain disclosures, earlier application is not permitted.  The Company does not have any contracts with guarantees within the scope of this guidance.  The adoption of this portion of FASB ASC Topic 944 on January 1, 2009, did not have an impact on the Company’s consolidated financial statements.

The Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” which were issued in March 2008.  This guidance amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  These aspects of FASB ASC Topic 815 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted this guidance on January 1, 2009.  The new disclosures are included in Note 4.

The Company adopted the provisions of FASB ASC Topic 810, which were issued in December 2007.  Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent.  This guidance establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the statement of operations, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  This portion of FASB ASC Topic 810 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  The Company does not have any noncontrolling interests within the scope of this guidance.  Accordingly, the adoption of these aspects of FASB ASC Topic 810 on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

The Company adopted the provisions of FASB ASC Topic 805, “Business Combinations,” which were issued in December 2007.  This guidance establishes the principles and requirements for how the acquirer in a business combination (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is useful to users of financial statements in evaluating the nature and financial effects of the business combination.  Some of the significant requirements in the accounting guidance on business combinations made by FASB ASC Topic 805 include the following:

➢ Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity shall be measured at their acquisition-date fair values;

➢ Acquisition-related costs incurred by the acquirer shall be expensed in the periods in which the costs are incurred;

➢ Goodwill shall be measured as the excess of the consideration transferred, including the fair value of any contingent consideration, plus the fair value of any noncontrolling interest in the acquired entity, over the fair values of the acquired identifiable net assets;

➢ Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability; and

➢ Contingent consideration shall be recognized at the acquisition date.

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
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurement and Disclosures (Topic 820)-Improving Disclosure about Fair Value Measurements,” which provides amendments to FASB ASC Topic 820 that will provide more robust disclosures about the following:

➢	The different classes of assets and liabilities measured at fair value;
➢	The valuation techniques and inputs used;
➢	The transfers between Levels 1, 2, and 3; and
➢	The activity in Level 3 fair value measurements.

Certain new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 31, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll-forward of activities in Level 3 are effective for fiscal years beginning after December 15, 2010.  The Company will include the new disclosures prospectively, as required.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets.”  This statement amends FASB ASC Topic 860, “Transfers and Servicing,” portions of which were previously issued as SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 166 amends and expands disclosures about the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS No. 166 amends the derecognition accounting and disclosure guidance relating to SFAS No. 140 and eliminates the exemption from consolidation for qualifying special purpose entities (“QSPEs”); it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 166 is effective for financial asset transfers occurring in fiscal years and interim periods beginning after November 15, 2009, and will become part of the FASB ASC at that time.  The Company adopted SFAS No. 166 on January 1, 2010; the Company does not expect that adoption will have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, which amends the consolidation guidance of FIN 46(R) and will become part of FASB ASC TOPIC 810.  The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as QSPEs, as the concept of these entities was eliminated in SFAS No. 166.  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and will become part of the FASB ASC at that time.  The Company adopted SFAS No. 167 on January 1, 2010; the Company does not expect that adoption will have a significant impact on the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

2. MERGERS, ACQUISITIONS AND DISPOSITIONS

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of Sun Life Vermont, to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and was not included in the Company’s consolidated balance sheet at December 31, 2009.  Sun Life Vermont’s assets and liabilities were as follows at December 31:

	2009	2008
Assets:
Total investments and cash	$1,602,733	$1,170,565
Deferred policy acquisition costs	139,702	73,958
Reinsurance receivable	902,957	1,125,408
Other assets	12,698	15,173
Total assets	$2,658,090	$2,385,104

Liabilities:
Contractholder deposit funds and other policy liabilities	$787,610	$813,387
Future contract and policy benefits	87,830	73,058
Debt payable to affiliates	1,315,000	1,115,000
Net deferred tax liability	171,413	82,363
Derivative instruments - payable	19,617	167,215
Other liabilities	181,750	84,184

Total liabilities	$2,563,220	$2,335,207

The following table represents a summary of the results of operations for Sun Life Vermont which are included in discontinued operations for the years ended December 31:

	2009	2008	2007

Total revenues	$191,965	$29,031	$39,983
Total benefits and expenses	46,304	181,407	26,162
Income (loss) before income taxes	145,661	(152,376)	13,821
Income tax expense (benefit)	40,690	(43,040)	4,837

Net income (loss)	$104,971	$(109,336)	$8,984

The Company transferred all of Sun Life Vermont’s assets and liabilities at their carrying value to the Parent and therefore no gain or loss resulted from this dividend.  Sun Life Vermont was previously reported as component of the Individual Protection Segment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

2. MERGERS, ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

Effective May 31, 2007, Sun Life Financial completed its acquisition of Genworth Financial, Inc.'s (“Genworth’s”) Employee Benefits Group business (“EBG”).  Also effective May 31, 2007, SLNY entered into a series of agreements with SLHIC, one of the acquired companies (formerly named Genworth Life and Health Insurance Company), through which the New York issued business of SLHIC was transferred to SLNY.  These agreements include a 100% coinsurance agreement for all existing and future new business issued in New York, a renewal rights agreement under which SLNY has exclusive rights to renew in-force business assumed under the reinsurance agreement and an administrative service agreement under the SLHIC to SLNY asset transfer.  These agreements, in accordance with FASB ASC Topic 805 were treated as a transfer of net assets between entities under common control.  SLNY paid $40 million of total consideration to SLHIC.  SLHIC transferred assets at carrying value of approximately $72 million, including $39 million of goodwill and other intangibles, as well as policyholder and other liabilities of approximately $32 million to SLNY.  The Group Protection Segment of the Company reflects a significant increase in business as a result of these agreements. These agreements have allowed the Company to expand its product offerings to include group dental insurance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

The Company has significant transactions with affiliates.  Management believes inter-company revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis and these transactions were with unrelated parties.  Below is a summary of transactions with affiliates not included in these consolidated financial statements.

Reinsurance Related Transactions

As more fully described in Note 9, the Company is party to several reinsurance transactions with SLOC and other affiliates.  Reinsurance premiums with related parties are based on market rates.

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

BarbCo 3 paid an initial ceding commission to the Company of $41.5 million and the Company recorded a reinsurance payable and related reinsurance receivable at the inception of the transaction of $370.7 million and $329.2 million, respectively.  At December 31, 2009, the reinsurance payable and reinsurance receivable related to this agreement were $422.5 million and $430.5 million, respectively.  See Note 9 for further information regarding the impact of this agreement on the Company’s financial statements.

Effective December 31, 2007, SLNY entered into a funds withheld reinsurance agreement with SLOC under which SLOC will fund a portion of the statutory reserves required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38 (“AXXX reserves”), as adopted by the National Association of Insurance Commissioners (the “NAIC”), attributable to certain individual universal life (“UL”) policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis, certain in-force policies at December 31, 2007.  Future new business also will be reinsured under this agreement.

Sun Life Vermont, a subsidiary of the Company prior to December 31, 2009, entered into a reinsurance agreement with SLOC, effective November 8, 2007, under which Sun Life Vermont assumed the risks of certain UL policies issued by SLOC through December 31, 2008.  This agreement is described more fully in Note 9.

Capital Transactions

During the years ended December 31, 2009 and 2008, the Company received capital contributions totaling $748.7 million and $725.0 million, respectively, from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure that the Company continues to exceed certain capital requirements prescribed by the NAIC.  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies.  The risk-based capital formulas for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

Effective December 31, 2009 the Company distributed all of the issued and outstanding common stock of Sun Life Vermont in the form of a dividend to the Parent.  The Company did not declare or pay cash dividends to the Parent in 2009, 2008, or 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Debt Transactions

On November 8, 2007, a long-term financing arrangement was established with a financial institution (the “Lender”) that enables Sun Life Vermont, a subsidiary of the Company prior to December 31, 2009, to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, at inception of the agreement, Sun Life Vermont issued an initial floating rate surplus note of $1 billion (the “Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007- SUNAXXX LLC (“SUNAXXX”), affiliated with the Lender.  Pursuant to this arrangement, Sun Life Vermont exercised its option to issue additional Surplus Notes of $200 million and $115 million in 2009 and 2008, respectively, to SUNAXXX.  At December 31, 2009 and 2008, the value of the Surplus Note was $1.3 billion and $1.1 billion, respectively.  As a result of the dividend of Sun Life Vermont, the $1.3 billion affiliated debt was not included in the Company’s consolidated balance sheets as of December 31, 2009.  Pursuant to an agreement between the Lender and the Company’s indirect parent, Sun Life Assurance Company of Canada – U.S. Operations Holding, Inc. (“U.S. Ops Holdings”), U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, consolidates SUNAXXX in accordance with FASB ASC Topic 810.  Sun Life Vermont has agreed to reimburse U.S. Ops Holdings for certain costs incurred in connection with the issuance of the Surplus Note.  Sun Life Vermont incurred interest expense of $21.7 million and $46.5 million for the years ended December 31, 2009 and 2008, respectively, which is included in the Company’s consolidated statements of operations as a component of income (loss) from discontinued operations, net of tax.

In 2002, the Company issued two promissory notes with a combined total of $460 million to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”).  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  On December 29, 2008, the Company redeemed $62.0 million of the $80 million remaining note and paid $64.3 million, including $2.3 million in accrued interest, to Sun Life (Hungary) LLC.  At December 31, 2009 and 2008, the Company had $18 million in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $1.0 million, $4.5 million and $13.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

At December 31, 2009 and 2008, the Company had $565 million of surplus notes payable to Sun Life Financial (U.S.) Finance, Inc.  The Company expensed $42.6 million for interest on these surplus notes for each of the years ended December 31, 2009, 2008 and 2007.

Effective May 6, 2007, the Parent redeemed $600 million of 8.526% subordinated debentures issued to the Partnership and paid the Partnership an early redemption premium of $25.6 million.  Also effective May 6, 2007, the Partnership redeemed $600 million of the 8.526% partnership capital securities issued to the Capital Trust and paid a premium of $25.6 million to the Capital Trust.  The redemption had no impact on the Company’s net income.  Related to these partnership capital securities, the Company incurred interest expense of $17.8 million for the year ended December 31, 2007.  The Company also earned interest income, through the Partnership, of $17.8 million for the year ended December 31, 2007.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”) due 2013.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III.  Total interest credited for these funding agreements was $11.2 million, $36.5 million, and $51.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  On September 19, 2006, the Company also issued a $100 million floating rate demand note payable to LLC III.  For interest on this demand note, the Company expensed $1.3 million, $4.0 million, and $5.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”) due 2011.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $10.5 million, $35.7 million, and $50.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  On May 24, 2006, the Company also issued a $100 million floating rate demand note payable to LLC II.  For interest on this demand note, the Company expensed $1.2 million, $4.0 million, and $5.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding, L.L.C. (“LLC”) due 2010.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10 million to LLC.  Total interest credited for these funding agreements was $11.3 million, $36.6 million and $51.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  On June 10, 2005, the Company also issued a $100.0 million floating rate demand note payable to LLC.  For interest on this demand note, the Company expensed $1.3 million, $4.0 million and $5.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has entered into an interest rate swap agreement with LLC with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

The account values related to these funding agreements issued to LLC III, LLCII and LLC are reported in the Company’s balance sheets as a component of contractholder deposits funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table lists the details of notes due to affiliates at December 31, 2009:

Payees	Type	Rate	Maturity	Principal	Interest Expense

Sun Life Financial (U.S.) Finance, Inc.	Surplus	8.625%	11/06/2027	$ 250,000	21,563
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	150,000	9,225
Sun Life Financial (U.S.) Finance, Inc.	Surplus	7.250%	12/15/2015	150,000	10,875
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.125%	12/15/2015	7,500	459
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	7,500	461
Sun Life (Hungary) Group Financing Limited Company	Promissory	5.710%	06/30/2012	18,000	1,028
Sun Life Financial Global Funding, L.L.C.	Demand	LIBOR + 0.35%	07/6/2010	100,000	1,257
Sun Life Financial Global Funding II, L.L.C.	Demand	LIBOR + 0.26%	07/6/2011	100,000	1,166
Sun Life Financial Global Funding III, L.L.C.	Demand	LIBOR + 0.35%	10/6/2013	100,000	1,257
				$ 883,000	47,921

The following table lists the details of notes due to affiliates at December 31, 2008:

Payees	Type	Rate	Maturity	Principal	Interest Expense

Sun Life Financial (U.S.) Finance, Inc.	Surplus	8.625%	11/06/2027	$ 250,000	$ 21,563
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	150,000	9,225
Sun Life Financial (U.S.) Finance, Inc.	Surplus	7.250%	12/15/2015	150,000	10,875
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.125%	12/15/2015	7,500	459
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	7,500	461
Structured Asset Repackage Company, 2007- SUNAXXX LLC	Surplus	LIBOR + 0.89%	11/8/2037	1,115,000	46,492
Sun Life (Hungary) Group Financing Limited Company	Promissory	5.710%	06/30/2012	18,000	6
Sun Life Financial Global Funding, L.L.C.	Demand	LIBOR + 0.35%	07/6/2010	100,000	4,055
Sun Life Financial Global Funding II, L.L.C.	Demand	LIBOR + 0.26%	07/6/2011	100,000	3,963
Sun Life Financial Global Funding III, L.L.C.	Demand	LIBOR + 0.35%	10/6/2013	100,000	4,055
				$ 1,998,000	$ 101,154

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative Service Agreements, Rent and Other

Effective December 31, 2009, the Company transferred all of its employees to an affiliate, Sun Life Financial (U.S.) Services Company, Inc. (“Sun Life Services”), with the exception of 28 employees who were transferred to Sun Life Financial Distributors, Inc. (“SLFD”), another affiliate.  Neither Sun Life Services nor SLFD are included in the accompanying consolidated financial statements.  Concurrent with this transaction, Sun Life Services assumed the sponsorship of the Company’s retirement plans, as described in Note 10.  As a result of this transaction, the Company transferred to Sun Life Services the assets and liabilities, and associated deferred tax asset, summarized in the following table:

Assets:
Cash	$32,298
Property & equipment	9,545
Software and other	58,877
Deferred tax asset	25,543
Total assets	$126,263

Liabilities:
Pension liabilities	$109,512
Long term incentives	16,923
Other liabilities	48,733
Total liabilities	$175,168

In accordance with FASB ASC Topic 845, “Nonmonetary Transactions,” all assets and liabilities were transferred at book value and no gain or loss was recognized in the Company’s consolidated statement of operations.  The difference between the book value of the transferred assets and liabilities of $48.9 million, net of tax, was recorded by the Company as other comprehensive income and paid-in-capital.  Prior to the transfer, this difference between the book value of the transferred assets and liabilities was recorded in the Company’s consolidated balance sheet as a component of accumulated other comprehensive loss.

Pending regulatory approval, the Company and Sun Life Services entered into an administrative services agreement, effective December 31, 2009, under which Sun Life Services would provide human resources services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative, and other operational support functions) to the Company.  Pursuant to this agreement, the Company would reimburse Sun Life Services for the cost of such services, plus an arms-length based profit margin to be agreed upon by the parties.

Effective December 31, 2009, Sun Life Services and SLOC entered into an administrative services agreement under which Sun Life Services provides to SLOC, as requested, personnel and certain services.  Prior to December 31, 2009, the Company had an administrative services agreement with SLOC under which the Company provided personnel and certain services to SLOC, as requested.  Pursuant to the agreement with SLOC, the Company recorded reimbursements of $336.0 million, $316.7 million and $301.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, as a reduction to other operating expenses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative Service Agreements, Rent and Other (continued)

The Company’s affiliates and Sun Life Services are in the process of establishing administrative services agreements under which Sun Life Services will provide personnel and certain services to the Company’s affiliates, as requested.  Until such agreements receive regulatory approval, the Company will continue to provide personnel and certain services to affiliates, as described below.

The Company and certain of its subsidiaries have administrative services agreements with SLOC which provided that SLOC would furnish, as requested, certain services and facilities on a cost-reimbursement basis.  Pursuant to the agreements with SLOC, the Company recorded expenses of $8.9 million, $9.9 million and $14.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has an administrative services agreement with Sun Life Information Services Canada, Inc. (“SLISC”), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement amounted to approximately $15.5 million, $17.6 million and $16.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited (“SLISIL”), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $24.2 million, $24.3 million and $26.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has an administrative services agreement with SLC - U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement were approximately $8.9 million, $17.2 million and $22.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $4.3 million, $2.1 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company paid $18.2 million, $18.6 million and $15.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, in investment management services fees to SCA.

Effective November 7, 2007, Independent Financial Marketing Group, Inc. (“IFMG”) was sold by the Parent and is no longer an affiliate of the Company.  For that period of time in 2007 during which it was still an affiliate, the Company paid $22.6 million in commission fees to IFMG.

During the years ended December 31, 2009, 2008 and 2007, the Company paid $45.4 million, $23.7 million and $31.3 million, respectively, in distribution fees to SLFD.  The Company also had an agreement with SLFD and the Parent whereby the Parent provided expense reimbursements to the Company for administrative services provided by the Company to SLFD.  Related to this agreement, the Company received reimbursement of $0.6 million year ended December 31, 2007.  This agreement was terminated on March 2, 2007.

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2014 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to approximately $10.1 million, $10.6 million, and $10.6 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.  Rental income is reported as a component of net investment income.

During the year ended December 31, 2009, the Company sold certain limited partnership investments to SLOC with a book value of $16.9 million and a market value of $22.4 million.  The Company recorded a pretax gain on the sales of $5.5 million for the year ended December 31, 2009.  During the year ended December 31, 2008, the Company sold certain limited partnership investments to SLOC with a book value and market value of $87.2 million.

During the year ended December 31, 2008, the Company sold mortgages to SLOC with a book value of $150.2 million and a market value of $150.2 million.

During the year ended December 31, 2009, the Company purchased $395.7 million of available-for-sale fixed-rate bonds from Sun Life Investments LLC at fair value.  The Company paid cash for the bonds.

The Company records a tax benefit through paid-in-capital for SLF stock options issued to employees of the Company. Related to these stock options, the Company recorded tax benefits of approximately $0.2 million, $0.8 and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with its indirect parent, SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses of $7.9 million, $5.9 million and $4.4 million relating to RSUs for the years ended December 31, 2009, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

In 2007, SLNY entered into a series of agreements with SLHIC, through which the New York issued business of SLHIC was transferred to SLNY.  As part of these agreements, SLNY received certain intangible assets totaling $31.3 million.  These assets included the value of distribution acquired, VOBA, and VOCRA.  The value of distribution acquired of $7.5 million is being amortized on a straight-line basis over its projected economic life of 25 years.  The amortization expense for the value of distribution acquired was $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

VOBA of $7.6 million is subject to amortization based upon expected premium income over the period from acquisition to the first customer renewal, generally not more than two years.  VOBA is fully amortized as of December 31, 2009.  VOCRA of $16.2 million is subject to amortization based upon expected premium income over the projected life of the in-force business acquired, which is 20 years.  The Company recorded amortization for VOBA and VOCRA for the years ended December 31 as follows:

	2009	2008	2007

VOBA	$913	$782	$5,928
VOCRA	$4,063	$4,627	$1,854

At December 31, 2009, the Company determined that the VOCRA asset was impaired and recorded an impairment charge of $2.6 million included in VOCRA amortization expense.  The impairment charge was allocated to the Group Protection Segment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS

FIXED MATURITY SECURITIES

The amortized cost and fair value of fixed maturity securities held at December 31, 2009, were as follows:

			Gross
Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Unrealized Temporary Losses	OTTI Losses(1)	Fair Value
Non-corporate securities:
Asset-backed securities	$ 966	$ 42	$ (19)	$ -	$ 989
Residential mortgage-backed securities	45,531	2,170	-	-	47,701
Commercial mortgage-backed securities	18,566	114	(2,600)	-	16,080
Foreign government & agency securities	728	39	(7)	-	760
U.S. treasury and agency securities	38,063	1,156	(88)	-	39,131
Total non-corporate securities	103,854	3,521	(2,714)	-	104,661

Corporate securities	1,017,570	86,026	(18,993)	(13,748)	1,070,855

Total available-for-sale fixed maturity securities	$ 1,121,424	$ 89,547	$ (21,707)	$ (13,748)	$ 1,175,516

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$ 658,864	$ 6,766	$ (198,367)	$ 467,263
Collateralized mortgage obligations	-	-	-	-
Residential mortgage-backed securities	1,437,147	13,051	(409,307)	1,040,891
Commercial mortgage-backed securities	972,971	23,199	(357,241)	638,929
Foreign government & agency securities	76,971	6,277	-	83,248
U.S. treasury and agency securities	525,758	14,122	(2,350)	537,530
Total non-corporate securities	3,671,711	63,415	(967,265)	2,767,861

Corporate securities	8,371,250	300,777	(309,366)	8,362,661

Total trading fixed maturity securities	$ 12,042,961	$ 364,192	$ (1,276,631)	$ 11,130,522

(1) Represents the pre-tax non-credit OTTI loss recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) for assets still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

FIXED MATURITY SECURITIES (CONTINUED)

The amortized cost and fair value of fixed maturity securities held at December 31, 2008, were as follows:

			Gross
		Gross	Unrealized
	Amortized	Unrealized	Temporary	Fair
Available-for-sale fixed maturity securities	Cost	Gains	Losses	Value

Non-corporate securities:
Collateralized mortgage obligations	$ 22,504	$ 94	$ (4,489)	$ 18,109
Mortgage-backed securities	40,107	1,060	(17)	41,150
Foreign government & agency securities	509	-	(37)	472
U.S. treasury and agency securities	61,824	13,262	(105)	74,981
Total non-corporate securities	124,944	14,416	(4,648)	134,712

Corporate securities	657,917	4,475	(123,084)	539,308

Total available-for-sale fixed maturity securities	$ 782,861	$ 18,891	$ (127,732)	$ 674,020

			Gross
		Gross	Unrealized
	Amortized	Unrealized	Temporary	Fair
Trading fixed maturity securities	Cost	Gains	Losses	Value

Non-corporate securities:
Asset-backed securities	$ 796,032	$ 4,357	$ (294,557)	$ 505,832
Collateralized mortgage obligations	2,627,715	8,543	(1,141,245)	1,495,013
Mortgage-backed securities	213,175	4,579	(325)	217,429
Foreign government & agency securities	110,991	1,972	(3,788)	109,175
U.S. treasury and agency securities	484,910	36,528	(18,332)	503,106
Total non-corporate securities	4,232,823	55,979	(1,458,247)	2,830,555

Corporate securities	10,676,606	38,976	(1,783,991)	8,931,591

Total trading fixed maturity securities	$ 14,909,429	$ 94,955	$ (3,242,238)	$ 11,762,146

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

FIXED MATURITY SECURITIES (CONTINUED)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments are shown below.  Actual maturities may differ from contractual maturities on structured securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 39,373	$ 41,743
Due after one year through five years	333,268	385,510
Due after five years through ten years	139,390	154,281
Due after ten years	544,330	529,212
Subtotal – Maturities of available-for-sale fixed securities	1,056,361	1,110,746
ABS, RMBS and CMBS securities (1)	65,063	64,770
Total available-for-sale fixed securities	$1,121,424	$1,175,516

Maturities of trading fixed securities:
Due in one year or less	$ 507,350	$ 515,137
Due after one year through five years	4,356,611	4,452,004
Due after five years through ten years	2,647,391	2,653,454
Due after ten years	1,462,627	1,362,844
Subtotal – Maturities of trading fixed securities	8,973,979	8,983,439
ABS, RMBS and CMBS securities(1)	3,068,982	2,147,083
Total trading fixed securities	$ 12,042,961	$11,130,522
(1)	ABS, RMBS and CMBS securities are shown separately in the table as they are not due at a single maturity.

Gross gains of $50.0 million, $14.0 million and $51.6 million and gross losses of $57.5 million, $161.2 million and $52.3 million were realized on the sale of fixed maturity securities for the years ended December 31, 2009, 2008 and 2007, respectively.

Fixed maturity securities with an amortized cost of approximately $12.4 million at December 31, 2009 and 2008, were on deposit with federal and state governmental authorities, as required by law.

As of December 31, 2009 and 2008, 91.1% and 94.6%, respectively, of the Company's fixed maturity securities were investment grade.  Investment grade securities are those that are rated "BBB" or better by nationally recognized statistical rating organizations.  During 2009, 2008 and 2007, the Company incurred realized losses totaling $4.8 million, $41.9 million and $68.1 million, respectively, for other-than-temporary impairment of value on its available-for-sale fixed maturity securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

FIXED MATURITY SECURITIES (CONTINUED)

Unrealized Losses

The following table shows the fair value and gross unrealized losses, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI, of the Company’s available-for-sale fixed maturity investments, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at December 31, 2009.

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Asset-backed securities	$ -	$ -	$ 37	$ (19)	$ 37	$ (19)
Commercial mortgage-backed securities	499	(1)	6,597	(2,599)	7,096	(2,600)
Foreign government & agency securities	-	-	212	(7)	212	(7)
U.S. treasury and agency securities	16,942	(88)	-	-	16,942	(88)
Corporate securities	83,967	(6,208)	183,430	(26,533)	267,397	(32,741)

Total	$ 101,408	$ (6,297)	$ 190,276	$ (29,158)	$ 291,684	$ (35,455)

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at December 31, 2008.

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Collateralized mortgage obligations	$ 2,967	$ (1,162)	$ 12,739	$ (3,327)	$ 15,706	$ (4,489)
Mortgage-backed securities	1,054	(7)	3,137	(10)	4,191	(17)
U.S. treasury and agency securities	1,855	(105)	-	-	1,855	(105)
Foreign government & agency securities	473	(37)	-	-	473	(37)
Corporate securities	213,657	(37,430)	226,295	(85,654)	439,952	(123,084)

Total	$ 220,006	$ (38,741)	$ 242,171	$ (88,991)	$ 462,177	$ (127,732)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

UNREALIZED LOSSES (CONTINUED)

The following table provides the number of securities of the Company’s available-for-sale fixed maturity securities with gross unrealized losses and a portion of non-credit OTTI losses recognized in AOCI, at December 31, 2009 (not in thousands):

	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months Or More	Total Number of Securities

Asset-backed securities	-	1	1
Commercial mortgage-backed securities	1	8	9
Foreign government & agency securities	-	1	1
U.S. treasury and agency securities	2	-	2
Corporate securities	41	86	127

Total	44	96	140

The following table provides the number of securities of the Company’s available-for-sale fixed maturity securities with gross unrealized losses, which were deemed to be temporarily impaired, at December 31, 2008 (not in thousands):

	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months Or More	Total Number of Securities

Corporate securities	143	133	276
Collateralized mortgage obligations	8	10	18
Mortgage-backed securities	2	6	8
U.S. treasury and agency securities	2	-	2
Foreign government & agency securities	1	-	1

Total	156	149	305

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

OTHER-THAN-TEMPORARY IMPAIRMENT

As described in Note 1, the Company presents and discloses OTTI on available-for-sale securities in accordance with FASB ASC Topic 320, beginning on April 1, 2009.  Available-for-sale securities whose fair value is less than their carrying amount are considered to be impaired and are evaluated for potential other-than-temporary impairment.  If the Company intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporarily impaired and the Company records a charge to earnings for the full amount of impairment based on the difference between the current carrying amount and fair value of the security.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, credit loss and non-credit loss.  The credit loss portion is charged to net realized investment losses in the consolidated statements of operations, while the non-credit loss is charged to other comprehensive income (loss).  When an unrealized loss on an available-for-sale fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings.

To compute the credit loss component of OTTI for corporate bonds on the date of transition (April 1, 2009), both historical default (by rating) data, used as a proxy for the probability of default, and loss given default (by issuer) projections were applied to the par amount of the bond.  For corporate bonds post-transition, the present value of future cash flows using the book yield is used to determine the credit component of OTTI.  If the present value of the cash flow is less than the security’s amortized cost, the difference is recorded as a credit loss.  The difference between the estimates of the credit related loss and the overall OTTI is the non-credit-related component.

As a result of the adoption of FASB ASC Topic 320, a cumulative effect adjustment, net of tax, of $9.1 million was recorded to decrease accumulated other comprehensive income (loss) with a corresponding increase to retained earnings (accumulated deficit) for the non-credit loss component of previously impaired securities that the Company neither intends to sell, nor is it more likely than not that the Company will be required to sell, before recovery of amortized cost.

For those securities where the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell, the Company employs a portfolio monitoring process to identify securities that are other-than-temporarily impaired.  The Company has a Credit Committee comprised of professionals from its investment and finance functions which meets at least quarterly to review individual issues or issuers that are of concern.  In determining whether a security is other-than-temporarily-impaired, the Credit Committee considers the factors described below.  The process involves a quarterly screening of all impaired securities.

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

“Monitor List”- Management has concluded that the Company’s amortized cost will be recovered through timely collection of all contractually specified cash flows, but that changes in issuer-specific facts and circumstances require monitoring on a quarterly basis.  No OTTI charge is recorded in the Company’s consolidated statements of operations for unrealized loss on securities related to these issuers.

“Watch List”- Management has concluded that the Company’s amortized cost will be recovered through timely collection of all contractually specified cash flows, but that changes in issuer-specific facts and circumstances require continued monitoring during the quarter.  A security is moved from the Monitor List to the Watch List when changes in issuer-specific facts and circumstances increase the possibility that a security may become impaired within the next 24 months.  No OTTI charge is recorded in the Company’s consolidated statements of operations for unrealized loss on securities related to these issuers.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

OTHER-THAN-TEMPORARY IMPAIRMENT (CONTINUED)

“Impaired List”- This list includes securities that the Company has the intent to sell or more likely than not will be required to sell.  In addition, it includes those securities that management has concluded that the Company’s amortized cost will not be recovered due to expected delays or shortfalls in contractually specified cash flows. For these investments, an OTTI charge is recorded or the security is sold and a realized loss is recorded as a charge to income.  Credit OTTI losses are recorded in the Company’s consolidated statement of operations and non-credit OTTI losses are recorded in other comprehensive income (loss).

Structured securities, those rated single A or below in particular, are subject to certain provisions in FASB ASC Topic 325.  These provisions require the Company to periodically update its best estimate of cash flows over the life of the security.  In the event that fair value is less than carrying amount and there has been an adverse change in the expected cash flows (as measured by comparing the original expected cash flows to the current expectation of cash flows, both discounted at the current effective rate), then an impairment charge is recorded to income.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third parties, along with assumptions and judgments about the future performance of the underlying collateral.  Losses incurred on the respective portfolios are based on expected loss models, not incurred loss models.  Expected cash flows include assumptions about key systematic risks and loan-specific information.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

OTHER-THAN-TEMPORARY IMPAIRMENT (CONTINUED)

For securities that are determined to have incurred a credit loss, the amount of credit loss is calculated based upon the cash flows that the Company expects to collect given an assessment of the relevant facts and circumstances for the issuer and specific bond issue.  Such factors include the financial condition, credit quality, the near-term prospects of the issuer, and the issuer's relative liquidity, among other factors.

The Company recorded credit OTTI losses in its consolidated statement of operations totaling $4.8 million for the year ended December 31, 2009 on its available-for-sale fixed maturity securities.  The $4.8 million credit loss OTTI recorded during the year ended December 31, 2009 was concentrated in corporate debt of financial institutions.  These impairments were driven primarily by adverse financial conditions of the issuers.

The following table rolls forward the amount of credit losses recognized in earnings on available-for-sale debt securities held on the date of transition, April 1, 2009, for which a portion of the OTTI was also recognized in other comprehensive income (loss).

Nine-month Period Ended December 31, 2009

Beginning balance, at April 1, 2009, prior to the adoption of FASB ASC Topic 320	$ -
Add: Credit losses remaining in accumulated deficit related to the adoption of FASB ASC Topic 320	27,805
Add: Credit losses on OTTI not previously recognized	4,834
Less: Credit losses on securities sold	(22,377)
Less: Credit losses on securities impaired due to intent to sell	-
Add: Credit losses on previously impaired securities	-
Less: Increases in cash flows expected on previously impaired securities	(1,114)
Ending balance, at December 31, 2009	$ 9,148

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE

The Company invests in commercial first mortgage loans and real estate throughout the United States.  Investments are diversified by property type and geographic area.  Mortgage loans are collateralized by the related properties and generally are no more than 75% of the property’s value at the time that the original loan is made.

The carrying value of mortgage loans and real estate investments, net of applicable allowances and accumulated depreciation, was as follows:

	December 31,
	2009	2008

Total mortgage loans	$ 1,911,961	$ 2,083,003

Real estate:
Held for production of income	202,277	201,470
Total real estate	$ 202,277	$ 201,470

Total mortgage loans and real estate	$ 2,114,238	$ 2,284,473

Accumulated depreciation on real estate was $40.6 million and $36.7 million at December 31, 2009 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (CONTINUED)

A loan is considered impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan and impairment is measured based on the fair value of the collateral less costs to sell.  A specific allowance for loan loss is established for an impaired loan if the fair value of the loan collateral less cost to sell is less than the recorded amount of the loan.  The specific allowance for loan loss was $17.3 million and $3.0 million at December 31, 2009 and 2008, respectively.  A general allowance for loan loss is established based on an assessment of past loss experience on groups of loans with similar characteristics and current economic conditions.  The general allowance for loan loss was $25.5 million and $0.0 million at December 31, 2009 and 2008, respectively.  While management believes that it uses the best information available to establish the allowances, future adjustments may become necessary if economic conditions differ from the assumptions used in calculating them.

The following tables set forth the distribution of the Company’s mortgage loans by credit quality and the allowance for loan loss at December 31:

	Gross Carrying Value
	2009	2008

Current loans	$ 1,711,865	$ 2,039,687
Past due loans:
Less than 90 days	26,953	22,391
Between 90 and 179 days	-	-
180 days or more	-	-
Impaired	215,925	23,925
Balance, at December 31	$ 1,954,743	$ 2,086,003

	Allowance for Loan Loss
	2009	2008

General allowance	$ 25,500	$ -
Specific allowance	17,282	3,000
Total	$ 42,782	$ 3,000

Included in the $215.9 million and $23.9 million of impaired mortgage loans at December 31, 2009 and 2008, are $134.9 million and $0.0 million, respectively, of impaired loans that did not have an allowance for loan loss because the fair value of the collateral or the expected future cash flows exceed the carrying value of the loans.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (CONTINUED)

The average investment in impaired mortgage loans before an allowance for loan loss, the related interest income and cash receipts for interest on impaired mortgage loans were as follows, for the years ended December 31:

	2009	2008	2007

Average investment	$121,500	$11,963	$3,791
Interest income	$897	$-	$-
Cash receipts on interest	$897	$-	$-

The activity in the allowance for loan loss was as follows:

	2009	2008	2007

Balance at January 1	$3,000	$3,288	$3,928
Provisions for allowance	40,050	3,000	-
Recoveries	(268)	(3,288)	(640)
Balance at December 31	$42,782	$3,000	$3,288

Mortgage loans and real estate investments comprise the following property types and geographic regions at December 31:

	2009	2008
Property Type:
Office building	$ 638,603	$ 763,405
Residential	-	198
Retail	808,125	923,592
Industrial/warehouse	241,627	262,436
Apartment	100,435	106,362
Other	368,230	231,480
Allowance for loan losses	(42,782)	(3,000)
Total	$ 2,114,238	$ 2,284,473

	2009	2008
Geographic region:
Arizona	$ 53,470	$ 55,987
California	114,196	124,004
Florida	217,614	229,681
Georgia	57,861	62,418
Maryland	46,412	52,202
Massachusetts	116,025	120,059
Missouri	58,523	61,293
New York	305,810	328,439
Ohio	135,088	145,192
Pennsylvania	110,758	118,744
Texas	325,234	340,082
Washington	52,353	56,547
Other (1)	563,676	592,825
Allowance for loan losses	(42,782)	(3,000)
Total	$ 2,114,238	$ 2,284,473

(1) Includes the states in which the value of the Company’s mortgage loans and real estate investments was below $50 million at December 31, 2009 and 2008, respectively.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (CONTINUED)

At December 31, 2009, scheduled mortgage loan maturities were as follows:

2010	$ 38,043
2011	110,980
2012	69,075
2013	114,869
2014	195,280
Thereafter	1,409,214
General allowance	(25,500)
Total	$ 1,911,961

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced.

The Company has made funding commitments of mortgage loans on real estate and other loans into the future. The outstanding funding commitments for these mortgages amount to $51.0 million and $2.0 million at December 31, 2009 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

SECURITIES LENDING

The Company participated in a securities lending program to generate additional income, whereby certain fixed maturity securities were loaned for a specified period of time from the Company’s portfolio to qualifying third parties, via a lending agent.  Borrowers of these securities provided collateral of 102% of the market value of the loaned securities.  The Company generally accepted cash as the only form of collateral.  Under the terms of the securities lending program, the lending agent indemnified the Company against borrower defaults.  As of December 31, 2009, the Company no longer participates in the securities lending program.

As of December 31, 2008, the fair value of the loaned securities was approximately $175.0 million, and was included in available-for-sale fixed maturity securities, and cash and cash equivalents in the Company’s consolidated balance sheet.  The Company recorded cash collateral relating to the securities lending program in the amount of $183.5 million as of December 31, 2008, all of which was re-invested in certain cash instruments and other available-for-sale securities.  The Company recorded the collateral investments at fair value in the consolidated balance sheet as part other invested assets.  The fair value of the collateral investments at December 31, 2008 was $179.9 million.

The Company earned income from the reinvestment of the cash collateral.  The Company recorded pre-tax income from securities lending transactions, net of lending fees, of $0.7 million, $2.6 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, which was included in net investment income (loss) in the consolidated statements of operations.

LEVERAGED LEASES AND LIMITED PARTNERSHIPS

The Company is an owner participant in a trust that is a lessor in a leveraged lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was originally leased through a VIE for a term of 9.78 years.  During 2001, the lease term was extended until 2010.  The Company's equity investment in this VIE represented 8.33% of the partnership that provided 22.9% of the purchase price of the equipment.  The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment, and is non-recourse to the Company.  At the end of the lease term, the master lessee has elected to exercise a fixed price purchase option to purchase the equipment.  The leveraged lease is included as a part of other invested assets in the Company’s consolidated balance sheets.

The Company's net investment in the leveraged lease is composed of the following elements:

	Year ended December 31,
	2009	2008
Lease contract receivable	$ 1,247	$ 7,042
Less: non-recourse debt	-	-
Net receivable	1,247	7,042
Estimated value of leased assets	20,795	20,795
Less: Unearned and deferred income	(731)	(2,373) (
Investment in leveraged leases	21,311	25,464
Less: Fees	(12)	(37)
Net investment in leveraged leases	$ 21,299	$ 25,427

The Company had outstanding commitments with respect to funding of limited partnerships of approximately $12.8 million, and $18.2 million at December 31, 2009 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, foreign currency exchange rates, equity market conditions, and to alter exposure arising from mismatches between assets and liabilities.  Derivative instruments are recorded in the consolidated balance sheets at fair value and are presented as assets or liabilities.

The Company does not employ hedge accounting.  The Company believes that its derivatives provide economic hedges and the cost of formally documenting hedge effectiveness in accordance with the provisions of FASB ASC Topic 815, is not justified.  As a result, all changes in the fair value of derivatives are recorded in the current period operations as a component of net derivative income or loss.

Credit enhancements such as mutual put features and collateral are used to improve the credit risk of longer term derivative contracts.

The primary types of derivatives held by the Company include swap agreements, swaptions, futures, call/put options and embedded derivatives, as described below.

Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flow payments at pre-determined intervals and are based upon or calculated by reference to changes in specified interest rates (fixed or floating), foreign currency exchange rates, or prices on an underlying principal balance (notional).  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency exchange swaps.  A single net payment is usually made by one counterparty at pre-determined dates. The net payment is recorded as a component of net derivative loss in the consolidated statement of operations.

Interest rate swaps are generally used to change the character of cash flows (e.g. fixed payments to floating rate payments) for duration matching purposes and to manage exposures to changes in the risk-free interest rate.

Foreign currency swaps are utilized as an economic hedge against changes in foreign currencies associated with certain non-U.S. dollar denominated cash flows.  From 2000 through 2002, and again in 2005, the Company marketed GICs to unrelated third parties.  Each transaction is highly-individualized, but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps.  The combination of the currency swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

On September 6, 2006, the Company entered into an agreement with the CARS Trust.  Through this agreement, the Company purchased a funded note, which is referenced through a credit default swap, as the seller of credit protection, to the credit performance of a portfolio of corporate reference entities.  See Note 1 for additional information on the CARS Trust.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

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

Futures

Futures contracts, both long and short, are entered into for purposes of hedging liabilities on fixed index and domestic variable annuity products with GMDB and living benefit features, with cash flows based on changes in equity indices.  Certain futures are also utilized to hedge interest rate risk associated with these products.  On the trade date, an initial cash margin is exchanged.  Daily cash is exchanged to settle the daily variation margin.

Call/Put Options

In addition to short futures, the Company also utilizes over-the-counter (“OTC”) put options on major indices to hedge against stock market exposure inherent in the GMDB and living benefit features of the Company's variable annuities.  Unlike futures, however, these options require initial cash outlays. The Company also purchases OTC call options on major indices to economically hedge its obligations under certain fixed annuity contracts, as well as enhance income on the underlying assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Embedded Derivatives

The Company performs a quarterly analysis of its new contracts, agreements and financial instruments for embedded derivatives.  No embedded derivatives require bifurcation from financial assets.  However, the Company issues certain annuity contracts and enters into reinsurance agreements that contain a derivative instrument that is embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or reinsurance agreement) and is carried at fair value.  See Note 9 for further information regarding derivatives embedded in reinsurance contracts; see Note 13 for further information regarding derivatives embedded in annuity contracts.

The following is a summary of the Company’s derivative positions:

	As of December 31, 2009		As of December 31, 2008
	Number of Contracts	Principal Notional	Number of Contracts	Principal Notional

Interest rate swaps	102	$ 8,883,000	218	$ 14,036,100
Currency swaps	10	351,740	14	408,773
Credit default swaps	1	55,000	1	55,000
Equity swaps	2	4,908	2	4,908
Swaptions	5	1,150,000	5	1,150,000
Futures (1)	(13,811)	2,378,216	927	1,991,840
Index call options	7,345	1,313,381	8,081	1,166,148
Index put options	7,100	682,499	5,500	591,385
Total	754	$ 14,818,744	14,748	$ 19,404,154
(1)  The negative amount represents the Company’s short position

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
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

The following is a summary of the Company’s derivative asset and liability positions by primary risk exposure at December 31, 2009.  With the exception of embedded derivatives, all derivatives are carried at fair value in derivative instruments – receivable or derivative instruments – payable in the Company’s consolidated balance sheets.  Embedded derivatives related to reinsurance agreements and annuity contracts are carried at fair value in contractholder deposit funds and other policy liabilities in the Company’s consolidated balance sheets.

	At December 31, 2009
	Asset Derivatives	Liability Derivatives
	Fair Value (a)	Fair Value (a)

Interest rate contracts	$ 130,178	$ 532,401
Foreign currency contracts	56,032	905
Equity contracts	58,692	-
Credit contracts	-	34,349
Futures (b)	14,325	5,255
Derivative instruments	259,227	572,910
Embedded derivatives (c)	11,308	417,764
Total	$ 270,535	$ 990,674

(a)	Amounts are presented without consideration of cross-transaction netting and collateral.
(b)	Futures include both interest rate and equity price risks.
(c)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

All realized and unrealized derivative gains and losses are recorded in net derivative loss in the Company’s consolidated statements of operations.  The following is a summary of the Company’s realized and unrealized gains and losses by derivative type for the years ended December 31:

	2009	2008	2007

Interest rate contracts	$ 143,402	$ (501,413)	$ (259,230)
Foreign currency contracts	(12,116)	28,078	9,714
Equity contracts	(71,865)	(53,397)	41,328
Credit contracts	(9,855)	(35,149)	(6,432)
Futures	(328,595)	35,447	41,915
Embedded derivatives	239,127	(79,024)	(16,945)
Net derivative loss from continuing operations	$ (39,902)	$ (605,458)	$ (189,650)
Net derivative income (loss) from discontinued operations	$ 216,956	$ (266,086)	$ (3,474)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

4. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, contractual requirements for transacting with counterparties and collateral support agreements, and limitations on counterparty concentrations.  Exposures by counterparty are monitored closely, as well as counterparty credit ratings.  All contracts are held with counterparties rated A- or higher.  As of December 31, 2009, the Company’s liability positions were linked to a total of 14 counterparties, of which the largest single unaffiliated counterparty payable had credit exposure of $74.0 million to the company.  As of December 31, 2009, the Company’s asset positions were linked to a total of 18 counterparties, of which the largest single unaffiliated counterparty receivable had credit exposure of $125.4 million.

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

Credit-related triggers include failure to pay or deliver on an obligation past certain grace periods, bankruptcy or the downgrade of credit ratings to below a stipulated level.  These triggers apply to both the Company and its counterparty.  The aggregate value of all derivative instruments with credit risk-related contingent features that were in a liability position at December 31, 2009 was approximately $572.9 million.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its liability positions, offset by the value of previously pledged collateral and cross-transaction netting.  If payments cannot be exchanged simultaneously at early termination, funds will also be held in escrow to facilitate settlement.  If an early termination was triggered on December 31, 2009, the Company would be expected to settle a net obligation of approximately $174.8 million.

If counterparties are unable to meet accelerated payment obligations, the Company may also be exposed to uncollectible asset positions, offset by the value of collateral that has been posted with the Company.

At December 31, 2009, the Company had collateral of $236.6 million pledged to counterparties, including a combination of cash and U.S. treasury securities and other collateral. The Company was holding cash collateral posted by counterparties of $97.8 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

5. FAIR VALUE MEASUREMENT

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

As a result of the adoption of FASB ASC Topic 820, the value of the Company’s embedded derivative liabilities decreased by $166.1 million during the year ended December 31, 2008.  This change was primarily the result of changes to the valuation assumptions regarding policyholder behavior, primarily lapses, as well as the incorporation of risk margins and the Company’s own credit standing in the valuation of embedded derivatives.

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

Please refer to Note 8 regarding the valuation techniques utilized by the Company to measure the fair values included herein.  During the year ended December 31, 2009, there were no changes to these valuation techniques and the related inputs.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

5. FAIR VALUE MEASUREMENT (CONTINUED)

Financial assets and liabilities recorded at fair value in the Company’s consolidated balance sheets are categorized as follows:

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

The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith and credit of the Government, municipal bonds, structured notes and certain MBS, ABS, CMO, RMBS, and CMBS, certain corporate debt, certain private equity investments and certain derivatives.

Level 3

•
Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Generally, the types of assets and liabilities utilizing Level 3 valuations are certain MBS, ABS, CMO, RMBS and CMBS, certain corporate debt, certain private equity investments, certain mutual fund holdings and certain derivatives, including derivatives embedded in annuity contracts and certain funding agreements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy

The following table presents the Company’s categories for its assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities
Asset-backed securities	$-	$952	$37	$989
Residential mortgage-backed securities	-	47,701	-	47,701
Commercial mortgage-backed securities	-	14,150	1,930	16,080
Foreign government & agency securities	-	760	-	760
U.S. treasury and agency securities	39,131	-	-	39,131
Corporate securities	-	1,062,919	7,936	1,070,855
Total available-for-sale fixed maturity securities	39,131	1,126,482	9,903	1,175,516

Trading fixed maturity securities
Asset-backed securities	-	355,613	111,650	467,263
Residential mortgage-backed securities	-	886,340	154,551	1,040,891
Commercial mortgage-backed securities	-	624,845	14,084	638,929
Foreign government & agency securities	-	67,925	15,323	83,248
U.S. treasury and agency securities	503,123	34,407	-	537,530
Corporate securities	-	8,254,775	107,886	8,362,661
Total trading fixed maturity securities	503,123	10,223,905	403,494	11,130,522

Short-term investments (Note 1)	1,267,311	-	-	1,267,311
Derivative instruments - receivable	14,922	235,484	8,821	259,227
Other invested assets	20,242	206	-	20,448
Cash and cash equivalents	1,804,208	-	-	1,804,208
Total investments and cash	3,648,937	11,586,077	422,218	15,657,232

Other assets
Separate account assets (1) (2) (3)	18,045,908	5,233,602	547,841	23,827,351

Total assets measured at fair value on a recurring basis	$21,694,845	$16,819,679	$970,059	$39,484,583

(1) Pursuant to the conditions set forth in FASB ASC Topic 944, the value of separate account liabilities is set to equal the fair value of the separate account assets.

(2)Excludes $501.0 million, primarily related to investment sales receivable, net of investment purchases payable, that are not subject to FASB ASC Topic 820.

(3) During the first quarter of 2009, the Company transferred certain mutual funds held in the separate accounts from Level 2 to Level 1, as the funds are priced based on the net asset value (“NAV”) for identical products sold in the market.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company’s categories for its liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$-	$-	$168,786	$168,786
Guaranteed minimum accumulation benefit liability	-	-	81,669	81,669
Derivatives embedded in reinsurance contracts	-	15,035	-	15,035
Fixed index annuities	-	-	140,966	140,966
Total other policy liabilities	-	15,035	391,421	406,456

Derivative instruments – payable	5,256	533,305	34,349	572,910

Other liabilities
Bank overdrafts	60,037	-	-	60,037

Total liabilities measured at fair value on a recurring basis	$65,293	$548,340	$425,770	$1,039,403

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)
The following table presents the Company’s categories for its assets measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities
Asset-backed and mortgage-backed securities	$-	$54,793	$4,466	$59,259
Foreign government & agency securities	-	472	-	472
U.S. treasury and agency securities	56,478	18,503	-	74,981
Corporate securities	-	531,420	7,888	539,308
Total available-for-sale fixed maturity securities	56,478	605,188	12,354	674,020

Trading fixed maturity securities
Asset-backed and mortgage-backed securities	-	1,771,382	462,253	2,233,635
Foreign government & agency securities	-	84,615	9,200	93,815
U.S. states and political subdivisions securities	-	528	-	528
U.S. treasury and agency securities	445,732	57,373	-	503,105
Corporate securities	-	8,796,558	134,505	8,931,063
Total trading fixed maturity securities	445,732	10,710,456	605,958	11,762,146

Short-term investments (Note 1)	599,481	-	-	599,481
Derivative instruments – receivable	-	724,435	2,668	727,103
Other invested assets	36,300	143,645	-	179,945
Cash and cash equivalents	1,024,668	-	-	1,024,668
Total investments and cash	2,162,659	12,183,724	620,980	14,967,363

Other assets
Separate account assets (1) (2)	376,709	18,957,344	801,873	20,135,926

Total assets measured at fair value on a recurring basis	$2,539,368	$31,141,068	$1,422,853	$35,103,289

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
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company’s categories for its liabilities measured at fair value on a recurring basis as of December 31, 2008:

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

  5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the year ended December 31, 2009:

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturity securities
Asset-backed securities	$ -	$ (54)	$ 15	$ -	$ 76	$ 37	$ -
Collateralized mortgage obligations	3,046	-	-	-	(3,046)	-	-
Residential mortgage-backed securities	-	-	-	-	-	-	-
Commercial mortgage-backed securities	1,420	(197)	(920)	-	1,627	1,930	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,888	300	1,786	(761)	(1,277)	7,936	-
Total available-for-sale fixed maturity securities	12,354	49	881	(761)	(2,620)	9,903	-

Trading fixed maturity securities
Asset-backed securities	145,267	21,788	-	(6,261)	(49,144)	111,650	72,403
Collateralized mortgage obligations	116,572	-	-	-	(116,572)	-	-
Residential mortgage-backed securities	-	7,921	-	(17,036)	163,666	154,551	60,617
Commercial mortgage-backed securities	200,414	(10,157)	-	(119)	(176,054)	14,084	1,897
Foreign governments & agency securities	9,200	(37)	-	-	6,160	15,323	1,474
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,505	15,520	-	(3,884)	(38,255)	107,886	27,850
Total trading fixed maturity securities	605,958	35,035	-	(27,300)	(210,199)	403,494	164,241

Short-term investments	-	-	-	-	-	-	-
Derivative instruments – receivable	2,668	281	-	5,872	-	8,821	281
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	620,980	35,365	881	(22,189)	(212,819)	422,218	164,522

Other assets
Separate account assets (1)	801,873	39,974	-	(249,503)	(44,503)	547,841	139,634

Total assets measured at fair value on a recurring basis	$1,422,853	$ 75,339	$ 881	$ (271,692)	$ (257,322)	$ 970,059	$ 304,156

(1)
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2)	Transfers in and/or (out) of level 3 during the year ended December 31, 2009 are primarily attributable to changes in the observability of inputs used to price the securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the year ended December 31, 2009:
Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 335,612	$ (242,898)	$ -	$ 76,072	$ -	$ 168,786	$ (231,274)
Guaranteed minimum accumulation benefit liability	358,604	(298,788)	-	21,853	-	81,669	(290,795)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	106,619	11,703	-	22,644	-	140,966	16,622
Total other policy liabilities	800,835	(529,983)	-	120,569	-	391,421	(505,447)

Derivative instruments – payable	42,066	(7,717)	-	-	-	34,349	(7,717)

Other liabilities
Bank overdrafts	-	-	-	-	-	-	-
Total liabilities measured at fair value on a recurring basis	$ 842,901	$ (537,700)	$ -	$ 120,569	$ -	$ 425,770	$ (513,164)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the year ended December 31, 2008:

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturity securities
Asset-backed and mortgage-backed securities	$ 4,330	$ (591)	$ (1,990)	$ -	$ 2,717	$ 4,466	$ -
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	9,039	583	(4,808)	(1,403)	4,477	7,888	-
Total available-for-sale fixed maturity securities	13,369	(8)	(6,798)	(1,403)	7,194	12,354	-
							-
Trading fixed maturity securities
Asset-backed and mortgage-backed securities	1,085,287	(728,122)	-	38,480	66,608	462,253	(627,739)
Foreign government & agency securities	63,331	(1,250)	-	-	(52,881)	9,200	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,446	(37,157)	-	(2,305)	39,521	134,505	(18,872)
Total trading fixed maturity securities	1,283,064	(766,529)	-	36,175	53,248	605,958	(646,611)

Short-term investments	-	-	-	-	-	-	-
Derivative instruments – receivable	24,073	2,487	-	(24,255)	363	2,668	2,668
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	1,320,506	(764,050)	(6,798)	10,517	60,805	620,980	(643,943)

Other assets
Separate account assets (1)	1,752,495	(322,652)	-	192,166	(820,136)	801,873	(238,261)

Total assets measured at fair value on a recurring basis	$ 3,073,001	$(1,086,702)	$ (6,798)	$ 202,683	$ (759,331)	$1,422,853	$ (882,204)

(1)
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2)	Transfers in and/or (out) of level 3 during the year ended December 31, 2008 are primarily attributable to changes in the observability of inputs used to price the securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the year ended December 31, 2008:
Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities
Guaranteed minimum withdrawal benefit liability	$ 10,151	$ 296,048	$ -	$ 29,413	$ -	$ 335,612	$ 297,426
Guaranteed minimum accumulation benefit liability	22,649	313,928	-	22,027	-	358,604	315,548
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	392,017	(263,765)	-	(21,633)	-	106,619	(206,413)
Total other policy liabilities	424,817	346,211	-	29,807	-	800,835	406,561

Derivative instruments – payable	11,627	30,439	-	-	-	42,066	30,440

Other liabilities
Bank overdrafts	-	-	-	-	-	-	-
Total liabilities measured at fair value on a recurring basis	$ 436,444	$ 376,650	$ -	$ 29,807	$ -	$ 842,901	$ 437,001

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s categories for its assets measured at fair value on a nonrecurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total Fair Value	Total Gains (Losses)
Asset
VOCRA	$-	$-	$5,766	$5,766	$(2,600)

At December 31, 2009, the Company determined that the VOCRA asset was impaired and recorded an impairment charge of $2.6 million.  The impairment charge was allocated to the Group Protection Segment.  The fair value of VOCRA was calculated as the sum of the undiscounted cash flows the Company expects to realize, based on the segment’s anticipated long-term profit margins.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

5. FAIR VALUE MEASUREMENT (CONTINUED)

The FV Option

FASB ASC Topic 825 provides entities the option to measure certain financial assets and financial liabilities at fair value (the “FV Option”) with changes in fair value recognized in earnings each period.  FASB ASC Topic 825 also permits the FV Option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  As of January 1, 2008, the Company elected to apply the provisions of FASB ASC Topic 825 for fixed maturity securities attributable to certain life, health and annuity products, which had previously been designated as available-for-sale.  At December 31, 2007, such available-for-sale securities had a market value of $10.7 billion and an amortized cost of $11.1 billion, and were reclassified as trading fixed maturity securities, on January 1, 2008.

The Company adopted the FV Option to more closely align the changes in the fair values of its derivative instruments, which are reported as a component of net derivative loss in the consolidated statements of operations, with the changes in the fair value of its fixed maturity investments, a significant portion of which are now reported as a component of net investment income in the consolidated statements of operations, due to the election of the FV Option.  The Company does not employ hedge accounting for any of its derivative instruments.  The Company primarily uses interest rate swaps as part of its asset-liability management strategy, which generally experiences changes in fair value due to interest rate changes.  As such, the Company is attempting to mitigate earnings volatility by electing the FV Option for a significant portion of its fixed maturity investment portfolio, which is expected to experience inverse movements in fair value related to interest rate changes.  Additionally, this election provides greater accounting consistency with the Parent and SLF, and will make it possible for the Company to employ different investment strategies in the future, whereby portfolio trading will not influence the Company’s accounting.

Effective January 1, 2008, in accordance with FASB ASC Topic 825 and FASB ASC Topic 230 “Statement of Cash Flows,” the Company changed the presentation of purchases and sales of its fixed maturity securities designated as trading in the statement of cash flows to be in line with the nature and purpose for which those securities were acquired, which was to not sell them in the near-term.  Purchases and sales of these securities are reported gross in the investing activities section of the consolidated statements of cash flows.

Investment income for both trading and available-for-sale fixed maturity securities is recognized when earned, including amortization of any premium or accretion of any discount, and the effect of estimated principal repayments, if applicable.  Investment income is reported as a component of net investment income (loss) in the consolidated statements of operations.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

6. NET REALIZED INVESTMENT (LOSSES) GAINS

Net realized investment (losses) gains on available-for-sale fixed maturity securities and other investments, excluding OTTI losses on fixed maturity securities, consisted of the following for the years ended December 31:

	2009	2008	2007

Fixed maturity securities	$ 2,912	$ 2,162	$ (4,107)
Equity securities	-	-	395
Mortgage and other loans	(43,148)	538	780
Real estate	-	431	-
Other invested assets	1,289	175	(32)
Sales of previously impaired assets	2,272	495	10,008

Net realized investment (losses) gains from continuing operations	$ (36,675)	$ 3,801	$ 7,044
Net realized investment gains from discontinued operations	$ -	$ 178	$ -

7. NET INVESTMENT INCOME (LOSS)

Net investment income (loss) by asset class consisted of the following for the years ended December 31:

	2009	2008	2007

Fixed maturity securities – Interest and other income	$ 822,599	$ 859,252	$ 989,619
Fixed maturity securities – Change in fair value and net realized gains (losses) on trading securities	1,736,975	(2,958,739)	(85,721)
Mortgages and other loans	121,531	134,279	153,224
Real estate	7,735	8,575	9,347
Policy loans	44,862	44,601	43,708
Income ceded under funds withheld reinsurance agreements	(139,168)	(63,513)	(78,246)
Other	3,948	23,841	44,450
Gross investment income (loss)	2,598,482	(1,951,704)	1,076,381
Less: Investment expenses	16,175	18,664	15,896
Net investment income (loss) from continuing operations	2,582,307	$ (1,970,368)	$ 1,060,485
Net investment loss from discontinued operations	$ (24,956)	$ (180,533)	$ (38,107)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

7. NET INVESTMENT (LOSS) INCOME (CONTINUED)

Ceded investment income on funds withheld reinsurance portfolios is included as a component of net investment income and is accounted for consistent with the policies outlined in Note 1.  The ceded investment income relates to the funds withheld reinsurance agreement between the Company and certain affiliates and is further described in Note 9, in the section pertaining to the Individual Protection Segment.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825 excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements.  The fair value amounts presented herein do not include the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items.  Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value to the Company.  Likewise, care should be exercised in deriving conclusions about the Company’s business or financial condition based on the fair value information presented herein.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 1,804,208	$ 1,804,208	$ 1,024,668	$ 1,024,668
Fixed maturity securities	12,306,038	12,306,038	12,436,166	12,436,166
Short-term investments (Note 1)	1,267,311	1,267,311	599,481	599,481
Mortgage loans	1,911,961	1,937,199	2,083,003	2,083,089
Derivative instruments –receivables	259,227	259,277	727,103	727,103
Policy loans	722,590	837,029	729,407	768,658
Other invested assets	20,448	20,448	179,945	179,945
Separate accounts	23,326,323	23,326,323	20,531,724	20,531,724

Financial liabilities:
Contractholder deposit funds and other policy liabilities	14,104,892	13,745,774	14,292,665	13,256,964
Derivative instruments – payables	572,910	572,910	1,494,341	1,494,341
Long-term debt to affiliates	883,000	883,000	1,998,000	1,998,000
Other liabilities	60,037	60,037	87,534	87,534
Separate accounts	23,326,323	23,326,323	20,531,724	20,531,724

The following methods and assumptions were used by the Company in determining the estimated fair value of its financial instruments:

Interest receivable on the above financial instruments is stated at carrying value which approximates fair value.

Cash, cash equivalents and short-term investments: The carrying value for cash, cash equivalents and short-term investments approximates fair values due to the short-term nature and liquidity of the balances.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Fixed maturity securities: The Company determines the fair value of its publicly traded fixed maturity securities using three primary pricing methods: third-party pricing services, non-binding broker quotes and pricing models.  Prices are first sought from third-party pricing services; the remaining unpriced securities are priced using one of the remaining two methods.  Third-party pricing services derive the security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.  The Company generally does not adjust quotes or prices obtained from brokers or pricing services.

Structured securities, such as CMO, RMBS, CMBS and ABS, are priced using a fair value model or independent broker quotations.  CMBS securities, which are a subset of the Company’s CMO holdings, are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  Other CMO and ABS are priced using models and independent broker quotations.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, RMBS, CMBS and CMO.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

For privately-placed fixed maturity securities, fair values are estimated using models which take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately-placed fixed maturity securities are also priced using market prices or broker quotes.

Mortgages: The fair values of mortgage and other loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Derivative instruments, receivables and payables: The fair values of swaps are based on current settlement values, dealer quotes and market prices.  Fair values for options and futures are also based on dealer quotes and market prices.  The Company also uses credit valuation adjustments (“CVAs”) to properly reflect the component of fair value of derivative instruments that arises from default risk.  CVAs are based on a methodology that uses credit default swap spreads as a key input in determining an implied level of expected loss over the total life of the derivative contact. The counterparty or the Company’s credit spreads from bond yields are used where no observable credit default swap spreads are available.  CVAs are intended to achieve a fair value of the underlying contracts and are normally based on publicly available information. The CVAs also takes into account contractual factors designed to reduce the Company’s credit exposure to each counterparty, such as collateral and legal rights of offset.

Policy loans:  The fair value of policy loans is determined by estimating future policy loan cash flows and discounting the cash flows at a current market interest rate.

Other invested assets:  This financial instrument primarily consists of equity securities for which the fair value is based on quoted market prices. Other invested assets primarily included certain cash instruments and fixed maturity securities, which were purchased using cash collateral related to a securities lending program in which the Company participated prior to December 31, 2009.  The fair value of the cash instrument is consistent with the method used in calculating the fair value of the cash and cash equivalents, as described above.  The pricing methods used for the fixed maturity securities component of the securities lending program is as explained in the fair value of fixed maturity securities above.  At December 31, 2008, the Company recorded the collateral investment at fair value in the consolidated balance sheets in other invested assets.

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
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Contractholder deposit funds and other policy liabilities: The fair values of the Company’s general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.  The fair values of other deposits with future maturity dates are estimated using discounted cash flows.  The fair values of S&P 500 Index and other equity-linked embedded derivatives are produced using standard derivative valuation techniques.  GMABs or GMWBs are considered to be derivatives under FASB ASC Topic 815 and are included in contractholder deposit funds and other policy liabilities in the Company’s consolidated balance sheets.  Consistent with the provisions of FASB ASC Topic 820, the Company incorporates risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.

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
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

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

The effects of the Company’s reinsurance agreements in the consolidated statements of operations were as follows:

	For the Years Ended December 31,
	2009	2008	2007

Premiums and annuity considerations:
Direct	$86,671	$67,938	$62,645
Assumed	52,856	58,961	50,986
Ceded	(5,281)	(4,166)	(3,015)
Net premiums and annuity considerations from continuing operations	$134,246	$122,733	$110,616
Net premiums and annuity considerations related to discontinued operations	$-	$-	$-

Fee and other income:
Direct	$581,868	$608,066	$598,277
Assumed	-	-	-
Ceded	(196,032)	(158,075)	(123,723)
Net fee and other income from continuing operations	$385,836	$449,991	$474,554
Net fee and other income related to discontinued operations	$(49,947)	$114,762	$5,350

Interest credited:
Direct	$472,275	$601,435	$693,665
Assumed	7,801	8,484	9,580
Ceded	(94,308)	(78,643)	(77,917)
Net interest credited from continuing operations	$385,768	$531,276	$625,328
Net interest credited related to discontinued operations	$34,216	$30,350	$4,495

Policyowner benefits:
Direct	$265,021	$482,737	$260,008
Assumed	38,313	42,662	27,985
Ceded	(192,895)	(134,306)	(60,953)
Net policyowner benefits from continuing operations	$110,439	$391,093	$227,040
Net policyowner benefits related to discontinued operations	$13,267	$52,424	$2,445

Other operating expenses:
Direct	$282,502	$268,253	$274,669
Assumed	6,129	5,386	4,583
Ceded	(40,475)	(11,820)	(2,483)
Net other operating expenses from continuing operations	$248,156	$261,819	$276,769
Net other operating expenses related to discontinued operations	$10,436	$27,527	$7,046

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

9. REINSURANCE (CONTINUED)

A brief discussion of the Company’s significant reinsurance agreements by business segment follows.  (See Note 17 for additional information on the Company’s business segments).

Wealth Management Segment

The Wealth Management Segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion and $1.6 billion at December 31, 2009 and 2008, respectively.  This entire block of business is reinsured on a funds withheld coinsurance basis with SLOC, an affiliate.  Pursuant to this agreement, the Company held the following assets and liabilities at December 31:

	2009	2008
Assets Reinsurance receivables	$1,540,697	$1,560,946
Other assets	-	38,998

Liabilities Contractholder deposit funds and other policy liabilities	1,493,145	1,428,331
Future contract and policy benefits	2,104	-
Reinsurance payable	1,603,711	1,509,989

The funds withheld assets of $1.5 billion and $1.6 billion at December 31, 2009 and 2008, respectively, are comprised of bonds, mortgage loans, policy loans, derivative instruments, and cash and cash equivalents that are managed by the Company.  The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $10.6 million and $130.6 million at December 31, 2009 and 2008, respectively.  The significant decline in the fair value of the funds withheld assets during the year ended December 31, 2008 increased the fair value of an embedded derivative which has been separated from the host reinsurance contract and recorded at fair value in the Company’s consolidated balance sheets.  The recovery in the fair value of funds withheld assets during the year ended December 31, 2009 decreased the fair value of the embedded derivative.  The change in the fair value of this embedded derivative (decreased) increased derivative income by $(120.0) million and $130.6 million for the years ended December 31, 2009 and 2008, respectively.

By reinsuring the SPWL product, the Company reduced net investment income by $126.6 million, $60.3 million and $78.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company also reduced interest credited by $73.9 million, $74.8 million and $74.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  In addition, the Company increased net investment income, relating to an experience rate refund under the reinsurance agreement with SLOC, by $5.2 million, $5.3 million and $8.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

9. REINSURANCE (CONTINUED)

Individual Protection Segment

The following are the Company’s significant reinsurance agreements that impact the Individual Protection Segment.

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

At the inception of the transaction, BarbCo 3 paid an initial ceding commission to the Company of $41.5 million and the Company recorded a reinsurance payable and related reinsurance receivable of $370.7 million and $329.2 million, respectively.  The reinsurance payable included a funds withheld liability of $247.9 million and a deferred gain of $122.8 million.  Pursuant to this agreement, the Company held the following assets and liabilities at:

December 31,
2009
Assets Reinsurance receivable	$422,486

Liabilities Contractholder deposit funds and other policy liabilities	466,899
Reinsurance payable	430,528

At December 31, 2009, reinsurance payable includes a funds withheld liability and a deferred gain of $307.8 million and $118.9 million, respectively.  The funds withheld assets are comprised of bonds, policy loans, and cash and cash equivalents that are managed by the Company.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $26.3 million at December 31, 2009 and resulted in a decrease of derivative income by $26.3 million for the year ended December 31, 2009.  The reinsurance agreement decreased revenues by approximately $43.8 million and decreased expenses by $38.4 million for the year ended December 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

9. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

As a result of the Company’s disposition of Sun Life Vermont at December 31, 2009, as described in Notes 1 and 2, Sun Life Vermont’s balance sheet is no longer included in the Company’s consolidated balance sheet as of December 31, 2009.  At its inception in November 2007, Sun Life Vermont entered into a reinsurance agreement with SLOC.  Pursuant to this reinsurance agreement, Sun Life Vermont has funded AXXX reserves, attributable to certain UL policies sold by SLOC through its United States branch (the “Branch”).  Sun Life Vermont reinsures, on a coinsurance basis, a 100% quota share of SLOC’s risk on the UL policies covered under the reinsurance agreement.  Sun Life Vermont’s obligations are secured in part through a reinsurance trust and in part on a funds-withheld basis.  Pursuant to this agreement, Sun Life Vermont held the following assets and liabilities which were consolidated by the Company at December 31, 2008.

2008
Assets Deferred policy acquisition costs	$73,958
Reinsurance receivable	1,125,408

Liabilities Contractholder deposit funds and other policy liabilities	813,387
Future contract and policy benefits	73,058
Other liabilities	21,529

The funds withheld assets are comprised of bonds, mortgage loans, derivatives, and cash and cash equivalents that are held in a separate trust account for the protection of policyholders and claimants of the Branch.  The assets of the trust are managed by SLOC with all of the investment returns, net of expenses, inuring to Sun Life Vermont.  Prior to December 31, 2009, the funds withheld assets were reported as reinsurance receivable in the Company’s consolidated balance sheets.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $91.8 million at December 31, 2008.

The reinsurance agreement (decreased) increased revenues by $(142.8) million, $321.2 million and $29.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, and increased expenses by $23.9 million, $134.0 million and $14.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Revenues and expenses related to this reinsurance agreement are included in the Company’s consolidated statements of operations as a component of income (loss) from discontinued operations, net of tax.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDESNED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

9. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective December 31, 2007, the Company’s subsidiary, SLNY, entered into a funds withheld reinsurance agreement with SLOC under which SLOC will fund AXXX reserves, attributable to certain UL policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  Pursuant to this agreement, SLNY held the following assets and liabilities at December 31:

	2009	2008
Assets Reinsurance receivables	$103,802	$77,628
Other assets	-	2,676

Liabilities Contractholder deposit funds and other policy liabilities	84,606	63,210
Future contract and policy benefits	10,518	3,162
Reinsurance payable	182,000	140,832
Other liabilities	-	1,057

Reinsurance payable includes a funds withheld liability of $128.4 million and $89.4 million at December 31, 2009 and 2008, respectively; and a deferred gain of $50.3 million and $51.4 million at December 31, 2009 and 2008, respectively.  The funds withheld assets comprised of trading fixed maturity securities and mortgage loans are being managed by the Company.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative reduced contractholder deposit funds and other policy liabilities by $0.7 million and $12.0 million at December 31, 2009 and 2008, respectively, and (decreased) increased derivative income by $(11.3) million and $12.0 million for the years ended December 31, 2009 and 2008, respectively.

In addition, the activities related to the reinsurance agreement have decreased revenues by $29.0 million and $9.7 million, and decreased expenses by $20.9 million and $11.5 million for the years ended December 31, 2009 and 2008, respectively.

The Company has other reinsurance agreements with SLOC and several unrelated companies, which provide reinsurance for portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”) and corporate owned life insurance (“COLI”) policies.  These amounts are reinsured on a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements decreased revenues by approximately $173.9 million and $145.4 million and, also reduced expenses by approximately $168.5 million and $128.3 million for the years ended December 31, 2009 and 2008, respectively.

Group Protection Segment

SLNY has several agreements with unrelated companies whereby the unrelated companies reinsure the mortality and morbidity risks of certain of SLNY’s group contracts.

SLNY also has a reinsurance agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At December 31, 2009 and 2008, SLNY held policyholder liabilities of $30.3 million and $32.8 million, respectively, related to this agreement.  In addition, the reinsurance agreement increased revenues by $52.9 million, $59.0 million and $51.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, and increased expenses by $44.3 million, $48.6 million and $34.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

10.  RETIREMENT PLANS

Effective December 31, 2009, the Company transferred all of its employees to an affiliate, Sun Life Services with the exception of 28 employees who were transferred to SLFD, another affiliate.  As a result of this transaction, the Company transferred pension and other employee benefit liabilities, accumulated other comprehensive loss related to pension and other postretirement plans, and cash to Sun Life Services.  Concurrent with this transaction, Sun Life Services became the sponsor of the retirement plans described below.  The employee transfer did not change the provisions of the related retirement plans and under the administrative services agreement with Sun Life Services the annual cost of these benefits will be charged to the Company in a manner consistent with the allocation of employee compensation expenses.

Prior to the December 31, 2009 employee transfer and the December 31, 2008 plans merger described below, the Company sponsored three non-contributory defined benefit pension plans for its employees and certain affiliated employees.  These plans were the staff qualified pension plan (“staff pension plan”), the agents’ qualified pension plan (“agents’ pension plan”) and the staff nonqualified pension plan (“UBF plan”) (collectively, the “Pension Plans”).  Expenses were allocated to participating companies based in a manner consistent with the allocation of employee compensation expenses.  The Company's funding policies for the staff pension plan was to contribute amounts which at least satisfy the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”).  Most pension plan assets consist of separate accounts of SLOC or other insurance company contracts.

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

Prior to the December 31, 2009 employee transfer, the Company sponsored a postretirement benefit plan for its employees and certain affiliated employees providing certain health, dental and life insurance benefits for retired employees and dependents (the “Other Post Retirement Benefit Plan”).  Expenses were allocated to participating companies based on the number of participants.  Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition.  Life insurance benefits are generally set at a fixed amount.

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

On September 29, 2006, the FASB issued ASC Topic 715, which requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Company's fiscal year end.  The Company adopted the balance sheet recognition provisions of FASB ASC Topic 715 at December 31, 2006 and adopted the year end measurement date provisions effective January 1, 2008.  The adoption of the year-end measurement date provisions resulted in a net of tax cumulative-effect decrease of $0.3 million to the Company’s January 1, 2008, other comprehensive income (“OCI”).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

10. RETIREMENT PLANS (CONTINUED)

The following tables set forth the change in the Pension Plans’ and Other Post Retirement Benefit Plan’s projected benefit obligations and assets, as well as information on the plans’ funded status at December 31:

	Pension Plans		Other Post Retirement Benefit Plan
	2009	2008	2009	2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 270,902	$ 262,757	$ 49,112	$ 52,229
Effect of eliminating early measurement date	-	1,982	-	705
Service cost	2,597	3,520	1,754	1,616
Interest cost	17,434	16,617	3,218	3,332
Actuarial loss (gain)	17,861	(3,424)	2,344	(6,729)
Benefits paid	(11,066)	(10,550)	(2,095)	(2,266)
Plan amendments	-	-	(803)	-
Federal subsidy	-	-	121	225
Transfer to Sun Life Services	(297,728)	-	(53,651)	-
Projected benefit obligation at end of year	$ -	$ 270,902	$ -	$ 49,112

	Pension Plans		Other Post Retirement Benefit Plan
	2009	2008	2009	2008
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ 195,511	$ 291,824	$ -	$ -
Effect of eliminating early measurement date	-	1,981	-	-
Employer contributions	6,500	-	2,095	2,266
Other	1,547	350	-	-
Actual return on plan assets	49,375	(88,094)	-	-
Benefits paid	(11,066)	(10,550)	(2,095)	(2,266)
Transfer to Sun Life Services	(241,867)	-	-	-
Fair value of plan assets at end of year	$ -	$ 195,511	$ -	$ -

	Pension Plans		Other Post Retirement Benefit Plan
	2009	2008	2009	2008
Information on the funded status of the plan:
Funded status	$ -	$ (75,391)	$ -	$ (49,112)
Accrued benefit cost	$ -	$ (75,391)	$ -	$ (49,112)

The Company’s accumulated benefit obligation for the Pension Plans at December 31, 2008 was $263.1 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

10.  RETIREMENT PLANS (CONTINUED)

The Pension Plans were underfunded at December 31, 2008.  The following table provides information on the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

Pension Plans
2008
Projected benefit obligations	$ 270,902
Accumulated benefit obligation	263,142
Plan assets	195,511

Amounts recognized in the Company’s consolidated balance sheets for the Pension Plans and Other Post Retirement Benefit Plan consist of the following, as of December 31:

	Pension Plans	Other Post Retirement Benefit Plan
	2008	2008
Other assets	$ -	$ -
Other liabilities	(75,391)	(49,112)
	$ (75,391)	$ (49,112)

Amounts recognized in the Company’s AOCI consist of the following:

	Pension Plans 2008	Other Post Retirement Benefit Plan 2008

Net actuarial loss	$ 86,528	$ 5,563
Prior service cost (benefit)	4,109	(3,890)
Transition asset	(3,589)	-
	$ 87,048	$ 1,673

The following table sets forth the effect on retained earnings and AOCI of eliminating the early measurement date:

	Pension Plans 2008	Other Post Retirement Benefit Plan 2008
Retained earnings	$ (1,346)	$ 1,334

Amounts amortized from AOCI:
Amortization of actuarial loss (gain)	198	(229)
Amortization of prior service (cost) credit	(83)	132
Amortization of transition asset	524	-
Total amortization from AOCI	$ 639	$ (97)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

10. RETIREMENT PLANS (CONTINUED)

The following table sets forth the components of the net periodic benefit cost and the Company’s share of net periodic benefit costs related to the Pension Plans and Other Post Retirement Benefit Plan for the years ended December 31:

	Pension Plans			Other Post Retirement Benefit Plan
	2009	2008	2007	2009	2008	2007
Components of net periodic cost (benefit):
Service cost	$ 2,597	$ 3,520	$ 4,108	$ 1,754	$ 1,616	$ 1,234
Interest cost	17,434	16,617	15,754	3,218	3,332	2,915
Expected return on plan assets	(15,111)	(22,972)	(21,874)	-	-	-
Amortization of transition obligation asset	(2,093)	(2,093)	(2,093)	-	-	-
Amortization of prior service cost	337	337	337	(529)	(529)	(529)
Recognized net actuarial loss (gain)	2,782	(792)	(107)	382	916	912
Net periodic cost (benefit)	$ 5,946	$ (5,383)	$ (3,875)	$ 4,825	$ 5,335	$ 4,532

The Company’s share of net periodic cost (benefit)	$ 5,946	$ (5,383)	$ (3,875)	$ 3,926	$ 4,638	$ 3,910

The following table shows changes in the Company’s AOCI related to the Pension Plans and Other Post Retirement Benefit Plan for the following years:

	Pension Plans			Other Post Retirement Benefit Plan
	2009	2008	2007	2009	2008	2007
Net actuarial (gain) loss arising during the year	$ (16,402)	$ 107,641	$ (20,287)	$ 2,344	$ (6,729)	$ 279
Net actuarial (loss) gain recognized during the year	(2,782)	792	107	(382)	(916)	(912)
Prior service cost arising during the year	-	-	1,302	(803)	-	-
Prior service cost recognized during the year	(337)	(337)	(337)	529	529	529
Transition asset recognized during the year	2,093	2,093	2,093	-	-	-
Transition asset arising during the year	-	-	-	-	-	-
Total recognized in AOCI	(17,428)	110,189	(17,122)	1,688	(7,116)	(104)
Tax effect	6,100	(38,566)	5,993	(591)	2,491	36
Total recognized in AOCI, net of tax	$ (11,328)	$ 71,623	$ (11,129)	$ 1,097	$ (4,625)	$ (68)

Total recognized in net periodic (benefit) cost and other comprehensive (loss) income, net of tax	$ (7,463)	$ 68,124	$ (13,648)	$ 3,648	$ (1,610)	$ 2,474

Effective December 31, 2009, the Company transferred to Sun Life Services the following AOCI related to the Pension Plans and Other Post Retirement Benefit Plan:

	Pension Plans	Other Post Retirement Benefit Plan	Total
Transfer of actuarial loss to affiliate	$ (67,343)	$ (7,525)	$ (74,868)
Transfer of prior service (cost)/credit to affiliate	(3,772)	4,164	392
Transfer of transition asset to affiliate	1,495	-	1,495
Total AOCI transferred to affiliate	(69,620)	(3,361)	(72,981)
Tax effect	24,367	1,176	25,543
Total AOCI, net of tax, transferred to affiliate	$ (45,253)	$ (2,185)	$ (47,438)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

10. RETIREMENT PLANS (CONTINUED)

Assumptions

Weighted average assumptions used to determine benefit obligations for the Pension Plans and Other Post Retirement Benefit Plan were as follows:

	Pension Plans			Other Post Retirement Benefit Plan
	2009	2008	2007	2009	2008	2007
Discount rate	6.10%	6.5%	6.35%	6.10%	6.5%	6.35%
Rate of compensation increase	3.75%	3.75%	4.0%	n/a	n/a	n/a

Weighted average assumptions used to determine net (benefit) cost for the Pension Plans and Other Post Retirement Benefit Plan were as follows:

	Pension Plans			Other Post Retirement Benefit Plan
	2009	2008	2007	2009	2008	2007
Discount rate	6.5%	6.35%	6.0%	6.5%	6.35%	6.0%
Expected long term return on plan assets	7.75%	8.0%	8.25%	n/a	n/a	n/a
Rate of compensation increase	3.75%	4.0%	4.0%	n/a	n/a	n/a

The expected long-term rate of return on plan assets is calculated by taking the weighted average return expectations based on the long-term return expectations and investment strategy, adjusted for the impact of rebalancing. The difference between actual and expected returns is recognized as a component of unrecognized gains/losses, which is recognized over the average remaining lifetime of inactive participants or the average remaining service lifetime of active participants in the plan, as provided by accounting standards.

In order to measure the Other Post Retirement Benefit Plan’s obligation for 2008, the Company assumed a 8.5% annual rate of increase in the per capita cost of covered healthcare benefits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

10. RETIREMENT PLANS (CONTINUED)

Plan Assets

The asset allocation for the Company’s pension plans assets for 2008 measurement, by asset category, was as follows:

Asset Category	Percentage of Plan Assets
Equity Securities	54%
Debt Securities	30%
Commercial Mortgages	16%
Total	100%

Cash Flow

The Company contributed $6.5 million and $1.5 million to the staff pension plan and UBF plan in 2009, respectively.

Savings and Investment Plan

Effective December 31, 2009, Sun Life Services sponsors a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) and in which substantially all employees of at least age 21 are eligible to participate at date of hire. Prior to December 31, 2009, the Company sponsored the 401(k) Plan.  Employee contributions, up to specified amounts, are matched by Sun Life Services under the 401(k) Plan.

The 401(k) Plan also includes a retirement investment account that qualifies under Section 401(a) of the Internal Revenue Code (the “RIA”).  Sun Life Services contributes a percentage of the participant’s eligible compensation determined under the following chart based on the sum of the participant’s age and service on January 1 of the applicable plan year.

Age Plus Service	Company Contribution
Less than 40	3%
At least 40 but less than 55	5%
At least 55	7%

For RIA participants who are at least age 40 on January 1, 2006 and whose age plus service on January 1, 2006 equals or exceeds 45, Sun Life Services also contributes to the RIA from January 1, 2006 through December 31, 2015, a percentage of the participant’s eligible compensation determined under the following chart based on the participant’s age and service on January 1, 2006.

	Service
Age	Less than 5 years	5 or more years
At least 40 but less than 43	3.0%	5.0%
At least 43 but less than 45	3.5%	5.5%
At least 45	4.5%	6.5%

The amount of the 2009 employer contributions under the 401(k) Plan for the Company and its affiliates was $25.2 million.  Amounts are allocated to affiliates based on their respective employees’ contributions.  The Company’s portion of the expense was $14.2 million, $18.1 million and $16.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

11. FEDERAL INCOME TAXES

The Company accounts for current and deferred income taxes in the manner prescribed by FASB ASC Topic 740.  A summary of the components of income tax expense (benefit) in the consolidated statements of operations for the years ended December 31 is as follows:

	2009	2008	2007
Income tax expense (benefit):
Current	$40,092	$(117,496)	$43,695
Deferred	295,557	(698,447)	(72,390)

Total income tax expense (benefit) related to continuing operations	$335,649	$(815,943)	$(28,695)
Total income tax expense (benefit) related to discontinued operations	$40,690	$(43,040)	$4,837

Federal income taxes attributable to the Company’s consolidated operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%.  The following is a summary of the differences between the expected income tax expense (benefit) at the prescribed U.S. federal statutory income tax rate and the total amount of income tax expense (benefit) that the Company has recorded.

	2009	2008	2007

Expected federal income tax expense (benefit)	$424,261	$(1,029,506)	$(4,430)
Low income housing tax credits	(3,880)	(4,016)	(5,490)
Separate account dividends received deduction	(16,232)	(18,144)	(11,988)
Prior year adjustments/settlements	1,320	(7,279)	932
Valuation allowance-capital losses	(69,670)	69,670	-
Goodwill impairment	-	176,886	-
Adjustments to tax contingency reserves	1,605	(932)	(6,375)
Other items	(1,949)	(2,628)	(1,775)

Federal income tax expense (benefit)	335,455	(815,949)	(29,126)
State income tax expense	194	6	431

Total income tax expense (benefit) related to continuing operations	$335,649	$(815,943)	$(28,695)
Total income tax expense (benefit) related to discontinued operations	$40,690	$(43,040)	$4,837

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

11. FEDERAL INCOME TAXES (CONTINUED)

The net deferred tax asset represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s net deferred tax asset as of December 31 were as follows:

	2009	2008
Deferred tax assets:
Actuarial liabilities	$ 369,555	$ 194,253
Tax loss carryforwards	240,035	98,958
Investments, net	354,208	1,331,665
Other	131,501	80,233
Gross deferred tax assets	1,095,299	1,705,109
Valuation allowance	-	(79,963)
Total deferred tax assets	1,095,299	1,625,146

Deferred tax liabilities:
Deferred policy acquisition costs	(545,535)	(768,301)
Total deferred tax liabilities	(545,535)	(768,301)

Net deferred tax asset	$ 549,764	$ 856,845

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

The Company performs the required recoverability (realizability) test in terms of its ability to realize its recorded net deferred tax assets.  In making this determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income and sources of capital gains, the Company utilizes historical and current operating results and incorporates assumptions including the amount of future federal and state pre-tax operating income, the reversal of temporary differences, and the implementation of prudent and feasible tax planning strategies.

The Company’s net deferred tax asset of $549.8 million at December 31, 2009 is comprised of gross deferred tax assets and gross deferred tax liabilities.  The gross deferred tax assets are primarily related to unrealized investment security losses, actuarial liabilities, and net operating loss (“NOL”) carryforwards, as well as a capital loss carryforward generated in 2009.  At December 31, 2009, the Company had $492.8 million of NOL carryforwards and $193.0 million of capital loss carryforwards.  If unutilized, the NOL and capital loss carryforwards will begin to expire in 2023 and 2014, respectively.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

11. FEDERAL INCOME TAXES (CONTINUED)

In the year ended December 31, 2008, the Company established a $79.9 million valuation allowance for deferred tax assets that do not meet the more likely than not realization criteria.  The valuation allowance related to certain deferred tax assets that arose from investment impairment losses. The Company released the cumulative recorded valuation allowance of $79.9 million during the year ended December 31, 2009, because the Company believes that it is more likely than not that the deferred tax assets related to the impairment losses will be realized due to tax planning strategies executed during the year related to certain mortgage-backed securities, the Company’s intent and ability to hold the related investment securities to maturity, and other tax planning strategies.  For the remaining unrealized investment losses, the Company believes that it is more likely than not that the related deferred tax assets will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of amortized cost.

ASC Topic 740 establishes a comprehensive reporting model which addresses how a business entity should recognize, measure, present and disclose uncertain tax positions that the entity has taken or plans to take on a tax return.  Upon adoption of ASC Topic 740, the Company recognized a decrease of $5.2 million in the liability for unrecognized tax benefits (“UTB’s”) and related net interest, which was accounted for as an increase to its January 1, 2007 balance of retained earnings.

The liability for UTBs related to permanent and temporary tax adjustments, exclusive of interest, was $42.0 million, $50.7 million and $63.0 million at December 31, 2009, 2008 and 2007, respectively.  Of the $42.0 million, $7.7 million represents the amount of UTBs that, if recognized, would favorably affect the Company’s effective income tax rate in future periods, exclusive of any related interest.  In addition, the Company reclassified $67.8 million of income taxes from deferred tax liabilities to accrued expenses and taxes at December 31, 2009.

The net (decrease) increase in the tax liability for UTBs of $(8.7) million, $(12.4) million and $8.9 million in the years ended December 31, 2009, 2008 and 2007, respectively, resulted from the following:

	2009	2008	2007
Balance at January 1	$ 50,679	$ 63,043	$ 54,086
Gross increases related to tax positions in prior years	7,950	111,473	20,717
Gross decreases related to tax positions in prior years	(16,640)	(90,772)	(11,760)
Gross increases related to tax positions in current year	-	-	-
Settlements	-	(33,065)	-
Close of tax examinations/statutes of limitations	-	-	-

Balance at December 31	$ 41,989	$ 50,679	$ 63,043

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

11. FEDERAL INCOME TAXES (CONTINUED)

The Company has elected to recognize interest and penalties accrued related to UTBs in interest (income) expense.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized ($9.0) million, $3.4 million and $2.0 million, respectively, in gross interest (income) expense related to UTBs.  The Company had approximately $4.8 million and $13.8 million of interest accrued at December 31, 2009 and 2008, respectively.  The Company did not accrue any penalties.

While the Company expects the amount of unrecognized tax liabilities to change in the next twelve months, it does not expect the change to have a significant impact on its results of operations or financial position.

The Company files federal income tax returns and income tax returns in various state and local jurisdictions.  With few exceptions, the Company is no longer subject to examinations by the tax authorities in these jurisdictions for tax years before 2001.  In August 2006, the IRS issued a Revenue Agent’s Report for the Company’s 2001 and 2002 tax years.  The Company disagreed with some of the proposed adjustments, and the case was assigned to The Appeals Division of the IRS (“Appeals”).  A settlement was reached and formally approved by the Company on January 11, 2010.   The effects of the settlement are in line with previous expectations and have no material impact on the financial statements.

In October 2008, the IRS issued a Revenue Agent’s Report for the Company’s tax years 2003 and 2004. The Company filed a protest, which was assigned to Appeals in 2009.  Appeals has not yet taken any action on the case. The Company is currently under audit for the 2005 and 2006 tax years. While the final outcome of the appeal and ongoing tax examinations is not determinable, the Company has adequate liabilities accrued and does not believe that any adjustments would be material to its financial position.

The Company will file a consolidated federal income tax return with SLC – U.S. Ops Holdings for the year ended December 31, 2009 as the Company did for the years ended December 31, 2008 and 2007. The Company’s subsidiaries were included as part of the consolidation for the year ended December 31, 2008.  For the year ended December 31, 2007, SLNY filed a stand-alone federal income tax return.

Effective December 31, 2009 the Company paid a dividend of all of the issued and outstanding common stock of Sun Life Vermont, to the Parent.  Sun Life Vermont will continue to be included in the consolidated federal income tax return of the Parent after 2009.

The Company makes or receives payments under certain tax sharing agreements with SLC – U.S. Ops Holdings.  Under these agreements, such payments are determined based on the Company’s stand-alone taxable income (as if it were filing as a separate company) and based upon the SLC – U.S. Ops Holdings’ consolidated group’s overall taxable position.  The Company made income tax payments of $21.1 million in 2009 and received income tax refunds of $113.2 million and $16.3 million in 2008 and 2007, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

12. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses, which is related to the Company’s group life, group disability insurance, group dental and group stop loss products is summarized below:

	2009	2008	2007

Balance at January 1	$71,316	$74,878	$36,689
Less: reinsurance recoverable	(5,347)	(5,921)	(5,906)
Net balance at January 1	65,969	68,957	30,783
Incurred related to:
Current year	86,905	79,725	96,377
Prior years	(5,817)	(6,557)	(1,805)
Total incurred	81,088	73,168	94,572
Paid losses related to:
Current year	(58,598)	(53,615)	(47,531)
Prior years	(21,216)	(22,541)	(8,867)
Total paid	(79,814)	(76,156)	(56,398)

Balance at December 31	72,953	71,316	74,878
Less: reinsurance recoverable	(5,710)	(5,347)	(5,921)
Net balance at December 31	$67,243	$65,969	$68,957

The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustment expenses as new information becomes available and events occur which may impact the resolution of unsettled claims.  Changes in prior estimates are recorded in results of operations in the year such changes are made.

As a result of changes in estimates of insured events in prior years, the liability for unpaid claims and claims adjustment expense decreased by $5.8 million, $6.6 million and $1.8 million in 2009, 2008 and 2007, respectively.  The decreases in liabilities during 2009 and 2008 were driven by better than expected loss experience in both group life and group disability.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

13. LIABILITIES FOR CONTRACT GUARANTEES

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2009:

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum Death	$ 16,947,362	$ 2,459,360	66.2
Minimum Income	$ 194,780	$ 84,591	61.5
Minimum Accumulation or Withdrawal	$ 8,866,525	$ 212,371	63.0

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2008:

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum Death	$ 12,627,787	$ 4,398,559	66.7
Minimum Income	$ 189,863	$ 130,177	60.8
Minimum Accumulation or Withdrawal	$ 4,961,237	$ 857,764	63.0

1 Net amount at risk represents the difference between guaranteed benefits and account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

13. LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserve for the GMDBs and GMIBs for the year ended December 31, 2009:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2009	$201,648	$18,773	$220,421

Benefit Ratio Change / Assumption Changes	(67,157)	(6,615)	(73,772)
Incurred guaranteed benefits	37,406	2,505	39,911
Paid guaranteed benefits	(91,185)	(5,892)	(97,077)
Interest	15,555	1,287	16,842

Balance at December 31, 2009	$96,267	$10,058	$106,325

The following roll-forward summarizes the change in reserve for the GMDBs and GMIBs for the year ended December 31, 2008:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2008	$39,673	$4,817	$44,490

Benefit Ratio Change / Assumption Changes	193,678	15,867	209,545
Incurred guaranteed benefits	19,072	906	19,978
Paid guaranteed benefits	(58,226)	(3,244)	(61,470)
Interest	7,451	427	7,878

Balance at December 31, 2008	$201,648	$18,773	$220,421

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

13. LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

GMABs and GMWBs are considered to be derivatives under FASB ASC Topic 815 and are recorded at fair value through earnings.  The Company records GMAB and GMWB liabilities in its consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.  The Company includes the following unobservable inputs in its calculation of the embedded derivative:

Actively-Managed Volatility Adjustments – This component incorporates the basis differential between the observable implied volatilities for each index and the actively-managed funds underlying the variable annuity product.  The adjustment is based on historical actively-managed fund volatilities and historical weighted-average index volatilities.

Credit Standing Adjustment – This component makes an adjustment that market participants would make to reflect the non-performance risk associated with the embedded derivatives.  The adjustment is based on the published credit spread for insurance companies with a rating equal to the rating of the Company.

Behavior Risk Margin – This component adds a margin that market participants would require for the risk that the Company’s best estimate policyholder behavior assumptions could differ from actual experience.  This risk margin is determined by taking the difference between the fair value based on adverse policyholder behavior assumptions and the fair value based on best estimate policyholder behavior assumptions, using assumptions the Company believes market participants would use in developing risk margins.

The net balance of GMABs and GMWBs constituted a liability in the amount of $250.5 million and $694.2 million at December 31, 2009 and 2008, respectively.

14. DEFERRED POLICY ACQUISITION COSTS

The following roll-forward summarizes the change in DAC for the years ended December 31:

	2009	2008
Balance at January 1	$2,862,401	$1,603,397
Acquisition costs deferred related to continuing operations	398,880	282,409
Amortized to expense of continuing operations during the year	(1,013,681)	917,621
Adjustments related to discontinued operations	(73,958)	58,974
Balance at December 31	$2,173,642	$2,862,401

See Note 1 for information regarding the deferral and amortization methodologies related to DAC.

The DAC asset under GAAP cannot exceed accumulated deferrals, plus interest.  At December 31, 2009 and 2008, the Company reached the cap for its DAC asset related to certain fixed and fixed index annuity products and reported the DAC asset for these products at historical accumulated deferrals with interest.  In addition, the Company tests its DAC asset for future recoverability, and has determined that the asset is not impaired at December 31, 2009.  The Company wrote down DAC by $326.9 million as a result of loss recognition related to certain annuity products for the year ended December 31, 2009.  The charge for loss recognition is included in DAC amortization expense and allocated to the Wealth Management Segment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

15. VALUE OF BUSINESS AND CUSTOMER RENEWALS ACQUIRED

The following roll-forward summarizes the change in VOBA and VOCRA for the years ended December 31:

	2009	2008
Balance at January 1	$179,825	$51,806
Amortized to expense during the year	(10,980)	128,019
Balance at December 31	$168,845	$179,825

The Company tested the VOCRA asset for impairment in the fourth quarter of 2009 and determined that the fair value of VOCRA was lower than its carrying value.  Accordingly, the Company has decreased the carrying value of VOCRA and recorded an impairment charge of $2.6 million for the year ended December 31, 2009. The impairment change is included in amortization expense and allocated in the Group Protection Segment.

See Note 1 for information regarding the amortization methodologies related to VOBA and VOCRA.

16. CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial statements are provided in compliance with Regulation S-X of the SEC and in accordance with SEC Rule 12h-5.

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

In the following presentation of consolidating financial statements, the term "SLUS as Parent" is used to denote the Company as a stand-alone entity, isolated from its subsidiaries and the term “Other Subs” is used to denote the Company's other subsidiaries, with the exception of SLNY.  All consolidating financial statements are presented in thousands.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Operations
For the Year Ended December 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$14,374	$119,872	$-	$-	$134,246
Net investment income (1)	2,345,022	233,216	4,069	-	2,582,307
Net derivative (loss) income	(62,600)	22,698	-	-	(39,902)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(30,129)	(2,815)	(3,731)	-	(36,675)
Other-than-temporary impairment losses (2)	(4,450)	(181)	(203)	-	(4,834)
Fee and other income	375,570	5,103	5,163	-	385,836

Total revenues	2,637,787	377,893	5,298	-	3,020,978

Benefits and expenses
				-
Interest credited	336,754	47,855	1,159	-	385,768
Interest expense	39,035	745	-	-	39,780
Policyowner benefits	36,409	78,231	(4,201)	-	110,439
Amortization of DAC, VOBA and VOCRA	917,129	107,532	-	-	1,024,661
Other operating expenses	201,205	42,368	4,583	-	248,156

Total benefits and expenses	1,530,532	276,731	1,541	-	1,808,804

Income before income tax expense	1,107,255	101,162	3,757	-	1,212,174

Income tax expense	305,150	29,650	849	-	335,649
Equity in the net income of subsidiaries	179,391	-	-	(179,391)	-
Net income from continuing operations	981,496	71,512	2,908	(179,391)	876,525
Income from discontinued operations, net of tax	-	-	104,971	-	104,971

Net income	$981,496	$71,512	$107,879	$(179,391)	$981,496

(1)SLUS’, SLNY’s and Other Subs’ net investment (loss) income includes a decrease in market value of $1,913.3 million, $173.4 million and $0.0 million, respectively, for the year ended December 31, 2009, related to the Company’s trading securities.

(2)SLUS’, SLNY’s and Other Subs’ OTTI losses for the year ended December 31, 2009 represent impairments related to credit loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Operations
For the Year Ended December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$16,066	$106,667	$-	$-	$122,733
Net investment (loss) income (1)	(1,862,501)	(112,508)	4,641	-	(1,970,368)
Net derivative loss (2)	(573,399)	(32,059)	-	-	(605,458)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	3,439	340	22	-	3,801
Other-than-temporary impairment losses	(25,291)	(11,326)	(5,247)	-	(41,864)
Fee and other income	436,075	9,681	4,235	-	449,991

Total revenues	(2,005,611)	(39,205)	3,651	-	(2,041,165)

Benefits and expenses

Interest credited	483,769	45,129	2,378	-	531,276
Interest expense	60,887	(602)	-	-	60,285
Policyowner benefits	306,404	80,789	3,900	-	391,093
Amortization of DAC, VOBA and VOCRA(3)	(963,422)	(82,218)	-	-	(1,045,640)
Goodwill impairment	658,051	37,788	5,611	-	701,450
Other operating expenses	214,654	44,725	2,440	-	261,819

Total benefits and expenses	760,343	125,611	14,329	-	900,283

Loss before income tax benefit	(2,765,954)	(164,816)	(10,678)	-	(2,941,448)

Income tax benefit	(772,699)	(41,418)	(1,826)	-	(815,943)
Equity in the net loss of subsidiaries	(241,586)	-	-	241,586	-

Net loss from continuing operations	(2,234,841)	(123,398)	(8,852)	241,586	(2,125,505)

Loss from discontinued operations, net of tax	-	-	(109,336)	-	(109,336)

Net loss	$(2,234,841)	$(123,398)	$(118,188)	$241,586	$(2,234,841)

1)
SLUS’ and SLNY’s net investment (loss) income includes a decrease in market value of $2,448.8 million and $154.9 million, respectively, for the year ended December 31, 2008, related to the Company’s trading securities.

(2)SLUS’ and SLNY’s net derivative loss for the year ended December 31, 2008 includes $165.8 million and $0.3 million, respectively, of income related to the Company’s adoption of FASB ASC Topic 820, which is further discussed in Note 5.

(3)SLUS’ and SLNY’s amortization of DAC, VOBA, and VOCRA for year ended December 31, 2008 includes $3.0 million and $0.2 million, respectively, of expenses related to the Company’s adoption of FASB ASC Topic 820, which is further discussed in Note 5.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Operations
For the Year Ended December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$15,330	$95,286	$-	$-	$110,616
Net investment income (1)	941,185	94,309	24,991	-	1,060,485
Net derivative loss	(185,682)	(3,967)	(1)	-	(189,650)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	5,722	1,336	(14)	-	7,044
Other-than-temporary impairment losses	(63,269)	(4,823)	-	-	(68,092)
Fee and other income	445,248	26,648	2,658	-	474,554
Subordinated notes early redemption premium	-	-	25,578	-	25,578

Total revenues	1,158,534	208,789	53,212	-	1,420,535

Benefits and Expenses

Interest credited	571,309	51,390	2,629	-	625,328
Interest expense	75,052	74	17,764	-	92,890
Policyowner benefits	155,903	69,309	1,828	-	227,040
Amortization DAC, VOBA and VOCRA	165,666	19,921	-	-	185,587
Other operating expenses	238,810	37,061	898	-	276,769
Partnership capital securities early redemption payment	-	-	25,578	-	25,578

Total benefits and expenses	1,206,740	177,755	48,697	-	1,433,192

(Loss) income before income tax (benefit) expense	(48,206)	31,034	4,515	-	(12,657)

Income tax (benefit) expense	(40,222)	10,231	1,296	-	(28,695)
Equity in the net income of subsidiaries	33,006	-	1,811	(34,817)	-

Net income from continuing operations	25,022	20,803	5,030	(34,817)	16,038

Income from discontinued operations, net of tax	-	-	8,984	-	8,984

Net income	$25,022	$20,803	$14,014	$(34,817)	$25,022

(1)SLUS’ net investment income includes a decrease in market value of $89.2 million for the year ended December 31, 2007 related to the Company’s trading securities.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

For the Years Ended December 31, 2009, 2008 and 2007

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities, at fair value	$959,156	$164,158	$52,202	$-	$1,175,516
Trading fixed maturity securities, at fair value	9,724,195	1,406,327	-	-	11,130,522
Short-term investments	1,208,320	58,991	-	-	1,267,311
Investment in subsidiaries	518,560	-	-	(518,560)	-
Mortgage loans	1,736,358	161,498	14,105	-	1,911,961
Derivative instruments – receivable	259,227	-	-	-	259,227
Limited partnerships	51,656	-	-	-	51,656
Real estate	158,170	-	44,107	-	202,277
Policy loans	700,974	270	21,346	-	722,590
Other invested assets	46,410	542	469	-	47,421
Cash and cash equivalents	1,616,991	175,322	11,895	-	1,804,208
Total investments and cash	16,980,017	1,967,108	144,124	(518,560)	18,572,689

Accrued investment income	211,725	17,051	1,815	-	230,591
Deferred policy acquisition costs	1,989,676	183,966	-	-	2,173,642
Value of business and customer renewals acquired	163,079	5,766	-	-	168,845
Net deferred tax asset	539,323	5,830	4,611	-	549,764
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	11,969	642	-	-	12,611
Reinsurance receivable	2,232,651	117,460	96	-	2,350,207
Other assets	114,177	69,161	1,975	(1,350)	183,963
Separate account assets	22,293,989	989,939	42,395	-	23,326,323

Total assets	$44,536,606	$3,364,222	$195,016	$(519,910)	$47,575,934

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,078,201	$1,605,038	$26,350	$-	$16,709,589
Future contract and policy benefits	716,176	99,255	207	-	815,638
Payable for investments purchased	87,554	577	-	-	88,131
Accrued expenses and taxes	51,605	10,202	1,446	(1,350)	61,903
Debt payable to affiliates	883,000	-	-	-	883,000
Reinsurance payable	2,040,864	190,863	37	-	2,231,764
Derivative instruments – payable	572,910	-	-	-	572,910
Other liabilities	205,855	48,608	25,761	-	280,224
Separate account liabilities	22,293,989	989,939	42,395	-	23,326,323

Total liabilities	41,930,154	2,944,482	96,196	(1,350)	44,969,482

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,527,677	389,963	78,409	(468,372)	3,527,677
Accumulated other comprehensive income (loss)	35,244	(3,039)	701	2,338	35,244
(Accumulated deficit) retained earnings	(962,906)	30,716	17,168	(47,884)	(962,906)

Total stockholder’s equity	2,606,452	419,740	98,820	(518,560)	2,606,452

Total liabilities and stockholder’s equity	$44,536,606	$3,364,222	$195,016	$(519,910)	$47,575,934

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except in share data)

For the Years Ended December 31, 2009, 2008 and 2007

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities, at fair value	$476,180	$148,124	$49,716	$-	$674,020
Trading fixed maturity securities, at fair value	9,639,477	988,809	1,133,860	-	11,762,146
Short-term investments	468,818	115,969	14,694	-	599,481
Investment in subsidiaries	450,444	-	-	(450,444)	-
Mortgage loans	1,911,114	171,889	-	-	2,083,003
Derivative instruments – receivable	727,103	-	-	-	727,103
Limited partnerships	78,289	-	-	-	78,289
Real estate	157,403	-	44,067	-	201,470
Policy loans	704,548	156	24,703	-	729,407
Other invested assets	206,902	4,529	-	-	211,431
Cash and cash equivalents	733,518	261,989	29,161	-	1,024,668
Total investments and cash	15,553,796	1,691,465	1,296,201	(450,444)	18,091,018

Accrued investment income	250,170	15,226	17,168	-	282,564
Deferred policy acquisition costs	2,555,042	233,401	73,958	-	2,862,401
Value of business and customer renewals acquired	169,083	10,742	-	-	179,825
Net deferred tax asset	910,344	22,627	-	(76,126)	856,845
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	6,743	430	375	-	7,548
Reinsurance receivable	1,872,687	82,976	1,120,952	-	3,076,615
Other assets	200,218	20,835	1,787	-	222,840
Separate account assets	19,797,280	690,524	43,920	-	20,531,724

Total assets	$41,315,363	$2,775,525	$2,554,361	$(526,570)	$46,118,679

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,351,097	$1,348,109	$846,515	$-	$17,545,721
Future contract and policy benefits	847,228	93,975	73,485	-	1,014,688
Payable for investments purchased	212,788	150,160	565	-	363,513
Accrued expenses and taxes	81,362	(21,325)	58,634	-	118,671
Deferred tax liability	-	-	76,126	(76,126)	-
Debt payable to affiliates	883,000	-	1,115,000	-	1,998,000
Reinsurance payable	1,509,989	140,832	-	-	1,650,821
Derivative instruments – payable	1,327,126	-	167,215	-	1,494,341
Other liabilities	510,238	44,597	51,110	-	605,945
Separate account liabilities	19,797,280	690,524	43,920	-	20,531,724

Total liabilities	40,520,108	2,446,872	2,432,570	(76,126)	45,323,424

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	2,872,242	389,963	209,749	(599,712)	2,872,242
Accumulated other comprehensive loss	(129,884)	(20,008)	(3,626)	23,634	(129,884)
Accumulated deficit	(1,953,540)	(43,402)	(86,874)	130,276	(1,953,540)

Total stockholder’s equity	795,255	328,653	121,791	(450,444)	795,255

Total liabilities and stockholder’s equity	$41,315,363	$2,775,525	$2,554,361	$(526,570)	$46,118,679

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the Year Ended December 31, 2009

	SLUS As Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$981,496	$71,512	$107,879	$(179,391)	$981,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	(203)	(605)	119	-	(689)
Amortization of DAC, VOBA and VOCRA	917,129	107,532	-	-	1,024,661
Depreciation and amortization	4,355	337	843	-	5,535
Net gain on derivatives	(73,343)	(22,698)	-	-	(96,041)
Net realized losses and OTTI credit losses on available-for-sale investments	34,579	2,996	3,934	-	41,509
Net increase in fair value of trading investments	(1,913,351)	(173,389)	-	-	(2,086,740)
Net realized losses on trading investments	357,470	9,867	-	-	367,337
Undistributed loss on private equity limited partnerships	9,207	-	-	-	9,207
Interest credited to contractholder deposits	336,754	47,855	1,159	-	385,768
Goodwill impairment	-	-	-	-	-
Investment in subsidiaries	(179,391)	-	-	179,391	-
Deferred federal income taxes	290,478	6,256	(1,126)	-	295,608
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(301,255)	(45,645)	-	-	(346,900)
Accrued investment income	38,445	(1,825)	116	-	36,736
Net change in reinsurance receivable/payable	195,092	19,060	(4,515)	-	209,637
Future contract and policy benefits	(131,052)	5,280	(220)	-	(125,992)
Dividends received from subsidiaries	100,000	-	-	(100,000)	-
Other, net	(90,229)	(153,878)	738	-	(243,369)
Adjustment related to discontinued operations	-	-	(288,018)	-	(288,018)

Net cash provided by (used in) operating activities	576,181	(127,345)	(179,091)	(100,000)	169,745

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	86,619	21,303	5,556	-	113,478
Trading fixed maturity securities	1,673,886	333,236	98,233	(8,301)	2,097,054
Mortgage loans	149,414	12,456	15	(18,392)	143,493
Real estate	-	-	-	-	-
Other invested assets	(209,135)	1,587	-	-	(207,548)
Purchases of:
Available-for-sale fixed maturity securities	(342,313)	(4,515)	(311)	-	(347,139)
Trading fixed maturity securities	(226,389)	(587,134)	(62,088)	8,301	(867,310)
Mortgage loans	(12,602)	(4,875)	(18,433)	18,392	(17,518)
Real estate	(3,819)	-	(883)	-	(4,702)
Other invested assets	(106,277)	-	-	-	(106,277)
Net change in other investments	(178,590)	(4,922)	-	-	(183,512)
Net change in policy loans	3,574	(114)	3,357	-	6,817
Net change in short-term investments	(739,502)	56,978	(40,297)	-	(722,821)

Net cash provided by (used in) investing activities	$94,866	$(176,000)	$(14,851)	$-	$(95,985)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow (continued)
For the Year Ended December 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$2,298,455	$473,137	$24,347	$-	$2,795,939
Withdrawals from contractholder deposit funds	(2,752,493)	(252,351)	(6,655)	-	(3,011,499)
Capital contribution to subsidiaries	(58,910)	-	-	58,910	-
Debt proceeds	-	-	200,000	-	200,000
Capital contribution from parent	748,652	-	58,910	(58,910)	748,652
Dividends paid to parent	-	-	(100,000)	100,000	-
Other, net	(23,278)	(4,108)	74	-	(27,312)

Net cash provided by financing activities	212,426	216,678	176,676	100,000	705,780

Net change in cash and cash equivalents	883,473	(86,667)	(17,266)	-	779,540

Cash and cash equivalents, beginning of period	733,518	261,989	29,161	-	1,024,668

Cash and cash equivalents, end of period	$1,616,991	$175,322	$11,895	$-	$1,804,208

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the Year Ended December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net loss from operations	$(2,234,841)	$(123,398)	$(118,188)	$241,586	$(2,234,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	27,009	2,663	199	-	29,871
Amortization of DAC, VOBA and VOCRA	(963,422)	(82,218)	-	-	(1,045,640)
Depreciation and amortization	5,478	311	922	-	6,711
Net loss on derivatives	522,838	32,059	1	-	554,898
Net realized losses on available-for-sale investments	21,852	10,986	5,225	-	38,063
Net decrease in fair value of trading investments	2,448,822	154,926	-	-	2,603,748
Net realized losses on trading investments	324,369	30,622	-	-	354,991
Undistributed income on private equity limited partnerships	(9,796)	-	-	-	(9,796)
Interest credited to contractholder deposits	483,769	45,129	2,378	-	531,276
Goodwill impairment	658,051	37,788	5,611	-	701,450
Investment in subsidiaries	241,586	-	-	(241,586)	-
Deferred federal income taxes	(680,276)	(15,318)	(2,843)	-	(698,437)
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(254,761)	(27,648)	-	-	(282,409)
Accrued investment income	18,562	19	(502)	-	18,079
Net reinsurance receivable/payable	145,172	66,699	4,411	-	216,282
Future contract and policy benefits	140,571	898	189	-	141,658
Other, net	29,356	122,486	(2,452)	-	149,390
Adjustment related to discontinued operations	-	-	4,315	-	4,315

Net cash provided by (used in) operating activities	924,339	256,004	(100,734)	-	1,079,609

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	89,468	6,440	5,849	-	101,757
Trading fixed maturity securities	1,469,669	194,980	143,849	-	1,808,498
Mortgage loans	258,736	15,202	20,672	-	294,610
Real estate	1,141	-	-	-	1,141
Other invested assets	629,692	64,482	(2,017)	-	692,157
Purchases of:
Available-for-sale fixed maturity securities	(107,709)	(14,027)	(7,738)	-	(129,474)
Trading fixed maturity securities	(1,005,670)	(258,714)	(910,759)	-	(2,175,143)
Mortgage loans	(23,285)	(16,650)	(19,000)	-	(58,935)
Real estate	(5,055)	-	(359)	-	(5,414)
Other invested assets	(122,447)	-	-	-	(122,447)
Net change in other investments	(285,810)	(64,154)	-	-	(349,964)
Net change in policy loans	(18,449)	(38)	1,713	-	(16,774)
Net change in short-term investments	(468,818)	(115,969)	(14,694)	-	(599,481)

Net cash provided by (used in) investing activities	$411,463	$(188,448)	$(782,484)	$-	$(559,469)
Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

16. CONDSENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow (continued)
For the Year Ended December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,744,752	$330,909	$114,438	$-	$2,190,099
Withdrawals from contractholder deposit funds	(3,262,864)	(348,243)	(5,351)	-	(3,616,458)
Additional capital contribution to subsidiaries	(150,000)	-	-	150,000	-
Debt proceeds	60,000	-	115,000	-	175,000
Repayments of debt	(122,000)	-	-	-	(122,000)
Capital contribution from parent	725,000	150,000	-	(150,000)	725,000
Other, net	(12,666)	(4,134)	(14)	-	(16,814)

Net cash (used in) provided by financing activities	(1,017,778)	128,532	224,073	-	(665,173)

Net change in cash and cash equivalents	318,024	196,088	(659,145)	-	(145,033)

Cash and cash equivalents, beginning of period	415,494	65,901	688,306	-	1,169,701

Cash and cash equivalents, end of period	$733,518	$261,989	$29,161	$-	$1,024,668

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the Year Ended December 31, 2007

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$25,022	$20,803	$14,014	$(34,817)	$25,022
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	38,661	1,782	411	-	40,854
Amortization of DAC, VOBA and VOCRA	165,666	19,921	-	-	185,587
Depreciation and amortization	6,467	164	829	-	7,460
Net loss on derivatives	124,290	3,970	-	-	128,260
Net realized losses on available-for-sale investments	57,547	3,487	14	-	61,048
Net decrease in fair value of trading investments	89,159	-	-	-	89,159
Net realized gains on trading investments	(3,438)	-	-	-	(3,438)
Undistributed gains in private equity limited partnerships	(23,027)	-	-	-	(23,027)
Interest credited to contractholder deposits	571,309	51,390	2,629	-	625,328
Deferred federal income taxes	(114,110)	290	128	-	(113,692)
Equity in net income of subsidiaries	(33,006)	-	(1,811)	34,817	-
Changes in assets and liabilities:
DAC, VOBA and VOCRA additions	(304,466)	(56,650)	2	-	(361,114)
Accrued investment income	(2,591)	(120)	8,524	-	5,813
Net reinsurance receivable/payable	127,619	59	553,749	-	681,427
Future contract and policy benefits	3,184	39,436	238	-	42,858
Dividends received from subsidiaries	63,995	-	-	(63,995)	-
Other, net	(122,356)	4,931	2,785	-	(114,640)
Adjustment related to discontinued operations	-	-	(501,909)	-	(501,909)

Net cash provided by operating activities	669,925	89,463	79,603	(63,995)	774,996

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	3,847,569	337,825	67,386	-	4,252,780
Trading fixed maturity securities	608,231	-	120,402	-	728,633
Mortgage loans	314,620	40,526	-	-	355,146
Other invested assets	669,930	24	960	(3,231)	667,683
Redemption of subordinated note from affiliate	-	-	600,000	-	600,000
Purchases of:
Available-for-sale fixed maturity securities	(2,366,255)	(205,932)	14,346	-	(2,557,841)
Trading fixed maturity securities	(132,891)	-	(696,578)	-	(829,469)
Mortgage loans	(348,256)	(49,460)	(1,850)	-	(399,566)
Real estate	(3,590)	-	(15,849)	-	(19,439)
Other invested assets	(57,864)	(3,231)	-	3,231	(57,864)
Early redemption premium	-	-	25,578	-	25,578
Net change in other investing activities	(365,012)	3,231	-	-	(361,781)
Net change in policy loans	(13,546)	21	10,518	-	(3,007)

Net cash provided by investing activities	$2,152,936	$123,004	$124,913	$-	$2,400,853
Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

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
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

17. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments:

Year ended December 31, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$2,823,029	$71,718	$135,242	$(9,011)	$3,020,978
Total expenditures	1,623,582	40,477	119,134	25,611	1,808,804
Income (loss) from continuing operations before income taxes	1,199,447	31,241	16,108	(34,622)	1,212,174

Income from continuing operations	798,360	10,155	10,470	57,540	876,525

Income from discontinued operations, net of tax	-	104,971	-	-	104,971

Net income	$798,360	$115,126	$10,470	$57,540	$981,496

Separate account assets	16,396,394	6,929,928	-	-	23,326,323
General account assets	21,323,702	1,997,532	172,648	755,730	24,249,612
Total assets	$37,720,096	$8,927,460	$172,648	$755,730	$47,575,935

Year ended December 31, 2008

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$(2,207,978)	$84,326	$102,827	$(20,340)	$(2,041,165)
Total expenditures	645,665	120,197	111,097	23,324	900,283
Loss from continuing operations before income tax benefit	(2,853,643)	(35,871)	(8,270)	(43,664)	(2,941,448)

Loss from continuing operations	(2,017,095)	(12,884)	(5,335)	(90,191)	(2,125,505)

Loss from discontinued operations, net of tax	-	(109,336)	-	-	(109,336)

Net loss	$(2,017,095)	$(122,220)	$(5,335)	$(90,191)	$(2,234,841)

Separate account asset	12,149,690	8,382,034	-	-	20,531,724
General account assets	21,207,742	3,772,934	164,123	442,156	25,586,955
Total assets	$33,357,432	$12,154,968	$164,123	$442,156	$46,118,679

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

17. SEGMENT INFORMATION (CONTINUED)

Year ended December 31, 2007

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$1,087,817	$144,332	$97,657	$90,729	$1,420,535
Total expenditures	1,139,538	121,960	93,950	77,744	1,433,192
(Loss) income from continuing operations before income tax (benefit) expense	(51,721)	22,372	3,707	12,985	(12,657)

(Loss) income from continuing operations	(19,734)	14,681	2,409	18,682	16,038

Income from discontinued operations, net of tax	-	8,984	-	-	8,984

Net (loss) income	$(19,734)	$23,665	$2,409	$18,682	$25,022

Separate account asset	17,529,855	7,466,748	-	-	24,996,603
General account assets	22,325,922	3,300,369	121,096	1,062,777	26,810,164
Total assets	$39,855,777	$10,767,117	$121,096	$1,062,777	$51,806,767

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

18.  REGULATORY FINANCIAL INFORMATION

The Company and its insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on a statutory accounting basis prescribed or permitted by such authorities.  For the year ended December 31, 2008, the Company followed one permitted practice relating to the treatment of its deferred tax assets.  For the years ended December 31, 2009 and 2007, there were no permitted practices followed.  Statutory surplus differs from stockholder's equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, policy liabilities are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions, and deferred income taxes are calculated differently.  The Company’s statutory financials are not prepared on a consolidated basis.

At December 31, the Company and its insurance subsidiaries’ combined statutory capital and surplus and net loss were as follows:

	Unaudited for the Years Ended December 31,
	2009	2008	2007

Statutory capital and surplus	$ 2,037,661	$ 1,949,215	$ 1,790,457
Statutory net loss	$ (23,879)	$ (1,431,516)	$ (913,114)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

19. DIVIDEND RESTRICTIONS

The Company’s and its insurance company subsidiaries’ ability to pay dividends is subject to certain statutory restrictions.  The states in which the Company and its insurance company subsidiaries are domiciled have enacted laws governing the payment of dividends to stockholders by domestic insurers.

Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that a domestic insurer may pay in any twelve-month period without prior approval of the Delaware Commissioner of Insurance is limited to the greater of (i) ten percent of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year.  Any dividends to be paid by an insurer from a source other than statutory surplus, whether or not in excess of the aforementioned threshold, would also require the prior approval of the Delaware Commissioner of Insurance.  The Company is permitted to pay dividends up to a maximum of $357.2 million in 2010 without prior approval from the Delaware Commissioner of Insurance.

In 2009 and 2008, the Company did not pay any cash dividends to the Parent.  However, the Company distributed its subsidiary, Sun Life Vermont, in the form of a dividend to the Parent, with regulatory approval.

New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance, where the aggregate amount of such dividends in any calendar year does not exceed the lesser of: (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains.  SLNY is permitted to pay dividends up to a maximum of $23.0 million in 2010 without prior approval from the New York Commissioner of Insurance.  No dividends were paid by SLNY during 2009, 2008 or 2007.

Rhode Island law requires prior regulatory approval for any dividend where the amount of such dividend paid during the preceding twelve-month period would exceed the lesser of (i) ten percent of the insurance company’s surplus as of the December 31 next preceding, or (ii) its net gain from operations, not including realized capital gains, for the immediately preceding calendar year, excluding pro rata distributions of any class of the insurance company’s own securities.  INDY is permitted to pay dividends up to a maximum of $3.6 million in 2010 without prior approval from the Rhode Island Commissioner of Insurance.  No dividends were paid by INDY during 2009, 2008 or 2007.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

20. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive income (loss) as of December 31, were as follows:

	2009	2008	2007
Unrealized gains (losses) on available-for-sale securities	$67,970	$(111,099)	$(317,402)
Changes in reserves due to unrealized losses on available-for-sale securities	-	-	(26,702)
Unrealized (losses) gains on pension and other postretirement plan adjustments	-	(88,721)	14,894
Changes in DAC due to unrealized losses on available-for-sale securities	-	-	189,687
Changes due to non-credit OTTI losses on available-for-sale securities	(13,748)	-	-
Tax effect and other	(18,978)	69,936	47,120

Accumulated other comprehensive income (loss)	$35,244	$(129,884)	$(92,403)

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope, and application of new regulations.  The timing, substance, and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the years ended December 31, 2009 and 2008, the financial statements reflect benefits of $15.5 million and $24.5 million, respectively, related to the separate account DRD.

The Company is not aware of any contingent liabilities arising from litigation or other matters that could have a material effect upon the financial position, results of operations or cash flows of the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2009, 2008 and 2007

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

Lease Commitments

The Company leases various facilities and equipment under operating leases with terms of up to five years. As of December 31, 2009, minimum future lease payments under such leases were as follows:

2010	$330
2011	54
2012	-
Total	$384

Total rental expense for the years ended December 31, 2009, 2008 and 2007 was $6.9 million, $8.2 million and $9.4 million, respectively.

22. SUBSEQUENT EVENTS

On February 25, 2010, the Company received a $400 million capital contribution from the Parent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

We have audited the accompanying consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting and reporting for other-than-temporary impairments in 2009.  As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting and reporting for the fair value measurement of certain assets and liabilities in 2008.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 26, 2010

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000’s):

		2009
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 108,740	$ 118,589	$ 163,751	$ 124,168
Net investment income and net realized (losses)	271,606	1,106,152	692,608	435,364
Total revenues	380,346	1,224,741	856,359	559,532

Policyholder and other expenses	166,368	670,128	272,486	699,822
Income (loss) from continuing operations before taxes	213,978	554,613	583,873	(140,290)

Net income (loss) from continuing operations	141,276	353,433	469,163	(87,347)

(Loss) income from discontinued operations, net of tax	(91,662)	87,878	148,510	(39,755)

Net income (loss)	$ 49,614	$ 441,311	$ 617,673	$ (127,102)

		2008
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 149,388	$ 148,869	$ 145,549	$ 128,918
Net investment (loss) income and net realized (losses) gains	(329,492)	50,025	(1,010,622)	(1,323,800)
Total revenues	(180,104)	198,894	(865,073)	(1,194,882)

Policyholder and other expenses	26,801	253,488	(1,222)	621,216
Loss before taxes	(206,905)	(54,594)	(863,851)	(1,816,098)

Net loss from continuing operations	(129,722)	(20,343)	(635,064)	(1,340,376)

(Loss) income from discontinued operations, net of tax	(29,805)	(6,264)	(114,273)	41,006

Net loss	$ (159,527)	$ (26,607)	(749,337)	(1,299,370)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)).  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally GAAP.

A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed its internal controls over financial reporting as of December 31, 2009 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, management concluded that its internal control over financial reporting was effective as of December 31, 2009.

Remediation of Material Weakness

Prior to December 31, 2009, management fully remediated the material weakness in the Company’s processes related to the implementation and subsequent recording of certain reinsurance transactions with affiliated companies, pursuant to the remediation plan described in Item 9A(T) of the Company’s annual report on Form 10-K for the year ended December 31, 2008.  During the year ended December 31, 2009, management designed and implemented additional controls relating to the recording of embedded derivatives and financial accounting for the Company’s reinsurance agreements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 9A(T). Controls and Procedures (Continued)

Changes in Internal Control over Financial Reporting

Except those noted above, there were no changes in the Company's internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended December 31, 2009 that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14. Principal Accounting Fees and Services.

For the fiscal years ended December 31, the fees billed to the Company by its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000’s):

Nature of Services	2009	2008
Audit fees	$4,168	$3,492
Audit-related fees	1,244	1,294
Tax fees	-	-
All other fees	-	-

Total	$5,412	$4,786

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

Audit Committee Approval
The Company adopted SLF’s “Policy restricting the use of external auditors” (the “Policy”) requiring audit committee pre-approval of services provided by the Company’s external auditors, a copy of which is set out below.  All professional services rendered by the external auditors to the Company have been approved by the Company’s audit committee in accordance with the Policy in affect at the relevant time.  None of the services described in the table above were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of SEC Rule 2-01 of Regulation S-X.

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

* In this policy, the term “Corporation” refers to Sun Life Financial Inc.

On March 25, 2010, the Policy was amended to add the following sentence to the fifth paragraph of the Policy:

“In addition, the Company will not employ or appoint as a member of the board of directors any person who was, at any time during the previous two years, employed by the External Auditor and who provided services to the Company.”

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial statements (set forth in Item 8):

- Consolidated Statements of Operations for each of the three years ended December 31, 2009, December 31, 2008 and December 31, 2007.

- Consolidated Balance Sheets at December 31, 2009 and December 31, 2008.

- Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2009, December 31, 2008 and December 31, 2007.

- Consolidated Statements of Stockholder’s Equity for each of the three years ended December 31, 2009, December 31, 2008 and December 31, 2007.

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009, December 31, 2008 and December 31, 2007.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE I
SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2009
(in 000’s)

Available-for-sale fixed maturity securities:	Cost	Fair Value	Balance Sheets Amounts
Asset-backed securities	$966	$989	$989
Residential mortgage-backed securities	45,531	47,701	47,701
Commercial mortgage-backed securities	18,566	16,080	16,080
Foreign government & agency securities	728	760	760
U.S. treasury and agency securities	38,063	39,131	39,131
Total non-corporate securities	103,854	104,661	104,661

Corporate securities	1,017,570	1,070,855	1,070,855
Total available-for-sale fixed maturity securities	$1,121,424	$1,175,516	$1,175,516

Trading fixed maturity securities:
Asset-backed securities	$658,864	$467,263	$467,263
Residential mortgage-backed securities	1,437,147	1,040,891	1,040,891
Commercial mortgage-backed securities	972,971	638,929	638,929
Foreign government & agency securities	76,971	83,248	83,248
U.S. treasury and agency securities	525,758	537,530	537,530
Total non-corporate securities	3,671,711	2,767,861	2,767,861
Corporate securities	8,371,250	8,362,661	8,362,661
Total trading fixed maturity securities	$12,042,961	$11,130,522	$11,130,522

Short-term investments	1,267,311	1,267,311	1,267,311
Mortgage loans on real estate	1,911,961	1,937,199	1,911,961
Real estate	202,277	202,277	202,277
Derivative instruments – receivable	259,227	259,227	259,227
Limited partnerships	51,656	51,656	51,656
Other invested assets	47,421	47,421	47,421
Policy loans	722,590	837,029	722,590
Total investments	$4,462,443	$4,602,120	$4,462,443

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in 000’s)

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Other Policy Claims and Benefits Payable(1)

Wealth Management
2009	$1,964,585	$16,380,302	$15,993
2008	2,606,994	16,646,319	24,390

Group Protection
2009	$-	$83,287	$10,570
2008	-	80,563	9,442

Individual Protection
2009	$209,057	$1,061,638	$21,499
2008	255,407	1,833,527	10,015

Corporate
2009	$-	$-	$-
2008	-	-	-

Segment	Net Investment Income (Loss) (2)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs And Value of Business Acquired	Interest and Other Operating Expenses

Wealth Management
2009	$2,510,698	$416,442	$1,004,949	$202,191
2008	(1,965,792)	816,057	(1,054,464)	182,622
2007	955,086	751,747	188,599	199,191

Group Protection
2009	$15,668	$81,357	$4,976	$32,801
2008	(2,905)	73,394	5,409	32,294
2007	3,381	62,237	7,783	23,929

Individual Protection
2009	$68,352	$(1,592)	$14,736	$27,333
2008	(10,120)	32,918	3,415	83,864
2007	45,379	38,384	(10,795)	94,275

Corporate
2009	$(12,411)	$-	$-	$25,611
2008	8,449	-	-	23,324
2007	56,639	-	-	52,264

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses.

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.
SCHEDULE IV
REINSURANCE
(in 000’s)

			Ceded to
	Direct	Assumed	Other	Net
	Amount	Amount	Companies	Amount

2009
Life Insurance In-Force	$57,579,257	$36,947,180	$332,851	$20,964,928

Premiums
Life Insurance	$41,754	$10,220	$3,885	$48,089
Accident and Health	44,917	42,636	1,396	86,157
Total Premiums	$86,671	$52,856	$5,281	$134,246

2008
Life Insurance In-Force	$62,999,322	$38,538,037	$1,480,148	$100,057,211

Premiums
Life Insurance	$43,066	$11,117	$3,754	$50,429
Accident and Health	24,872	47,844	412	72,304
Total Premiums	$67,938	$58,961	$4,166	$122,733

2007
Life Insurance In-Force	$52,434,762	$7,875,041	$32,656,902	$27,652,901

Premiums
Life Insurance	$41,238	$7,990	$2,577	$46,651
Accident and Health	21,407	42,996	438	63,965
Total Premiums	$62,645	$50,986	$3,015	$110,616

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

By:	/s/ Westley V. Thompson
Westley V. Thompson
President, SLF U.S.

Date:	March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Westley V. Thompson	President, SLF U.S. and Director
Westley V. Thompson	(principal executive officer)

/s/ Ronald H. Friesen	Senior Vice President and Chief Financial Officer
Ronald H. Friesen	and Director
(principal financial officer)

/s/ Douglas C. Miller	Vice President and Controller
Douglas C. Miller	(principal accounting officer)

/s/ Jon A. Boscia	Director
Jon A. Boscia

/s/ Scott M. Davis	Director
Scott M. Davis

/s/ Stephen L. Deschenes	Director
Stephen L. Deschenes

/s/ Terrence J. Mullen	Director
Terrence J. Mullen

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

The registrant is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc. and does not send annual reports or proxy material to its sole security holder.