Form 10-Q
period 2010-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2010-05-14
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended March 31, 2010
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, 333-144912-01, 333-155716, 333-333-155726, 333-155791, 333-155792, 333-155793, 333-155797, 333-156303, 333-156304, 333-156308, 333-160605, 333-160606, and 333-160607

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Registrant has 6,437 shares of common stock outstanding as of May 14, 2010, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3.	Defaults Upon Senior Securities	76

Item 4.	(Removed and Reserved)	76

Item 5.	Other Information	76

Item 6.	Exhibits	77

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2010	2009

Revenues

Premiums and annuity considerations	$35,064	$32,540
Net investment income (1)	443,829	143,657
Net derivative (loss) income (Note 5)	(41,450)	129,846
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	5,165	(1,897)
Other-than-temporary impairment losses (2) (Note 5)	(885)	-
Fee and other income	115,753	76,201

Total revenues	557,476	380,347

Benefits and Expenses

Interest credited	89,383	112,784
Interest expense	17,097	12,080
Policyowner benefits	34,603	101,987
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	171,709	(107,424)
Other operating expenses	80,910	46,941

Total benefits and expenses	393,702	166,368

Income from continuing operations before income tax expense	163,774	213,979

Income tax expense	52,123	72,703

Net income from continuing operations	111,651	141,276

Loss from discontinued operations, net of tax (Note 1)	-	(91,662)

Net income	$111,651	$49,614

(1)Net investment income includes an increase (decrease) in market value of trading fixed maturity securities of $270.4 million and $(29.9) million for the three-month periods ended March 31, 2010 and 2009, respectively.

(2)The $0.9 million other-than-temporary impairment (“OTTI”) losses for the three-month period ended March 31, 2010 represent solely credit losses.  The Company incurred no non-credit OTTI losses during the three-month period ended March 31, 2010 and as such, no non-credit OTTI losses were recognized in other comprehensive income for the period.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
ASSETS	March 31, 2010	December 31, 2009
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost of $1,102,681 and $1,121,424 in 2010 and 2009, respectively) (Note 5)	$1,165,962	$1,175,516
Trading fixed maturity securities at fair value (amortized cost of $12,598,448 and $12,042,961in 2010 and 2009, respectively) (Note 5)	11,956,591	11,130,522
Mortgage loans	1,899,847	1,911,961
Derivative instruments – receivable (Note 5)	235,498	259,227
Limited partnerships	45,886	51,656
Real estate	204,336	202,277
Policy loans	710,292	722,590
Other invested assets	26,406	47,421
Short-term investments	2,051,747	1,267,311
Cash and cash equivalents	733,097	1,804,208
Total investments and cash	19,029,662	18,572,689

Accrued investment income	218,046	230,591
Deferred policy acquisition costs	2,065,562	2,173,642
Value of business and customer renewals acquired	170,600	168,845
Net deferred tax asset (Note 12)	492,062	549,764
Goodwill (Note 11)	7,299	7,299
Receivable for investments sold	14,036	12,611
Reinsurance receivable	2,360,783	2,350,207
Other assets	145,492	183,963
Separate account assets	24,269,106	23,326,323

Total assets	$48,772,648	$47,575,934

LIABILITIES

Contractholder deposit funds and other policy liabilities	$16,459,748	$16,709,589
Future contract and policy benefits	795,099	815,638
Payable for investments purchased	92,774	88,131
Accrued expenses	59,837	61,903
Debt payable to affiliates	883,000	883,000
Reinsurance payable	2,235,267	2,231,764
Derivative instruments – payable (Note 5)	549,423	572,910
Other liabilities	304,234	280,224
Separate account liabilities	24,269,106	23,326,323

Total liabilities	45,648,488	44,969,482

Commitments and contingencies (Note 8)

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2010 and 2009	$6,437	$6,437
Additional paid-in capital	3,927,845	3,527,677
Accumulated other comprehensive income	41,133	35,244
Accumulated deficit	(851,255)	(962,906)

Total stockholder’s equity	3,124,160	2,606,452

Total liabilities and stockholder’s equity	$48,772,648	$47,575,934

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2010	2009

Net income	$111,651	$49,614

Other comprehensive income (loss):

Change in unrealized holding gains (losses) on available-for-sale fixed maturity securities, net of tax and policyholder amounts (1)	8,168	(28,601)
Reclassification adjustment for OTTI losses, net of tax (2)	104	-
Reclassification adjustments of realized investment gains into net income, net of tax (3)	(2,383)	(757)

Other comprehensive income (loss)	5,889	(29,358)

Comprehensive income	$117,540	$20,256

(1)	Net of tax (expense) benefit of $(4.4) million and $15.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.
(2)	Represents an adjustment to OTTI losses due to the sale of other-than-temporarily impaired available-for-sale fixed maturity securities.
(3)	Net of tax benefit of $1.3 million and $0.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the three-month periods ended March 31, 2010 and 2009

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income (1)	Accumulated Deficit	Total Stockholder’s Equity

Balance at December 31, 2008	$6,437	$2,872,242	$(129,884)	$(1,953,540)	$795,255

Net income				49,614	49,614
Capital contributions from Parent		623,652			623,652
Other comprehensive loss			(29,358)		(29,358)

Balance at March 31, 2009	$6,437	$3,495,894	$(159,242)	$(1,903,926)	$1,439,163

Balance at December 31, 2009	$6,437	$3,527,677	$35,244	$(962,906)	$2,606,452

Net income				111,651	111,651
Tax benefit from stock options		168			168
Capital contribution from Parent		400,000			400,000
Other comprehensive income			5,889		5,889

Balance at March 31, 2010	$6,437	$3,927,845	$41,133	$(851,255)	$3,124,160

(1) As of March 31, 2010, the total amount of after tax non-credit OTTI losses recorded in the Company’s accumulated other comprehensive income was $8.8 million.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2010	2009

Cash Flows From Operating Activities:
Net income	$111,651	$49,614
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	2,587	9,086
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	171,709	(107,424)
Depreciation and amortization	1,214	1,750
Net losses (gains) on derivatives	6,121	(172,661)
Net realized (gains) losses and OTTI credit losses on available-for- sale investments	(4,280)	1,897
Net (increase) decrease in fair value of trading investments	(270,435)	29,880
Net realized losses on trading investments	33,927	44,897
Undistributed loss (income) on private equity limited partnerships	1,631	(1,481)
Interest credited to contractholder deposits	89,383	112,784
Deferred federal income taxes	54,531	77,026
Changes in assets and liabilities:
Additions to deferred policy acquisition costs and value of business and customer renewals acquired	(56,139)	(88,118)
Accrued investment income	12,545	33,156
Net change in reinsurance receivable/payable	28,868	38,270
Future contract and policy benefits	(20,539)	30,889
Other, net	81,228	(141,809)
Adjustments related to discontinued operations	-	219,553

Net cash provided by operating activities	244,002	137,309

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	70,492	9,715
Trading fixed maturity securities	737,625	213,506
Mortgage loans	25,096	62,182
Other invested assets	(64,561)	208,502
Purchases of:
Available-for-sale fixed maturity securities	(46,399)	(925)
Trading fixed maturity securities	(1,332,465)	(19,715)
Mortgage loans	(15,431)	(31,646)
Real estate	(904)	(414)
Other invested assets	(16,616)	(14,940)
Net change in other investments	-	(61,010)
Net change in policy loans	12,298	4,384
Net change in short-term investments (Note 1)	(784,436)	(432,897)

Net cash used in investing activities	$(1,415,301)	$(63,258)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2010	2009

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$328,615	$740,398
Withdrawals from contractholder deposit funds	(610,810)	(720,199)
Capital contribution from Parent	400,000	623,652
Debt proceeds	-	50,000
Other, net	(17,617)	(22,605)

Net cash provided by financing activities	100,188	671,246

Net change in cash and cash equivalents	(1,071,111)	745,297

Cash and cash equivalents, beginning of period	1,804,208	1,024,668

Cash and cash equivalents, end of period	$733,097	$1,769,965

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

The Company is a stock life insurance company incorporated under the laws of Delaware.  The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”) which in turn is wholly-owned by Sun Life Financial Inc. (“SLF”), a reporting company under the Securities Exchange Act of 1934.  SLF and its subsidiaries are collectively referred to herein as “Sun Life Financial.”

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of March 31, 2010, the Company directly or indirectly owned all of the outstanding shares or members interest of SLNY, a New York life insurance company which issues individual fixed and variable annuity contracts, group life, group disability, group dental and stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company, a Rhode Island life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC.

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”) to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and is not included in the Company’s condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, and statement of operations for the three-month period ended March 31, 2010.  In addition, the net loss and changes in cash flows from the operating activities of Sun Life Vermont for the three-month period ended March 31, 2009 are presented as discontinued operations in these condensed consolidated financial statements.  The following table provides a summary of operations of Sun Life Vermont for the three-month period ended March 31 (in 000’s):

2009

Total revenues	$(151,284)
Total benefits and expenses	(4,380)
Loss before income taxes expense	(146,904)

Net loss	$(91,662)

See Notes 1 and 2 of the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2009 for additional information concerning this transaction.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”).  Pursuant to this agreement, the Company purchased a funded note, which is referenced through a credit default swap to the credit performance of a portfolio of corporate reference entities.  The Company entered into this credit structure for yield enhancement.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation.” As a result of the consolidation, the Company has recorded in its condensed consolidated balance sheets a credit default swap held by the CARS Trust.  At issue, the swap had a seven-year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement. In the event the trust was required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  At March 31, 2010, the sum of all the credit events exceeded the threshold amount and the CARS Trust made cumulative payments of $17.6 million to the swap counterparty, all of which were made during the year ended December 31, 2009.  As of March 31, 2010, the maximum future payments that the CARS Trust could be required to make is $37.4 million.  As of March 31, 2010 and December 31, 2009, the fair value of the assets held as collateral by the CARS Trust was $35.6 million and $35.3 million, respectively.  As of March 31, 2010 and December 31, 2009, the fair value of the credit default swap was $34.6 million and $34.3 million, respectively.

The Company had a greater than or equal to 20%, but less than 50%, interest in four variable interest entities (“VIEs”) at March 31, 2010.  The Company is a creditor in three trusts and one special purpose corporation.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $8.8 million at March 31, 2010.  The investments in these VIEs mature at various dates through January 2028.  Because the Company will not absorb a majority of the VIEs expected losses or receive a majority of the expected returns, the Company is not required to consolidate these VIEs, in accordance with FASB ASC Topic 810.

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

The VIEs are generally financed with equity through the establishment of a trust by a trustee.  The carrying amount of the VIEs for which the Company has significant influence is included in trading fixed maturity securities on the condensed consolidated balance sheets.

All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those used in determining the fair value of financial instruments, goodwill, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), value of customer renewals acquired (“VOCRA”), liabilities for future contract and policyholder benefits, other-than-temporary impairments of investments, allowance for loan loss, and valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

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

Immaterial Restatement

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the three-month period ended March 31, 2009, the Company’s management determined that certain investments with maturities at the date of purchase of greater than three months but less than one year were improperly classified as cash and cash equivalents.  As a result, the condensed consolidated balance sheet as of March 31, 2009 has been restated to reclassify $1,032.4 million from cash and cash equivalents to short-term investments.  In addition, the condensed consolidated statement of cash flows for the three-month period ended March 31, 2009 has been restated as follows:

As Previously
	Reported	Adjustments	As Restated
Net change in short-term investments	$ -	$ (432,897)	$ (432,897)
Net cash provided by (used in ) investing activities	$ 369,639	$ (432,897)	$ (63,258)
Net change in cash and cash equivalents	$ 1,178,194	$ (432,897)	$ 745,297
Cash and cash equivalents, beginning of period	$ 1,624,149	$ (599,481)	$ 1,024,668
Cash and cash equivalents, end of period	$ 2,802,343	$ (1,032,378)	$ 1,769,965

The effects of these corrections have also been reflected in the accompanying notes, where applicable.  The short-term investments at December 31, 2009 were appropriately reported in the consolidated financial statement included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 “Fair Value Measurement and Disclosures (Topic 820)-Improving Disclosure about Fair Value Measurements,” which provides amendments to FASB ASC Topic 820 “Fair Value Measurements and Disclosures” that will provide more robust disclosures about the following:

➢	The different classes of assets and liabilities measured at fair value;
➢	The valuation techniques and inputs used;
➢	The transfers between Levels 1, 2, and 3; and
➢	The activity in Level 3 fair value measurements.

Certain new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 31, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll-forward of activities in Level 3 are effective for fiscal years beginning after December 15, 2010.  The Company adopted this guidance on January 1, 2010.  The enhanced disclosures required by FASB ASU 2010-06 for the periods beginning after December 31, 2009, are included in Note 4.

The Company adopted the provisions of FASB ASC Topic 860, “Transfers and Servicing,” which were issued in June 2009.  These provisions amend and expand disclosures about the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  FASB ASC Topic 860 amends previously issued derecognition accounting and disclosure guidance and eliminates the exemption from consolidation for qualifying special purpose entities (“QSPEs”); it also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with the provisions of FASB ASC Topic 860 that were issued in June 2009.  This guidance is effective for financial asset transfers occurring in fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance on January 1, 2010; such an adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The Company adopted the provisions of FASB ASC Topic 810 that were issued in June 2009.  This guidance amends previously issued consolidation guidance which affects all entities currently within the scope of FASB ASC Topic 810, as well as QSPEs, as the concept of these entities was eliminated by FASB ASC Topic 860.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance on January 1, 2010; such an adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Refer to Note 1 of the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2009 for other accounting pronouncements that the Company adopted during the year ended December 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

In March 2010, the FASB issued ASU 2010-11 “Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives,” which provides amendments to FASB ASC Topic 815, “Derivatives and Hedging” that will clarify the embedded credit derivative scope exception included in FASB ASC Topic 815.  The amendments address how to determine which embedded credit derivative features are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting under FASB ASC Topic 815.  Under FASB ASU 2010-11, only the embedded credit derivative feature created by subordination between financial instruments is not subject to the bifurcation requirements of FASB ASC Topic 815.  However, other embedded credit derivative features would be subject to analysis for potential bifurcation even if their effects are allocated to interests in tranches of securitized financial instruments in accordance with those subordination provisions.  The following circumstances would not qualify for the scope exception and are subject to the application of FASB ASC Topic 815 requiring the embedded derivatives to be analyzed for potential bifurcation:

➢	An embedded derivative feature relating to another type of risk (including another type of credit risk) is present in the securitized financial instrument.
➢
The holder of an interest in a tranche of securitized financial instruments is exposed to the possibility of being required to make potential future payments because the possibility of those future payments is not created by subordination.

➢	The holder owns an interest in a single-tranche securitization vehicle; therefore, the subordination of one tranche to another is not relevant.

The amendments in FASB ASU 2010-11 are effective for the first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted.  The Company will adopt FASB ASU 2010-11 on July 1, 2010 and is still assessing the impact of this adoption.

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” which amends FASB ASC Topic 310, “Receivables.”  The amendments were made to eliminate diversity in practice in accounting for loans that undergo troubled debt restructuring for those loans that have been included in a pool of loans.  Under FASB ASU 2010-18, debt modifications that were made for distressed loans included in a pool of loans, do not trigger the criteria needed to allow for these loans to be accounted for separately outside of the pool.  Upon initial adoption, an entity may make a one-time election to terminate accounting for loans as a pool.  The election may be made on a pool-by-pool basis and does not prevent the entity from using pool accounting for loans that will be acquired in the future.  The amendments in FASB ASU 2010-18 are effective for the first fiscal quarter ending on or after July 15, 2010.  Early adoption is permitted.  The Company will adopt FASB ASU 2010-18 on September 30, 2010 and is still assessing the impact of this adoption.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

The Company has significant transactions with affiliates.  Management believes inter-company revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis and these transactions were with unrelated parties.  Below is a summary of transactions with affiliates not included in these condensed consolidated financial statements.

Related Party Reinsurance Transactions

As more fully described in Note 7, the Company is party to several reinsurance transactions with Sun Life Assurance Company of Canada (“SLOC”) and other affiliates.  Reinsurance premiums with related parties are based on market rates.

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with Sun Life Reinsurance (Barbados) No. 3 Corp. (“BarbCo 3”), an affiliate, to cede all of the risks associated with certain in-force corporate and bank-owned variable universal life, and private placement variable universal life policies on a combination coinsurance, coinsurance with funds withheld and a modified coinsurance basis.  The reinsurance agreement covered in-force policies on the effective date and new sales through December 31, 2009.  Effective January 1, 2010, the Company and BarbCo3 amended the reinsurance agreement.  See Note 7 for further information regarding the amendment and the impact of this agreement on the Company’s condensed consolidated financial statements.

Effective December 31, 2007, SLNY entered into a reinsurance agreement with SLOC pursuant to which SLOC funds a portion of the statutory reserves required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38 (“AXXX reserves”), as adopted by the National Association of Insurance Commissioners (the “NAIC”), attributable to certain individual universal life (“UL”) policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds withheld 90% coinsurance basis, certain in-force policies at December 31, 2007.  Future new business also will be reinsured under this agreement.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Capital Transactions

During the three-month period ended March 31, 2010 and the year ended December 31, 2009, the Company received capital contributions totaling $400.0 million and $748.7 million, respectively, from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure the Company continues to exceed certain capital requirements, as prescribed by the NAIC.  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies.  The risk-based capital formulas for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

Effective December 31, 2009, the Company distributed all of the issued and outstanding common stock of Sun Life Vermont in the form of a dividend to the Parent.  The Company did not declare or pay cash dividends during the three-month periods ending March 31, 2010 and 2009.

Debt Transactions

In 2002, the Company issued two promissory notes totaling $460.0 million to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”).  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380.0 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  On December 29, 2008, the Company redeemed $62.0 million of the $80.0 million remaining note and paid $64.3 million, including $2.3 million in accrued interest, to Sun Life (Hungary) LLC.  At March 31, 2010 and December 31, 2009, the Company had $18.0 million, respectively, in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $0.3 for the three-month periods ended March 31, 2010 and 2009, respectively.

At March 31, 2010 and 2009, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company expensed $10.6 million for interest on these surplus notes for the three-month periods ended March 31, 2010 and 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”).  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III. Total interest credited for the funding agreements was $1.3 million and $4.2 million for the three-month periods ended March 31, 2010 and 2009, respectively. The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $0.2 million and $0.5 million for the three-month periods ended March 31, 2010 and 2009, respectively, for interest on this demand note.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”).  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for this funding agreement was $1.1 million and $3.9 million for the three-month periods ended March 31, 2010 and 2009.  The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006.  The Company expensed $0.1 million and $0.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. (“LLC”).  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10.0 million to LLC.  Total interest credited for these funding agreements was $1.4 million and $4.1 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC on June 10, 2005.  The Company expensed $0.2 million and $0.5 million for interest on this demand note for the three-month periods ended March 31, 2010 and 2009, respectively.

The Company has entered into an interest rate swap agreement with LLC with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

The account values related to these funding agreements issued to LLC III, LLC II, and LLC are reported in the Company’s condensed consolidated balance sheets as a component of contractholder deposit funds and other liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other

Effective December 31, 2009, the Company transferred all of its employees to an affiliate, Sun Life Financial (U.S.) Services Company, Inc. (“Sun Life Services”), with the exception of 28 employees who were transferred to Sun Life Financial Distributors, Inc. (“SLFD”), another affiliate.  Neither Sun Life Services nor SLFD are included in the accompanying condensed consolidated financial statements.  Concurrent with this transaction, Sun Life Services assumed the sponsorship of the Company’s retirement plans.  As a result of this transaction, the Company transferred to Sun Life Services all employee-benefits related assets and liabilities, the associated deferred tax asset, and certain property, equipment and software.  For more details on these transactions, see Note 3 of the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Pursuant to an administrative services agreement between the Company and Sun Life Services, Sun Life Services provides human resources services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative, and other operational support functions) to the Company, and the Company reimburses Sun Life Services for the cost of such services, plus, with respect to certain of those services, pays an arms-length based profit margin agreed upon by the parties.  Total payments under this agreement were $28.7 million for the three-month period ended March 31, 2010.

Effective December 31, 2009, Sun Life Services and SLOC entered into administrative services agreement, under which Sun Life Services provides to SLOC, as requested, personnel and certain services.  Prior to December 31, 2009, the Company had an administrative services agreement with SLOC under which the Company provided personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which were recorded as a reduction of other operating expenses, were approximately $75.6 million for the three-month period ended March 31, 2009.

The Company’s affiliates and Sun Life Services are in the process of establishing administrative services agreements under which Sun Life Services will provide personnel and certain services directly to the Company’s affiliates, as requested.  Until such agreements receive regulatory approval, the Company will continue to provide personnel and certain services to affiliates, as described below.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. (“SLISC”), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement amounted to approximately $4.2 million and $3.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited (“SLISIL”), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $5.7 million and $6.1 million for the three-month periods ended March 31, 2010 and 2009, respectively.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada – U.S. Operations Holdings, Inc, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company, serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement were approximately $3.3 million and $2.7 million for the three-month periods ended March 31, 2010 and 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $2.8 million and $0.8 million for the three-month periods ended March 31, 2010 and 2009, respectively. The Company paid $5.3 million and $4.6 million for the three-month periods ended March 31, 2010 and 2009, respectively, in investment management services fees to SCA.

During the three-month periods March 31, 2010 and 2009, the Company paid $10.5 million and $9.0 million, respectively, in distribution fees to SLFD.

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2014 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to approximately $3.0 and $2.7 million for the three-month periods ended March 31, 2010 and 2009 respectively.  Rental income is reported as a component of net investment income on the Company’s condensed consolidated statement of operations.

The Company records a tax benefit through paid-in-capital for SLF stock options issued to employees of the Company. The Company recorded a tax benefit of approximately $0.2 million for the three-month periods ended March 31, 2010.  Related to these stock options, the Company did not record a tax benefit for the three-month period ending March 31, 2009.

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with its indirect parent, SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses of $1.9 million and $1.5 million relating to RSUs for the three-month periods ended March 31, 2010 and 2009, respectively.

In 2007, SLNY entered into a series of agreements with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), through which the New York issued business of SLHIC was transferred to SLNY.  As part of these agreements, SLNY received certain intangible assets totaling $31.3 million.  These assets included the value of distribution acquired, VOBA, and VOCRA.  The value of distribution acquired of $7.5 million is being amortized on a straight-line basis over its projected economic life of 25 years.

VOBA of $7.6 million is subject to amortization based upon expected premium income over the period from acquisition to the first customer renewal, generally not more than two years.  VOBA was fully amortized as of December 31, 2009.  VOCRA of $16.2 million is subject to amortization based upon expected premium income over the projected life of the in-force business acquired, which is 20 years.  The Company recorded amortization for these intangible assets for the periods identified as follows (in 000’s):

	Value of Distribution	VOBA	VOCRA
Three-month period ended March 31, 2010	$75	$-	$297
Three-month period ended March 31, 2009	$75	$22	$726

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

Wealth Management

The Wealth Management Segment markets, sells and administers funding agreements, individual and group variable annuity products, individual and group fixed annuity products and other retirement benefit products.  These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies.  The Company uses derivative instruments to manage the risks inherent in the contract options.  Additionally, the Company consolidates the CARS Trust as components of the Wealth Management Segment.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000’s):

	Three-month period ended March 31, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 542,125	$ 15,226	$ 32,261	$ (32,136)	$ 557,476
Total benefits and expenses	337,465	14,215	31,148	10,874	393,702
Income (loss) before income tax expense (benefit)	204,660	1,011	1,113	(43,010)	163,774
Net income (loss)	$ 138,135	$ 711	$ 723	$ (27,918)	$ 111,651

	Three-month period ended March 31, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 338,430	$ 12,515	$ 33,390	$ (3,988)	$ 380,347
Total benefits and expenses	118,985	14,221	26,891	6,271	166,368
Income (loss) from continuing operations before income tax expense (benefit)	219,445	(1,706)	6,499	(10,259)	213,979

Net income (loss) from continuing operations	147,863	(4,941)	4,224	(5,870)	141,276
Loss from discontinued operations, net of tax	-	(91,662)	-	-	(91,662)

Net income (loss)	$ 147,863	$ (96,603)	$ 4,224	$ (5,870)	$ 49,614

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted FASB ASC Topic 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs.

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

On April 1, 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  The Company reviewed its pricing sources and methodologies and has concluded that its various pricing sources and methodologies are in compliance with this guidance.

Refer to Note 6 regarding the valuation techniques utilized by the Company to measure the fair values included herein.  During the three-month period ended March 31, 2010, there were no changes to these valuation techniques and the related inputs.

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

The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith and credit of the Government, municipal bonds, structured notes and certain mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), collateralized mortgage obligations (“CMO”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), certain corporate debt, certain private equity investments and certain derivatives.

Level 3

•
Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Generally, the types of assets and liabilities utilizing Level 3 valuations are certain MBS, ABS, CMO, RMBS, and CMBS, certain corporate debt, certain private equity investments, certain mutual fund holdings and certain derivatives, including derivatives embedded in annuity contracts and certain funding agreements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of March 31, 2010 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$897	$29	$926
Residential mortgage-backed securities	-	44,868	-	44,868
Commercial mortgage-backed securities	-	14,199	1,135	15,334
Foreign government & agency securities	-	551	-	551
U.S. states and political subdivisions securities	-	217	-	217
U.S. treasury and agency securities	39,073	-	-	39,073
Corporate securities	-	1,064,054	939	1,064,993
Total available-for-sale fixed maturity securities	39,073	1,124,786	2,103	1,165,962

Trading fixed maturity securities:
Asset-backed securities	-	351,180	48,924	400,104
Residential mortgage-backed securities	-	955,600	105,554	1,061,154
Commercial mortgage-backed securities	-	657,708	12,892	670,600
Foreign government & agency securities	-	67,861	15,093	82,954
U.S. states and political subdivisions securities	-	617	-	617
U.S. treasury and agency securities	1,058,776	34,270	-	1,093,046
Corporate securities	-	8,551,463	96,653	8,648,116
Total trading fixed maturity securities	1,058,776	10,618,699	279,116	11,956,591
	-
Derivative instruments - receivable:
Interest rate contracts	-	136,611	-	136,611
Foreign currency contracts	-	34,462	-	34,462
Equity contracts	10,106	33,639	11,956	55,701
Futures	8,724	-	-	8,724
Total derivative instruments - receivable	18,830	204,712	11,956	235,498

Other invested assets	871	-	-	871
Short-term investments	2,051,747	-	-	2,051,747
Cash and cash equivalents	733,097	-	-	733,097
Total investments and cash	3,902,394	11,948,197	293,175	16,143,766

Separate account assets:
Mutual fund investments	18,548,247	34,125	-	18,582,372
Equity investments	193,637	6,910	7	200,554
Fixed income investments	537,319	5,181,105	313,747	6,032,171
Alternative investments	8,197	89,590	259,762	357,549
Other investments	3,890	10	725	4,625
Total separate account assets (1) (2)	19,291,290	5,311,740	574,241	25,177,271

Total assets measured at fair value on a recurring basis	$23,193,684	$17,259,937	$867,416	$41,321,037

(1) Pursuant to the conditions set forth in FASB ASC Topic 944, the value of separate account liabilities is set to equal the fair value of the separate account assets.

(2) Excludes $908.2 million, primarily related to investment sales receivable, net of investment purchases payable, that are not subject to FASB ASC Topic 820.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of March 31, 2010 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$-	$-	$106,601	$106,601
Guaranteed minimum accumulation benefit liability	-	-	46,030	46,030
Derivatives embedded in reinsurance contracts	-	29,580	-	29,580
Fixed index annuities	-	-	139,012	139,012
Total other policy liabilities	-	29,580	291,643	321,223

Derivative instruments – payable:
Interest rate contracts	-	511,140	-	511,140
Foreign currency contracts	-	2,505	-	2,505
Credit contracts	-	-	34,612	34,612
Futures	1,166	-	-	1,166
Total derivative instruments – payable	1,166	513,645	34,612	549,423

Other liabilities:
Bank overdrafts	42,251	-	-	42,251

Total liabilities measured at fair value on a recurring basis	$43,417	$543,225	$326,255	$912,897

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company’s categories for its assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$952	$37	$989
Residential mortgage-backed securities	-	47,701	-	47,701
Commercial mortgage-backed securities	-	14,150	1,930	16,080
Foreign government & agency securities	-	760	-	760
U.S. treasury and agency securities	39,131	-	-	39,131
Corporate securities	-	1,062,919	7,936	1,070,855
Total available-for-sale fixed maturity securities	39,131	1,126,482	9,903	1,175,516

Trading fixed maturity securities:
Asset-backed securities	-	355,613	111,650	467,263
Residential mortgage-backed securities	-	886,340	154,551	1,040,891
Commercial mortgage-backed securities	-	624,845	14,084	638,929
Foreign government & agency securities	-	67,925	15,323	83,248
U.S. treasury and agency securities	503,123	34,407	-	537,530
Corporate securities	-	8,254,775	107,886	8,362,661
Total trading fixed maturity securities	503,123	10,223,905	403,494	11,130,522

Derivative instruments - receivable	14,922	235,484	8,821	259,227
Other invested assets	20,242	206	-	20,448
Short-term investments	1,267,311	-	-	1,267,311
Cash and cash equivalents	1,804,208	-	-	1,804,208
Total investments and cash	3,648,937	11,586,077	422,218	15,657,232

Other assets
Separate account assets (1) (2)	18,045,908	5,233,602	547,841	23,827,351

Total assets measured at fair value on a recurring basis	$21,694,845	$16,819,679	$970,059	$39,484,583

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of December 31, 2009 (000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$-	$-	$168,786	$168,786
Guaranteed minimum accumulation benefit liability	-	-	81,669	81,669
Derivatives embedded in reinsurance contracts	-	15,035	-	15,035
Fixed index annuities	-	-	140,966	140,966
Total other policy liabilities	-	15,035	391,421	406,456

Derivative instruments – payable	5,256	533,305	34,349	572,910

Other liabilities:
Bank overdrafts	60,037	-	-	60,037

Total liabilities measured at fair value on a recurring basis	$65,293	$548,340	$425,770	$1,039,403

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s categories for its assets measured at fair value on a nonrecurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total Fair Value	Total Gains (Losses)
Asset
VOCRA	$-	$-	$5,766	$5,766	$(2,600)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended March 31, 2010 (in 000’s):
Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in total gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Available-for-sale fixed maturity securities:
Asset-backed securities	$ 37	$ (12)	$ 4	$ -	$ -	$ 29	$ -
Residential mortgage-backed securities	-	-	-	-	-	-	-
Commercial mortgage-backed securities	1,930	(243)	(552)	-	-	1,135	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,936	(5)	(4)	196	(7,184)	939	-
Total available-for-sale fixed maturity securities	9,903	(260)	(552)	196	(7,184)	2,103	-

Trading fixed maturity securities:
Asset-backed securities	111,650	(8,909)	-	(15,660)	(38,157)	48,924	8,858
Residential mortgage-backed securities	154,551	(242)	-	(3,226)	(45,529)	105,554	2,279
Commercial mortgage-backed securities	14,084	(496)	-	-	(696)	12,892	(769)
Foreign government & agency securities	15,323	(230)	-	-	-	15,093	161
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	107,886	1,571	-	4,620	(17,424)	96,653	1,475
Total trading fixed maturity securities	403,494	(8,306)	-	(14,266)	(101,806)	279,116	12,004

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Equity contracts	8,821	1,531	-	1,604	-	11,956	1,531
Futures	-	-	-	-	-	-	-
Total derivative instruments– receivable	8,821	1,531	-	1,604	-	11,956	1,531

Other invested assets	-	-	-	-	-	-	-
Short-term investments	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	422,218	(7,035)	(552)	(12,466)	(108,990)	293,175	13,535

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-
Equity investments	7	-	-	-	-	7	-
Fixed income investments	276,530	6,667	-	30,550	-	313,747	5,752
Alternative investments	267,196	(465)	-	(4,000)	(2,969)	259,762	(1,013)
Other investments	4,108	(2,355)	-	(1,028)	-	725	(3,383)
Total separate account assets (1)	547,841	3,847	-	25,522	(2,969)	574,241	1,356

Total assets measured at fair value on a recurring basis	$970,059	$(3,188)	$ (552)	$ 13,056	$ (111,959)	$ 867,416	$ 14,891

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended March 31, 2010 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in total gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$168,786	$(92,939)	$ -	$ 30,754	$ -	$106,601	$ (92,908)
Guaranteed minimum accumulation benefit liability	81,669	(41,679) )	-	6,040	-	46,030	(41,642)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	140,966	(5,355)	-	3,401	-	139,012	4,001
Total other policy liabilities	391,421	(139,973)	-	40,195	-	291,643	(130,549)

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Credit contracts	34,349	263	-	-	-	34,612	263
Futures	-	-	-	-	-	-	-
Total derivative instruments – payable	34,349	263	-	-	-	34,612	263

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$ 425,770	$(139,710)	$ -	$ 40,195	$ -	$ 326,255	$ (130,286)

Total realized and unrealized gains (losses), related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the three-month period ended March 31, 2010, are reported as follows (in 000’s):

	Total realized gains (losses) included in earnings	Change in unrealized gains (losses) related to assets still held at the reporting date
Net investment (loss) income	$(8,306)	$12,004
Net derivative income	141,241	131,817
Net realized investment losses, excluding impairment losses on available-for-sale securities	(260)	-
Net gains	$132,675	$143,821

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended March 31, 2009 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturity securities:
Asset-backed and mortgage- backed securities	$ 4,466	$ (46)	$ (489)	$ -	$ (1,343)	$ 2,588	$ -
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,888	123	(131)	(162)	(5,969)	1,749	-
Total available-for-sale fixed maturity securities	12,354	77	(620)	(162)	(7,312)	4,337	-

Trading fixed maturity securities:
Asset-backed and mortgage- backed securities	462,253	(49,017)	-	(8,335)	(27,408)	377,493	(1,488)
Foreign government & agency securities	9,200	250	-	-	-	9,450	250
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,505	15,311	-	(3,121)	(47,838)	98,857	4,234
Total trading fixed maturity securities	605,958	(33,456)	-	(11,456)	(75,246)	485,800	2,996

Derivative instruments – receivable	2,668	(328)	-	21	-	2,361	(328)
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	620,980	(33,707)	(620)	(11,597)	(82,558)	492,498	2,668

Other assets
Separate account assets (1)	801,873	5,836	-	(60,598)	(188,344)	558,767	25,428

Total assets measured at fair value on a recurring basis	$1,422,853	$ (27,871)	$ (620)	$ (72,195)	$ (270,902)	$1,051,265	$ 28,096

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

Other policy liabilities:
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

Total realized and unrealized gains (losses), related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the three-month period ended March 31, 2009, are reported as follows (in 000’s):

	Total realized gains (losses) included in earnings	Change in unrealized gains (losses) related to assets still held at the reporting date
Net investment (loss) income	$(33,456)	$2,996
Net derivative income	18,630	17,027
Net realized investment gains, excluding impairment losses on available-for-sale securities	77	-
Net (losses) gains	$(14,749)	$20,023

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the three-month period ended March 31, 2010, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ --
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	7,184	-	-	(7,184)
Total available-for-sale fixed maturity securities	-	-	7,184	-	-	(7,184)

Trading fixed maturity securities:
Asset-backed securities	-	-	47,432	(9,275)	9,275	(47,432)
Residential mortgage-backed securities	-	-	80,597	(35,068)	35,068	(80,597)
Commercial mortgage-backed securities	-	-	696		-	(696)
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	17,424	-	-	(17,424)
Total trading fixed maturity securities	-	-	146,149	(44,343)	44,343	(146,149)

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	3,764	-	-	(3,764)	-	-
Fixed income investments	-	-	-	-	-	-
Alternative investments	-	-	2,969	-	-	(2,969)
Other investments	-	-	-	-	-	-
Total separate account assets	3,764	-	-	-	-	-

Total assets measured at fair value on a recurring basis	$ 3,764	$ -	$ 156,302	$ (48,107)	$ 44,343	$ (156,302)

The Company did not change the categorization of its financial instruments during the three-month period ended March 31, 2010.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS

Fixed Maturity Securities

The amortized cost and fair value of fixed maturity securities at March 31, 2010, were as follows (in 000’s):

Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Temporary Losses	OTTI Losses(1)	Fair Value
Non-corporate securities:
Asset-backed securities	$ 899	$ 43	$ (16)	$ -	$ 926
Residential mortgage-backed securities	42,455	2,413	-	-	44,868
Commercial mortgage-backed securities	17,905	406	(2,977)	-	15,334
Foreign government & agency securities	508	43	-	-	551
U.S. states and political subdivisions securities	219	-	(2)	-	217
U.S. treasury and agency securities	38,089	1,216	(232)	-	39,073
Total non-corporate securities	100,075	4,121	(3,227)	-	100,969

Corporate securities	1,002,606	87,533	(11,558)	(13,588)	1,064,993

Total available-for-sale fixed maturity securities	$ 1,102,681	$ 91,654	$ (14,785)	$ (13,588)	$ 1,165,962

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$ 571,550	$ 7,622	$ (179,068)	$ 400,104
Residential mortgage-backed securities	1,439,157	15,142	(393,145)	1,061,154
Commercial mortgage-backed securities	944,843	26,092	(300,335)	670,600
Foreign government & agency securities	75,515	7,439	-	82,954
U.S. states and political subdivisions securities	607	10	-	617
U.S. treasury and agency securities	1,078,381	15,839	(1,174)	1,093,046
Total non-corporate securities	4,110,053	72,144	(873,722)	3,308,475

Corporate securities	8,488,395	347,010	(187,289)	8,648,116

Total trading fixed maturity securities	$ 12,598,448	$ 419,154	$ (1,061,011)	$ 11,956,591

(1) Represents the before tax non-credit OTTI loss recorded as a component of accumulated other comprehensive income (“AOCI”) for assets still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturity Securities (continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2009, were as follows (in 000’s):

Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Temporary Losses	OTTI Losses (1)	Fair Value
Non-corporate securities:
Asset-backed securities	$ 966	$ 42	$ (19)	$ -	$ 989
Residential mortgage-backed securities	45,531	2,170	-	-	47,701
Commercial mortgage-backed securities	18,566	114	(2,600)	-	16,080
Foreign government & agency securities	728	39	(7)	-	760
U.S. treasury and agency securities	38,063	1,156	(88)	-	39,131
Total non-corporate securities	103,854	3,521	(2,714)	-	104,661

Corporate securities	1,017,570	86,026	(18,993)	(13,748)	1,070,855

Total available-for-sale fixed maturity securities	$ 1,121,424	$ 89,547	$ (21,707)	$ (13,748)	$ 1,175,516

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$ 658,864	$ 6,766	$ (198,367)	$ 467,263
Collateralized mortgage obligations	-	-	-	-
Residential mortgage-backed securities	1,437,147	13,051	(409,307)	1,040,891
Commercial mortgage-backed securities	972,971	23,199	(357,241)	638,929
Foreign government & agency securities	76,971	6,277	-	83,248
U.S. treasury and agency securities	525,758	14,122	(2,350)	537,530
Total non-corporate securities	3,671,711	63,415	(967,265)	2,767,861

Corporate securities	8,371,250	300,777	(309,366)	8,362,661

Total trading fixed maturity securities	$ 12,042,961	$ 364,192	$(1,276,631)	$11,130,522

(1) Represents the before tax non-credit OTTI loss recorded as a component of AOCI for assets still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturity Securities (continued)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments held at March 31, 2010 are shown below (in 000’s).  Actual maturities may differ from contractual maturities on structured securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 5,472	$ 5,511
Due after one year through five years	361,355	421,588
Due after five years through ten years	105,208	119,323
Due after ten years	569,387	558,412
Subtotal – Maturities of available-for-sale fixed securities	1,041,422	1,104,834
ABS, RMBS and CMBS securities(1)	61,259	61,128
Total available-for-sale fixed securities	$ 1,102,681	$ 1,165,962

Maturities of trading fixed securities:
Due in one year or less	$ 639,772	$ 652,434
Due after one year through five years	5,137,661	5,295,782
Due after five years through ten years	2,417,190	2,495,350
Due after ten years	1,448,275	1,381,167
Subtotal – Maturities of trading fixed securities	9,642,898	9,824,733
ABS, RMBS and CMBS securities(1)	2,955,550	2,131,858
Total trading fixed securities	$ 12,598,448	$ 11,956,591
(1)	ABS, RMBS and CMBS securities are shown separately in the table as they are not due at a single maturity date.

Gross gains of $21.1 million and gross losses of $19.3 million were realized on the sale of available-for-sale fixed maturity securities for the three-month period ended March 31, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Unrealized Losses

The following table shows the fair value and gross unrealized losses, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI, of the Company’s available-for-sale fixed maturity investments, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at March 31, 2010 (in 000’s).

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	$ 29	$ (16)	$ -	$ -	$ 29	$ (16)
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	3,969	(2,977)	-	-	3,969	(2,977)
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions	217	(2)	-	-	217	(2)
U.S. treasury and agency securities	-	-	16,800	(232)	16,800	(232)
Total non-corporate securities	4,215	(2,995)	16,800	(232)	21,015	(3,227)

Corporate securities	179,794	(22,838)	105,648	(2,308)	285,442	(25,146)

Total	$184,009	$(25,833)	$122,448	$ (2,540)	$306,457	$ (28,373)

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at December 31, 2009 (in 000’s).

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	$ -	$ -	$ 37	$ (19)	$ 37	$ (19)
Commercial mortgage-backed securities	499	(1)	6,597	(2,599)	7,096	(2,600)
Foreign government & agency securities	-	-	212	(7)	212	(7)
U.S. treasury and agency securities	16,942	(88)	-	-	16,942	(88)
Total non-corporate securities	17,441	(89)	6,846	(2,625)	24,287	(2,714)

Corporate securities	83,967	(6,208)	183,430	(26,533)	267,397	(32,741)

Total	$ 101,408	$ (6,297)	$ 190,276	$ (29,158)	$ 291,684	$ (35,455)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment

The Company presents and discloses OTTI in accordance with FASB ASC Topic 320, “Investment-Debt and Equity Securities,” beginning on April 1, 2009.  Securities whose fair value is less than their carrying amount are considered to be impaired and are evaluated for potential other-than-temporary impairment.  If the Company intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporarily impaired and the Company records a charge to earnings for the full amount of impairment based on the difference between the current carrying amount and fair value of the security.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories: credit loss and non-credit loss.  The credit loss portion is charged to net realized investment losses in the condensed consolidated statements of operations, while the non-credit loss is charged to other comprehensive income (loss).  When an unrealized loss on an available-for-sale fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings.

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

Structured securities, those rated single A or below in particular, are subject to certain provisions in FASB ASC Topic 325 “Investments–Other.”  These provisions require the Company to periodically update its best estimate of cash flows over the life of the security.  In the event that fair value is less than carrying amount and there has been an adverse change in the expected cash flows (as measured by comparing the original expected cash flows to the current expectation of cash flows, both discounted at the current effective rate), then an impairment charge is recorded to income.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third parties, along with assumptions and judgments about the future performance of the underlying collateral.  Losses incurred on the respective portfolios are based on expected loss models, not incurred loss models.  Expected cash flows include assumptions about key systematic risks and loan-specific information.

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

The Company recorded credit OTTI losses in its condensed consolidated statement of operations totaling $0.9 million for the three-month period ended March 31, 2010 for OTTI on its available-for-sale fixed maturity securities.  The $0.9 million credit loss OTTI recorded during the three-month period ended March 31, 2010 was concentrated in corporate debt of financial institutions.  These impairments were driven primarily by adverse financial conditions of the issuers.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities, for which a portion of the OTTI was also recognized in other comprehensive income.

Three-month Period Ended March 31, 2010 (in 000’s)

Beginning balance, at January 1, 2010	$ 9,148
Add: Credit losses remaining in accumulated deficit related to the adoption of FASB ASC Topic 320	-
Add: Credit losses on OTTI not previously recognized	885
Less: Credit losses on securities sold	(968)
Less: Credit losses on securities impaired due to intent to sell	-
Add: Credit losses on previously impaired securities	-
Less: Increases in cash flows expected on previously impaired securities	(1,089)
Ending balance, at March 31, 2010	$ 7,976

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

Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flow payments at pre-determined intervals and are based upon or calculated by reference to changes in specified interest rates (fixed or floating), foreign currency exchange rates, or prices on an underlying principal balance (notional).  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency exchange swaps.  A single net payment is usually made by one counterparty at pre-determined dates. The net payment is recorded as a component of net derivative (loss) income in the condensed consolidated statement of operations.

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

Futures

Futures contracts, both long and short, are entered into for purposes of hedging liabilities on fixed index and domestic variable annuity products with GMDB and guaranteed minimum living benefit features, with cash flows based on changes in equity indices.  Certain futures are also utilized to hedge interest rate risk associated with these products.  On the trade date, an initial cash margin is exchanged.  Daily cash is exchanged to settle the daily variation margin.

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Embedded Derivatives

The Company performs a quarterly analysis of its new contracts, agreements and financial instruments for embedded derivatives.  No embedded derivatives require bifurcation from financial assets.  However, the Company issues certain annuity contracts and enters into reinsurance agreements that contain a derivative instrument that is embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or reinsurance agreement) and is carried at fair value.  See Note 7 for further information regarding derivatives embedded in reinsurance contracts; see Note 10 for further information regarding derivatives embedded in annuity contracts.

The following is a summary of the Company’s derivative positions at:

	At March 31, 2010		At December 31, 2009
	Number of	Principal Notional	Number of	Principal Notional
	Contracts	Contracts	Contracts	Contracts

Interest rate swaps	88	$ 8,584,000	102	$ 8,883,000
Currency swaps	11	352,591	10	351,740
Credit default swaps	1	55,000	1	55,000
Equity swaps	2	4,908	2	4,908
Swaptions	3	850,000	5	1,150,000
Futures (1)	(17,578)	2,494,972	(13,811)	2,378,216
Index call options	8,515	1,520,255	7,345	1,313,381
Index put options	4,100	383,057	7,100	682,499
Total		$ 14,244,783		$ 14,818,744
(1)  Amount represents the Company’s short position

Since December 31, 2008, short future positions have been added to hedge against potential adverse movements in the stock market as the U.S. economy continues to recover.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

With the exception of embedded derivatives, all derivatives are carried at fair value in derivative instruments – receivable or derivative instruments – payable in the Company’s condensed consolidated balance sheets.  Embedded derivatives related to reinsurance agreements and annuity contracts are carried at fair value in contractholder deposit funds and other policy liabilities in the Company’s condensed consolidated balance sheets.  The following is a summary of the Company’s derivative asset and liability positions by primary risk exposure (in 000’s).

	At March 31, 2010		At December 31, 2009
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Fair Value (a)	Fair Value (a)	Fair Value (a)	Fair Value (a)

Interest rate contracts	$ 136,611	$ 511,140	$ 130,178	$ 532,401
Foreign currency contracts	34,462	2,505	56,032	905
Equity contracts	55,701	-	58,692	-
Credit contracts	-	34,612	-	34,349
Futures (b)	8,724	1,166	14,325	5,255
Derivative instruments	235,498	549,423	259,227	572,910
Embedded derivatives (c)	209	321,432	11,308	417,764
Total	$ 235,707	$ 870,855	$ 270,535	$ 990,674

(a)	Amounts are presented without consideration of cross-transaction netting and collateral.
(b)	Futures include both interest rate and equity price risks.
(c)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

All realized and unrealized derivative gains and losses are recorded in net derivative (loss) income included in the Company’s condensed consolidated statements of operations.  The following is a summary of the Company’s realized and unrealized gains and losses by derivative type for the three-month periods ended March 31, (in 000’s):

	2010	2009

Interest rate contracts	$ (42,444)	$ 67,966
Foreign currency contracts	(3,459)	4,662
Equity contracts	(5,229)	7,706
Credit contracts	(263)	2,923
Futures	(71,775)	38,250
Embedded derivatives	81,720	8,339
Net derivative (loss) income from continuing operations	$ (41,450)	$ 129,846
Net derivative income from discontinued operations	$ -	$ 13,453

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, contractual requirements for transacting with counterparties and collateral support agreements, and limitations on counterparty concentrations.  Exposures by counterparty are monitored closely, as well as counterparty credit ratings.  All contracts are held with counterparties rated A- or higher.  As of March 31, 2010, the Company’s liability positions were linked to a total of 14 counterparties, of which the largest single unaffiliated counterparty payable had credit exposure of $76.4 million to the Company.  As of March 31, 2010, the Company’s net asset positions were linked to a total of 18 counterparties, of which the largest single unaffiliated counterparty receivable had credit exposure of $109.1 million.

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

Credit-related triggers include failure to pay or deliver on an obligation past certain grace periods, bankruptcy or the downgrade of credit ratings to below a stipulated level.  These triggers apply to both the Company and its counterparty.  The aggregate value of all derivative instruments with credit risk-related contingent features that were in a liability position at March 31, 2010 was approximately $549.4 million.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its liability positions, offset by the value of previously pledged collateral and cross-transaction netting.  If payments cannot be exchanged simultaneously at early termination, funds will also be held in escrow to facilitate settlement.  If an early termination was triggered on March 31, 2010, the Company would be expected to settle a net obligation of approximately $130.0 million.

If counterparties are unable to meet accelerated payment obligations, the Company may also be exposed to uncollectible asset positions, offset by the value of collateral that has been posted with the Company.

At March 31, 2010, the Company had collateral of $247.8 million pledged to counterparties, including a combination of cash and U.S. treasury securities and other collateral. The Company was holding cash collateral posted by counterparties of $64.2 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825 “Financial Instruments” excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements.  The fair value amounts presented herein do not include the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items.  Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value to the Company.  Likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments (in 000’s) at:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturity securities	$ 13,122,553	$ 13,122,553	$ 12,306,038	$ 12,306,038
Mortgage loans	1,899,847	1,944,419	1,911,961	1,937,199
Derivative instruments -receivable	235,498	235,498	259,227	259,277
Policy loans	710,292	830,324	722,590	837,029
Other invested assets	871	871	20,448	20,448
Short-term investments	2,051,747	2,051,747	1,267,311	1,267,311
Cash and cash equivalents	733,097	733,097	1,804,208	1,804,208
Separate account assets	24,269,106	24,269,106	23,326,323	23,326,323

Financial liabilities:
Contractholder deposit funds and other policy liabilities	13,819,157	13,611,998	14,104,892	13,745,774
Debt payable to affiliates	883,000	883,000	883,000	883,000
Derivative instruments - payable	549,423	549,423	572,910	572,910
Other liabilities	42,251	42,251	60,037	60,037
Separate account liabilities	24,269,106	24,269,106	23,326,323	23,326,323

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

Structured securities, such as CMBS, RMBS and ABS, are priced using a fair value model or independent broker quotations.  CMBS securities are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  RMBS and ABS are priced using models and independent broker quotations.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, RMBS and CMBS.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

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

Derivative instruments, receivables and payables: The fair values of swaps are based on current settlement values, dealer quotes and market prices.  Fair values for options and futures are also based on dealer quotes and market prices.  The Company also uses credit valuation adjustments (“CVAs”) to properly reflect the component of fair value of certain derivative instruments that arises from default risk.  CVAs are based on a methodology that uses credit default swap spreads as a key input in determining an implied level of expected loss over the total life of the derivative contact. The counterparty or the Company’s credit spreads from bond yields are used where no observable credit default swap spreads are available.  CVAs are intended to achieve a fair value of the underlying contracts and are normally based on publicly available information. The CVAs also takes into account contractual factors designed to reduce the Company’s credit exposure to each counterparty, such as collateral and legal rights of offset.

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

Contractholder deposit funds and other policy liabilities: The fair values of the Company’s general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.  The fair values of other deposits with future maturity dates are estimated using discounted cash flows.  The fair values of S&P 500 Index and other equity-linked embedded derivatives are produced using standard derivative valuation techniques.  Guaranteed minimum accumulation benefit (“GMAB”) or guaranteed minimum withdrawal benefit (“GMWB”) are considered to be derivatives under FASB ASC Topic 815 and are included in contractholder deposit funds and other policy liabilities in the Company’s condensed consolidated balance sheets.  Consistent with the provisions of FASB ASC Topic 820, the Company incorporates risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.

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

Wealth Management Segment

The Wealth Management Segment manages a closed block of single premium whole life (“SPWL”) insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion at March 31, 2010 and December 31, 2009, respectively.  This entire block of business is reinsured on a funds withheld basis with SLOC, an affiliate.  Pursuant to this reinsurance agreement, the Company held the following assets and liabilities (in thousands) at:

	March 31,	December 31,
	2010	2009
Assets Reinsurance receivable	$1,497,205	$1,540,697

Liabilities Contractholder deposit funds and other policy liabilities	1,488,154	1,493,145
Future contract and policy benefits	2,104	2,104
Reinsurance payable	1,572,374	1,603,711

The funds withheld assets of $1.6 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively, are comprised of bonds, mortgage loans, policy loans, derivative instruments, and cash and cash equivalents that are managed by the Company.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The change in value of this embedded derivative decreased derivative income by $10.4 million and $0.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.

By reinsuring the SPWL product, the Company reduced net investment income by $17.6 million and $27.2 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The Company also reduced interest credited by $17.5 million and $19.0 million for the three-month periods ended March 31, 2010 and 2009, respectively.  In addition, the Company increased net investment income relating to an experience rate refund under the reinsurance agreement by $3.1 million and $0.7 million for the three-month periods ended March 31, 2010 and 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. REINSURANCE (CONTINUED)

Individual Protection Segment

The following are the Company’s significant reinsurance agreements that impact the Individual Protection Segment:

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with BarbCo 3, an affiliate, to cede all of the risks associated with certain corporate and bank-owned variable universal life and private placement variable universal life businesses on a combination coinsurance, coinsurance with funds withheld and a modified coinsurance basis.  The reinsurance agreement covered in-force policies on the effective date and new sales through December 31, 2009.

Effective January 1, 2010, the Company and BarbCo3 amended the agreement to include coverage of certain corporate and bank-owned variable universal life and private placement variable universal life insurance cases sold between January 1, 2010 and March 31, 2010, inclusive.

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

	March 31,	December 31,
	2010	2009
Assets Reinsurance receivable	$436,504	$422,486

Liabilities Contractholder deposit funds and other policy liabilities	475,938	466,899
Reinsurance payable	438,298	430,528

At March 31, 2010 and December 31, 2009, reinsurance payable includes a funds withheld liability of $321.5 million and $307.8 million, respectively, and a deferred gain of $116.8 million and $118.9 million, respectively.  The funds withheld assets are comprised of bonds, policy loans, and cash and cash equivalents that are managed by the Company.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  At March 31, 2010 and December 31, 2009, the fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $29.0 million and $26.3 million, respectively.  The change in fair value of the embedded derivative resulted in a (decrease) increase of derivative income by $(2.7) million and $3.3 million for the three-month periods ended March 31, 2010 and 2009, respectively.  During the three-month periods ended March 31, 2010 and 2009, the reinsurance agreement resulted in revenues decreasing by $8.4 million and $8.1 million, respectively, and in expenses decreasing by $10.3 million and $9.3 million, respectively.

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

	March 31,	December 31,
	2010	2009
Assets Reinsurance receivable	$117,224	$103,802

Liabilities Contractholder deposit funds and other policy liabilities	96,111	84,606
Future contract and policy benefits	10,870	10,518
Reinsurance payable	194,049	182,000

Reinsurance payable to affiliate includes a funds withheld liability of $142.6 million and $128.4 million at March 31, 2010 and December 31, 2009, respectively; and a deferred gain of $50.8 million and $50.3 million at March 31, 2010 and December 31, 2009, respectively.  The funds withheld assets comprised of trading fixed maturity securities and mortgage loans are being managed by the Company.  The coinsurance treaty with funds withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative increased (decreased) contractholder deposit funds and other policy liabilities by $0.8 million and $(0.7) million at March 31, 2010 and December 31, 2009, respectively.  The change in fair value of this embedded derivative (decreased) increased derivative income by $(1.4) million and $1.5 million for the three-month periods ended March 31, 2010 and 2009, respectively.

The reinsurance agreement between SLOC and SLNY decreased revenues by approximately $7.0 million and $2.3 million for the three-month periods ended March 31, 2010 and 2009, respectively.  This agreement also decreased benefits and expenses by approximately $4.6 million and $5.3 million for the three-month periods ended March 31, 2010 and 2009, respectively.

The Company has other reinsurance agreements with SLOC and several unrelated companies, which provide reinsurance for portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank-owned life insurance (“BOLI”) and corporate-owned life insurance (“COLI”) policies.  These amounts are reinsured on a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements have decreased revenues by approximately $39.0 million and $43.1 million for the three-month periods ended March 31, 2010 and 2009, respectively.  These agreements have also decreased expenses by approximately $41.6 million and $30.0 million for the three-month periods ended March 31, 2010 and 2009, respectively.

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

SLNY has a reinsurance agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At March 31, 2010 and December 31, 2009, SLNY held policyholder liabilities related to this agreement of $28.8 million and $30.3 million, respectively.  In addition, the reinsurance agreement increased revenues by $12.4 million and $14.0 million for the three-month periods ended March 31, 2010 and 2009, respectively.  This agreement also increased benefits and expenses by $10.6 million and $10.7 million for the three-month periods ended March 31, 2010 and 2009, respectively.

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the three-month periods ended March 31, 2010 and 2009, the Company recorded benefits of $4.1 million, respectively, related to the separate account DRD.

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

9.  RETIREMENT PLANS

Effective December 31, 2009, the Company transferred all of its employees to an affiliate, Sun Life Services, with the exception of 28 employees who were transferred to SLFD, another affiliate.  As a result of this transaction, the Company transferred pension and other employee benefit liabilities, accumulated other comprehensive losses related to pension and other postretirement plans, and cash to Sun Life Services.  Concurrent with this transaction, Sun Life Services became the sponsor of the retirement plans described below.  The employee transfer did not change the provisions of the related retirement plans.  The annual cost to the Company of these benefits is allocated by Sun Life Services and charged back to the Company as part of the employers’ portion of salaries and benefits.  The expenses are allocated based in a manner consistent with the allocation of employee compensation expenses.

Prior to the December 31, 2009 employee transfer, the Company sponsored the staff qualified pension plan and the staff nonqualified pension plan (collectively, the “Pension Plans”) for its employees and certain affiliated employees.  Expenses related to the Pension Plans were allocated to participating companies in a manner consistent with the allocation of employee compensation expenses.

Prior to the December 31, 2009 employee transfer, the Company sponsored a postretirement benefit plan for its employees and certain affiliated employees providing certain health, dental and life insurance benefits for retired employees and dependents (the “Other Benefit Plan”).  Expenses were allocated to participating companies based on the number of participants.

For the three-month period ended March 31, 2010, expenses of $0.8 million and $1.1 million were allocated by Sun Life Services to the Company for the Pension Plans and Other Benefit Plan, respectively.

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at March 31, 2010 (in 000’s, except for age data):

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum death	$ 17,830,243	$ 2,197,992	66.9
Minimum income	$ 195,707	$ 74,466	61.6
Minimum accumulation or withdrawal	$ 9,769,021	$ 149,539	63.8

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2009:

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum death	$ 16,947,362	$ 2,459,360	66.2
Minimum income	$ 194,780	$ 84,591	61.5
Minimum accumulation or withdrawal	$ 8,866,525	$ 212,371	63.0
1 Net amount at risk represents the difference between guaranteed benefits and account balance.

The following roll-forward summarizes the change in reserves for the Company’s guaranteed minimum death and income benefits at March 31, 2010 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2009	$ 96,267	$ 10,058	$ 106,325

Benefit ratio change / Assumption changes	(7,222)	(400)	(7,622)
Incurred guaranteed benefits	2,086	360	2,446
Paid guaranteed benefits	(7,134)	(1,296)	(8,430)
Interest	6,768	178	6,946

Balance at March 31, 2010	$ 90,765	$ 8,900	$ 99,665

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserves for the Company’s guaranteed minimum death and income benefits at March 31, 2009 (in 000’s):

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

GMABs and GMWBs are considered to be derivatives under FASB ASC Topic 815 and are recorded at fair value through earnings.  The Company incorporates actively-managed volatility adjustments, a credit standing adjustment, and a behavior risk margin in its calculation of the embedded derivative.  The net balance of GMABs and GMWBs constituted a liability in the amount of $152.6 million and $250.5 million at March 31, 2010 and December 31, 2009, respectively.  The Company records GMAB and GMWB liabilities in its condensed consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.

11. GOODWILL

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

The Company’s net deferred tax asset at March 31, 2010 was comprised of gross deferred tax assets and gross deferred tax liabilities.  The gross deferred tax assets are primarily related to unrealized investment security losses, actuarial liabilities and net operating loss (“NOL”) carryforwards, as well as capital loss carryforwards.  If unutilized, the NOL carryforwards and a majority of the capital loss carryforwards will begin to expire in 2023 and 2014, respectively.  The Company’s net deferred tax asset was $492.1 million and $549.8 million at March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010, no valuation allowance has been recorded against deferred tax assets for investment losses, because the Company believes that it is more likely than not that the deferred tax assets related to the impairment losses will be realized due to tax planning strategies related to certain mortgage-backed securities, the Company’s intent and ability to hold the related investment securities to maturity, and other tax planning strategies. For the remaining unrealized investment losses, the Company believes that it is more likely than not that the related deferred tax assets will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of amortized cost.

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

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

In the following presentation of condensed consolidating financial statements, the term “SLUS as Parent” is used to denote the Company as a stand alone entity, isolated from its subsidiaries, and the term “Other Subs” is used to denote the Company's other subsidiaries, with the exception of SLNY.  All condensed consolidating financial statements are presented in thousands.

Condensed Consolidating Statements of Operations
For the three-month period ended March 31, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$5,091	$29,973	$-	$-	$35,064
Net investment income (1)	404,410	38,299	1,120	-	443,829
Net derivative (loss) income	(47,949)	6,499	-	-	(41,450)
Net realized investment gains, excluding impairment losses on available-for-sale securities	4,370	396	399	-	5,165
Other-than-temporary impairment losses	(735)	(150)	-	-	(885)
Fee and other income	108,717	5,007	2,029	-	115,753

Total revenues	473,904	80,024	3,548	-	557,476

Benefits and Expenses

Interest credited	76,656	12,533	194	-	89,383
Interest expense	17,112	(15)	-	-	17,097
Policyowner benefits	10,586	23,984	33	-	34,603
Amortization of DAC, VOBA and VOCRA	135,321	36,388	-	-	171,709
Other operating expenses	69,986	8,982	1,942	-	80,910

Total benefits and expenses	309,661	81,872	2,169	-	393,702

Income (loss) before income tax expense (benefit)	164,243	(1,848)	1,379	-	163,774

Income tax expense (benefit)	52,485	(783)	421	-	52,123
Equity in the net loss of subsidiaries	(107)	-	-	107	-

Net income (loss)	$111,651	$(1,065)	$958	$107	$111,651

 (1)SLUS’, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $253.3 million, $17.1 million and $0.0 million, respectively, for the three-month period ended March 31, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended March 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$1,513	$31,027	$-	$-	$32,540
Net investment income (1)	125,567	16,796	1,294	-	143,657
Net derivative income	129,250	596	-	-	129,846
Net realized investment (losses) gains, excluding impairment losses on available-for-sale securities	(1,946)	(1)	50	-	(1,897)
Other-than-temporary impairment losses	-	-	-	-	-
Fee and other income	76,114	(987)	1,074	-	76,201

Total revenues	330,498	47,431	2,418	-	380,347

Benefits and Expenses

Interest credited	100,107	12,212	465	-	112,784
Interest expense	11,278	802	-	-	12,080
Policyowner benefits	82,554	19,088	345	-	101,987
Amortization of DAC, VOBA and VOCRA	(96,718)	(10,706)	-	-	(107,424)
Other operating expenses	36,358	9,802	781	-	46,941

Total benefits and expenses	133,579	31,198	1,591	-	166,368

Income from continuing operations before income tax expense	196,919	16,233	827	-	213,979

Income tax expense	68,394	3,958	351	-	72,703
Equity in the net loss of subsidiaries	(78,911)	-	-	78,911	-

Net income from continuing operations	49,614	12,275	476	78,911	141,276

Loss from discontinued operations, net of tax	-	-	(91,662)	-	(91,662)

Net income (loss)	$49,614	$12,275	$(91,186)	$78,911	$49,614

(1)SLUS’, SLNY’s and Other Subs’ net investment income includes a decrease in market value of trading fixed maturity securities of $28.7 million, $1.2 million and $0.0 million, respectively, for the three-month period ended March 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at March 31, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value	$915,326	$199,732	$50,904	$-		$1,165,962
Trading fixed maturity securities at fair value	10,483,115	1,473,476	-	-		11,956,591
Investment in subsidiaries	534,900	-	-	(534,900)		-
Mortgage loans	1,695,133	176,944	27,770			1,899,847
Derivative instruments – receivable	235,498	-	-	-		235,498
Limited partnerships	45,886	-	-	-		45,886
Real estate	159,048	-	45,288	-		204,336
Policy loans	688,247	925	21,120	-		710,292
Other invested assets	26,335	71	-	-		26,406
Short-term investments	1,959,755	89,992	2,000	-		2,051,747
Cash and cash equivalents	645,213	75,844	12,040	-		733,097
Total investments and cash	17,388,456	2,016,984	159,122	(534,900)		19,029,662

Accrued investment income	197,646	18,736	1,664	-		218,046
Deferred policy acquisition costs	1,909,023	156,539	-	-		2,065,562
Value of business and customer renewals acquired	165,131	5,469	-	-		170,600
Net deferred tax asset	481,794	5,982	4,286	-		492,062
Goodwill	-	7,299	-	-		7,299
Receivable for investments sold	14,001	12	23	-		14,036
Reinsurance receivable	2,216,985	143,760	38	-		2,360,783
Other assets	99,876	44,816	800	-		145,492
Separate account assets	23,155,439	1,072,781	40,886	-		24,269,106

Total assets	$45,628,351	$3,472,378	$206,819	$(534,900)		$48,772,648

LIABILITIES

Contractholder deposit funds and other policy liabilities	$14,833,319	$1,601,666	$24,763	$-		$16,459,748
Future contract and policy benefits	695,875	99,017	207	-		795,099
Payable for investments purchased	87,744	5,030	-	-		92,774
Accrued expenses	48,724	10,850	263	-		59,837
Debt payable to affiliates	883,000	-	-	-		883,000
Reinsurance payable	2,017,680	217,551	36	-		2,235,267
Derivative instruments – payable	549,423	-	-	-		549,423
Other liabilities	232,987	45,737	25,510	-		304,234
Separate account liabilities	23,155,439	1,072,781	40,886	-		24,269,106

Total liabilities	$42,504,191	$3,052,632	$91,665	$-	$ ,488	45,648,488

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)		$6,437
Additional paid-in capital	3,927,845	389,963	93,507	(483,470)		3,927,845
Accumulated other comprehensive income (loss)	41,133	(1,968)	976	992		41,133
(Accumulated deficit) retained earnings	(851,255)	29,651	18,129	(47,780)		(851,255)

Total stockholder’s equity	3,124,160	419,746	115,154	(534,900)		3,124,160

Total liabilities and stockholder’s equity	$45,628,351	$3,472,378	$206,819	$(534,900)		$48,772,648

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at December 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value	$959,156	$164,158	$52,202	$-	$1,175,516
Trading fixed maturity securities at fair value	9,724,195	1,406,327	-	-	11,130,522
Investment in subsidiaries	518,560	-	-	(518,560)	-
Mortgage loans	1,736,358	161,498	14,105	-	1,911,961
Derivative instruments – receivable	259,227	-	-	-	259,227
Limited partnerships	51,656	-	-	-	51,656
Real estate	158,170	-	44,107	-	202,277
Policy loans	700,974	270	21,346	-	722,590
Other invested assets	46,410	542	469	-	47,421
Short-term investments	1,208,320	58,991	-	-	1,267,311
Cash and cash equivalents	1,616,991	175,322	11,895	-	1,804,208
Total investments and cash	16,980,017	1,967,108	144,124	(518,560)	18,572,689

Accrued investment income	211,725	17,051	1,815	-	230,591
Deferred policy acquisition costs	1,989,676	183,966	-	-	2,173,642
Value of business and customer renewals acquired	163,079	5,766	-	-	168,845
Net deferred tax asset	539,323	5,830	4,611	-	549,764
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	11,969	642	-	-	12,611
Reinsurance receivable	2,232,651	117,460	96	-	2,350,207
Other assets	114,177	69,161	1,975	(1,350)	183,963
Separate account assets	22,293,989	989,939	42,395	-	23,326,323

Total assets	$44,536,606	$3,364,222	$195,016	$(519,910)	$47,575,934

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,078,201	$1,605,038	$26,350	$-	$16,709,589
Future contract and policy benefits	716,176	99,255	207	-	815,638
Payable for investments purchased	87,554	577	-	-	88,131
Accrued expenses and taxes	51,605	10,202	1,446	(1,350)	61,903
Debt payable to affiliates	883,000	-	-	-	883,000
Reinsurance payable	2,040,864	190,863	37	-	2,231,764
Derivative instruments – payable	572,910	-	-	-	572,910
Other liabilities	205,855	48,608	25,761	-	280,224
Separate account liabilities	22,293,989	989,939	42,395	-	23,326,323

Total liabilities	$41,930,154	$2,944,482	$96,196	$(1,350)	$44,969,482

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,527,677	389,963	78,409	(468,372)	3,527,677
Accumulated other comprehensive income (loss)	35,244	(3,039)	701	2,338	35,244
(Accumulated deficit) retained earnings	(962,906)	30,716	17,168	(47,884)	(962,906)

Total stockholder’s equity	2,606,452	419,740	98,820	(518,560)	2,606,452

Total liabilities and stockholder’s equity	$44,536,606	$3,364,222	$195,016	$(519,910)	$47,575,934

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the three-month period ended March 31, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income (loss)	$111,651	$(1,065)	$958	$107	$111,651
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investments	1,873	552	162	-	2,587
Amortization of DAC, VOBA and VOCRA	135,321	36,388	-	-	171,709
Depreciation and amortization	925	78	211	-	1,214
Net losses (gains) on derivatives	12,620	(6,499)	-	-	6,121
Net realized gains and OTTI credit losses on available-for-sale investments	(3,635)	(246)	(399)	-	(4,280)
Net increase in fair value of trading investments	(253,291)	(17,144)	-	-	(270,435)
Net realized losses (gains) on trading investments	37,752	(3,825)	-	-	33,927
Undistributed loss in private equity limited partnerships	1,631	-	-	-	1,631
Interest credited to contractholder deposits	76,656	12,533	194	-	89,383
Equity in net loss of subsidiaries	107	-	-	(107)	-
Deferred federal income taxes	55,083	(729)	177	-	54,531
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(49,149)	(6,990)	-	-	(56,139)
Accrued investment income	14,079	(1,685)	151	-	12,545
Net change in reinsurance receivable/payable	27,338	1,473	57	-	28,868
Future contract and policy benefits	(20,301)	(238)	-	-	(20,539)
Other, net	55,946	25,560	(278)	-	81,228

Net cash provided by operating activities	204,606	38,163	1,233	-	244,002

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	59,278	8,902	2,312	-	70,492
Trading fixed maturity securities	561,184	176,441	-	-	737,625
Mortgage loans	37,645	2,444	71	(15,064)	25,096
Real estate	-	1,000	-	(1,000)	-
Other invested assets	(65,565)	502	502	-	(64,561)
Purchases of:
Available-for-sale fixed maturity securities	(3,501)	(42,645)	(253)	-	(46,399)
Trading fixed maturity securities	(1,114,393)	(218,072)	-	-	(1,332,465)
Mortgage loans	3,409	(18,840)	(15,064)	15,064	(15,431)
Real estate	(1,685)	-	(219)	1,000	(904)
Other invested assets	(16,616)	-	-	-	(16,616)
Net change in policy loans	12,727	(655)	226	-	12,298
Net change in short-term investments	(751,435)	(31,001)	(2,000)	-	(784,436)

Net cash used in investing activities	$(1,278,952)	$(121,924)	$(14,425)	$-	$(1,415,301)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the three-month period ended March 31, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$284,686	$43,929	$-	$-	$328,615
Withdrawals from contractholder deposit funds	(552,936)	(56,094)	(1,780)	-	(610,810)
Additional capital contributed to subsidiaries	(15,097)	-	-	15,097	-
Capital contribution from Parent	400,000	-	15,097	(15,097)	400,000
Other, net	(14,085)	(3,552)	20	-	(17,617)

Net cash provided by (used in) financing activities	102,568	(15,717)	13,337	-	100,188

Net change in cash and cash equivalents	(971,778)	(99,478)	145	-	(1,071,111)

Cash and cash equivalents, beginning of period	1,616,991	175,322	11,895	-	1,804,208

Cash and cash equivalents, end of period	$645,213	$75,844	$12,040	$-	$733,097

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the three-month period ended March 31, 2009
	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income (loss)	$49,614	$12,275	$(91,186)	$78,911	$49,614
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	8,934	146	6	-	9,086
Amortization of DAC, VOBA and VOCRA	(96,718)	(10,706)	-	-	(107,424)
Depreciation and amortization	1,457	78	215	-	1,750
Net (gains) losses on derivatives	(172,068)	(596)	3	-	(172,661)
Net realized losses (gains) on available-for-sale investments	1,946	1	(50)	-	1,897
Net decrease in fair value of trading investments	28,698	1,182	-	-	29,880
Net realized losses on trading investments	44,848	49	-	-	44,897
Undistributed income in private equity limited partnerships	(1,481)	-	-	-	(1,481)
Interest credited to contractholder deposits	100,107	12,212	465	-	112,784
Equity in net loss of Subsidiaries	78,911	-	-	(78,911)	-
Deferred federal income taxes	71,915	4,999	112	-	77,026
Equity in net income of subsidiaries	-	-	-	-	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(78,536)	(9,581)	(1)	-	(88,118)
Accrued investment income	31,885	1,194	77	-	33,156
Net reinsurance receivable/payable	44,162	(6,055)	163	-	38,270
Future contract and policy benefits	29,745	1,144	-	-	30,889
Other, net	(704)	(141,216)	111	-	(141,809)
Adjustment related to discontinued operations	-	-	219,553	-	219,553

Net cash provided by (used in) operating activities	142,715	(134,874)	129,468	-	137,309

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	9,570	60	85	-	9,715
Trading fixed maturity securities	170,164	28,748	14,594	-	213,506
Mortgage loans	59,542	2,640	-	-	62,182
Other invested assets	206,907	1,595	-	-	208,502
Purchases of:				-
Available-for-sale fixed maturity securities	(925)	-	-	-	(925)
Trading fixed maturity securities	(19,163)	-	(552)	-	(19,715)
Mortgage loans	(26,113)	-	(5,533)	-	(31,646)
Real estate	(399)	-	(15)	-	(414)
Other invested assets	(14,925)	(15)	-	-	(14,940)
Net change in other investments	(59,107)	(1,903)	-	-	(61,010)
Net change in policy loans	3,711	3	670	-	4,384
Net change in short-term investments	(428,582)	(15,015)	10,700	-	(432,897)

Net cash (used in) provided by investing activities	$(99,320)	$16,113	$19,949	$-	$(63,258)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
Condensed Consolidating Statements of Cash Flow (continued)
For the three-month period ended March 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$620,364	$106,564	$13,470	$-	$740,398
Withdrawals from contractholder deposit funds	(651,886)	(66,169)	(2,144)	-	(720,199)
Additional capital contributed to subsidiaries	(45,551)	-	-	45,551	-
Capital contribution from Parent	623,652	-	45,551	(45,551)	623,652
Debt proceeds	-	-	50,000	-	50,000
Other, net	(18,280)	(4,325)	-	-	(22,605)
				-
Net cash provided by financing activities	528,299	36,070	106,877	-	671,246

Net change in cash and cash equivalents	571,694	(82,691)	256,294	-	745,297

Cash and cash equivalents, beginning of period	733,518	261,989	29,161	-	1,024,668

Cash and cash equivalents, end of period	$1,305,212	$179,298	$285,455	$-	$1,769,965

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) (the “Company”), elects to omit the Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Consolidated Statements of Operations between the three-month periods ended March 31, 2010 and March 31, 2009.

Cautionary Statement

This Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market and interest rate risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate, including but not limited to those set forth in Part I, Item IA, Risk Factors, in the Company's annual report on Form 10-K for the year ended December 31, 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs (“DAC”), the value of business acquired (“VOBA”), the value of customer renewals acquired (“VOCRA”), the fair value of financial instruments, policy liabilities and accruals, other-than-temporary impairments of investments, goodwill, allowance for loan loss and income taxes.  In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the Company’s critical accounting estimates, see Management’s Discussion and Analysis of Financial Position and Result of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009:

Net Income

The Company’s net income was $111.7 million and $49.6 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The significant changes are described below.

Discontinued Operations

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of the Company’s wholly-owned subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), to Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”).  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and is not included in the Company’s condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, and statement of operation for the three-month period ended March 31, 2010.  In addition, Sun Life Vermont’s net loss for the three-month period ended March 31, 2009 is separately presented as a loss from discontinued operations.  The following table provides a summary of operations of Sun Life Vermont for the three-month period ended March 31 (in 000’s):

2009

Total revenues	$(151,284)
Total benefits and expenses	(4,380)
Loss before income taxes expense	(146,904)

Net loss	$(91,662)

Continuing Operations

The significant changes in the Company’s statement of operations during the three-month period ending March 31, 2010 and 2009, respectively, excluding Sun Life Vermont are described below:

REVENUES

Total revenues were $557.5 million and $380.3 million for the three-month periods ended March 31, 2010 and 2009, respectively. The increase of $177.2 million was primarily due to the following:

Premium and annuity considerations - were $35.1 million and $32.5 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The $2.6 million change was primarily attributable to an increase in annuity considerations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Net investment income - was $443.8 million and $143.7 million for the three-month periods ended March 31, 2010 and 2009, respectively.  Investment income, excluding the mark-to-market of the trading portfolio, partnership income and ceded investment income, was $196.2 million and $201.6 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The decrease of $5.4 million during 2010, as compared to 2009, was the result of a lower average investment yield which decreased investment income by $6.4 million, offset by an increase in average invested assets, which increased investment income by $1.0 million.

The change in investment income related to the mark-to-market of the trading portfolio was $300.2 million.  The Company earned $270.3 million of investment income during the three-month period ended March 31, 2010 as compared to a $(29.9) million investment loss during the three-month period ended March 31, 2009, related to changes in the market value of the trading portfolio in the respective periods.  The market value of the Company’s trading portfolio increased during the three-month period ended March 31, 2010, due to significant tightening of credit spreads with greater improvement in market conditions.  Credit spreads widened slightly during the three-month period ended March 31, 2009, which resulted in a decrease in the market value of the Company’s trading portfolio.  The $300.2 million change in the trading portfolio was partially offset by a $4.0 million decrease in the fair value of limited partnership investments.

Investment income on funds withheld reinsurance portfolios is included as a component of net investment income in the Company’s condensed consolidated statements of operations.  The Company ceded net investment income of $21.4 million and $30.7 million for the three-month periods ended March 31, 2010 and 2009, respectively, related to the funds withheld reinsurance agreements between the Company and certain of its affiliates related to the Company’s single premium whole life (“SPWL”) and certain universal life (“UL”)  policies.

Net derivative (loss) income - was $(41.5) million and $129.8 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The Company’s realized and unrealized gains and losses by derivative type for the three-month periods ended March 31 consisted of the following (in 000’s):

	2010	2009

Interest rate contracts	$ (42,444)	$ 67,966
Foreign currency contracts	(3,459)	4,662
Equity contracts	(5,229)	7,706
Credit contracts	(263)	2,923
Futures	(71,775)	38,250
Embedded derivatives	81,720	8,339
Net derivative (loss) income	$ (41,450)	$ 129,846

The $(171.3) million change in net derivative (loss) income in the three-month period ended March 31, 2010, as compared to the same period in 2009, was primarily due to net changes in net unrealized (loss) income of $(134.7) million related to swap contracts and $(110.0) million related to futures contracts.  These changes were partially offset by a $73.4 million change in net unrealized gain related to embedded derivatives.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Net derivative (loss) income (continued)

The $(134.7) million change in net derivative (loss) income related to swap contracts, was primarily due to interest rate swaps.  Changes in the fair value of interest rate swaps result from changes in notional amounts, duration and overall swap curve.  The decrease in the fair value of interest rate swap agreements for the three-month period ended March 31, 2010, as compared to the three-month period ended March 31, 2009, was primarily a result of a change in the applicable interest rate.

The $110.0 million change in net derivative (loss) income related to futures contracts for the three-month periods ending March 31, 2010 and 2009 was primarily related to the Company’s short exposure to the change in the equity market.  During the year ended December 31, 2008, the Company added short future positions to its derivative instruments portfolio to hedge against potential adverse movements in the equity markets.

The $73.4 million increase in embedded derivative income during the three-month period ended March 31, 2010, as compared to the three-month period ended March 31, 2009, was primarily due to a decrease in the fair value liability for guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”) on certain of the Company’s variable annuity products.  The decrease in the liability for GMAB and GMWB resulted from a change in projected benefits related to improvements in the equity markets.

Net realized investment gains (losses), excluding impairment losses on available-for-sale securities - were $5.2 million and $(1.9) million for the three-month periods ended March 31, 2010 and 2009, respectively.  The $5.2 million in gains during the three-month period ended March 31, 2010 were primarily related to the sale of available-for-sale fixed maturity securities.  The $1.9 million in losses during the three-month period ended March 31, 2009 was primarily related to impairments on the Company’s mortgage loan asset.

Fees and other income – were $115.8 million and $76.2 million for the three-month periods ended March 31, 2010 and 2009, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges and rider fees combined were $88.0 million and $59.3 million for the three-month periods ended March 31, 2010 and 2009, respectively.  Variable product fees represented 1.48% and 1.25% of the average variable annuity separate account balances for the three-month periods ended March 31, 2010 and 2009, respectively.  Average separate account assets were $23.8 billion and $20.2 billion for the three-month periods ended March 31, 2010 and 2009, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, UL and variable universal life (“VUL”) policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $4.3 million and $7.1 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees and administrative service fees. Other income was $23.5 million and $9.8 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The $13.7 million increase in other income was primarily due to decreases in deferred unearned revenue and in ceded fee income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

BENEFITS AND EXPENSES

Total benefits and expenses were $393.7 million and $166.4 million for the three-month periods ended March 31, 2010 and 2009, respectively. The increase of $227.3 million was primarily due to the following:

Interest credited - to policyholders was $89.4 million and $112.8 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The decrease of $23.4 million was primarily the result of a lower average crediting rate, decreasing interest credited by $15.3 million, partially offset by higher average policyholder balances, which increased interest credited by $1.2 million.

Interest expense - was $17.1 million and $12.1 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The $5.0 million increase was primarily due to an increase in interest expense related to unrecognized tax benefits during the three-month period ended March 31, 2010, as compared to the three-month period ended March 31, 2009.

Policyowner benefits - were $34.6 million and $102.0 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The $67.4 million decrease in 2010 as compared to 2009 was primarily due to a $33.4 million decrease in reserves, a $27.9 million decrease in death benefits, a $7.1 million decrease in annuity payments and a $1.1 million decrease in other benefits partially offset by a $2.1 million increase in health benefits.  The decrease in reserves was mainly attributable to a decrease in reserves for guaranteed minimum death benefits (“GMDB”) on variable annuity products.  The decrease in GMDB reserves represents a decrease in the difference between guaranteed benefits and variable annuity account values.  Variable annuity account value increases were driven primarily by improvement in the equity markets during the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009.

Other operating expenses - were $80.9 million and $46.9 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The $34.0 million change in 2010 as compared to 2009 was primarily due to a $16.0 million increase in non-deferrable commission expense related to an increase in the sale of certain annuity products and a $7.3 million decrease in other operating expenses.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization expense was $173.5 million and $(123.2) million for the three-month periods ended March 31, 2010 and 2009, respectively.  The $296.7 million change in amortization expense during the three-month period ended March 31, 2010, as compared to the three-month period ended March 31, 2009, was attributable to a $309.0 million change in current period amortization expense and interest on the DAC asset, offset by $12.3 million decrease in expense, related to increases in estimated gross profits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Amortization of DAC (continued)

The $309.0 million increase in current period amortization expense and interest was primarily due to improvement in actual gross profits in 2010 relative to 2009.  The improvement in actual gross profits primarily related to changes in the liabilities held for guaranteed minimum benefits on certain variable annuity products and changes in the fair value of fixed maturity investments during the periods.  At March 31, 2009, DAC assets for certain fixed and fixed annuity products were capped at historical accumulated deferrals, plus interest.  The Company tests its DAC asset for loss recognition expense on a quarterly basis.  Amortization expense for the three-month periods ended March 31, 2010 and 2009 includes an expense of $14.5 million and $12.3 million, respectively, due to loss recognition expense recorded for certain annuity products.

The $12.3 million decrease in current period amortization expense related to increases in estimated gross profits was primarily driven by updates to profitability projections due to actual changes to in-force policies and assumption changes primarily related to variable annuity products.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business from the Company’s acquisition of Keyport Life Insurance Company (“Keyport”) on November 1, 2001 and at May 31, 2007, the effective date that the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”) entered into agreements with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, pursuant to which the existing and future New York issued business of SLHIC was transferred to SLNY (collectively the “SLHIC to SLNY asset transfer”).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization was $(1.8) million and $15.8 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The change was primarily due to adjustments related to a methodology change in the calculation of VOBA assets for certain fixed annuity products during the three-month period ended March 31, 2009.

Income tax expense (benefit) - was $52.1 million and $72.7 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The effective tax rates for the same periods were 31.8% and 34.0%, respectively.  The effective tax rate for the three-month period ended March 31, 2010 differs from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits.  The effective tax rate for the three-month period ended March 31, 2009 differs from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits, partially offset by an increase in the valuation allowance against deferred tax assets for investment losses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Results of Operations by Segment

The Company’s net income (loss) from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income (loss) from operations by segment, excluding Sun Life Vermont.

Wealth Management Segment

The Wealth Management Segment sells a full range of retirement-oriented insurance products that provide variable, fixed, or indexed variable returns to policyholders.  Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement.  Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a source of income in the payout period.  The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income.  This segment also markets funding agreements to both related and unrelated third parties.

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

Wealth Management Segment (continued

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

The Company issued floating rate funding agreements to its affiliates, Sun Life Financial Global Funding III, L.L.C., Sun Life Financial Global Funding II, L.L.C., and Sun Life Financial Global Funding, L.L.C.  The impact of these agreements is described in Note 2 of the Company’s condensed consolidated financial statements presented in Part I, Item I of this quarterly report on Form 10-Q.

Other - The Wealth Management Segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion at March 31, 2010 and December 31, 2009, respectively.  This entire block of business is reinsured on a funds-withheld, coinsurance basis with Sun Life Assurance Company of Canada (“SLOC”), an affiliate.

The Company markets its annuity products through an affiliated wholesale distribution organization, Sun Life Financial Distributors, Inc. (“SLFD”), and through a variety of unaffiliated retail and wholesale organizations, including securities brokers, financial institutions, insurance agents and financial advisers.

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”), whereby the Company is the sole beneficiary of the CARS Trust.  The impact of this agreement on the Company’s financial statements is described in Note 1 of the Company’s condensed consolidated financial statements included in Part I, Item I of this quarterly report on Form 10-Q.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

The following is a summary of operations for the Wealth Management Segment for the three-month periods ended March 31 (in 000’s):

	2010	2009

Total revenues	$542,125	$338,430
Total benefits and expenses	337,465	118,985
Income before income tax expense	204,660	219,445

Net income	$138,135	$147,863

Pre-tax income was $204.7 million and $219.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The significant changes are described below.

Total revenues were $542.1 million and $338.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The $203.7 million increase was primarily due to increases of $315.0 million in net investment income, $28.9 million in fee and other income and $3.7 million in net realized investment income.  These favorable results were offset by a $147.6 million decrease in net derivative income.

The increase of $315.0 million in net investment income resulted primarily from a $295.2 million increase in the fair market value of securities in the trading portfolio, primarily due to improvement in the market conditions in the three-month period ended March 31, 2010, as compared to three-month period ended March 31, 2009.  The increase in net investment income was also due a $24.0 million increase in ceded investment income related to the reinsurance of the SPWL policies to SLOC.  The increases were offset by a decrease in net investment income related to lower average investment yields in 2010, as compared to 2009.

The $28.9 million increase in fee and other income was primarily due to decreases in mortality and expense charges which related to an increase in the average variable annuity separate account balances during the three-month period ended March 31, 2010, as compared to the three-month period ended March 31, 2009.

The $147.6 million change in net derivative income in 2010, as compared to 2009, primarily related to a decrease in the fair value of equity futures, which was negatively impacted by the improvement in the equity markets, changes in the fair value of interest rate swap agreements, as well as by increases related to net interest expense on interest rate swaps.  The decrease was offset by an increase in income related to a decrease in the fair value of the embedded derivative liabilities, primarily due to improvement in the equity markets during the three-month period ended March 31, 2010, as compared to the three-month period ended March 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Total benefits and expenses were $337.5 million and $119.0 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The increase of $218.5 million was primarily due to a $277.0 million increase in DAC and VOBA amortization expense and a $30.2 million increase in other operating expenses.  The increase in benefits and expenses was offset by decreases of $71.8 million and $23.7 million related to policyowner benefits and interest credited, respectively.

The $277.0 million increase in DAC and VOBA amortization was attributable to a $310.4 million increase in current period amortization expense and interest on the DAC asset, offset by $33.6 million decrease in expenses related to changes in estimated gross profits.  The $30.2 million change in other operating expenses was primarily due to an increase in non-deferrable commission expense which was attributable to an increase in sales in certain variable annuity products.

The $71.8 million decrease in policyowner benefits for the three-month period ended March 31, 2010, as compared to 2009, was primarily due to decreases of $34.3 million in reserves, $29.6 million in death benefits paid and $7.1 million in annuity payments.  The decrease in reserves was mainly attributable to reserves for GMDB on variable annuity products.  The $23.7 decrease in interest credited was primarily the result of a lower average crediting rate.

Individual Protection Segment

The Individual Protection Segment sells individual UL and variable life insurance products, including VUL products marketed to individuals, corporate-owned life insurance (“COLI”) and bank owned life insurance (“BOLI”).  UL products allow for flexible premiums and feature an investment return to policyholders at a specified rate declared by the Company.  VUL products allow for flexible premiums and variable rates of investment return; however, the policyholder directs how the cash value is invested and bears the investment risk.

In this business segment, the Company maintains funds withheld reinsurance agreements with affiliates.  Pursuant to a reinsurance agreement with Sun Life Reinsurance (Barbados) No. 3 Corp. (“BarbCo 3”), an affiliate, the Company has ceded all risks associated with certain in-force VUL policies.  In addition, the Company’s subsidiary, SLNY, has a reinsurance agreement with SLOC under which SLOC funds AXXX reserves attributable to certain UL policies sold by SLNY.  Further detail on these agreements are disclosed in Notes 1 and 7 of the Company’s condensed consolidated financial statements, included in Part I, Item I of this quarterly report on Form 10-Q.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Individual Protection Segment (continued)

The following provides a summary of operations for the Individual Protection Segment, excluding the discontinued operations of Sun Life Vermont, for the years ended March 31 (in 000’s):

	2010	2009

Total revenues	$15,226	$12,515
Total benefits and expenses	14,215	14,221
Income (loss) before income tax expense (benefit)	1,011	(1,706)

Net income (loss)	$711	$(4,941)

Total revenues were $15.2 million and $12.5 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The $2.7 million increase in total revenues primarily resulted from a decrease of $8.9 million in embedded derivative income, offset by increases in net investment income, and fee and other income of $3.1 million, and $8.0 million, respectively.

The decrease of $8.9 million in embedded derivative income resulted from an increase in the embedded derivative liabilities associated with the segment’s reinsurance agreements with affiliates.  The increase in the embedded derivative liabilities was due primarily to the recovery in fair value of funds-withheld assets.

The increase of $3.1 million in net investment income resulted primarily from an increase of $5.0 million in the fair value of securities in the trading portfolio, offset by a $0.9 million decrease in investment income related to the segment’s ceding of investment income, and a $1.2 million decrease in interest income.  The $5.0 million increase in the fair value of securities in the trading portfolio resulted from the continued tightening of credit spreads.

The increase of $8.0 million in fee and other income resulted primarily from a favorable decrease in the deferrals of unearned revenue by $4.3 million, and a favorable decrease in the ceding of fee income by $2.9 million.

Total benefits and expenses were $14.2 million for both of the three-month periods ended March 31, 2010 and 2009.  Although benefits and expenses remained steady overall, the segment did have an increase in DAC amortization of $2.6 million, offset by a decrease in other operating expenses of $3.2 million.  The increase in DAC amortization resulted from improvements in actual gross profits.

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

The following provides a summary of operations for the Group Protection Segment for the three-month periods ended March 31 (in 000’s):

	2010	2009
Total revenues	$ 32,261	$ 33,390
Total benefits and expenses	31,148	26,891
Income before income tax expense	1,113	6,499

Net income	$ 723	$ 4,224

The Group Protection Segment had pretax income of $1.1 million and $6.5 million for the three-month periods ended March 31, 2010 and 2009, respectively.  Total revenues for the three-month period ended March 31, 2010 decreased by $1.1 million in comparison to the three-month period ended March 31, 2009.  The decrease in revenues resulted primarily from a decrease in premiums of $1.2 million, driven primarily by a decrease of in-force group life business.

Total benefits and expenses in 2010 increased by $4.3 million as compared to 2009.  The increase in benefits and expenses resulted primarily from an increase in policyowner benefits due to increases in health and other benefits in group stop loss, group disability, and group life of $2.0 million, $1.4 million and $0.9 million, respectively.  These increases resulted from unfavorable claims experience during the three-month period ended March 31, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing and items not otherwise attributable to the other segments.  The Company maintains the Corporate Segment to provide for the capital needs of the three operating segments and to engage in other financing related activities.  Net investment income is allocated based on segmented assets, including allocated capital, by line of business.  Allocations of operating expenses among segments are made using both standard rates and actual expenses incurred.

The following provides a summary of operations for the Corporate Segment for the three-month periods ended
March 31 (in 000’s):

	2010	2009
Total revenues	$ (32,136)	$ (3,988)
Total benefits and expenses	10,874	6,271
Loss before income tax benefit	(43,010)	(10,259)

Net loss	$ (27,918)	$ (5,870)

The Corporate Segment had a pre-tax loss of $43.0 million and $10.3 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The $32.7 million decrease in pre-tax income was primarily attributable to a decrease in net investment income of $18.0 million and a decrease in derivative income of $14.7 million.

The decrease in net investment income of $18.0 million resulted primarily from an increase in the allocation of net investment income to the three operating segments, decreasing net investment income by $22.5 million and lower earnings related to limited partnership investments income which was decreased by $3.1 million.  These decreases were offset by an increase of $7.3 million in interest income from available-for-sale fixed maturity securities.

The decrease in derivative income of $14.7 million was primarily related to the decrease in fair value of interest rate swap agreements as a result of changes in the applicable interest rate and currency exchange rates.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

For discussion of the Company's risk factors, see Part I, Item IA, Risk Factors, in the Company's annual report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 4. (Removed and Reserved).

Item 5. Other Information.

a)  On May 5, 2010, the Company received regulatory approval of its Administrative Services Agreement with Sun Life Financial (U.S.) Services Company, Inc., an affiliate, which was effective December 31, 2009.  Pursuant to the agreement, Sun Life Services provides human resources services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative and other operational support functions) to the Company, and the Company reimburses Sun Life Services for the cost of such services, plus, with respect to certain of those services, pays an arms-length based profit margin agreed upon by the parties.  This description is qualified by reference to the actual form of the Administrative Services Agreement, which is Exhibit 10.1 to this quarterly report on Form 10-Q.

(b)  Not applicable.

Item 6. Exhibits.

Index to exhibits:

Exhibit No.

10.1
Administrative Services Agreement, effective as of 11:59 p.m. Eastern Standard Time on December 31, 2009, by and between Sun Life Assurance Company of Canada (U.S.) and Sun Life Financial (U.S.) Services Company, Inc.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

May 14, 2010	/s/ Westley V. Thompson
Date	Westley V. Thompson, President, SLF U.S.
(Principal Executive Officer)

May 14, 2010	/s/ Douglas C. Miller
Date	Douglas C. Miller, Vice President and Controller
(Chief Accounting Officer)