Form 10-Q
period 2010-06-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2010-08-13
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended June 30, 2010
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, 333-144912-01, 333-155716, 333-155726, 333-155791, 333-155792, 333-155793, 333-155797, 333-156303, 333-156304, 333-156308, 333-160605, 333-160606, and 333-160607

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

Registrant has 6,437 shares of common stock outstanding on August 13, 2010, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BYGENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2010

TABLE OF CONTENTS

PART II – OTHER INFORMATION

Item 1 .	Legal Proceedings	85

Item 1A.	Risk Factors	85

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 3.	Defaults Upon Senior Securities	85

Item 4 .	(Removed and Reserved)	85

Item 5 .	Other Information	85

Item 6 .	Exhibits	86

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2010	2009

Revenues

Premiums and annuity considerations	$68,242	$65,495
Net investment income (1)	851,447	1,216,943
Net derivative (loss) income (Note 5)	(567,165)	163,652
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	16,339	(2,837)
Other-than-temporary impairment losses (2) (Note 5)	(885)	(4,834)
Fee and other income	236,228	166,668

Total revenues	604,206	1,605,087

Benefits and Expenses

Interest credited	176,811	225,158
Interest expense	26,452	25,738
Policyowner benefits	116,577	90,036
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(253,232)	401,820
Other operating expenses	159,793	93,744

Total benefits and expenses	226,401	836,496

Income from continuing operations before income tax expense	377,805	768,591

Income tax expense	121,354	273,883

Net income from continuing operations	256,451	494,708

Loss from discontinued operations, net of tax (Note 1)	-	(3,784)

Net income	$256,451	$490,924

(1)Net investment income includes an increase in market value of trading fixed maturity securities of $449.9 million and $941.4 million for the six-month periods ended June 30, 2010 and 2009, respectively.

(2)The other-than-temporary impairment (“OTTI”) losses for the six-month periods ended June 30, 2010 and 2009 represent solely credit losses.  The Company incurred no non-credit OTTI losses during the six-month periods ended June 30, 2010 and 2009, and as such, no non-credit OTTI losses were recognized in other comprehensive income for the periods.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the three-month periods ended June 30,

	Unaudited
	2010	2009

Revenues

Premiums and annuity considerations	$33,178	$32,955
Net investment income (1)	407,618	1,073,286
Net derivative (loss) income (Note 5)	(525,715)	33,806
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	11,174	(940)
Other-than-temporary impairment losses (2) (Note 5)	-	(4,834)
Fee and other income	120,475	90,467

Total revenues	46,730	1,224,740

Benefits and Expenses

Interest credited	87,428	112,374
Interest expense	9,355	13,658
Policyowner benefits	81,974	(11,951)
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(424,941)	509,244
Other operating expenses	78,883	46,803

Total benefits and expenses	(167,301)	670,128

Income from continuing operations before income tax expense	214,031	554,612

Income tax expense	69,231	201,180

Net income from continuing operations	144,800	353,432

Income from discontinued operations, net of tax (Note 1)	-	87,878

Net income	$144,800	$441,310

(1)Net investment income includes an increase in market value of trading fixed maturity securities of $179.5 million and $971.3 million for the three-month periods ended June 30, 2010 and 2009, respectively.

(2)The OTTI losses for the three-month periods ended June 30, 2010 and 2009 represent solely credit losses.  The Company incurred no non-credit OTTI losses during the three-month periods ended June 30, 2010 and 2009, and as such, no non-credit OTTI losses were recognized in other comprehensive income for the periods.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
ASSETS	June 30, 2010	December 31, 2009
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost of $1,454,603 and $1,121,424 in 2010 and 2009, respectively) (Note 5)	$1,535,353	$1,175,516
Trading fixed maturity securities at fair value (amortized cost of $12,528,553 and $12,042,961in 2010 and 2009, respectively) (Note 5)	12,068,974	11,130,522
Mortgage loans	1,844,572	1,911,961
Derivative instruments – receivable (Note 5)	286,370	259,227
Limited partnerships	46,418	51,656
Real estate	204,392	202,277
Policy loans	713,834	722,590
Other invested assets	7,941	47,421
Short-term investments (Note 1)	75,086	1,267,311
Cash and cash equivalents	2,074,999	1,804,208
Total investments and cash	18,857,939	18,572,689

Accrued investment income	225,868	230,591
Deferred policy acquisition costs	2,559,875	2,173,642
Value of business and customer renewals acquired	172,377	168,845
Net deferred tax asset (Note 11)	396,729	549,764
Goodwill (Note 10)	7,299	7,299
Receivable for investments sold	552,864	12,611
Reinsurance receivable	2,369,014	2,350,207
Other assets	129,400	183,963
Separate account assets	23,604,384	23,326,323

Total assets	$48,875,749	$47,575,934

LIABILITIES

Contractholder deposit funds and other policy liabilities	$16,864,706	$16,709,589
Future contract and policy benefits	827,345	815,638
Payable for investments purchased	195,547	88,131
Accrued expenses and taxes	105,457	61,903
Debt payable to affiliates	883,000	883,000
Reinsurance payable	2,219,461	2,231,764
Derivative instruments – payable (Note 5)	602,790	572,910
Other liabilities	292,727	280,224
Separate account liabilities	23,604,384	23,326,323

Total liabilities	45,595,417	44,969,482

Commitments and contingencies (Note 7)

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2010 and 2009	$6,437	$6,437
Additional paid-in capital	3,927,875	3,527,677
Accumulated other comprehensive income	52,475	35,244
Accumulated deficit	(706,455)	(962,906)

Total stockholder’s equity	3,280,332	2,606,452

Total liabilities and stockholder’s equity	$48,875,749	$47,575,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the six-month periods ended June 30,

	2010	2009

Net income	$256,451	$490,924

Other comprehensive income:

Change in unrealized holding gains on available-for-sale fixed maturity securities, net of tax and policyholder amounts (1)	26,986	51,282
Reclassification adjustment for OTTI losses, net of tax (2)	363	-
Reclassification adjustments of net realized investment (gains) losses into net income, net of tax (3)	(10,118)	1,961

Other comprehensive income	17,231	53,243

Comprehensive income	$273,682	$544,167

(1)	Net of tax expense of $(14.5) million and $(27.6) million for the six-month periods ended June 30, 2010 and 2009, respectively.
(2)	Represents an adjustment to OTTI losses due to the sale of other-than-temporarily impaired available-for-sale fixed maturity securities.
(3)	Net of tax benefit (expense) of $5.4 million and $(1.1) million for the six-month periods ended June 30, 2010 and 2009, respectively.

For the three-month periods ended June 30,

	Unaudited
	2010	2009

Net income	$144,800	$441,310

Other comprehensive income:

Change in unrealized holding gains on available-for-sale fixed maturity securities, net of tax and policyholder amounts (4)	18,818	79,883
Reclassification adjustment for OTTI losses, net of tax (2)	259	-
Reclassification adjustments of net realized investment (gains) losses into net income, net of tax (5)	(7,735)	2,718

Other comprehensive income	11,342	82,601

Comprehensive income	$156,142	$523,911

(4)	Net of tax expense of $(10.1) million and $(43.0) million for the three-month periods ended June 30, 2010 and 2009, respectively.
(5)	Net of tax benefit (expense) of $4.2 million and $(1.5) million for the three-month periods ended June 30, 2010 and 2009, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the six-month periods ended June 30, 2010 and 2009

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income (1)	Accumulated Deficit	Total Stockholder’s Equity

Balance at December 31, 2008	$6,437	$2,872,242	$(129,884)	$(1,953,540)	$795,255

Cumulative effect of accounting changes related to the adoption of FASB ASC Topic 320, net of tax (2)			(9,138)	9,138	-
Net income				490,924	490,924
Tax benefit from stock options		24			24
Capital contribution from Parent (Note 2)		748,652			748,652
Other comprehensive income			53,243		53,243

Balance at June 30, 2009	$6,437	$3,620,918	$(85,779)	$(1,453,478)	$2,088,098

Balance at December 31, 2009	$6,437	$3,527,677	$35,244	$(962,906)	$2,606,452

Net income				256,451	256,451
Tax benefit from stock options		198			198
Capital contribution from Parent (Note 2)		400,000		-	400,000
Other comprehensive income			17,231		17,231

Balance at June 30, 2010	$6,437	$3,927,875	$52,475	$(706,455)	$3,280,332

(1) As of June 30, 2010, the total amount of after tax non-credit OTTI losses recorded in the Company’s accumulated other comprehensive income was $8.6 million.
(2) Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments- Debt and Equity Securities.”

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2010	2009

Cash Flows From Operating Activities:
Net income	$256,451	$490,924
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	10,365	8,356
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(253,232)	401,820
Depreciation and amortization	2,430	2,806
Net losses (gains) on derivatives	509,669	(228,702)
Net realized (gains) losses and OTTI credit losses on available-for- sale investments	(15,454)	7,671
Net increase in fair value of trading investments	(449,854)	(941,433)
Net realized losses on trading investments	30,822	135,812
Undistributed loss on private equity limited partnerships	492	11,750
Interest credited to contractholder deposits	176,811	225,158
Deferred federal income taxes	143,756	281,509
Changes in assets and liabilities:
Additions to deferred policy acquisition costs and value of business and customer renewals acquired	(117,946)	(200,553)
Accrued investment income	4,723	963
Net change in reinsurance receivable/payable	36,789	104,163
Future contract and policy benefits	11,707	(50,740)
Other, net	138,028	(134,400)
Adjustments related to discontinued operations	-	137,204

Net cash provided by operating activities	485,557	252,308

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	284,652	26,666
Trading fixed maturity securities	1,488,444	589,822
Mortgage loans	92,420	115,607
Other invested assets	152,900	76,420
Purchases of:
Available-for-sale fixed maturity securities	(602,292)	(392,624)
Trading fixed maturity securities	(2,472,109)	(131,288)
Mortgage loans	(28,551)	(55,337)
Real estate	(1,974)	(45)
Other invested assets	(28,255)	(57,799)
Net change in other investments	-	(86,195)
Net change in policy loans	8,756	9,741
Net change in short-term investments (Note 1)	1,192,225	117,829

Net cash provided by investing activities	$86,216	$212,797

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

For the six-month periods ended June 30,

	2010	2009

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$647,901	$1,613,327
Withdrawals from contractholder deposit funds	(1,336,122)	(1,532,302)
Capital contribution from Parent	400,000	748,652
Debt proceeds	-	100,000
Other, net	(12,761)	(40,156)

Net cash (used in) provided by financing activities	(300,982)	889,521

Net change in cash and cash equivalents	270,791	1,354,626

Cash and cash equivalents, beginning of period	1,804,208	1,024,668

Cash and cash equivalents, end of period	$2,074,999	$2,379,294

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of June 30, 2010, the Company directly or indirectly owned all of the outstanding shares or member interest of SLNY, a New York life insurance company which issues individual fixed and variable annuity contracts, group life, group disability, group dental and group stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company, a Rhode Island life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC.

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”) to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and is not included in the Company’s condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, or the condensed consolidated statements of operations for the six and three -month periods ended June 30, 2010.  In addition, Sun Life Vermont’s net (loss) income from operations for the six and three-month periods ended June 30, 2009, respectively, and changes in cash flows from the operating activities of Sun Life Vermont for the six-month period ended June 30, 2009 are presented as discontinued operations in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

The following table provides a summary of operations of Sun Life Vermont for the six and three-month periods ended June 30, 2009 (in 000’s):

	Six-month period ended	Three-month period ended
	June 30, 2009	June 30, 2009

Total revenues	$ (4,010)	$ 147,274
Total benefits and expenses	8,908	13,288
(Loss) income before income tax (benefit) expense	(12,918)	133,986

Net (loss) income	$ (3,784)	$ 88,878

See Notes 1 and 2 of the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2009 for additional information concerning this transaction.

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”).  Pursuant to this agreement, the Company purchased a funded note, which is referenced through a credit default swap to the credit performance of a portfolio of corporate reference entities.  The Company entered into this credit structure for yield enhancement.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation.” As a result of the consolidation, the Company has recorded in its condensed consolidated balance sheets a credit default swap held by the CARS Trust.  At issue, the swap had a seven-year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity that is in excess of the threshold amount specified in the swap agreement. In the event that the CARS trust is required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  At June 30, 2010, the sum of all the credit events exceeded the threshold amount and the CARS Trust made cumulative payments of $17.6 million to the swap counterparty, all of which were made during the year ended December 31, 2009.  As of June 30, 2010, the maximum future payments the CARS Trust could be required to make is $37.4 million.  The fair value of the assets held as collateral by the CARS Trust was $35.3 million as of June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010 and December 31, 2009, the fair value of the credit default swap was $33.7 million and $34.3 million, respectively.

The Company had a greater than or equal to 20%, but less than 50% interest in four variable interest entities (“VIEs”) at June 30, 2010.  The Company is a creditor in three trusts and one special purpose corporation.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $8.5 million at June 30, 2010.  The investments in these VIEs mature at various dates through January 2028.  Because the Company will not absorb a majority of the VIEs expected losses or receive a majority of the expected returns, the Company is not required to consolidate these VIEs, in accordance with FASB ASC Topic 810.

In order to determine whether the Company is, or is not, the primary beneficiary of a VIE, the Company performs an assessment of the level of each party’s participation in controlling the entity by means other than a voting interest. This assessment includes assumptions about the sufficiency of an equity investment at risk, the essential characteristics of a controlling financial interest, and the significance of voting rights in relation to economic interests.  If the Company is exposed to the majority of the expected losses, the majority of the expected residual returns, or both associated with a VIE, then the Company is the VIE’s primary beneficiary and must consolidate the entity.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those used in determining the fair value of financial instruments, goodwill, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), value of customer renewals acquired (“VOCRA”), liabilities for future contract and policy benefits, other-than-temporary impairments of investments, allowance for loan loss, valuation allowance on deferred tax assets and provision for income taxes.  Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments are highly liquid securities.  The Company’s cash equivalents primarily include cash, commercial paper and money market investments which have an original term to maturity of less than three months.  Short-term investments include debt instruments with a term to maturity exceeding three months, but less than one year from the date of acquisition.  Cash equivalents and short-term investments are held at amortized cost, which approximates fair value.

Immaterial Restatement

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the six-month period ended June 30, 2009, the Company’s management determined certain investments with an original term to maturity of greater than three months, but less than one year, were improperly classified as cash and cash equivalents.  As a result, the condensed consolidated balance sheet as of June 30, 2009 has been restated to reclassify $481.7 million from cash and cash equivalents to short-term investments.  In addition, the condensed consolidated statement of cash flows for the six-month period ended June, 2009 has been restated as follows:

As Previously
	Reported	Adjustments	As Restated
Net change in short-term investments	$ -	$ 117,829	$ 117,829
Net cash provided by investing activities	$ 94,968	$ 117,829	$ 212,797
Net change in cash and cash equivalents	$ 1,236,797	$ 117,829	$ 1,354,626
Cash and cash equivalents, beginning of period	$ 1,624,149	$ (599,481)	$ 1,024,668
Cash and cash equivalents, end of period	$ 2,860,946	$ (481,652)	$ 2,379,294

The effects of these corrections also have been reflected in the accompanying notes to the unaudited condensed consolidated financial statements, where applicable.  The short-term investments at December 31, 2009 were appropriately reported in the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 “Fair Value Measurement and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements,” which provides amendments to FASB ASC Topic 820 “Fair Value Measurements and Disclosures” that will provide more robust disclosures about the following:

➢	The different classes of assets and liabilities measured at fair value;
➢	The valuation techniques and inputs used;
➢	The transfers between Levels 1, 2, and 3; and
➢	The activity in Level 3 fair value measurements.

Certain new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 31, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll-forward of activities in Level 3 are effective for fiscal years beginning after December 15, 2010.  The Company adopted this guidance on January 1, 2010.  The enhanced disclosures required by ASU 2010-06 for the periods beginning after December 31, 2009, are included in Note 4.

On January 1, 2010, the Company adopted the provisions of FASB ASC Topic 860, “Transfers and Servicing,” which were issued in June 2009.  These provisions amend and expand disclosures about the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  FASB ASC Topic 860 amends previously issued derecognition accounting and disclosure guidance and eliminates the exemption from consolidation for qualifying special purpose entities (“QSPEs”); it also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with the provisions of FASB ASC Topic 860.  This guidance is effective for financial asset transfers occurring in fiscal years and interim periods beginning after November 15, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2010, the Company adopted the provisions of FASB ASC Topic 810 which were issued in June 2009.  This guidance amends previously issued consolidation guidance which affects all entities currently within the scope of FASB ASC Topic 810, including QSPEs, as the concept of these entities was eliminated by FASB ASC Topic 860.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

In March 2010, the FASB issued ASU 2010-11 “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives,” which provides amendments to FASB ASC Topic 815, “Derivatives and Hedging” to clarify the embedded credit derivative scope exception included therein.  The amendments address how to determine which embedded credit derivative features are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting under ASC Topic 815.  Under ASU 2010-11, only the embedded credit derivative feature created by subordination between financial instruments is not subject to the bifurcation requirements of ASC Topic 815.  However, other embedded credit derivative features would be subject to analysis for potential bifurcation even if their effects are allocated to interests in tranches of securitized financial instruments in accordance with those subordination provisions.  The following circumstances would not qualify for the scope exception and are subject to the application of ASC Topic 815 requiring the embedded derivatives to be analyzed for potential bifurcation:

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

The amendments in ASU 2010-11 are effective for the first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted. The Company will adopt ASU 2010-11 on July 1, 2010 and is still assessing the impact of this adoption.

In April 2010, the FASB issued ASU 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force,” which amends FASB ASC Topic 310, “Receivables.”  The amendments were made to eliminate diversity in practice in accounting for loans that undergo troubled debt restructuring for those loans that have been included in a pool of loans.  Under ASU 2010-18, debt modifications that were made for distressed loans included in a pool of loans do not trigger the criteria needed to allow for such loans to be accounted for separately outside of the pool.  Upon initial adoption, an entity may make a one-time election to terminate accounting for loans as a pool.  The election may be made on a pool-by-pool basis and does not prevent the entity from using pool accounting for loans that will be acquired in the future.  The amendments in ASU 2010-18 are effective for the first fiscal quarter ending on or after July 15, 2010.  Early adoption is permitted.  The Company will adopt ASU 2010-18 on September 30, 2010 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends FASB ASC Topic 310 to enhance disclosures and to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The amendments require an entity to provide a greater level of disaggregated information about the credit quality of the entity’s financing receivables and allowance for credit losses.  ASU 2010-20 also requires an entity to disclose credit quality indicators, the aging of past due information and the modification of its financing receivables.  The amendments in ASU 2010-20 are effective for interim and annual reporting periods beginning on or after December 15, 2010. Comparative disclosures are required for reporting periods ending after initial adoption.  The Company will adopt ASU 2010-20 on January 1, 2011 and is assessing the impact of this adoption.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

The Company has significant transactions with affiliates.  Management believes inter-company revenues and expenses are calculated on a reasonable basis; however; these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis and these transactions were with unrelated parties.  Below is a summary of transactions with affiliates not included in these condensed consolidated financial statements.

Related Party Reinsurance Transactions

As more fully described in Note 6, the Company and its subsidiary, SLNY, are party to several reinsurance transactions with Sun Life Assurance Company of Canada (“SLOC”) and other affiliates.  Reinsurance premiums with related parties are based on market rates.

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with Sun Life Reinsurance (Barbados) No. 3 Corp. (“BarbCo 3”), an affiliate, to cede all of the risks associated with certain in-force corporate and bank-owned variable universal life, and private placement variable universal life policies on a combination coinsurance, coinsurance with funds-withheld, and a modified coinsurance basis.  The reinsurance agreement covered in-force policies on the effective date and new sales through December 31, 2009.  Effective January 1, 2010, the Company and BarbCo 3 amended the reinsurance agreement.  Refer to Note 6 for further information regarding the amendments and the impact of this agreement on the Company’s condensed consolidated financial statements.

Capital Transactions

During the six-month period ended June 30, 2010 and the year ended December 31, 2009, the Company received capital contributions totaling $400.0 million and $748.7 million, respectively, from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure that the Company continues to exceed certain capital requirements prescribed by the National Association of Insurance Commissioners (the “NAIC”).  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies.  The risk-based capital formulas for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

Effective December 31, 2009, the Company distributed all of the issued and outstanding common stock of Sun Life Vermont in the form of a dividend to the Parent.  The Company did not declare or pay any cash dividends during the six-month periods ending June 30, 2010 and 2009.

Debt Transactions

In 2002, the Company issued two promissory notes totaling $460.0 million to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”).  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380.0 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  On December 29, 2008, the Company redeemed $62.0 million of the $80.0 million remaining note and paid $64.3 million, including $2.3 million in accrued interest, to Sun Life (Hungary) LLC.  At June 30, 2010 and December 31, 2009, the Company had $18.0 million in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $0.3 and $0.5 million for the three and six-month periods ended June 30, 2010 and 2009, respectively.

At June 30, 2010 and 2009, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company expensed $10.6 million and $21.3 million for interest on these surplus notes for the three and six-month periods ended June 30, 2010 and 2009, respectively.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”), which will mature on October 6, 2013.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III. Total interest credited for the funding agreements was $1.4 million and $2.8 million for the three and six-month periods ended June 30, 2010, respectively, and $3.5 million and $7.6 million for the three and six-month periods ended June 30, 2009, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $0.2 million and $0.3 million for the three and six-month periods ended June 30, 2010, respectively, and $0.4 million and $0.8 million for the three and six-month periods ended June 30, 2009, respectively, for interest on this demand note.

The Company entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”), which will mature on July 6, 2011.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $1.2 million and $2.4 million for the three and six-month periods ended June 30, 2010, respectively, and $3.3 million and $7.2 million for the three and six-month periods ended June 30, 2009, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006. The Company expensed $0.1 million and $0.3 million for the three and six-month periods ended June 30, 2010, respectively, and $0.4 million and $0.8 million for the three and six-month periods ended June 30, 2009, respectively, for interest on this demand note.

The Company entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. (“LLC”), which matured on July 6, 2010.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10.0 million to LLC.  Total interest credited for these funding agreements was $1.4 million and $2.8 million for the three and six-month periods ended June 30, 2010, respectively, and $3.5 million and $7.7 million for the three and six-month periods ended June 30, 2009, respectively.  The Company also issued a $100.0 million floating rate demand note payable to LLC on June 10, 2005.  The Company expensed $0.2 million and $0.4 million for the three and six-month periods ended June 30, 2010, respectively, and $0.4 million and $0.8 million for the three and six-month periods ended June 30, 2009, respectively, for interest on this demand note.

The Company entered into an interest rate swap agreement with LLC with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

The account values related to these funding agreements issued to LLC III, LLC II, and LLC are reported in the Company’s condensed consolidated balance sheets as a component of contractholder deposit funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other

Effective December 31, 2009, the Company transferred all of its employees to an affiliate, Sun Life Financial (U.S.) Services Company, Inc. (“Sun Life Services”), with the exception of 28 employees who were transferred to Sun Life Financial Distributors, Inc. (“SLFD”), another affiliate.  Neither Sun Life Services nor SLFD are included in the accompanying condensed consolidated financial statements.  Concurrent with this transaction, Sun Life Services assumed the sponsorship of the Company’s retirement plans.  As a result of this transaction, the Company transferred to Sun Life Services all employee-benefits related assets and liabilities, the associated deferred tax asset, and certain property, equipment and software.  For more details on these transactions, refer to Note 3 of the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The transfer of fixed assets from the Company to Sun Life Services discussed above, along with the administrative service agreement, resulted in a sale-leaseback transaction.  The Company recorded a deposit liability for $17.1 million which represents the cost of certain of the assets transferred.  The Company will amortize the liability over the remaining useful life of the assets that have been sold, which is estimated to be seven years.  As of June 30, 2010, the remaining deposit liability was $15.7 million.

Pursuant to an administrative service agreement between the Company and Sun Life Services, Sun Life Services provides human resource services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative and other operational support functions) to the Company, and the Company reimburses Sun Life Services for the cost of such services, plus, with respect to certain of those services, pays an arms-length based profit margin agreed upon by the parties.  Total payments under this agreement were $28.1 million and $56.8 million for the three and six-month periods ending June 30, 2010, respectively.

Effective December 31, 2009, Sun Life Services and SLOC entered into an administrative service agreement, under which Sun Life Services provides to SLOC, as requested, personnel and certain services. Prior to December 31, 2009, the Company had an administrative service agreement with SLOC under which the Company provided personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which were recorded as a reduction of other operating expenses, were approximately $73.4 million and $154.2 million for the three and six-month periods ended June 30, 2009, respectively.  Effective December 31, 2009, the Company no longer provides personnel services to SLOC and SLOC no longer reimburses the Company for such services.

The Company has an administrative service agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement were approximately $3.2 million and $6.5 million for the three and six-month periods ended June 30, 2010, respectively, and $3.1 million and $5.8 million for the three and six-month periods ended June 30, 2009, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $3.2 million and $5.9 million for the three and six-month periods ended June 30, 2010, respectively, and $1.3 million and $2.1 million for the three and six-month periods ended June 30, 2009, respectively.

The Company paid $5.2 million and $10.5 million during the three and six-month periods ended June 30, 2010, respectively, and $3.9 million and $8.4 million during the three and six-month periods ended June 30, 2009, respectively, in investment management service fees to SCA.

The Company paid $11.2 million and $21.7 million during the three and six-month periods ended June 30, 2010, respectively, and $12.2 million and $21.2 million during the three and six-month periods ended June 30, 2009, respectively, in distribution fees to SLFD.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. (“SLISC”), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity businesses.  Expenses under this agreement were $4.9 million and $9.1 million for the three and six-month periods ended June 30, 2010, respectively, and $4.4 million and $7.9 million for the three and six-month periods ended June 30, 2009, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited (“SLISIL”), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $6.0 million and $12.3 million for the three and six-month periods ended June 30, 2010, respectively, and $6.0 million and $12.0 million for the three and six-month periods ended June 30, 2009, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2014 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to approximately $3.0 million and $6.1 million for the three and six-month periods ended June 30, 2010, respectively, and $2.7 million and $5.4 million for the three and six-month periods ended June 30, 2009, respectively.  Rental income is reported as a component of net investment income in the Company’s condensed consolidated statements of operations.

The Company records a tax benefit through paid-in-capital for SLF stock options issued to employees of the Company.  The Company recorded a tax benefit of approximately $0.2 million for the three and six-month periods ended June 30, 2010.  Related to these stock options, the Company recorded a tax benefit of approximately $0.02 million for the three and six-month periods ended June 30, 2009.

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses related to RSUs of $2.0 million and $4.0 million for the three and six-month periods ended June 30, 2010, respectively, and $1.7 million and $3.3 million for the three and six-month periods ended June 30, 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

In 2007, SLNY entered into a series of agreements with Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, through which the New York issued business of SLHIC was transferred to SLNY.  As part of these agreements, SLNY received certain intangible assets totaling $31.3 million.  These assets included the value of distribution acquired, VOBA and VOCRA.  The value of distribution acquired of $7.5 million is being amortized on a straight-line basis over its projected economic life of 25 years.

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

	Six-month periods ended		Three-month periods ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Value of distribution	$149	$149	$74	$74
VOBA	-	863	-	841
VOCRA	579	69	282	(657)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000’s):

	Six-month period ended June 30, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 545,477	$ 27,671	$ 64,576	$ (33,518)	$ 604,206
Total benefits and expenses	126,187	26,308	61,992	11,914	226,401
Income (loss) before income tax expense (benefit)	419,290	1,363	2,584	(45,432)	377,805
Net income (loss)	$ 282,658	$ 971	$ 1,682	$ (28,860)	$ 256,451

	Six-month period ended June 30, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 1,517,470	$ 31,527	$ 69,179	$ (13,089)	$ 1,605,087
Total benefits and expenses	733,615	33,105	55,716	14,060	836,496
Income (loss) from continuing operations before income tax expense (benefit)	783,855	(1,578)	13,463	(27,149)	768,591

Net income (loss) from continuing operations	512,509	(4,642)	8,751	(21,910)	494,708
Loss from discontinued operations, net of tax	-	(3,784)	-	-	(3,784)

Net income (loss)	$ 512,509	$ (8,426)	$ 8,751	$ (21,910)	$ 490,924

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000’s):

	Three-month period ended June 30, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 3,352	$ 12,445	$ 32,315	$ (1,382)	$ 46,730
Total benefits and expenses	(211,278)	12,093	30,844	1,040	(167,301)
Income (loss) before income tax expense (benefit)	214,630	352	1,471	(2,422)	214,031
Net income (loss)	$ 144,523	$ 260	$ 959	$ (942)	$ 144,800

	Three-month period ended June 30, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 1,179,040	$ 19,012	$ 35,789	$ (9,101)	$ 1,224,740
Total benefits and expenses	614,630	18,884	28,825	7,789	670,128
Income (loss) from continuing operations before income tax expense (benefit)	564,410	128	6,964	(16,890)	554,612

Net income (loss) from continuing operations	364,646	299	4,527	(16,040)	353,432
Income from discontinued operations, net of tax	-	87,878	-	-	87,878

Net income (loss)	$ 364,646	$ 88,177	$ 4,527	$ (16,040)	$ 441,310

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

On April 1, 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  The Company reviewed its pricing sources and methodologies and has concluded that its various pricing sources and methodologies are in compliance with this guidance. During the six-month period ended June 30, 2010, there were no changes to these valuation techniques and the related inputs.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of June 30, 2010 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$894	$22	$916
Residential mortgage-backed securities	-	41,511	-	41,511
Commercial mortgage-backed securities	-	12,793	1,371	14,164
Foreign government & agency securities	-	555	-	555
U.S. states and political subdivisions securities	-	220	-	220
U.S. treasury and agency securities	372,663	-	-	372,663
Corporate securities	-	1,104,646	678	1,105,324
Total available-for-sale fixed maturity securities	372,663	1,160,619	2,071	1,535,353

Trading fixed maturity securities:
Asset-backed securities	-	355,772	47,668	403,440
Residential mortgage-backed securities	-	942,964	98,323	1,041,287
Commercial mortgage-backed securities	-	691,560	62,793	754,353
Foreign government & agency securities	-	119,945	14,638	134,583
U.S. states and political subdivisions securities	-	629	-	629
U.S. treasury and agency securities	818,782	31,803	-	850,585
Corporate securities	-	8,835,546	48,551	8,884,097
Total trading fixed maturity securities	818,782	10,978,219	271,973	12,068,974

Derivative instruments - receivable:
Interest rate contracts	-	206,101	-	206,101
Foreign currency contracts	-	29,511	-	29,511
Equity contracts	10,880	21,050	1,723	33,653
Futures	17,105	-	-	17,105
Total derivative instruments - receivable	27,985	256,662	1,723	286,370

Other invested assets	1,154	-	1,614	2,768
Short-term investments	75,086	-	-	75,086
Cash and cash equivalents	2,074,999	-	-	2,074,999
Total investments and cash	3,370,669	12,395,500	277,381	16,043,550

Separate account assets:
Mutual fund investments	18,422,259	33,187	-	18,455,446
Equity investments	156,153	69,886	197	226,236
Fixed income investments	545,739	4,930,857	92,963	5,569,559
Alternative investments	6,584	82,797	269,757	359,138
Other investments	36	-	-	36
Total separate account assets (1) (2)	19,130,771	5,116,727	362,917	24,610,415

Total assets measured at fair value on a recurring basis	$22,501,440	$17,512,227	$640,298	$40,653,965

(1) Pursuant to the conditions set forth in FASB ASC Topic 944, “Financial Services- Insurance,” the value of separate account liabilities is set to equal the fair value of the separate account assets.

(2) Excludes $1,006.0 million primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of June 30, 2010 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$-	$-	$618,029	$618,029
Guaranteed minimum accumulation benefit liability	-	-	231,911	231,911
Derivatives embedded in reinsurance contracts	-	51,055	-	51,055
Fixed index annuities	-	-	118,287	118,287
Total other policy liabilities	-	51,055	968,227	1,019,282

Derivative instruments – payable:
Interest rate contracts	-	560,939	-	560,939
Foreign currency contracts	-	5,690	-	5,690
Credit contracts	-	-	33,726	33,726
Futures	2,435	-	-	2,435
Total derivative instruments – payable	2,435	566,629	33,726	602,790

Other liabilities:
Bank overdrafts	47,077	-	-	47,077

Total liabilities measured at fair value on a recurring basis	$49,512	$617,684	$1,001,953	$1,669,149

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of December 31, 2009 (in 000’s):

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

(2)Excludes $501.0 million primarily related to investment sales receivable, net of investment purchases payable, that are not subject to FASB ASC Topic 820.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of December 31, 2009 (in 000’s):

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The methods and assumptions that the Company uses in determining the estimated fair value of its financial instruments that are measured at fair value on a recurring basis are summarized below:

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

Structured securities, such as CMBS, RMBS and ABS, are priced using a fair value model or independent broker quotations.  CMBS securities are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  RMBS and ABS are priced using models and independent broker quotations.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of CMBS, RMBS and ABS.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

For privately-placed fixed maturity securities, fair values are estimated using models which take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately-placed fixed maturity securities are also priced using market prices or broker quotes.

Derivative instruments - receivables and payables: The fair values of swaps are based on current settlement values, dealer quotes and market prices.  Fair values for options and futures are also based on dealer quotes and market prices.  The Company uses credit valuation adjustments (“CVAs”) to properly reflect the component of fair value of certain derivative instruments that arise from default risk.  CVAs are based on a methodology that primarily uses published credit default swap spreads as a key input in determining an implied level of expected loss over the total life of the derivative contract.  When this information is not available, the Company may also utilize credit spreads implied from published bond yields, or published cumulative default experience data adjusted for current trends. CVAs may be calculated based on the credit risk of counterparties for asset positions or the Company's own credit risk for liability positions.  The counterparty or the Company’s credit spreads from bond yields are used where no observable credit default swap spreads are available.  The CVAs also takes into account contractual factors designed to reduce the Company’s credit exposure to each counterparty, such as collateral and legal rights of offset.

Other invested assets:  This financial instrument primarily consists of equity securities for which the fair value is based on quoted market prices.

Cash, cash equivalents and short-term investments: The carrying value for cash, cash equivalents and short-term investments approximates fair value due to the short-term nature and liquidity of the balances.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

Other policy liabilities:  The fair values of S&P 500 Index and other equity-linked embedded derivatives are produced using standard derivative valuation techniques.  Guaranteed minimum accumulation benefit (“GMAB”) or guaranteed minimum withdrawal benefit (“GMWB”) are considered to be derivatives under FASB ASC Topic 815 and are included in contractholder deposit funds and other policy liabilities in the Company’s condensed consolidated balance sheets.  Consistent with the provisions of FASB ASC Topic 820, the Company incorporates risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the six-month period ended June 30, 2010 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in total gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturity securities:
Asset-backed securities	$ 37	$ (22)	$ 7	$ -	$ -	$ 22	$ -
Residential mortgage-backed securities	-	-	-	-	-	-	-
Commercial mortgage-backed securities	1,930	(307)	(252)	-	-	1,371	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,936	(12)	(5)	(57)	(7,184)	678	-
Total available-for-sale fixed maturity securities	9,903	(341)	(250)	(57)	(7,184)	2,071	-

Trading fixed maturity securities:
Asset-backed securities	111,650	(8,524)	-	(18,975)	(36,483)	47,668	7,159
Residential mortgage-backed securities	154,551	2,505	-	(6,416)	(52,317)	98,323	5,066
Commercial mortgage-backed securities	14,084	798	-	48,607	(696)	62,793	1,670
Foreign government & agency securities	15,323	(685)	-	-	-	14,638	103
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	107,886	(6,196)	-	2,187	(55,326)	48,551	1,635
Total trading fixed maturity securities	403,494	(12,102)	-	25,403	(144,822)	271,973	15,633

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Equity contracts	8,821	(3,894)	-	(3,204)	-	1,723	(3,894)
Futures	-	-	-	-	-	-	-
Total derivative instruments– receivable	8,821	(3,894)	-	(3,204)	-	1,723	(3,894)

Other invested assets	-	128	-	1,486	-	1,614	127
Short-term investments	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	422,218	(16,209)	(250)	23,628	(152,006)	277,381	11,866

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-
Equity investments	7	11	-	179	-	197	10
Fixed income investments	276,530	4,140	-	(78,387)	(109,320)	92,963	1,313
Alternative investments	267,196	(10,652)	-	16,182	(2,969)	269,757	(10,741)
Other investments	4,108	-	-	-	(4,108)	-	-
Total separate account assets (1)	547,841	(6,501)	-	(62,026)	(116,397)	362,917	(9,418)

Total assets measured at fair value on a recurring basis	$970,059	$(22,710)	$ (250)	$ (38,398)	$ (268,403)	$ 640,298	$ 2,448

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the six-month period ended June 30, 2010 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in total (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$168,786	$385,563	$ -	$63,680	$ -	$ 618,029	$ 387,678
Guaranteed minimum accumulation benefit liability	81,669	138,727	-	11,515	-	231,911	139,536
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	140,966	(27,126)	-	4,447	-	118,287	(7,166)
Total other policy liabilities	391,421	497,164	-	79,642	-	968,227	520,048

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Credit contracts	34,349	(623)	-	-	-	33,726	(623)
Futures	-	-	-	-	-	-	-
Total derivative instruments – payable	34,349	(623)	-	-	-	33,726	(623)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$425,770	$ 496,541	$ -	$ 79,642	$ -	$ 1,001,953	$ 519,425

Total realized and unrealized gains (losses), related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the six-month period ended June 30, 2010, are reported as follows (in 000’s):

	Total realized gains (losses) included in earnings	Change in unrealized gains (losses) related to assets still held at the reporting date
Net investment (loss) income	$(11,974)	$15,760
Net derivative loss	(500,435)	(523,319)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(341)	-
Net losses	$(512,750)	$(507,559)

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the six-month period ended June 30, 2009 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in total gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Available-for-sale fixed maturity securities:
Asset-backed and mortgage-backed securities	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Collateralized mortgage obligations	3,046	45	(448)	-	-	2,643	-
Commercial mortgage-backed securities	1,420	(29)	7	-	(1,343)	55	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,888	242	273	3,036	(1,414)	10,025	-
Total available-for-sale fixed maturity securities	12,354	258	(168)	3,036	(2,757)	12,723	-

Trading fixed maturity securities:
Asset-backed and mortgage-backed securities	145,267	16,417	-	(4,371)	(8,148)	149,165	27,738
Collateralized mortgage obligations	116,572	(6,792)	-	(6,448)	37,201	140,533	9,611
Commercial mortgage-backed securities	200,414	5,436	-	(253)	-	205,597	67,121
Foreign government & agency securities	9,200	305	-	(105)	-	9,400	200
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,505	10,377	-	4,915	(32,412)	117,385	14,312
Total trading fixed maturity securities	605,958	25,743	-	(6,262)	(3,359)	622,080	118,982

Derivative instruments – receivable	2,668	46	-	385	-	3,099	46
Other invested assets	-	-	-	-	-	-	-
Short-term investments	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	620,980	26,047	(168)	(2,841)	(6,116)	637,902	119,028

Other assets
Separate account assets (1)	801,873	25,804	-	(66,872)	(39,879)	720,926	125,100

Total assets measured at fair value on a recurring basis	$1,422,853	$ 51,851	$ (168)	$ (69,713)	$ (45,995)	$1,358,828	$ 244,128

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the six-month period ended June 30, 2009 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in total (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$ 335,612	$ (82,247)	$ -	$ 27,124	$ -	$280,489	$ (74,916)
Guaranteed minimum accumulation benefit liability	358,604	(170,707)	-	9,892	-	197,789	(165,068)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	106,619	(1,151)	-	(2,677)	-	102,791	(4,081)
Total other policy liabilities	800,835	(254,105)	-	34,339	-	581,069	(244,065)

Derivative instruments – payable	42,066	4,130	-	-	-	46,196	4,130

Total liabilities measured at fair value on a recurring basis	$ 842,901	$ (249,975)	$ -	$ 34,339	$ -	$627,265	$ (239,935)

Total realized and unrealized gains (losses), related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the six-month period ended June 30, 2009, are reported as follows (in 000’s):

	Total realized gains (losses) included in earnings	Change in unrealized gains (losses) related to assets still held at the reporting date
Net investment income	$25,743	$118,982
Net derivative income	250,021	239,981
Net realized investment gains, excluding impairment losses on available-for-sale securities	258	-
Net gains	$276,022	$358,963

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended June 30, 2010 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in total gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Available-for-sale fixed maturity securities:
Asset-backed securities	$ 29	$ (10)	$ 3	$ -	$ -	$ 22	$ -
Residential mortgage-backed securities	-	-	-	-	-	-	-
Commercial mortgage-backed securities	1,135	(64)	300	-	-	1,371	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	939	(6)	(1)	-	(254)	678	-
Total available-for-sale fixed maturity securities	2,103	(80)	302	-	(254)	2,071	-

Trading fixed maturity securities:
Asset-backed securities	48,924	769	-	(261)	(1,764)	47,668	921
Residential mortgage-backed securities	105,554	473	-	(3,268)	(4,436)	98,323	1,388
Commercial mortgage-backed securities	12,892	1,294	-	48,607	-	62,793	2,439
Foreign government & agency securities	15,093	(455)	-	-	-	14,638	(58)
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	96,653	(6,863)	-	4,416	(45,655)	48,551	979
Total trading fixed maturity securities	279,116	(4,782)	-	49,494	(51,855)	271,973	5,669

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Equity contracts	11,956	(7,048)	-	(3,185)	-	1,723	(7,049)
Futures	-	-	-	-	-	-	-
Total derivative instruments– receivable	11,956	(7,048)	-	(3,185)	-	1,723	(7,049)

Other invested assets	-	128	-	1,486	-	1,614	128
Short-term investments	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	293,175	(11,782)	302	47,795	(52,109)	277,381	(1,252)

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-
Equity investments	7	11	-	179	-	197	10
Fixed income investments	313,747	(78)	-	(88,136)	(132,570)	92,963	(2,723)
Alternative investments	259,762	(10,187)	-	20,182	-	269,757	(9,519)
Other investments	725	-	-	-	(725)	-	-
Total separate account assets (1)	$574,241	$(10,254)	-	(67,775)	(133,295)	362,917	(12,232)

Total assets measured at fair value on a recurring basis	$867,416	$(22,036)	$ 302	$ (19,980)	$ (185,404)	$ 640,298	$ (13,484)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended June 30, 2010 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in total (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$ 168,786	$ 385,563	$ -	$ 63,680	$ -	$ 618,029	$ 480,587
Guaranteed minimum accumulation benefit liability	46,030	180,406	-	5,475	-	231,911	181,178
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	139,012	(21,771) )	-	1,046	-	118,287	(11,167)
Total other policy liabilities	353,828	544,198	-	70,201	-	968,227	650,598
			-
Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Credit contracts	34,612	(886)	-	-	-	33,726	(886)
Futures	-	-	-	-	-	-	-
Total derivative instruments – payable	34,612	(886)	-	-	-	33,726	(886)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$ 388,440	$543,312	$ -	$ 70,201	$ -	$ 1,001,953	$ 649,712

Total realized and unrealized gains (losses), related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the three-month period ended June 30, 2010, are reported as follows (in 000’s):

	Total realized gains (losses) included in earnings	Change in unrealized gains (losses) related to assets still held at the reporting date
Net investment (loss) income	$(4,654)	$5,797
Net derivative loss	(550,360)	(656,761)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(80)	-
Net loss	$(555,094)	$(650,964)

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended June 30, 2009 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Collateralized mortgage obligations	2,523	76	44	-	-	2,643	-
Commercial mortgage-backed securities	65	(14)	4	-	-	55	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	1,749	119	1,972	3,198	2,987	10,025	-
Total available-for-sale fixed maturity securities	4,337	181	2,020	3,198	2,987	12,723	-

Trading fixed maturity securities:
Asset-backed and mortgage-backed securities	96,603	39,850	-	(1,700)	14,412	149,165	46,505
Collateralized mortgage obligations	103,126	6,443	-	(3,266)	34,230	140,533	9,607
Commercial mortgage-backed securities	177,827	27,857	-	(87)	-	205,597	61,187
Foreign government & agency securities	9,450	55	-	(105)	-	9,400	(50)
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	98,795	9,719	-	8,074	797	117,385	13,581
Total trading fixed maturity securities	485,801	83,924	-	2,916	49,439	622,080	130,830

Derivative instruments – receivable	2,361	619	-	119	-	3,099	619
Other invested assets	-	-	-	-	-	-	-
Short-term investments
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	492,499	84,724	2,020	6,233	52,426	637,902	131,449

Other assets
Separate account assets (1)	558,767	13,616	-	178,970	(30,427)	720,926	101,168

Total assets measured at fair value on a recurring basis	$ 1,051,266	$ 98,340	$ 2,020	$185,203	$21,999	$1,358,828	$232,617

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

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$ 377,589	$ (113,203)	$ -	$ 16,103	$ -	$280,489	$ (109,487)
Guaranteed minimum accumulation benefit liability	326,105	(133,626)	-	5,310	-	197,789	(131,035)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	90,055	8,759	-	3,977	-	102,791	10,889
Total other policy liabilities	793,749	(238,070)	-	25,390	-	581,069	(229,633)

Derivative instruments – payable	39,143	7,053	-	-	-	46,196	7,053

Total liabilities measured at fair value on a recurring basis	$ 832,892	$ (231,017)	$ -	$ 25,390	$ -	$627,265	$ (222,580)

Total realized and unrealized gains (losses), related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the three-month period ended June 30, 2009, are reported as follows (in 000’s):

	Total realized gains (losses) included in earnings	Change in unrealized gains (losses) related to assets still held at the reporting date
Net investment income	$83,924	$130,830
Net derivative income	231,636	223,199
Net realized investment gains, excluding impairment losses on available-for-sale securities	181	-
Net gains	$315,741	$354,029

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the six-month period ended June 30, 2010, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ -
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	7,184	-	-	(7,184)
Total available-for-sale fixed maturity securities	-	-	7,184	-	-	(7,184)

Trading fixed maturity securities:
Asset-backed securities	-	-	45,553	(9,070)	9,070	(45,553)
Residential mortgage-backed securities	-	-	91,399	(39,082)	39,082	(91,399)
Commercial mortgage-backed securities	-	-	696	-	-	(696)
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	55,326	-	-	(55,326)
Total trading fixed maturity securities			192,974	(48,152)	48,152	(192,974)

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Futures	-	-	-	-	-	-
Total derivative instruments– receivable	-	-	-	-	-	-

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	-	-	-	-	-	-
Fixed income investments	-	-	109,320	-	-	(109,320)
Alternative investments	-	-	2,969	-	-	(2,969)
Other investments	4,108	-	-	-	-	(4,108)
Total separate account assets	4,108	-	112,289	-	-	(116,397)

Total assets measured at fair value on a recurring basis	$ 4,108	$ -	$ 312,447	$ (48,152)	$ 48,152	$ (316,555)

The Company did not change the categorization of its financial instruments during the six-month period ended June 30, 2010.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the three-month period ended June 30, 2010, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ -
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	254	-	-	(254)
Total available-for-sale fixed maturity securities	-	-	254	-	-	(254)

Trading fixed maturity securities:
Asset-backed securities	-	-	7,908	(6,144)	6,144	(7,908)
Residential mortgage-backed securities	-	-	57,646	(53,210)	53,210	(57,646)
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	45,655	-	-	(45,655)
Total trading fixed maturity securities	-	-	111,209	(59,354)	59,354	(111,209)

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Futures	-	-	-	-	-	-
Total derivative instruments– receivable	-	-	-	-	-	-

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	-	-	-	-	-	-
Fixed income investments	-	-	132,570	-	-	(132,570)
Alternative investments	-	-	-	-	-	-
Other investments	725	-	-	-	-	(725)
Total separate account assets	725	-	132,570	-	-	(133,295)

Total assets measured at fair value on a recurring basis	$ 725	$ -	$ 244,033	$ (59,354)	$ 59,354	$ (244,758)

The Company did not change the categorization of its financial instruments during the three-month period ended June 30, 2010.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of Financial Instruments

FASB ASC Topic 825 “Financial Instruments” requires disclosure of the fair value of certain financial instruments including those that are not carried at fair value. FASB ASC Topic 825 also excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements.  The fair value amounts presented herein do not include the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items.  Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value to the Company.  Likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

The following table presents the Company's financial instruments whose carrying amounts and estimated fair values may differ (in 000’s) at:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Mortgage loans	$ 1,844,572	$ 1,760,625	$ 1,911,961	$ 1,937,199
Policy loans	713,834	874,430	722,590	837,029

Financial liabilities:
Contractholder deposit funds and other policy liabilities	13,907,754	13,748,239	14,104,892	13,745,774
Debt payable to affiliates	883,000	883,000	883,000	883,000

The following methods and assumptions were used by the Company in determining the estimated fair value of the above financial instruments:

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

Contractholder deposit funds and other policy liabilities: The fair values of the Company’s general account insurance reserves and contractholder deposits under investment-type contracts (e.g., insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.  The fair values of other deposits with future maturity dates are estimated using discounted cash flows.

Debt payable to affiliates: The fair value of notes payable and other borrowings is based on future cash flows discounted at the stated interest rate, considering all appropriate terms of the related agreements. Due to certain provisions included in such agreements, whereby the issuer of the notes has the ability to call each note at par with appropriate approvals, the fair value is equal to par value.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS

Fixed Maturity Securities

The amortized cost and fair value of fixed maturity securities at June 30, 2010, were as follows (in 000’s):

			Gross
Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Unrealized Temporary Losses	OTTI Losses(1)	Fair Value
Non-corporate securities:
Asset-backed securities	$ 884	$ 44	$ (12)	$ -	$ 916
Residential mortgage-backed securities	38,625	2,887	(1)	-	41,511
Commercial mortgage-backed securities	16,237	521	(2,594)	-	14,164
Foreign government & agency securities	507	48	-	-	555
U.S. states and political subdivisions securities	218	2	-	-	220
U.S. treasury and agency securities	366,749	5,914	-		372,663
Total non-corporate securities	423,220	9,416	(2,607)	-	430,029

Corporate securities	1,031,383	100,335	(13,205)	(13,189)	1,105,324

Total available-for-sale fixed maturity securities	$ 1,454,603	$109,751	$ (15,812)	$ (13,189)	$ 1,535,353

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$ 564,687	$ 7,295	$ (168,542)	$ 403,440
Residential mortgage-backed securities	1,383,018	19,386	(361,117)	1,041,287
Commercial mortgage-backed securities	961,108	31,319	(238,074)	754,353
Foreign government & agency securities	124,158	10,425	-	134,583
U.S. states and political subdivisions securities	606	23	-	629
U.S. treasury and agency securities	845,094	5,491	-	850,585
Total non-corporate securities	3,878,671	73,939	(767,733)	3,184,877

Corporate securities	8,649,882	419,573	(185,358)	8,884,097

Total trading fixed maturity securities	$ 12,528,553	$ 493,512	$ (953,091)	$12,068,974

(1) Represents the before tax non-credit OTTI loss recorded as a component of accumulated other comprehensive income (“AOCI”) for assets still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturity Securities (Continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2009, were as follows (in 000’s):

			Gross
Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Unrealized Temporary Losses	OTTI Losses (1)	Fair Value
Non-corporate securities:
Asset-backed securities	$ 966	$ 42	$ (19)	$ -	$ 989
Residential mortgage-backed securities	45,531	2,170	-	-	47,701
Commercial mortgage-backed securities	18,566	114	(2,600)	-	16,080
Foreign government & agency securities	728	39	(7)	-	760
U.S. treasury and agency securities	38,063	1,156	(88)	-	39,131
Total non-corporate securities	103,854	3,521	(2,714)	-	104,661

Corporate securities	1,017,570	86,026	(18,993)	(13,748)	1,070,855

Total available-for-sale fixed maturity securities	$ 1,121,424	$ 89,547	$ (21,707)	$ (13,748)	$ 1,175,516

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$ 658,864	$ 6,766	$ (198,367)	$ 467,263
Collateralized mortgage obligations	-	-	-	-
Residential mortgage-backed securities	1,437,147	13,051	(409,307)	1,040,891
Commercial mortgage-backed securities	972,971	23,199	(357,241)	638,929
Foreign government & agency securities	76,971	6,277	-	83,248
U.S. treasury and agency securities	525,758	14,122	(2,350)	537,530
Total non-corporate securities	3,671,711	63,415	(967,265)	2,767,861

Corporate securities	8,371,250	300,777	(309,366)	8,362,661

Total trading fixed maturity securities	$ 12,042,961	$ 364,192	$(1,276,631)	$11,130,522

(1) Represents the before tax non-credit OTTI loss recorded as a component of AOCI for assets still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturity Securities (Continued)

The amortized cost and estimated fair value by maturity periods for fixed maturity securities held at June 30, 2010 are shown below (in 000’s).  Actual maturities may differ from contractual maturities on structured securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 10,418	$ 10,545
Due after one year through five years	708,653	769,137
Due after five years through ten years	86,699	97,159
Due after ten years	593,087	601,922
Subtotal – Maturities of available-for-sale fixed securities	1,398,857	1,478,763
ABS, RMBS and CMBS securities(1)	55,746	56,590
Total available-for-sale fixed securities	$ 1,454,603	$ 1,535,353

Maturities of trading fixed securities:
Due in one year or less	$ 1,458,931	$ 1,472,028
Due after one year through five years	4,506,225	4,660,436
Due after five years through ten years	2,288,341	2,410,246
Due after ten years	1,366,243	1,327,185
Subtotal – Maturities of trading fixed securities	9,619,740	9,869,895
ABS, RMBS and CMBS securities(1)	2,908,813	2,199,079
Total trading fixed securities	$ 12,528,553	$ 12,068,974

(1)	ABS, RMBS and CMBS securities are shown separately in the table as they are not due at a single maturity date.

Gross gains of $70.6 million and gross losses of $24.0 million were realized on the sale of available-for-sale fixed maturity securities for the six-month period ended June 30, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Unrealized Losses

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI.  These fair value and gross unrealized losses are aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at June 30, 2010 (in 000’s).

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	$ -	$ -	$ 22	$ (12)	$ 22	$ (12)
Residential mortgage-backed securities	195	(1)	-	-	195	(1)
Commercial mortgage-backed securities	-	-	4,287	(2,594)	4,287	(2,594)
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Total non-corporate securities	195	(1)	4,309	(2,606)	4,504	(2,607)

Corporate securities	64,350	(1,849)	154,727	(24,545)	219,077	(26,394)

Total	$ 64,545	$(1,850)	$ 159,036	$ (27,151)	$223,581	$(29,001)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment

The Company presents and discloses OTTI in accordance with FASB ASC Topic 320 beginning on April 1, 2009.  Securities whose fair value is less than their carrying amount are considered to be impaired and are evaluated for potential OTTI.  If the Company intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporarily impaired and the Company records a charge to earnings for the full amount of impairment based on the difference between the current carrying amount and fair value of the security.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories: credit loss and non-credit loss.  The credit loss portion is charged to net realized investment losses in the condensed consolidated statements of operations, while the non-credit loss is charged to other comprehensive income (loss).  When an unrealized loss on an available-for-sale fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings.

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

For those securities where the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell, the Company employs a portfolio monitoring process to identify securities that are other-than-temporarily impaired.  The Company utilizes a Credit Committee comprised of investment and finance professionals which meets at least quarterly to review individual issues or issuers that are of concern.  In determining whether a security is other-than-temporarily-impaired, the Credit Committee considers the factors described below.  The process involves a quarterly screening of all impaired securities.

Discrete credit events, such as a ratings downgrade, are also used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial position and its near-term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  In making these evaluations, the Credit Committee exercises considerable judgment.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment (continued)

“Watch List”- Management has concluded that the Company’s amortized cost will be recovered through timely collection of all contractually specified cash flows, but that changes in issuer-specific facts and circumstances require continued monitoring during the quarter.  A security is moved from the Monitor List to the Watch List when changes in issuer-specific facts and circumstances increase the possibility that a security may become impaired within the next 24 months.  No OTTI charge is recorded in the Company’s condensed consolidated statements of operations for unrealized losses on securities related to these issuers.

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

Structured securities, those rated single A or below in particular, are subject to certain provisions in FASB ASC Topic 325 “Investments–Other.”  These provisions require the Company to periodically update its best estimate of cash flows over the life of the security.  In the event that the fair value is less than the carrying amount and there has been an adverse change in the expected cash flows (as measured by comparing the original expected cash flows to the current expectation of cash flows, both discounted at the current effective rate), then an impairment charge is recorded to income.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third parties, along with assumptions and judgments about the future performance of the underlying collateral.  Losses incurred on the respective portfolios are based on expected loss models, not incurred loss models.  Expected cash flows include assumptions about key systematic risks and loan-specific information.

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

The Company recorded credit OTTI losses in its condensed consolidated statement of operations totaling $0.9 million for the six-month period ended June 30, 2010 for OTTI on its available-for-sale fixed maturity securities.  The $0.9 million credit loss OTTI recorded during the six-month period ended June 30, 2010 was concentrated in corporate debt of financial institutions.  These impairments were driven primarily by adverse financial conditions of the issuers.

The following tables roll forward the amount of credit losses recognized in earnings on debt securities, for which a portion of the OTTI was also recognized in other comprehensive income (in 000’s):

Six-month Period Ended June 30, 2010

Beginning balance, at January 1, 2010	$9,148
Add: Credit losses remaining in accumulated deficit related to the adoption of FASB ASC Topic 320	-
Add: Credit losses on OTTI not previously recognized	885
Less: Credit losses on securities sold	(1,699)
Less: Credit losses on securities impaired due to intent to sell	-
Add: Credit losses on previously impaired securities	-
Less: Increases in cash flows expected on previously impaired securities	(1,276)
Ending balance, at June 30, 2010	$7,058

Three-month Period Ended June 30, 2009

Beginning balance, at April 1, 2009	$-
Add: Credit losses remaining in accumulated deficit related to the adoption of FASB ASC Topic 320	27,805
Add: Credit losses on OTTI not previously recognized	4,834
Less: Credit losses on securities sold	-
Less: Credit losses on securities impaired due to intent to sell	-
Add: Credit losses on previously impaired securities	-
Less: Increases in cash flows expected on previously impaired securities	(127)
Ending balance, at June 30, 2009	$32,512

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Leveraged Leases

The Company was an owner participant in a trust that is a lessor in a leveraged lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was originally leased through a VIE for a term of 9.78 years.  The master lessee had the option to purchase the equipment at the expiration of the lease term.  The Company's equity investment in this VIE represented 8.33% of the partnership that provided 22.9% of the purchase price of the equipment.  The Company was not the primary beneficiary of this VIE and therefore did not consolidate this trust in its condensed consolidated financial statements.  The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment, and was non-recourse to the Company.  The leveraged lease investment was included as a part of other invested assets in the Company’s consolidated balance sheets.

On June 1, 2010, the master lessee elected to exercise a fixed price purchase option to purchase the equipment and the Company received $22.9 million in cash for its investment in the VIE and realized a $3.4 million gain in its condensed consolidated statement of operations.

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

Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flow payments at pre-determined intervals and are based upon or calculated by reference to changes in specified interest rates (fixed or floating), foreign currency exchange rates, or prices on an underlying principal balance (notional).  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency exchange swaps.  A single net payment is usually made by one counterparty at pre-determined dates. The net payment is recorded as a component of net derivative (loss) income in the Company’s condensed consolidated statement of operations.

Interest rate swaps are generally used to change the character of cash flows (e.g., fixed payments to floating rate payments) for duration matching purposes and to manage exposures to changes in the risk-free interest rate.

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Embedded Derivatives

The Company performs a quarterly analysis of its new contracts, agreements and financial instruments for embedded derivatives.  No embedded derivatives require bifurcation from financial assets.  However, the Company issues certain annuity contracts and enters into reinsurance agreements that contain derivatives embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or reinsurance agreement) and is carried at fair value.  Refer to Note 6 for further information regarding derivatives embedded in reinsurance contracts; see Note 9 for further information regarding derivatives embedded in annuity contracts.

The following is a summary of the Company’s derivative positions at:

	At June 30, 2010		At December 31, 2009
	Number of	Principal Notional	Number of	Principal Notional
	Contracts	Contracts	Contracts	Contracts

Interest rate swaps	79	$ 8,063,000	102	$ 8,883,000
Currency swaps	13	355,419	10	351,740
Credit default swaps	1	55,000	1	55,000
Equity swaps	-	-	2	4,908
Swaptions	1	350,000	5	1,150,000
Futures (1)	(22,999)	3,060,425	(13,811)	2,378,216
Index call options	7,536	1,471,410	7,345	1,313,381
Index put options	2,600	254,523	7,100	682,499
Total		$ 13,609,777		$ 14,818,744

(1)  Amount represents the Company’s short position

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

	At June 30, 2010		At December 31, 2009
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Fair Value (a)	Fair Value (a)	Fair Value (a)	Fair Value (a)

Interest rate contracts	$ 206,101	$ 560,939	$ 130,178	$ 532,401
Foreign currency contracts	29,511	5,690	56,032	905
Equity contracts	33,653	-	58,692	-
Credit contracts	-	33,726	-	34,349
Futures (b)	17,105	2,435	14,325	5,255
Total derivative instruments	286,370	602,790	259,227	572,910
Embedded derivatives (c)	-	1,019,282	11,308	417,764
Total	$ 286,370	$ 1,622,072	$ 270,535	$ 990,674

(a)	Amounts are presented without consideration of cross-transaction netting and collateral.
(b)	Futures include both interest rate and equity price risks.
(c)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

All realized and unrealized derivative gains and losses are recorded in net derivative (loss) income included in the Company’s condensed consolidated statements of operations.  The following is a summary of the Company’s realized and unrealized gains and losses by derivative type (in 000’s):

	For the six-month periods ended June 30,		For the three-month periods ended June 30,
	2010	2009	2010	2009

Interest rate contracts	$ (78,669)	$ 172,834	$ (36,225)	$ 104,868
Foreign currency contracts	(5,425)	(2,209)	(1,966)	(6,871)
Equity contracts	(14,012)	(41,488)	(8,783)	(49,194)
Credit contracts	623	(4,130)	886	(7,053)
Futures	140,402	(103,895)	212,177	(142,145)
Embedded derivatives	(610,084)	142,540	(691,804)	134,201
Net derivative (loss) income from continuing operations	$ (567,165)	$ 163,652	$ (525,715)	$ 33,806
Net derivative income from discontinued operations	$ -	$ 137,938	$ -	$ 124,485

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, the contractual requirements for transacting with counterparties and collateral support agreements, and the limitations on counterparty concentrations.  Exposures by counterparty and counterparty credit ratings are monitored closely.  The majority of the contracts are held with counterparties rated A- or higher.  As of June 30, 2010, the Company’s liability positions were linked to a total of 15 counterparties, of which the largest single unaffiliated counterparty payable, net of collateral, had credit exposure of $37.3 million to the Company.  As of June 30, 2010, the Company’s asset positions were linked to a total of 18 counterparties, of which the largest single unaffiliated counterparty receivable, net of collateral, had credit exposure of $7.8 million.

Credit-related Contingent Features

All derivative transactions are covered under standardized contractual agreements with counterparties, which include credit-related contingent features.  Certain counterparty relationships may also include supplementary agreements with such tailored terms as additional triggers for early terminations, acceptable practices related to cross-transaction netting and minimum thresholds for determining collateral.

Credit-related triggers include failure to pay or deliver on an obligation past certain grace periods, bankruptcy or the downgrade of credit ratings to below a stipulated level.  These triggers apply to both the Company and its counterparty.  The aggregate value of all derivative instruments with credit risk-related contingent features that were in a liability position at June 30, 2010 was approximately $602.8 million.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its liability positions, offset by the value of previously pledged collateral and cross-transaction netting.  If payments cannot be exchanged simultaneously at early termination, funds will also be held in escrow to facilitate settlement.  If an early termination was triggered on June 30, 2010, the Company would be expected to settle a net obligation of approximately $125.7 million.

If counterparties are unable to meet accelerated payment obligations, the Company may also be exposed to uncollectible asset positions, offset by the value of collateral that has been posted by the Company.

At June 30, 2010, the Company had collateral of $292.8 million pledged to counterparties, including a combination of cash and U.S. Treasury securities and other collateral. The Company was holding cash collateral posted by counterparties of $102.1 million.

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

Wealth Management Segment

The Wealth Management Segment manages a closed block of single premium whole life (“SPWL”) insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion at both June 30, 2010 and December 31, 2009.  This entire block of business is reinsured on a funds-withheld basis with SLOC, an affiliate.

The Company received regulatory approval on May 20, 2010 to amend the reinsurance agreement between the Company and SLOC, effective January 1, 2010.  The amended agreement contains a loss carryforward provision which mitigates the impact of temporary experience losses on the experience refund between the Company and SLOC.

Pursuant to this reinsurance agreement, the Company held the following assets and liabilities (in 000’s) at:

	June 30,	December 31,
	2010	2009
Assets Reinsurance receivable	$1,520,894	$1,540,697

Liabilities Contractholder deposit funds and other policy liabilities	1,496,944	1,493,145
Future contract and policy benefits	2,104	2,104
Reinsurance payable	1,565,278	1,603,711

The funds-withheld assets of $1.6 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively, are comprised of bonds, mortgage loans, policy loans, derivative instruments, and cash and cash equivalents that are managed by the Company.  The coinsurance treaty with funds-withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The change in value of this embedded derivative decreased derivative income by $13.5 million and $23.9 million for the three and six-month periods ended June 30, 2010, respectively, and by $57.5 million and $57.9 million for the three and six-month periods ended June 30, 2009, respectively.

By reinsuring the SPWL product, the Company increased (reduced) net investment income by $15.0 million and $(2.6) million for the three and six-month periods ended June 30, 2010, respectively, and by $(41.8) million and $(69.0) million for the three and six-month periods ended June 30, 2009, respectively.  The Company also reduced interest credited by $17.9 million and $35.4 million for the three and six-month periods ended June 30, 2010, respectively, and by $18.6 million and $37.6 million for the three and six-month periods ended June 30, 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Individual Protection Segment

The following are the Company’s significant reinsurance agreements that impact the Individual Protection Segment:

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with BarbCo 3, an affiliate, to cede all of the risks associated with certain in-force corporate and bank-owned variable universal life and private placement variable universal life policies on a combination coinsurance, coinsurance with funds-withheld and a modified coinsurance basis.  The reinsurance agreement covered in-force policies on the effective date and new sales through December 31, 2009.

Effective January 1, 2010, the Company and BarbCo 3 amended the agreement to include coverage of certain corporate and bank-owned variable universal life and private placement variable universal life insurance cases sold between December 31, 2009 and March 31, 2010, inclusive.  Reinsurance coverage continues for all cases sold prior to April 1, 2010.  However, cases sold on or after April 1, 2010 will not be reinsured.  This amendment also enabled the Company to discontinue reinsuring a portion of the covered business that was previously reinsured on a modified coinsurance basis, effective April 1, 2010.  The discontinuance of the business reinsured on a modified coinsurance basis did not have a material impact on the Company’s condensed consolidated financial statements.

At the inception of the transaction, BarbCo 3 paid an initial ceding commission to the Company of $41.5 million and the Company recorded a reinsurance payable and related reinsurance receivable of $370.7 million and $329.2 million, respectively.  The reinsurance payable included a funds-withheld liability of $247.9 million and a deferred gain of $122.8 million.  Pursuant to this agreement, the Company held the following assets and liabilities (in 000’s) at:

	June 30,	December 31,
	2010	2009
Assets Reinsurance receivable	$413,221	$422,486

Liabilities Contractholder deposit funds and other policy liabilities	462,279	466,899
Reinsurance payable	428,738	430,528

At June 30, 2010 and December 31, 2009, reinsurance payable includes a funds-withheld liability of $313.7 million and $307.8 million, respectively, and a deferred gain of $115.1 million and $118.9 million, respectively.  The funds-withheld assets are comprised of bonds, policy loans, and cash and cash equivalents that are managed by the Company.  The coinsurance treaty with funds-withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  At June 30, 2010 and December 31, 2009, the fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $29.5 million and $26.3 million, respectively.

The change in fair value of the embedded derivative reduced derivative income by $0.5 million and $3.2 million for the three and six-month periods ended June 30, 2010, respectively, and by $14.9 million and $11.6 million for the three and six-month periods ended June 30, 2009, respectively.  During the three and six-month periods ended June 30, 2010, the reinsurance agreement reduced revenues by $7.9 million and $16.3 million, respectively, and decreased expenses by $12.4 million and $22.7 million, respectively.  During the three and six-month periods ended June 30, 2009, the reinsurance agreement reduced revenues by $12.8 million and $20.9 million, respectively, and decreased expenses by $5.2 million and $14.5 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective December 31, 2007, the Company’s subsidiary, SLNY, entered into a reinsurance agreement with SLOC pursuant to which SLOC funds a portion of the statutory reserves required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38 (“AXXX reserves”), as adopted by the NAIC, attributable to certain individual universal life (“UL”) policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds-withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  Pursuant to this agreement, SLNY held the following assets and liabilities at (in 000’s):

	June 30,	December 31,
	2010	2009
Assets Reinsurance receivable	$121,772	$103,802

Liabilities Contractholder deposit funds and other policy liabilities	105,721	84,606
Future contract and policy benefits	13,582	10,518
Reinsurance payable	198,771	182,000

Reinsurance payable includes a funds-withheld liability of $150.5 million and $128.4 million at June 30, 2010 and December 31, 2009, respectively; and a deferred gain of $47.5 million and $50.3 million at June 30, 2010 and December 31, 2009, respectively.  The funds-withheld assets comprised of trading fixed maturity securities and mortgage loans are being managed by the Company.  The coinsurance treaty with funds-withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative increased (decreased) contractholder deposit funds and other policy liabilities by $8.2 million and $(0.7) million at June 30, 2010 and December 31, 2009, respectively.  The change in fair value of this embedded derivative (decreased) increased derivative income by $7.5 million and $8.9 million for the three and six-month periods ended June 30, 2010, respectively, and $5.6 million and $4.1 million for the three and six-month periods ended June 30, 2009, respectively.

The reinsurance agreement between SLOC and SLNY decreased revenues by approximately $13.3 million and $20.2 million for the three and six-month periods ended June 30, 2010, respectively, and $9.4 million and $11.7 million for the three and six-month periods ended June 30, 2009, respectively.  This agreement also decreased benefits and expenses by approximately $9.2 million and $13.8 million for the three and six-month periods ended June 30, 2010, respectively, and $3.9 million and $9.2 million for the three and six-month periods ended June 30, 2009, respectively.

The Company has other reinsurance agreements with SLOC and several unrelated companies, which provide reinsurance for portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”) and corporate owned life insurance (“COLI”) policies.  These amounts are reinsured on a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements have decreased revenues by approximately $41.3 million and $80.3 million for the three and six-month periods ended June 30, 2010, respectively, and $44.6 million and $87.7 million for the three and six-month periods ended June 30, 2009, respectively. These agreements have also decreased expenses by approximately $39.7 million and $81.3 million for the three and six-month periods ended June 30, 2010, respectively, and $31.9 million and $61.9 million for the three and six-month periods ended June 30, 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Group Protection Segment

SLNY has several agreements with unrelated companies whereby the unrelated companies reinsure the mortality and morbidity risks of certain of the SLNY group contracts.

SLNY has an agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At June 30, 2010 and December 31, 2009, SLNY held policyholder liabilities related to this agreement of $28.8 million and $30.3 million, respectively.  In addition, the reinsurance agreement increased revenues by $12.2 million and $24.6 million for the three and six-month periods ended June 30, 2010, respectively, and by $13.1 million and $27.1 million for the three and six-month periods ended June 30, 2009, respectively.  This agreement also increased benefits and expenses by $12.0 million and $22.6 million for the three and six-month periods ended June 30, 2010, respectively, and by $12.9 million and $23.6 million for the three and six-month periods ended June 30, 2009, respectively.

7. COMMITMENTS AND CONTINGENCIES

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  The Company recorded benefits of $4.1 million and $8.2 million for the three and six-month periods ended June 30, 2010, respectively, and $4.1 million and $8.2 million for the three and six-month periods ended June 30, 2009, respectively, related to the separate account DRD.

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

8.  RETIREMENT PLANS

Effective December 31, 2009, the Company transferred all of its employees to an affiliate, Sun Life Services, with the exception of 28 employees who were transferred to SLFD, another affiliate.  As a result of this transaction, the Company transferred pension and other employee benefit liabilities, accumulated other comprehensive losses related to pension and other postretirement plans, and cash to Sun Life Services.  Concurrent with this transaction, Sun Life Services became the sponsor of the retirement plans described below.  The employee transfer did not change the provisions of the related retirement plans.  The annual cost to the Company of these benefits is allocated by Sun Life Services and charged to the Company in a manner consistent with the allocation of employee compensation expenses.

Prior to the December 31, 2009 employee transfer, the Company sponsored the staff qualified pension plan and the staff nonqualified pension plan (collectively, the “Pension Plans”) for its employees and certain affiliated employees.  Expenses related to the Pension Plans were allocated to participating companies in a manner consistent with the allocation of employee compensation expenses.

Prior to the December 31, 2009 employee transfer, the Company sponsored a postretirement benefit plan for its employees and certain affiliated employees providing certain health, dental and life insurance benefits for retired employees and dependents (the “Other Benefit Plan”).  Expenses related to the Other Benefit Plan were allocated to participating companies based on the number of participants.

For the three-month period ended June 30, 2010, Sun Life Services allocated to the Company expenses of $0.8 million and $1.1 million for the Pension Plans and the Other Benefit Plan, respectively.  For the six-month period ended June 30, 2010, expenses of $1.6 million and $2.2 million for the Pension Plans and the Other Benefit Plan, respectively, were allocated to the Company.

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at June 30, 2010 (in 000’s, except for age data):

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum death	$ 17,147,816	$ 2,877,440	66.6
Minimum income	$ 171,714	$ 88,837	61.8
Minimum accumulation or withdrawal	$ 9,827,580	$ 482,953	63.6

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2009:

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum death	$ 16,947,362	$ 2,459,360	66.2
Minimum income	$ 194,780	$ 84,591	61.5
Minimum accumulation or withdrawal	$ 8,866,525	$ 212,371	63.0
1 Net amount at risk represents the difference between guaranteed benefits and the account balance.

The following roll-forward summarizes the change in reserves for the Company’s guaranteed minimum death and income benefits at June 30, 2010 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2009	$ 96,267	$ 10,058	$ 106,325

Benefit ratio change / Assumption changes	15,471	2,651	18,122
Incurred guaranteed benefits	4,536	755	5,291
Paid guaranteed benefits	(16,678)	(1,997)	(18,675)
Interest	13,687	336	14,023

Balance at June 30, 2010	$ 113,283	$ 11,803	$ 125,086

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserves for the Company’s guaranteed minimum death and income benefits at June 30, 2009 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2008	$ 201,648	$ 18,773	$ 220,421

Benefit ratio change / Assumption changes	(13,051)	(634)	(13,685)
Incurred guaranteed benefits	22,778	1,703	24,481
Paid guaranteed benefits	(64,957)	(2,366)	(67,323)
Interest	6,820	767	7,587

Balance at June 30, 2009	$ 153,238	$ 18,243	$ 171,481

The liability for death and income benefit guarantees is established equal to a benefit ratio, multiplied by the cumulative contract charges earned, plus accrued interest, less contract benefit payments.  The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges.  The benefit ratio may be in excess of 100%.  For guarantees in the event of death, benefits represent the current guaranteed minimum death payments in excess of the current account balance.  For guarantees at annuitization, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

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

GMABs and GMWBs are considered to be derivatives under FASB ASC Topic 815 and are recorded at fair value through earnings.  The Company incorporates actively-managed volatility adjustments, a credit standing adjustment, and a behavior risk margin in its calculation of the embedded derivative.  The net balance of GMABs and GMWBs constituted a liability in the amount of $849.9 million and $250.5 million at June 30, 2010 and December 31, 2009, respectively.  The Company records GMAB and GMWB reserves in its condensed consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. GOODWILL

The Company’s goodwill represents the intangible asset related to the transfer of goodwill to SLNY, based on agreements between SLNY and SLHIC pursuant to which the existing and future New York issued business of SLHIC was transferred to SLNY (collectively the “SLHIC to SLNY asset transfer”).  Goodwill is allocated to the Group Protection Segment.  In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill during the second quarter of 2010 and concluded that this asset was not impaired.

11. INCOME TAXES

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

The Company’s net deferred tax asset at June 30, 2010 was comprised of gross deferred tax assets and gross deferred tax liabilities.  The gross deferred tax assets are primarily related to unrealized investment security losses, actuarial liabilities and net operating loss (“NOL”) carryforwards, as well as capital loss carryforwards.  If unutilized, the NOL carryforwards and a majority of the capital loss carryforwards will begin to expire in 2023 and 2014, respectively.  The Company’s net deferred tax asset was $396.7 million and $549.8 million at June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, no valuation allowance has been recorded against deferred tax assets for investment losses because the Company believes that it is more likely than not that the deferred tax assets related to the impairment losses will be realized due to tax planning strategies related to certain MBS, the Company’s intent and ability to hold the related investment securities to maturity, and other tax planning strategies. For the remaining unrealized investment losses, the Company believes that it is more likely than not that the related deferred tax assets will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of amortized cost.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following Condensed Consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission (the “SEC”) and in accordance with SEC Rule 12h-5.

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

Condensed Consolidating Statements of Operations
For the six-month period ended June 30, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$8,307	$59,935	$-	$-	$68,242
Net investment income (1)	771,636	78,304	1,507	-	851,447
Net derivative loss	(520,184)	(46,981)	-	-	(567,165)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	16,382	600	(643)	-	16,339
Other-than-temporary impairment losses	(735)	(150)	-	-	(885)
Fee and other income	218,342	13,499	4,387	-	236,228

Total revenues	493,748	105,207	5,251	-	604,206

Benefits and Expenses

Interest credited	151,353	25,011	447	-	176,811
Interest expense	26,495	(43)	-	-	26,452
Policyowner benefits	71,083	45,374	120	-	116,577
Amortization of DAC, VOBA and VOCRA	(294,707)	41,475	-	-	(253,232)
Other operating expenses	136,147	19,509	4,137	-	159,793

Total benefits and expenses	90,371	131,326	4,704	-	226,401

Income (loss) before income tax expense (benefit)	403,377	(26,119)	547	-	377,805

Income tax expense (benefit)	130,618	(9,411)	147	-	121,354
Equity in the net loss of subsidiaries	(16,308)	-	-	16,308	-

Net income (loss)	$256,451	$(16,708)	$400	$16,308	$256,451

    (1)   SLUS as Parent, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $415.0 million, $34.9 million and $0.0 million, respectively, for the six-month period ended June 30, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the six-month period ended June 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$4,946	$60,549	$-	$-	$65,495
Net investment income (1)	1,092,664	121,827	2,452	-	1,216,943
Net derivative income	152,789	10,863	-	-	163,652
Net realized investment (losses) gains, excluding impairment losses on available-for-sale securities	(2,392)	44	(489)	-	(2,837)
Other-than-temporary impairment losses	(4,450)	(181)	(203)	-	(4,834)
Fee and other income	160,966	3,405	2,297	-	166,668

Total revenues	1,404,523	196,507	4,057	-	1,605,087

Benefits and Expenses

Interest credited	198,014	26,164	980	-	225,158
Interest expense	24,937	801	-	-	25,738
Policyowner benefits	49,909	38,712	1,415	-	90,036
Amortization of DAC, VOBA and VOCRA	378,340	23,480	-	-	401,820
Other operating expenses	74,089	17,962	1,693	-	93,744

Total benefits and expenses	725,289	107,119	4,088	-	836,496

Income (loss) from continuing operations before income tax expense	679,234	89,388	(31)	-	768,591

Income tax expense	242,528	31,018	337	-	273,883
Equity in the net income of subsidiaries	54,218	-	-	(54,218)	-

Net income (loss) from continuing operations	490,924	58,370	(368)	(54,218)	494,708

Loss from discontinued operations, net of tax	-	-	(3,784)	-	(3,784)

Net income (loss)	$490,924	$58,370	$(4,152)	$(54,218)	$490,924

(1)  SLUS as Parent, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $848.1 million, $93.3 million and $0.0 million, respectively, for the six-month period ended June 30, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended June 30, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$3,216	$29,962	$-	$-	$33,178
Net investment income (1)	367,226	40,005	387	-	407,618
Net derivative loss	(472,235)	(53,480)	-	-	(525,715)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	12,012	204	(1,042)	-	11,174
Other-than-temporary impairment losses	-	-	-	-	-
Fee and other income	109,625	8,492	2,358	-	120,475

Total revenues	19,844	25,183	1,703	-	46,730

Benefits and Expenses

Interest credited	74,697	12,478	253	-	87,428
Interest expense	9,383	(28)	-	-	9,355
Policyowner benefits	60,497	21,390	87	-	81,974
Amortization of DAC, VOBA and VOCRA	(430,028)	5,087	-	-	(424,941)
Other operating expenses	66,161	10,527	2,195	-	78,883

Total benefits and expenses	(219,290)	49,454	2,535	-	(167,301)

Income (loss) before income tax expense (benefit)	239,134	(24,271)	(832)	-	214,031

Income tax expense (benefit)	78,133	(8,628)	(274)	-	69,231
Equity in the net loss of subsidiaries	(16,201)	-	-	16,201	-

Net income (loss)	$144,800	$(15,643)	$(558)	$16,201	$144,800

 (1) SLUS as parent, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $161.7 million, $17.8 million and $0.0 million, respectively, for the three-month period ended June 30, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended June 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$3,433	$29,522	$-	$-	$32,955
Net investment income (1)	967,097	105,031	1,158	-	1,073,286
Net derivative income	23,539	10,267	-	-	33,806
Net realized investment (losses) gains, excluding impairment losses on available-for-sale securities	(446)	45	(539)	-	(940)
Other-than-temporary impairment losses	(4,450)	(181)	(203)	-	(4,834)
Fee and other income	84,852	4,392	1,223	-	90,467

Total revenues	1,074,025	149,076	1,639	-	1,224,740

Benefits and Expenses

Interest credited	97,907	13,952	515	-	112,374
Interest expense	13,659	(1)	-	-	13,658
Policyowner benefits	(32,645)	19,624	1,070	-	(11,951)
Amortization of DAC, VOBA and VOCRA	475,058	34,186	-	-	509,244
Other operating expenses	37,731	8,160	912	-	46,803

Total benefits and expenses	591,710	75,921	2,497	-	670,128

Income (loss) from continuing operations before income tax expense (benefit)	482,315	73,155	(858)	-	554,612

Income tax expense (benefit)	174,134	27,060	(14)	-	201,180
Equity in the net income of subsidiaries	133,129	-	-	(133,129)	-

Net income (loss) from continuing operations	441,310	46,095	(844)	(133,129)	353,432

Income from discontinued operations, net of tax	-	-	87,878	-	87,878

Net income	$441,310	$46,095	$87,034	$(133,129)	$441,310

 (1) SLUS as parent, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $819.4 million, $92.1 million and $0.0 million, respectively, for the three-month period ended June 30, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at June 30, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value	$1,245,552	$237,809	$51,992	$-		$1,535,353
Trading fixed maturity securities at fair value	10,582,486	1,486,488	-	-		12,068,974
Investment in subsidiaries	527,003	-	-	(527,003)		-
Mortgage loans	1,633,567	183,526	27,479	-		1,844,572
Derivative instruments – receivable	286,370	-	-	-		286,370
Limited partnerships	46,418	-	-	-		46,418
Real estate	159,184	-	45,208	-		204,392
Policy loans	691,294	1,499	21,041	-		713,834
Other invested assets	6,831	1,110	-	-		7,941
Short-term investments	75,086	-	-	-		75,086
Cash and cash equivalents	1,892,969	166,766	15,264	-		2,074,999
Total investments and cash	17,146,760	2,077,198	160,984	(527,003)		18,857,939

Accrued investment income	204,279	19,843	1,746	-		225,868
Deferred policy acquisition costs	2,400,451	159,424	-	-		2,559,875
Value of business and customer renewals acquired	167,189	5,188	-	-		172,377
Net deferred tax asset	381,229	11,097	4,403	-		396,729
Goodwill	-	7,299	-	-		7,299
Receivable for investments sold	549,850	3,014	-	-		552,864
Reinsurance receivable	2,226,183	142,796	35	-		2,369,014
Other assets	99,788	41,404	2,524	(14,316)		129,400
Separate account assets	22,522,319	1,044,851	37,214	-		23,604,384

Total assets	$45,698,048	$3,512,114	$206,906	$(541,319)		$48,875,749

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,185,730	$1,654,396	$24,580	$-		$16,864,706
Future contract and policy benefits	722,728	104,410	207	-		827,345
Payable for investments purchased	169,730	25,817	-	-		195,547
Accrued expenses and taxes	107,478	10,489	1,806	(14,316)		105,457
Debt payable to affiliates	883,000	-	-	-		883,000
Reinsurance payable	2,001,443	217,983	35	-		2,219,461
Derivative instruments – payable	602,790	-	-	-		602,790
Other liabilities	222,498	44,790	25,439	-		292,727
Separate account liabilities	22,522,319	1,044,851	37,214	-		23,604,384

Total liabilities	$42,417,716	$3,102,736	$89,281	$(14,316)	$ ,488	45,595,417

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)		$6,437
Additional paid-in capital	3,927,875	389,963	95,929	(485,892)		3,927,875
Accumulated other comprehensive income (loss)	52,475	3,307	1,582	(4,889)		52,475
(Accumulated deficit) retained earnings	(706,455)	14,008	17,572	(31,580)		(706,455)

Total stockholder’s equity	3,280,332	409,378	117,625	(527,003)		3,280,332

Total liabilities and stockholder’s equity	$45,698,048	$3,512,114	$206,906	$(541,319)		$48,875,749

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the six-month period ended June 30, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income (loss)	$256,451	$(16,708)	$400	$16,308	$256,451
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investments	8,356	1,597	412	-	10,365
Amortization of DAC, VOBA and VOCRA	(294,707)	41,475	-	-	(253,232)
Depreciation and amortization	1,858	156	416	-	2,430
Net losses on derivatives	462,688	46,981	-	-	509,669
Net realized (gains) losses and OTTI credit losses on available-for-sale investments	(15,647)	(450)	643	-	(15,454)
Net increase in fair value of trading investments	(414,928)	(34,926)	-	-	(449,854)
Net realized losses (gains) on trading investments	37,643	(6,821)	-	-	30,822
Undistributed loss on private equity limited partnerships	492	-	-	-	492
Interest credited to contractholder deposits	151,353	25,011	447	-	176,811
Deferred federal income taxes	152,706	(8,684)	(266)	-	143,756
Equity in net loss of subsidiaries	16,308	-	-	(16,308)	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(104,733)	(13,213)	-	-	(117,946)
Accrued investment income	7,446	(2,792)	69	-	4,723
Net change in reinsurance receivable/payable	32,707	4,023	59	-	36,789
Future contract and policy benefits	6,552	5,155	-	-	11,707
Other, net	110,812	27,657	(441)	-	138,028

Net cash provided by operating activities	415,357	68,461	1,739	-	485,557

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	263,284	15,673	5,695	-	284,652
Trading fixed maturity securities	1,085,123	403,321	-	-	1,488,444
Mortgage loans	103,022	5,428	178	(16,208)	92,420
Real estate	-	1,000	-	(1,000)	-
Other invested assets	151,609	790	501	-	152,900
Purchases of:
Available-for-sale fixed maturity securities	(519,345)	(79,282)	(3,665)	-	(602,292)
Trading fixed maturity securities	(2,050,758)	(421,351)	-	-	(2,472,109)
Mortgage loans	(43)	(28,440)	(16,276)	16,208	(28,551)
Real estate	(2,627)	-	(347)	1,000	(1,974)
Other invested assets	(27,963)	(292)	-	-	(28,255)
Net change in other investments	-	-	-	-	-
Net change in policy loans	9,680	(1,229)	305	-	8,756
Net change in short-term investments	1,133,234	58,991	-	-	1,192,225

Net cash provided by (used in) investing activities	$145,216	$(45,391)	$(13,609)	$-	$86,216

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the six-month period ended June 30, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$552,828	$95,073	$-	$-	$647,901
Withdrawals from contractholder deposit funds	(1,210,817)	(123,089)	(2,216)	-	(1,336,122)
Additional capital contributed to subsidiaries	(17,520)	-	-	17,520	-
Capital contribution from Parent	400,000	-	17,520	(17,520)	400,000
Debt proceeds	-	-	-	-	-
Other, net	(9,086)	(3,610)	(65)	-	(12,761)

Net cash (used in) provided by financing activities	(284,595)	(31,626)	15,239	-	(300,982)

Net change in cash and cash equivalents	275,978	(8,556)	3,369	-	270,791

Cash and cash equivalents, beginning of period	1,616,991	175,322	11,895	-	1,804,208

Cash and cash equivalents, end of period	$1,892,969	$166,766	$15,264	$-	$2,074,999

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the six-month period ended June 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income (loss)	$490,924	$58,370	$(4,152)	$(54,218)	$490,924
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	8,042	307	7	-	8,356
Amortization of DAC, VOBA and VOCRA	378,340	23,480	-	-	401,820
Depreciation and amortization	2,250	156	400	-	2,806
Net gains on derivatives	(217,839)	(10,863)	-	-	(228,702)
Net realized losses and OTTI credit losses on available-for-sale investments	6,842	137	692	-	7,671
Net increase in fair value of trading investments	(848,138)	(93,295)	-	-	(941,433)
Net realized losses (gains) on trading investments	131,142	4,671	(1)	-	135,812
Undistributed losses in private equity limited partnerships	11,750	-	-	-	11,750
Interest credited to contractholder deposits	198,014	26,164	980	-	225,158
Deferred federal income taxes	249,270	32,639	(400)	-	281,509
Equity in net loss of subsidiaries	(54,218)	-	-	54,218	-
Changes in assets and liabilities:
Additions to DAC, VOBA and VOCRA	(173,266)	(27,287)	-	-	(200,553)
Accrued investment income	(277)	1,251	(11)	-	963
Net change in reinsurance receivable/payable	101,044	2,161	958	-	104,163
Future contract and policy benefits	(52,199)	1,460	(1)	-	(50,740)
Other, net	(10,920)	(123,699)	219	-	(134,400)
Adjustments related to discontinued operations	-	-	137,204	-	137,204

Net cash provided by (used in) operating activities	220,761	(104,348)	135,895	-	252,308

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	23,038	3,406	222	-	26,666
Trading fixed maturity securities	509,915	65,176	14,731	-	589,822
Mortgage loans	110,608	4,999	-	-	115,607
Other invested assets	74,825	1,595	-	-	76,420
Purchases of:
Available-for-sale fixed maturity securities	(390,687)	(1,626)	(311)	-	(392,624)
Trading fixed maturity securities	(20,183)	(111,299)	194	-	(131,288)
Mortgage loans	(49,774)	-	(5,563)	-	(55,337)
Real estate	166	-	(211)	-	(45)
Other invested assets	(57,784)	(15)	-	-	(57,799)
Net change in other investments	(96,445)	10,250	-	-	(86,195)
Net change in policy loans	7,331	(52)	2,462	-	9,741
Net change in short-term investments	104,149	69,977	(56,297)	-	117,829

Net cash provided by (used in) investing activities	$215,159	$42,411	$(44,773)	$-	$212,797

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the six-month period ended June 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,294,570	$296,642	$22,115	$-	$1,613,327
Withdrawals from contractholder deposit funds	(1,395,483)	(129,392)	(7,427)	-	(1,532,302)
Additional capital contributed to subsidiaries	(45,551)	-	-	45,551	-
Capital contribution from Parent	748,652	-	45,551	(45,551)	748,652
Debt proceeds	-	-	100,000	-	100,000
Other, net	(34,258)	(6,074)	176	-	(40,156)

Net cash provided by financing activities	567,930	161,176	160,415	-	889,521

Net change in cash and cash equivalents	1,003,850	99,239	251,537	-	1,354,626

Cash and cash equivalents, beginning of period	733,518	261,989	29,161	-	1,024,668

Cash and cash equivalents, end of period	$1,737,368	$361,228	$280,698	$-	$2,379,294

13. SUBSEQUENT EVENTS

On July 1 and July 8, 2010, the Company paid $900.0 million and $10.0 million, respectively, to LLC due to the maturity of the floating rate funding agreements that the Company issued to LLC on June3, 2005 and April 7, 2008.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) (the “Company”), elects to omit the Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the condensed consolidated statements of operations between the six-month periods ended June 30, 2010 and June 30, 2009.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

➢	Deferred policy acquisition costs (“DAC”);
➢	Value of business acquired (“VOBA”);
➢	Value of customer renewals acquired (“VOCRA”);
➢	Derivative instruments;
➢	Fair value of financial instruments;
➢	Policy liabilities and accruals;
➢	Other-than-temporary impairments (“OTTI”) of investments;
➢	Goodwill valuation;
➢	Allowance for loan loss;
➢	Valuation allowance on deferred tax assets; and
➢	Provisions for income taxes.

In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For additional information concerning the Company’s critical accounting estimates, see Management’s Discussion and Analysis of Financial Position and Result of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009:

Net Income

The Company’s net income was $256.5 million and $490.9 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The significant changes are described below.

Discontinued Operations

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of the Company’s wholly-owned subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), to Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”).  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and is not included in the Company’s condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, or the condensed consolidated statements of operations for the six-month period ended June 30, 2010.  In addition, Sun Life Vermont’s net loss for the six-month period ended June 30, 2009 is separately presented as a loss from discontinued operations.  The following table provides a summary of operations of Sun Life Vermont for the six-month period ended June 30, 2009 (in 000’s):

Total revenues	$(4,010)
Total benefits and expenses	8,908
Loss before income tax benefit	(12,918)

Net loss	$(3,784)

Continuing Operations

The significant changes in the Company’s condensed consolidated statements of operations during the six-month period ending June 30, 2010 and 2009, respectively, excluding Sun Life Vermont are described below:

REVENUES

Total revenues were $604.2 million and $1,605.1 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The decrease of $1,000.9 million was primarily due to the following:

Premium and annuity considerations - were $68.2 million and $65.5 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The $2.7 million change was primarily due to an increase in annuity considerations.

Net investment income - was $851.4 million and $1,216.9 million for the six-month periods ended June 30, 2010 and 2009, respectively.  Investment income, excluding the mark-to-market of the trading portfolio, partnership income and ceded investment income, was $414.7 million and $368.7 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The increase of $46.0 million during 2010, as compared to 2009, was primarily the result of higher average investment yields which increased investment income by $45.8 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Net investment income (continued)

The change in investment income related to the mark-to-market of the trading portfolio was $(490.2) million.  The Company earned $449.8 million and $937.0 million of investment income during the six-month periods ended June 30, 2010 and 2009.  The decrease in investment income related to the change in market value of the Company’s trading portfolio during the six-month period ended June 30, 2010, as compared to the six-month period ended June 30, 2009, was primarily due to significant tightening of credit spreads as market conditions improved during the six-month period ended June 30, 2009, resulting in a significant increase in market value and the recovery of loss in the portfolio from 2008.  Credit spread tightening was less significant during the six-month period ended June 30, 2010, which resulted in a smaller increase in the market value of the Company’s trading portfolio.  The $(490.2) million change in the trading portfolio was partially offset by a $14.8 million increase in the fair value of the Company’s limited partnership investments.

Investment income on the funds-withheld reinsurance portfolio is included as a component of net investment income in the Company’s condensed consolidated statements of operations.  The Company ceded net investment income of $13.3 million and $77.2 million for the six-month periods ended June 30, 2010 and 2009, respectively, related to the funds-withheld reinsurance agreements between the Company and certain of its affiliates related to the Company’s single premium whole life (“SPWL”) and certain universal life (“UL”) policies.  The decrease in ceded net investment income was primarily due to a loss on interest rate swaps related to SPWL.

Net derivative (loss) income - was $(567.2) million and $163.7 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The Company’s realized and unrealized gains and losses by derivative type for the six-month periods ended June 30 consisted of the following (in 000’s):

	2010	2009

Interest rate contracts	$ (78,669)	$ 172,834
Foreign currency contracts	(5,425)	(2,209)
Equity contracts	(14,012)	(41,488)
Credit contracts	623	(4,130)
Futures	140,402	(103,895)
Embedded derivatives	(610,084)	142,540
Net derivative (loss) income	$ (567,165)	$ 163,652

The $730.9 million change in net derivative (loss) income in the six-month period ended June 30, 2010, as compared to the same period in 2009, was primarily due to a $(752.6) million change in net unrealized (losses) gains related to embedded derivatives and $(222.4) million related to swap contracts.  These changes were partially offset by a $244.3 million change in net unrealized gains related to futures contracts.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Net derivative (loss) income (continued)

The $(752.6) million change in embedded derivative net unrealized (losses) gains in the six-month period ended June 30, 2010, as compared to the six-month period ended June 30, 2009, was primarily due to a increase in the fair value liability for guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”) on certain of the Company’s variable annuity products during the six-month ended June 30, 2010, as opposed to a decrease in the fair value liability for GMAB and GMWB during the six-month period ended June 30, 2009.  The change in the liability for GMAB and GMWB resulted from updates to projected benefits related to changes in equity markets and interest rate swap and market volatility.

The $(222.4) million change in net derivative (loss) income related to swap contracts, was primarily due to interest rate swaps.  Changes in the fair value of interest rate swaps result from changes in notional amounts, duration and the overall swap curve.  The decrease in the fair value of interest rate swap agreements for the six-month period ended June 30, 2010, as compared to the six-month period ended June 30, 2009, was primarily a result of a change in interest rates.

The $244.3 million change in net derivative (loss) income related to futures contracts for the six-month periods ending June 30, 2010 and 2009 was primarily related to the Company’s short exposure to the change in equity markets. The Company’s derivative instruments portfolio includes short future positions to hedge against potential adverse movements in the stock market.

Net realized investment gains (losses), excluding impairment losses on available-for-sale securities - were $16.3 million and $(2.8) million for the six-month periods ended June 30, 2010 and 2009, respectively.  The $16.3 million in realized gains during the six-month period ended June 30, 2010 were primarily due to the sale of available-for-sale fixed maturity securities.  The $2.8 million in realized losses for the six-month period ended June 30, 2009 primarily related to impairments on the Company’s mortgage loan assets.

Other-than-temporary impairment losses - were $0.9 million and $4.8 million for the six-month periods ended June 30, 2010 and 2009, respectively, related to available-for-sale fixed maturity securities.  The OTTI losses relate to credit losses and were recorded to earnings in accordance with certain aspects of FASB ASC Topic 320, “Investments-Debt and Equity Securities,” that the Company adopted on April 1, 2009, as described in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  The Company did not incur any OTTI losses related to other factors during the six-month period ended June 30, 2010 and 2009, respectively, and therefore did not recognize OTTI losses in other comprehensive income (loss) for these periods.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Fees and other income – were $236.2 million and $166.7 million for the six-month periods ended June 30, 2010 and 2009, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, marketing and distribution fees on mutual funds (“12b-1 fees”), surrender charges and other income.  Mortality and expense charges, rider fees and 12b-1 fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges, rider fees and 12b-1 fees combined were $181.4 million and $137.5 million for the six-month periods ended June 30, 2010 and 2009, respectively.  Variable product fees represented 1.53% and 1.33% of the average variable annuity separate account balances for the six-month periods ended June 30, 2010 and 2009, respectively.  Average separate account assets were $23.7 billion and $20.7 billion for the six-month periods ended June 30, 2010 and 2009, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, UL and variable universal life (“VUL”) policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $8.2 million and $12.3 million for the six-month periods ended June 30, 2010 and 2009, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees, benefit fees and administrative service fees.  Other income was $46.6 million and $16.9 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The $29.7 million increase was primarily due to an increase in benefit fees and administrative services fees from affiliates.  The increase in benefit fees was attributable to an increase in the sale of certain variable annuity products with optional living benefit features.

BENEFITS AND EXPENSES

Total benefits and expenses were $226.4 million and $836.5 million for the six-month periods ended June 30, 2010 and 2009, respectively. The decrease of $610.1 million was primarily due to the following:

Interest credited - to policyholders was $176.8 million and $225.2 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The decrease of $48.4 million was primarily the result of a lower average crediting rate, decreasing interest credited by $28.7 million, coupled with lower average policyholder balances, which decreased interest credited by $1.0 million.

Interest expense - was $26.5 million and $25.7 million for the six-month periods ended June 30, 2010 and 2009, respectively.

Policyowner benefits - were $116.6 million and $90.0 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The $26.6 million increase in 2010 compared to 2009 was primarily due to a $77.0 million increase related to changes in reserves and a $3.1 million increase in health benefits, offset by a $45.3 million decrease in death benefits and a $7.4 million decrease in annuity payments.  Reserves increased (decreased) by $12.5 million and $(64.5) million during the six-month periods ended June 30, 2010 and 2009, respectively.  The change in reserves was mainly attributable to reserves for guaranteed minimum death benefits (“GMDB”) on variable annuity products.  The increase (decrease) in GMDB reserves represents the change in the difference between guaranteed benefits and variable annuity account values.  The decrease in GMDB reserves during the six-month period ended June 30, 2009 was due to the increase in the difference between guaranteed benefits and variable annuity account value which increased primarily due to the improvement in equity markets during that period.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Other operating expenses - were $159.8 million and $93.7 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The change in 2010 as compared to 2009 was primarily due to a $27.7 million increase in non-deferrable commission expense related to an increase in the sale of certain variable annuity products and a $12.7 million increase in general expenses primarily attributable to an increase in advertising expenses related to the Company’s branding campaign.

Amortization of DAC - DAC relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization expense was $(249.7) million and $387.4 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The $637.1 million change in amortization expense during the six-month period ended June 30, 2010, as compared to the six-month period ended June 30, 2009, was primarily attributable to a decrease in current period amortization expense and interest on the DAC asset.

Of the $637.1 million decrease, $552.2 million was primarily due to a decrease in actual gross profits in 2010 relative to 2009.  The decrease in actual gross profits during the six-month period ended June 30, 2010 primarily related to an increase in the liabilities held for guaranteed minimum benefits on certain variable annuity products resulting in negative amortization expense.  The increase in the guaranteed minimum benefit reserves was attributable to the decrease in equity markets during the six-month period ended June 30, 2010.  During the six-month period ended June 30, 2009, actual gross profits improved due primarily to a decrease in guaranteed minimum benefit reserves and an increase in fair value of fixed maturity securities held in the trading portfolio, resulting in positive amortization expense.  The Company tests its DAC asset for loss recognition on a quarterly basis.  Amortization expense for the six-month periods ended June 30, 2010 and 2009 includes an expense of $36.5 million and $12.6 million, respectively, due to loss recognition expense recorded for certain annuity products.

The remaining $84.9 million decrease in amortization expense was primarily driven by updates to profitability projections resulting from actual changes to in-force policies and assumption changes primarily related to variable annuity products.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business from the Company’s acquisition of Keyport Life Insurance Company (“Keyport”) and a series of agreements between Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, and the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”), whereby SLNY agreed to assume direct responsibility for all sales and administration of existing and new business issued by SLHIC in New York (collectively the “SLHIC to SLNY asset transfer”).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the underlying contracts.  Amortization was $(3.5) million and $14.4 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The change was primarily due to adjustments related to a methodology change in the calculation of VOBA assets for certain fixed annuity products during the six-month period ended June 30, 2009.

Income tax expense (benefit) - was $121.4 million and $273.9 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The effective tax rates for the same periods were 32.1% and 35.6%, respectively.  The effective tax rate for the six-month period ended June 30, 2010 differs from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits. The effective tax rate for the six-month period ended June 30, 2009 differs from the U.S. federal statutory tax rate of 35% primarily due to an increase in the valuation allowance against deferred tax assets, offset by tax benefits from the separate account dividends received deduction and tax credits.

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

Wealth Management Segment

The Wealth Management Segment sells a full range of retirement-oriented insurance products that provide variable, fixed or indexed variable returns to policyholders.  Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement.  Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a source of income in the payout period.  The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income.  This segment also markets funding agreements to both related and unrelated third parties.

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

The Company had issued floating rate funding agreements to its affiliates, Sun Life Financial Global Funding III, L.L.C., Sun Life Financial Global Funding II, L.L.C., and Sun Life Financial Global Funding, L.L.C.  The impact of these funding agreements is described in Note 2 of the Company’s condensed consolidated financial statements, included in Part I, Item I of this quarterly report, on Form 10-Q.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Other - The Wealth Management Segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion at both June 30, 2010 and December 31, 2009, respectively.  This entire block of business is reinsured on a funds-withheld, coinsurance basis with Sun Life Assurance Company of Canada (“SLOC”), an affiliate.

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

The following is a summary of operations for the Wealth Management Segment for the six-month periods ended June 30 (in 000’s):

	2010	2009

Total revenues	$545,477	$1,517,470
Total benefits and expenses	126,187	733,615
Income before income tax expense	419,290	783,855

Net income	$282,658	$512,509

Pre-tax income was $419.3 million and $783.9 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The significant changes are described below.

Total revenues were $545.5 million and $1,517.5 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The $972.0 million change was primarily due to decreases of $715.6 million in net derivative income and $326.9 million in net investment income.  These decreases were offset by a $61.1 million increase in fee and other income, a $5.4 million increase in net realized investment gains (losses) and a $3.8 million increase in premiums and annuity considerations.

The $715.6 million decrease in net derivative income in 2010, as compared to 2009, primarily related to an increase in the fair value of the GMAB and GMWB liabilities, primarily due to changes in equity markets and interest rate swap and market volatility during the six-month period ended June 30, 2010, as compared to the six-month period ended June 30, 2009.  The decrease was also due to changes in the fair value of interest rate swap agreements.  These decreases were partially offset by an increase in income related to changes in the fair value of equity futures which was positively impacted by the decrease in equity markets during the six-month period ended June 30, 2010.

The decrease of $326.9 million in net investment income resulted primarily from a $479.7 million decrease in the fair market value of fixed maturity securities in the trading portfolio, primarily due to a decline in the market conditions in the six-month period ended June 30, 2010, as compared to the six-month period ended June 30, 2009.  The decrease was offset by a $86.4 million increase in net investment income primarily related to higher average investment yields in 2010, as compared to 2009, and by a $66.4 million decrease in ceded investment income related to the reinsurance of the SPWL policies to SLOC.

The $61.1 million increase in fee and other income was primarily due to increases in mortality and expense charges, rider fees and 12b-1 fees which related to an increase in the average variable annuity separate account balances during the six-month period ended June 30, 2010, as compared to the six-month period ended June 30, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Total benefits and expenses were $126.2 million and $733.6 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The decrease of $607.4 million was primarily due to a $662.5 million decrease in DAC and VOBA amortization expense and a $46.5 million decrease in interest credited.  These decreases were offset by increases of $52.1 million, $32.3 million and $17.2 million related to other operating expenses, policyowner benefits and interest expense, respectively.

The $662.5 million decrease in DAC and VOBA amortization was attributable to a $557.4 million change in amortization expense and interest on the DAC asset.  The change in amortization expense was primarily due to a decrease in actual gross profit during the six-month period ended June 30, 2010, as compared to an increase in gross profit during the six-month period ended June 30, 2009.  The decrease in amortization expense was also due to a $105.1 million decrease in expenses primarily driven by updates to profitability projections and assumption changes in certain annuity products.  The amortization expense also includes $23.9 million change related to loss recognition increasing DAC amortization expense.  The $46.5 million decrease in interest credited was primarily the result of a lower average crediting rate.

The $52.1 million increase in other operating expenses was primarily due to an increase in non-deferrable commission expense which was attributable to an increase in sales in certain variable annuity products.

The $32.3 million increase in policyowner benefits for the six-month period ended June 30, 2010, as compared to 2009, was primarily due to an $86.8 million increase in reserves, offset by decreases of $47.8 million in death benefits paid and $7.4 million in annuity payments.  The increase in reserves was mainly related to changes in reserves for GMDB on certain variable annuity products which were attributable to changes in equity markets.

Individual Protection Segment

The Individual Protection Segment markets individual UL and variable life insurance products, including VUL products marketed to individuals, corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”).  UL products allow for flexible premiums and feature an investment return to policyholders at a specified rate declared by the Company.  VUL products allow for flexible premiums and variable rates of investment return; the policyholder directs how the cash value is invested and bears the investment risk.

In this segment, the Company maintains funds-withheld reinsurance agreements with affiliates.  Pursuant to a reinsurance agreement with Sun Life Reinsurance (Barbados) No. 3 Corp. (“BarbCo 3”), the Company has ceded all risks associated with certain in-force VUL policies.  In addition, the Company’s subsidiary, SLNY, has a reinsurance agreement with SLOC, under which SLOC funded AXXX reserves attributable to certain UL policies sold by SLNY.  Further detail on these agreements are disclosed in Notes 1 and 6 of the Company’s condensed consolidated financial statements, included in Part I, Item I of the quarterly report on Form 10-Q.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

The following provides a summary of the operations for the Individual Protection Segment, excluding the discontinued operations of Sun Life Vermont, for the six-month periods ended June 30 (in 000’s):

	2010	2009
Total revenues	$ 27,671	$ 31,527
Total benefits and expenses	26,308	33,105
Income (loss) before income tax expense (benefit)	1,363	(1,578)

Net income (loss)	$ 971	$ (4,642)

Total revenues were $27.7 million and $31.5 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The $3.8 million decrease in total revenues primarily resulted from a decrease of $9.1 million in net investment income, offset by increases of $3.6 million in embedded derivative income and $1.3 million in fee and other income.

The decrease of $9.1 million in net investment income resulted from a $7.9 million change in the fair value of securities in the trading portfolio, a $2.5 million decrease in investment income related to the segment’s ceding of investment income, and a $1.6 million decrease in interest income.  These decreases were offset by a $2.9 million increase in realized gains in the trading portfolio.  The $7.9 million change in the fair value of securities in the trading portfolio resulted from the portfolio having a greater recovery in value in the second quarter of 2009 as compared to the second quarter of 2010.

The increase of $3.6 million in embedded derivative income resulted from the embedded derivative liabilities increasing less in 2010 as compared to 2009, primarily driven by a decrease in equity markets and an increase in market volatility in the second quarter of 2010.

Total benefits and expenses were $26.3 million and $33.1 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The $6.8 million decrease in benefits and expenses primarily resulted from policyowner benefits and interest credited decreasing by $11.5 million and $2.0 million, respectively, offset by an increase in DAC amortization of $7.8 million.  The increase in DAC amortization resulted from an increase in unrealized gains in the trading portfolio associated with the DAC asset.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Group Protection Segment

The Group Protection Segment markets and administers group life insurance, group stop loss insurance, group dental and group short-term and long-term disability insurance products, primarily to small and mid-size employers.  This segment operates only in the State of New York through the Company’s subsidiary, SLNY.

The Company maintains through SLNY and its Group Protection Segment a reinsurance agreement with SLHIC.  The reinsurance agreement between SLNY, the assuming company, and SLHIC, the ceding company, is a 100% coinsurance agreement for all existing and future new business issued by SLHIC in New York.  In addition, SLNY and SLHIC are parties to a renewal rights agreement under which SLNY has exclusive rights to renew SLHIC in-force business assumed under the reinsurance agreement.

The following provides a summary of operations for the Group Protection Segment for the six-month periods ended June 30 (in 000’s):

	2010	2009
Total revenues	$ 64,576	$ 69,179
Total benefits and expenses	61,992	55,716
Income before income tax expense	2,584	13,463

Net income	$ 1,682	$ 8,751

The Group Protection Segment had pretax income of $2.6 million and $13.5 million for the six-month periods ended June 30, 2010 and 2009, respectively.  Total revenues for the six-month period ended June 30, 2010 decreased by $4.6 million in comparison to the six-month period ended June 30, 2009.  The decrease in revenues resulted primarily from a $3.6 million decrease in net investment income, driven by a decrease in the fair value of the trading portfolio, as well as a decrease in premiums of $1.0 million, due to a decrease in assumed business.

Total benefits and expenses in 2010 increased by $6.3 million in comparison to 2009.  The increase in benefits and expenses resulted primarily from an increase in policyowner benefits of $5.8 million, mostly in stop loss and disability, resulting from unfavorable claims experience in 2010.

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

The following provides a summary of operations for the Corporate Segment for the six-month periods ended June 30 (in 000’s):

	2010	2009
Total revenues	$ (33,518)	$ (13,089)
Total benefits and expenses	11,914	14,060
Loss before income tax benefit	(45,432)	(27,149)

Net loss	$ (28,860)	$ (21,910)

The Corporate Segment had a pretax loss of $45.4 million and $27.1 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The $18.3 million decrease in pre-tax income was primarily attributable to a decrease in total revenues of $20.4 million.  The $20.4 million decrease in total revenues consists of the following components: decreases of $25.9 million and $18.8 million in net investment income and derivative income, respectively, offset by increases of $13.3 million and $7.2 million in net realized gains on available-for-sale investments and fee and other income, respectively.  Additionally, the Corporate Segment had a $3.7 million decrease in OTTI credit losses.

The decrease in net investment income of $25.9 million resulted primarily from the change in allocation of net investment income to the operating segments, decreasing net investment income by $47.1 million.  This decrease was offset by increases of $13.5 million and $6.8 million in limited partnership investment income and interest income from available-for-sale fixed maturity securities, respectively.

The decrease in derivative income of $18.8 million was primarily related to the decrease in fair value of interest rate swap agreements as a result of changes in the applicable interest rate and currency exchange rates.

Benefits and expenses decreased by $2.1 million due to a $16.4 million change in interest expense allocated to the operating segments, offset by an increase in other operating expenses of $14.3 million primarily due to an increase in advertising for the Company’s branding campaign.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(a)  Not applicable.

(b)  Not applicable.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 6. Exhibits.

Index to exhibits:

Exhibit No.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.) (Registrant)

August 13, 2010	/s/ Westley V. Thompson
Date	Westley V. Thompson, President, SLF U.S.
(Principal Executive Officer)

August 13, 2010	/s/ Ronald H. Friesen
Date	Ronald H. Friesen, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)