Form 10-Q
period 2010-09-30
SUN LIFE ASSURANCE CO OF CANADA US
filed 2010-11-15
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended September 30, 2010
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, 333-144912-01, 333-155716, 333-155726, 333-155791, 333-155792, 333-155793, 333-155797, 333-156303, 333-156304, 333-156308, 333-160605, 333-160606, 333-160607, 333-169558-01, 333-169559-01, 333-169560-01, and 333-169561-01

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
Registrant has 6,437 shares of common stock outstanding on November 15, 2010, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	85

Item 1A.	Risk Factors	85

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 3.	Defaults Upon Senior Securities	85

Item 4.	(Removed and Reserved)	85

Item 5.	Other Information	85

Item 6.	Exhibits	86

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2010	2009

Revenues

Premiums and annuity considerations	$100,387	$101,012
Net investment income (1)	1,333,987	2,261,645
Net derivative loss (Note 5)	(623,064)	(182,879)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	16,859	(8,401)
Other-than-temporary impairment losses (2) (Note 5)	(885)	(4,834)
Fee and other income	361,524	294,902

Total revenues	1,188,808	2,461,445

Benefits and Expenses

Interest credited	308,693	292,080
Interest expense	39,517	33,981
Policyowner benefits	143,673	87,912
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	177,434	520,068
Other operating expenses	236,347	174,940

Total benefits and expenses	905,664	1,108,981

Income from continuing operations before income tax expense	283,144	1,352,464

Income tax expense	91,088	388,593

Net income from continuing operations	192,056	963,871

Income from discontinued operations, net of tax (Note 1)	-	144,726

Net income	$192,056	$1,108,597

(1)Net investment income includes an increase in the market value of trading fixed maturity securities of $748.7 million and $1,893.3 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

(2)The other-than-temporary impairment (“OTTI”) losses for the nine-month periods ended September 30, 2010 and 2009 represent solely credit losses.  The Company incurred no non-credit OTTI losses during the nine-month period ended September 30, 2010 and 2009, and as such, no non-credit OTTI losses were recognized in other comprehensive income for the periods.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the three-month periods ended September 30,

	Unaudited
	2010	2009

Revenues

Premiums and annuity considerations	$32,145	$35,517
Net investment income (1)	482,540	1,044,702
Net derivative loss (Note 5)	(55,899)	(346,531)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	520	(5,564)
Other-than-temporary impairment losses (Note 5)	-	-
Fee and other income	125,296	128,234

Total revenues	584,602	856,358

Benefits and Expenses

Interest credited	131,882	66,922
Interest expense	13,065	8,243
Policyowner benefits	27,096	(2,124)
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	430,666	118,248
Other operating expenses	76,554	81,196

Total benefits and expenses	679,263	272,485

(Loss) income from continuing operations before income tax (benefit) expense	(94,661)	583,873

Income tax (benefit) expense	(30,266)	114,710

Net (loss) income from continuing operations	(64,395)	469,163

Income from discontinued operations, net of tax (Note 1)	-	148,510

Net (loss) income	$(64,395)	$617,673

(1)Net investment income include an increase in the market value of trading fixed maturity securities of $298.8 million and $951.9 million for the three-month periods ended September 30, 2010 and 2009, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Unaudited
ASSETS	September 30, 2010	December 31, 2009
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost of $1,440,127 and $1,121,424 in 2010 and 2009, respectively) (Note 5)	$1,558,263	$1,175,516
Trading fixed maturity securities at fair value (amortized cost of $12,302,652 and $12,042,961 in 2010 and 2009, respectively) (Note 5)	12,136,961	11,130,522
Mortgage loans	1,805,209	1,911,961
Derivative instruments – receivable (Note 5)	333,398	259,227
Limited partnerships	44,694	51,656
Real estate	206,892	202,277
Policy loans	710,060	722,590
Other invested assets	7,825	47,421
Short-term investments (Note 1)	15,043	1,267,311
Cash and cash equivalents	1,394,677	1,804,208
Total investments and cash	18,213,022	18,572,689

Accrued investment income	206,036	230,591
Deferred policy acquisition costs and sales inducement asset	2,193,906	2,173,642
Value of business and customer renewals acquired	145,705	168,845
Net deferred tax asset (Note 11)	390,446	549,764
Goodwill (Note 10)	7,299	7,299
Receivable for investments sold	131,374	12,611
Reinsurance receivable	2,368,431	2,350,207
Other assets	130,379	183,963
Separate account assets	25,358,400	23,326,323

Total assets	$49,144,998	$47,575,934

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,615,912	$16,709,589
Future contract and policy benefits	856,677	815,638
Payable for investments purchased	190,753	88,131
Accrued expenses and taxes	74,160	61,903
Debt payable to affiliates	783,000	883,000
Reinsurance payable	2,240,419	2,231,764
Derivative instruments – payable (Note 5)	500,880	572,910
Other liabilities	284,551	280,224
Separate account liabilities	25,358,400	23,326,323

Total liabilities	45,904,752	44,969,482

Commitments and contingencies (Note 7)

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2010 and 2009	$6,437	$6,437
Additional paid-in capital	3,927,886	3,527,677
Accumulated other comprehensive income	76,773	35,244
Accumulated deficit	(770,850)	(962,906)

Total stockholder’s equity	3,240,246	2,606,452

Total liabilities and stockholder’s equity	$49,144,998	$47,575,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2010	2009

Net income	$192,056	$1,108,597

Other comprehensive income:

Change in unrealized holding gains on available-for-sale fixed maturity securities, net of tax and policyholder amounts (1)	58,513	119,266
Reclassification adjustment for OTTI losses, net of tax (2)	938	-
Reclassification adjustments of net realized investment (gains) losses into net income, net of tax (3)	(17,922)	934

Other comprehensive income	41,529	120,200

Comprehensive income	$233,585	$1,228,797

(1)	Net of tax expense of $(31.5) million and $(64.2) million for the nine-month periods ended September 30, 2010 and 2009, respectively.
(2)	Represents an adjustment to OTTI losses due to the sale of other-than-temporarily impaired available-for-sale fixed maturity securities.
(3)	Net of tax benefit (expense) of $9.7 million and $(0.5) million for the nine-month periods ended September 30, 2010 and 2009, respectively.

For the three-month periods ended September 30,

	Unaudited
	2010	2009

Net (loss) income	$(64,395)	$617,673

Other comprehensive income:

Change in unrealized holding gains on available-for-sale fixed maturity securities, net of tax (4)	50,345	67,984
Reclassification adjustment for OTTI losses, net of tax (2)	834	-
Reclassification adjustments of net realized investment gains into net income, net of tax (5)	(15,539)	(1,027)

Other comprehensive income	35,640	66,957

Comprehensive (loss) income	$(28,755)	$684,630

(4)	Net of tax expense of $(27.1) million and $(36.6) million for the three-month periods ended September 30, 2010 and 2009, respectively.
(5)	Net of tax benefit of $8.4 million and $0.5 million for the three-month periods ended September 30, 2010 and 2009, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the nine-month periods ended September 30, 2010 and 2009

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income(1)	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity

Balance at December 31, 2008	$6,437	$2,872,242	$(129,884)	$(1,953,540)	$795,255

Cumulative effect of accounting changes related to the adoption of FASB ASC Topics 320, net of tax(2)	-	-	(9,138)	9,138	-
Net income	-	-	-	1,108,597	1,108,597
Tax benefit from stock options	-	128	-	-	128
Capital contribution from Parent (Note 2)	-	748,652	-	-	748,652
Other comprehensive income	-	-	120,200	-	120,200

Balance at September 30, 2009	$6,437	$3,621,022	$(18,822)	$(835,805)	$2,772,832

Balance at December 31, 2009	$6,437	$3,527,677	$35,244	$(962,906)	$2,606,452

Net income	-	-	-	192,056	192,056
Tax benefit from stock options	-	209	-	-	209
Capital contribution from Parent (Note 2)	-	400,000	-	-	400,000
Other comprehensive income	-	-	41,529	-	41,529

Balance at September 30, 2010	$6,437	$3,927,886	$76,773	$(770,850)	$3,240,246

(1) As of September 30, 2010, the total amount of after tax non-credit OTTI losses recorded in the Company’s accumulated other comprehensive income was $8.0 million.
(2) Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities.”

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the nine-month periods ended September 30,

	Unaudited
	2010	2009

Cash Flows From Operating Activities:
Net income	$192,056	$1,108,597
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	19,720	7,951
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	177,434	520,068
Depreciation and amortization	2,396	4,283
Net losses on derivatives	525,706	92,701
Net realized (gains) losses and OTTI credit losses on available-for- sale investments	(15,974)	13,235
Net increase in fair value of trading investments	(748,723)	(1,893,261)
Net realized losses on trading investments	32,454	268,136
Undistributed loss on private equity limited partnerships	399	11,477
Interest credited to contractholder deposits	308,693	292,080
Deferred federal income taxes	136,956	324,566
Changes in assets and liabilities:
Additions to deferred policy acquisition costs, sales inducement asset and value of business and customer renewals acquired	(191,025)	(279,827)
Accrued investment income	24,555	48,642
Net change in reinsurance receivable/payable	90,732	96,196
Future contract and policy benefits	41,039	(111,247)
Other, net	115,574	(110,508)
Adjustments related to discontinued operations	-	(4,890)

Net cash provided by operating activities	711,992	388,199

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	382,800	40,106
Trading fixed maturity securities	3,104,949	1,203,168
Mortgage loans	119,411	108,465
Other invested assets	(102,786)	(124,105)
Purchases of:
Available-for-sale fixed maturity securities	(675,547)	(337,123)
Trading fixed maturity securities	(3,460,100)	(471,133)
Mortgage loans	(29,613)	(12,059)
Real estate	(3,502)	(1,551)
Other invested assets	(47,524)	(97,923)
Net change in other investments	-	(100,476)
Net change in policy loans	12,530	9,979
Net change in short-term investments (Note 1)	1,252,268	229,662

Net cash provided by investing activities	$552,886	$447,010

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2010	2009

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$962,790	$2,302,067
Withdrawals from contractholder deposit funds	(2,917,432)	(2,313,659)
Repayment of debt	(100,000)	-
Debt proceeds	-	100,000
Capital contribution from Parent	400,000	748,652
Other, net	(19,767)	(44,550)

Net cash (used in) provided by financing activities	(1,674,409)	792,510

Net change in cash and cash equivalents	(409,531)	1,627,719

Cash and cash equivalents, beginning of period	1,804,208	1,024,668

Cash and cash equivalents, end of period	$1,394,677	$2,652,387

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of  September 30, 2010, the Company directly or indirectly owned all of the outstanding shares or member interest of SLNY, a New York life insurance company which issues individual fixed and variable annuity contracts, group life, group disability, group dental and group stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company, a Rhode Island life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC.

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”) to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and is not included in the Company’s condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, or the condensed consolidated statements of operations for the nine and three-month periods ended September 30, 2010.  In addition, Sun Life Vermont’s net income from operations for the nine and three-month periods ended September 30, 2009, respectively, and changes in cash flows from the operating activities of Sun Life Vermont for the nine-month period ended September 30, 2009 are presented as discontinued operations in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

The following table provides a summary of operations of Sun Life Vermont for the nine and three-month periods ended
September 30, (in 000’s):

	Nine-month period ended	Three-month period ended
	September 30, 2009	September 30, 2009

Total revenues	$ 284,217	$ 288,227
Total benefits and expenses	77,395	68,487
Income before income tax expense	206,822	219,740

Net income	$ 144,726	$ 148,510

Refer to Notes 1 and 2 of the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on
Form 10-K for the year ended December 31, 2009 for additional information concerning this transaction.

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”).  Pursuant to this agreement, the Company purchased a funded note, which is referenced through a credit default swap to the credit performance of a portfolio of corporate reference entities.  The Company entered into this credit structure for yield enhancement.  As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation.” As a result of the consolidation, the Company has recorded in its condensed consolidated balance sheets a credit default swap held by the CARS Trust.  At issue, the swap had a seven-year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement. In the event that the CARS Trust is required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  During the year ended December 31, 2009, the sum of all the credit events exceeded the threshold amount and the CARS Trust made cumulative payments of $17.6 million to the swap counterparty.  As of September 30, 2010, the maximum future payments of the CARS Trust could be required to make is $37.4 million.  The fair value of the assets held as collateral by the CARS Trust was $35.9 million and $35.3 million as of September 30, 2010 and December 31, 2009, respectively.  The fair value of the credit default swap was a liability of $30.6 million and $34.3 million at September 30, 2010 and December 31, 2009, respectively.

To determine the nature of the Company's interest in a variable interest entity (“VIE”), it performs an assessment of each party’s interest in the VIE beyond any voting interest it may have.  This assessment looks to sufficiency of an equity investment at risk in terms of the entity's ability to self-finance its activities, as well as other indicators of control including the power to direct activities that impact economic performance, the obligation to absorb expected losses, and the right to receive expected returns. The Company is deemed to control a VIE when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  If the Company determines that it is the VIE’s primary beneficiary, the VIE must be consolidated in the Company’s condensed consolidated financial statements.

The Company had a significant variable interest in four VIEs at September 30, 2010.  Of these, the Company is a creditor in three trusts and one special purpose corporation.  The Company’s maximum exposure to loss related to all of these VIEs is the investments’ carrying value, which was $8.6 million at September 30, 2010.  The investments in these VIEs mature at various dates through January 2028.  At September 31, 2010, the Company did not control these VIEs as described above and therefore the Company was not required to consolidate these VIEs in its condensed consolidated financial statements, in accordance with FASB ASC Topic 810.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

The VIEs are generally financed with equity through the establishment of a trust by a trustee.  The Company is required to consolidate the CARS Trust under FASB ASC Topic 810. The carrying amount of this VIE is included in trading fixed maturity securities on the condensed consolidated balance sheets.

All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those used in determining the fair value of financial instruments, goodwill, deferred policy acquisition costs (“DAC”) including sales inducement asset (“SIA”), value of business acquired (“VOBA”), value of customer renewals acquired (“VOCRA”), liabilities for future contract and policyholder benefits, other-than-temporary impairments of investments, allowance for loan loss, valuation allowance on deferred tax assets and provision for income taxes.  Actual results could differ from those estimates.

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

Immaterial Restatement

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the nine-month period ended September 30, 2009, the Company’s management determined certain investments with an original term to maturity of greater than three months, but less than one year were improperly classified as cash and cash equivalents.  As a result, the condensed consolidated balance sheet as of September 30, 2009 has been restated to reclassify $369.8 million from cash and cash equivalents to short-term investments.  In addition, the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2009 has been restated as follows:

As Previously
	Reported	Adjustments	As Restated
Net change in short-term investments	$ -	$ 229,662	$ 229,662
Net cash provided by investing activities	$ 217,348	$ 229,662	$ 447,010
Net change in cash and cash equivalents	$ 1,398,057	$ 229,662	$ 1,627,719
Cash and cash equivalents, beginning of period	$ 1,624,149	$ (599,481)	$ 1,024,668
Cash and cash equivalents, end of period	$ 3,022,206	$ (369,819)	$ 2,652,387

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 “Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements,” which provides amendments to FASB ASC Topic 820 “Fair Value Measurements and Disclosures” that will provide more robust disclosures about the following:

➢	The different classes of assets and liabilities measured at fair value;
➢	The valuation techniques and inputs used;
➢	The transfers between Levels 1, 2, and 3; and
➢	The activity in Level 3 fair value measurements.

Certain new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 31, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll-forward of activities in Level 3 are effective for fiscal years beginning after December 15, 2010.  The Company adopted this guidance on January 1, 2010.  The enhanced disclosures required by ASU 2010-06 for the periods beginning after December 31, 2009 are included in Note 4.

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

The amendments in ASU 2010-11 are effective for the first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted.  The Company adopted ASU 2010-11 on July 1, 2010 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset – a Consensus of the FASB Emerging Issues Task Force,” which amends FASB ASC Topic 310, “Receivables.”  The amendments were made to eliminate diversity in practice in accounting for loans that undergo troubled debt restructuring for those loans that have been included in a pool of loans.  Under ASU 2010-18, debt modifications that were made for distressed loans included in a pool of loans, do not trigger the criteria needed to allow for such loans to be accounted for separately outside of the pool.  Upon initial adoption, an entity may make a one-time election to terminate accounting for loans as a pool.  The election may be made on a pool-by-pool basis and does not prevent the entity from using pool accounting for loans that will be acquired in the future.  The amendments in ASU 2010-18 are effective for the first fiscal quarter ending on or after July 15, 2010.  Early adoption is permitted.  The Company adopted ASU 2010-18 on September 30, 2010 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

Accounting Standards Not Yet Adopted

In October 2010, the FASB issued ASU 2010-26 “Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts – a Consensus of the FASB Emerging Issues Task Force,” which amends FASB ASC Topic 944 to modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The amendments specify that only incremental costs of successful contract acquisition that result directly from and are essential to the contract transactions can be capitalized as deferred acquisition costs.  The incremental direct costs are those costs that would not have been incurred by the insurance entity if the contract transactions did not occur.  The amendments in ASU 2010-26 are effective for interim periods and fiscal years beginning after December 15, 2011.  The Company will adopt ASU 2010-20 on January 1, 2012 and is assessing the impact of this adoption.

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

In April 2010, the FASB issued ASU 2010-15, “Financial Services – Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments – a Consensus of the FASB Emerging Issues Task Force,” to provide guidance regarding accounting for investment funds determined to be VIE. Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its controlling interest in a VIE, unless the separate account contract holder is a related party. The guidance is effective, on a retrospective basis, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2010.  The Company will adopt ASU 2010-15 on January 1, 2011 and is assessing the impact of this adoption.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

The Company has significant transactions with affiliates.  Management believes inter-company revenues and expenses are calculated on a reasonable basis; however; these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis and these transactions were with unrelated parties.  Below is a summary of transactions with the Company’s affiliates that are not included in these condensed consolidated financial statements.

Related-Party Reinsurance Transactions

As more fully described in Note 6, the Company and its subsidiary, SLNY, are party to several reinsurance transactions with Sun Life Assurance Company of Canada (“SLOC”) and other affiliates.  Reinsurance premiums with related parties are based on market rates.

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with Sun Life Reinsurance (Barbados) No. 3 Corp (“BarbCo 3”) to cede all of the risks associated with certain in-force corporate and bank-owned variable universal life, and private placement variable universal life policies on a combination coinsurance, coinsurance with funds-withheld, and a modified coinsurance basis.  The reinsurance agreement covered in-force policies on the effective date and new sales through December 31, 2009.  Effective January 1, 2010, the Company and BarbCo 3 amended the reinsurance agreement.  Refer to Note 6 for further information regarding the amendments and the impact of this agreement on the Company’s condensed consolidated financial statements.

Capital Transactions

During the nine-month period ended September 30, 2010 and the year ended December 31, 2009, the Company received capital contributions totaling $400.0 million and $748.7 million, respectively, from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure that the Company continues to exceed certain capital requirements prescribed by the National Association of Insurance Commissioners (the “NAIC”).  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies.  The risk-based capital formulas for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

Effective December 31, 2009, the Company distributed all of the issued and outstanding common stock of the Sun Life Vermont in the form of a dividend to the Parent.  The Company did not declare or pay any cash dividends during the nine-month periods ending September 30, 2010 and 2009.

Debt Transactions

In 2002, the Company issued two promissory notes totaling $460.0 million to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”).  The proceeds of these notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380.0 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  On December 29, 2008, the Company redeemed $62.0 million of the $80.0million remaining note and paid $64.3 million, including $2.3 million in accrued interest, to Sun Life (Hungary) LLC.  At September 30, 2010 and December 31, 2009, the Company had $18.0 million, respectively, in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $0.3 million and $0.8 million for the three and nine-month periods ended September 30, 2010 and 2009, respectively.

At September 30, 2010 and 2009, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc.  The Company expensed $10.6 million and $31.9 million for interest on these surplus notes for the three and nine-month periods ended September 30, 2010 and 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”).  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III.  These funding agreements will mature on October 6, 2013.  Total interest credited for the funding agreements was $2.0 million and $4.7 million for the three and nine-month periods ended September 30, 2010, respectively, and $2.2 million and $9.8 million for the three and nine-month periods ended September 30, 2009, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $0.2 million and $0.5 million for the three and nine-month periods ended September 30, 2010, respectively, and $0.2 million and $1.1 million for the three and nine-month periods ended September 30, 2009, respectively, for interest on this demand note.

The Company entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”).  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  These funding agreements will mature on July 6, 2011.  Total interest credited for these funding agreements was $1.8 million and $4.2 million for the three and nine-month periods ended September 30, 2010, respectively, and $2.0 million and $9.2 million for the three and nine-month periods ended September 30, 2009, respectively.  The Company also issued a $100 million floating rate demand note payable to LLC II on May 24, 2006. The Company expensed $0.2 million and $0.5 million for the three and nine-month periods ended September 30, 2010, respectively, and $0.2 million and $1.0 million for the three and nine-month periods ended September 30, 2009, respectively, for interest on this demand note.

The Company entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements with a combined total of $900 million to Sun Life Financial Global Funding, L.L.C. (“LLC”).  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10.0 million to LLC.  On July 1 and July 8, 2010, the Company paid $900.0 million and $10.0 million, respectively, to the LLC due to the maturity of these funding agreements.  Total interest credited for these funding agreements was $0.1 million and $2.9 million for the three and nine-month periods ended September 30, 2010, respectively, and $2.2 million and $9.9 million for the three and nine-month periods ended September 30, 2009, respectively.  On June 10, 2005, the Company also issued a $100.0 million floating rate demand note payable to the LLC which matured on July 6, 2010.  On August 6, 2010, the Company paid $100.1 million to LLC including $140 thousand in interest due to the maturity of the floating rate demand note.  The Company expensed $0.1 million and $0.5 million for the three and nine-month periods ended September 30, 2010, respectively, and $0.2 million and $1.1 million for the three and nine-month periods ended September 30, 2009, respectively, for interest on this demand note.

The Company entered into an interest rate swap agreement with LLC with an aggregate notional amount of $900 million that effectively converted the floating rate payment obligations under the funding agreements to fixed rate obligations.  This interest rate swap agreement was terminated on July 6, 2010 due to the maturity of the underlying floating rate funding agreements.

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

The transfer of fixed assets from the Company to Sun Life Services discussed above, along with the administrative service agreement, resulted in a sale-leaseback transaction.  The Company recorded a deposit liability for $17.1 million which represents the cost of certain of the assets transferred.  The Company will amortize the liability over the remaining useful life of the assets that have been sold, which is estimated to be seven years.  As of September 30, 2010, the remaining deposit liability was $15.0 million.

Pursuant to an administrative services agreement between the Company and Sun Life Services, Sun Life Services provides human resource services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative and other operational support functions) to the Company, and the Company reimburses Sun Life Services for the cost of such services, plus, with respect to certain of those services, pays an arms-length based profit margin to be agreed upon by the parties.  Total payments under this agreement were $32.2 million and $88.0 million for the three and nine-month periods ending September 30, 2010, respectively.

Effective December 31, 2009, Sun Life Services and SLOC entered into an administrative services agreement, under which Sun Life Services provides to SLOC, as requested, personnel and certain services. Prior to December 31, 2009, the Company had an administrative services agreement with SLOC under which the Company provided personnel and certain services to SLOC, as requested.  Reimbursements under this agreement, which were recorded as a reduction of other operating expenses, were approximately $91.9 million and $243.2 million for the three and nine-month periods ended September 30, 2009, respectively.  Effective December 31, 2009, the Company no longer provides personnel services to SLOC and SLOC no longer reimburses the Company for such services.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an other affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement were $3.2 million and $9.7 million for the three and nine-month periods ended September 30, 2010, respectively, and $3.2 million and $8.9 million for the three and nine-month periods ended September 30, 2009, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $3.3 million and $9.2 million for the three and nine-month periods ended September 30, 2010, respectively, and $2.2 million and $4.3 million for the three and nine-month periods ended September 30, 2009, respectively.

The Company paid $5.3 million and $15.8 million during the three and nine-month periods ended September 30, 2010, respectively, and $5.0 million and $13.4 million during the three and nine-month periods ended September 30, 2009, respectively, in investment management services fees to SCA.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

The Company paid $10.1 million and $31.8 million during the three and nine-month periods ended September 30, 2010, respectively, and $14.3 million and $35.5 million during the three and nine-month periods ended September 30, 2009, respectively, in distribution fees to SLFD.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. (“SLISC”), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity businesses.  Expenses under this agreement were $4.3 million and $13.4 million for the three and nine-month periods ended September 30, 2010, respectively, and $3.7 million and $11.5 million for the three and nine-month periods ended September 30, 2009, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited (“SLISIL”), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $6.0 million and $17.4 million for the three and nine-month periods ended September 30, 2010, respectively, and $2.4 million and $17.9 million for the three and nine-month periods ended September 30, 2009, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2014 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to approximately $3.0 million and $9.1 million for the three and nine-month periods ended September 30, 2010, respectively, and $2.2 million and $7.6 million for the three and nine-month periods ended September 30, 2009, respectively.  Rental income is reported as a component of net investment income in the Company’s condensed consolidated statements of operations.

In 2004, the employees of the Company became participants in a restricted share unit (“RSU”) plan with SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses related to RSUs of $2.0 million and $6.0 million for the three and nine-month periods ended September 30, 2010, respectively, and $2.6 million and $5.9 million for the three and nine-month periods ended September 30, 2009, respectively.

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

VOBA of $7.6 million is subject to amortization based upon expected premium income over the period from acquisition to the first customer renewal, which is generally not more than two years. VOBA was fully amortized as of December 31, 2009. VOCRA of $16.2 million is subject to amortization based upon expected premium income over the projected life of the in-force business acquired, which is 20 years.  The Company recorded amortization and interest for these intangible assets for the periods identified as follows (in 000’s):

	Nine-month periods ended		Three-month periods ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Value of distribution	$224	$224	$75	$75
VOBA	-	888	-	25
VOCRA	846	779	267	710

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

Group Protection

The Group Protection Segment markets, sells and administers group life, group long-term disability, group short-term disability, group dental and group stop loss insurance products to small and mid-size employers in the State of New York through SLNY.

Corporate

The Corporate Segment includes the unallocated capital of the Company, its debt financing and items not otherwise attributable to the other segments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000’s):

	Nine-month period ended September 30, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 1,080,834	$ 43,035	$ 96,555	$ (31,616)	$ 1,188,808
Total benefits and expenses	760,992	38,563	90,982	15,127	905,664
Income (loss) before income tax expense (benefit)	319,842	4,472	5,573	(46,743)	283,144
Net income (loss)	$ 221,310	$ 3,026	$ 3,632	$ (35,912)	$ 192,056

	Nine-month period ended September 30, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 2,308,049	$ 60,321	$ 104,252	$ (11,177)	$ 2,461,445
Total benefits and expenses	976,677	30,340	86,051	15,913	1,108,981
Income (loss) from continuing operations before income tax expense (benefit)	1,331,372	29,981	18,201	(27,090)	1,352,464

Net income from continuing operations	879,559	9,301	11,830	63,181	963,871
Income from discontinued operations, net of tax	-	144,726	-	-	144,726

Net income	$ 879,559	$ 154,027	$ 11,830	$ 63,181	$ 1,108,597

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the various business segments (in 000’s):

	Three-month period ended September 30, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 535,357	$ 15,364	$ 31,979	$ 1,902	$ 584,602
Total benefits and expenses	634,805	12,255	28,990	3,213	679,263
(Loss) income before income tax (benefit) expense	(99,448)	3,109	2,989	(1,311)	(94,661)
Net (loss) income	$ (61,348)	$ 2,055	$ 1,950	$ (7,052)	$ (64,395)

	Three-month period ended September 30, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 790,579	$ 28,794	$ 35,073	$ 1,912	$ 856,358
Total benefits and expenses	243,062	(2,765)	30,335	1,853	272,485
Income from continuing operations before income tax expense	547,517	31,559	4,738	59	583,873

Net income from continuing operations	367,050	13,943	3,079	85,091	469,163
Income from discontinued operations, net of tax	-	148,510	-	-	148,510

Net income	$ 367,050	$ 162,453	$ 3,079	$ 85,091	$ 617,673

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

On April 1, 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  The Company reviewed its pricing sources and methodologies and has concluded that its various pricing sources and methodologies are in compliance with this guidance.  During the nine-month period ended September 30, 2010, there were no changes to these valuation techniques and the related inputs.

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

The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith and credit of the Government, municipal bonds, structured notes and certain mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), collateralized mortgage obligations (“CMO”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), certain corporate debt, certain private equity investments and certain derivatives, including derivatives embedded in reinsurance contracts.

Level 3

•
Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Generally, the types of assets and liabilities utilizing Level 3 valuations are certain MBS, ABS, CMO, RMBS, CMBS, certain corporate debt, certain private equity investments, certain mutual fund holdings, certain funding agreements and certain derivatives, including derivatives embedded in annuity contracts.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of September 30, 2010 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$708	$16	$724
Residential mortgage-backed securities	-	37,938	-	37,938
Commercial mortgage-backed securities	-	13,104	1,438	14,542
Foreign government & agency securities	-	569	-	569
U.S. states and political subdivisions securities	-	224	-	224
U.S. treasury and agency securities	382,587	-	-	382,587
Corporate securities	-	1,111,037	10,642	1,121,679
Total available-for-sale fixed maturity securities	382,587	1,163,580	12,096	1,558,263

Trading fixed maturity securities:
Asset-backed securities	-	370,668	59,618	430,286
Residential mortgage-backed securities	-	933,986	67,573	1,001,559
Commercial mortgage-backed securities	-	713,442	63,165	776,607
Foreign government & agency securities	-	163,607	14,273	177,880
U.S. states and political subdivisions securities	-	650	-	650
U.S. treasury and agency securities	707,352	9,419	-	716,771
Corporate securities	-	8,947,213	85,995	9,033,208
Total trading fixed maturity securities	707,352	11,138,985	290,624	12,136,961

Derivative instruments - receivable:
Interest rate contracts	-	244,647	-	244,647
Foreign currency contracts	-	40,891	-	40,891
Equity contracts	15,945	20,173	5,405	41,523
Futures contracts	6,337	-	-	6,337
Total derivative instruments - receivable	22,282	305,711	5,405	333,398

Other invested assets	1,326	-	1,312	2,638
Short-term investments	15,043	-	-	15,043
Cash and cash equivalents	1,394,677	-	-	1,394,677
Total investments and cash	2,523,267	12,608,276	309,437	15,440,980

Separate account assets:
Mutual fund investments	20,464,824	30,164	-	20,494,988
Equity investments	177,697	246	15	177,958
Fixed income investments	306,960	5,620,036	175,085	6,102,081
Alternative investments	11,822	79,947	271,821	363,590
Other investments	5,141	-	-	5,141
Total separate account assets (1) (2)	20,966,444	5,730,393	446,921	27,143,758

Total assets measured at fair value on a recurring basis	$23,489,711	$18,338,669	$756,358	$42,584,738

(1) Pursuant to the conditions set forth in FASB ASC Topic 944, the value of separate account liabilities is set to equal the fair value of the separate account assets.

(2) Excludes $1,785.4 million, primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of September 30, 2010 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$-	$-	$519,708	$519,708
Guaranteed minimum accumulation benefit liability	-	-	173,597	173,597
Derivatives embedded in reinsurance contracts	-	78,808	-	78,808
Fixed index annuities	-	-	128,201	128,201
Total other policy liabilities	-	78,808	821,506	900,314

Derivative instruments – payable:
Interest rate contracts	-	467,340	-	467,340
Foreign currency contracts	-	1,957	-	1,957
Credit contracts	-	-	30,633	30,633
Futures contracts	950	-	-	950
Total derivative instruments – payable	950	469,297	30,633	500,880

Other liabilities:
Bank overdrafts	40,061	-	-	40,061

Total liabilities measured at fair value on a recurring basis	$41,011	$548,105	$852,139	$1,441,255

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

(2)Excludes $501.0 million, primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820.

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

Derivative instruments - receivables and payables: The fair values of swaps are based on current settlement values, dealer quotes and market prices.  Fair values for options and futures are also based on dealer quotes and market prices.  The Company uses credit valuation adjustments (“CVAs”) to properly reflect the component of fair value of certain derivative instruments that arise from default risk.  CVAs are based on a methodology that primarily uses published credit default swap spreads as a key input in determining an implied level of expected loss over the total life of the derivative contract.  When this information is not available, the Company also may utilize credit spreads implied from published bond yields or published cumulative default experience data adjusted for current trends. CVAs may be calculated based on the credit risk of counterparties for asset positions or the Company's own credit risk for liability positions.  The CVAs also take into account contractual factors designed to reduce the Company’s credit exposure to each counterparty, such as collateral and legal rights of offset.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the nine-month period ended September 30, 2010 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Available-for-sale fixed maturity securities:
Asset-backed securities	$ 37	$ (31)	$ 10	$ -	$ -	$ 16	$ -
Residential mortgage-backed securities	-	-	-	-	-	-	-
Commercial mortgage-backed securities	1,930	(371)	(121)	-	-	1,438	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,936	(17)	1,217	1,940	(434)	10,642	-
Total available-for-sale fixed maturity securities	9,903	(419)	1,106	1,940	(434)	12,096	-

Trading fixed maturity securities:
Asset-backed securities	111,650	15,020	-	(36,320)	(30,732)	59,618	17,186
Residential mortgage-backed securities	154,551	3,739	-	(9,211)	(81,506)	67,573	9,017
Commercial mortgage-backed securities	14,084	2,175	-	47,602	(696)	63,165	3,439
Foreign government & agency securities	15,323	(1,050)	-	-	-	14,273	140
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	107,886	5,716	-	(6,243)	(21,364)	85,995	5,565
Total trading fixed maturity securities	403,494	25,600	-	(4,172)	(134,298)	290,624	35,347

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Equity contracts	8,821	(1,509)	-	(1,907)	-	5,405	(1,509)
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments– receivable	8,821	(1,509)	-	(1,907)	-	5,405	(1,509)

Other invested assets	-	(174)	-	1,486	-	1,312	(174)
Short-term investments	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	422,218	23,498	1,106	(2,653)	(134,732)	309,437	33,664

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-
Equity investments	7	8	-	-	-	15	8
Fixed income investments	276,530	6,240	-	(9,135)	(98,550)	175,085	2,560
Alternative investments	267,196	(565)	-	21,824	(16,634)	271,821	(1,270)
Other investments	4,108	-	-	-	(4,108)	-	-
Total separate account assets (1)	547,841	5,683	-	12,689	(119,292)	446,921	1,298

Total assets measured at fair value on a recurring basis	$970,059	$ 29,181	$ 1,106	$ 10,036	$ (254,024)	$ 756,358	$ 34,962

(1) The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2) Transfers in and/or (out) of Level 3 during the nine-month period ended September 30, 2010 are primarily attributable to changes in the observability of inputs used to price the securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the nine-month period ended September 30, 2010 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$168,786	$ 245,325	$ -	$ 105,597	$ -	$ 519,708	$ 249,721
Guaranteed minimum accumulation benefit liability	81,669	74,640	-	17,288	-	173,597	76,218
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	140,966	(17,026)	-	4,261	-	128,201	10,886
Total other policy liabilities	391,421	302,939	-	127,146	-	821,506	336,825

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Credit contracts	34,349	(3,716)	-	-	-	30,633	(3,716)
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments – payable	34,349	(3,716)	-	-	-	30,633	(3,716)

Other liabilities:
Bank overdrafts	-		-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$425,770	$ 299,223	$ -	$ 127,146	$ -	$ 852,139	$ 333,109

Gains and losses related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the nine-month period ended September 30, 2010, are reported as follows (in 000’s):

	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment income	$25,426	$35,173
Net derivative loss	(300,732)	(334,618)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(419)	-
Net losses	$(275,725)	$(299,445)

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the nine-month period ended September 30, 2009 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ (41)	$ 11	$ -	$ 76	$ 46	$ -
Collateralized mortgage obligations	3,046	-	-	-	(3,046)	-	-
Commercial mortgage-backed securities	1,420	(265)	(881)	-	1,627	1,901	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,888	17	1,719	(207)	(1,277)	8,140	-
Total available-for-sale fixed maturity securities	12,354	(289)	849	(207)	(2,620)	10,087	-

Trading fixed maturity securities:
Asset-backed securities	145,267	32,497	-	(197)	(51,226)	126,341	65,755
Collateralized mortgage obligations	116,572	(6,009)	-	(4,414)	63,895	170,044	58,548
Commercial mortgage - backed securities	200,414	45,631	-	(254)	15,435	261,226	129,428
Foreign government & agency securities	9,200	170	-	-	6,160	15,530	1,296
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	134,505	25,165	-	1,125	(34,716)	126,079	24,612
Total trading fixed maturity securities	605,958	97,454	-	(3,740)	(452)	699,220	279,639

Derivative instruments – receivable	2,668	375	-	2,323	-	5,366	2,312
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	620,980	97,540	849	(1,624)	(3,072)	714,673	281,951

Other assets
Separate account assets (1)	801,873	28,392	-	(83,632)	(103,697)	642,936	127,542

Total assets measured at fair value on a recurring basis	$1,422,853	$ 125,932	$ 849	$ (85,256)	$ (106,769)	$1,357,609	$ 409,493

(1)The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2) Transfers in and/or (out) of Level 3 during the nine-month period ended September 30, 2009 are primarily attributable to changes in the observability of inputs used to price the securities.

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

Gains and losses related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the nine-month period ended September 30, 2009, are reported as follows (in 000’s):

	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment income	$97,454	$279,639
Net derivative income	238,142	218,018
Net realized investment losses, excluding impairment losses on available-for-sale securities	(289)	-
Net gains	$335,307	$497,657

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended September 30, 2010 (in 000’s):
Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in total gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Available-for-sale fixed maturity securities:
Asset-backed securities	$ 22	$ -	$ (6)	$ -	$ -	$ 16	$ -
Residential mortgage-backed securities	-	-	-	-	-	-	-
Commercial mortgage-backed securities	1,371	-	67	-	-	1,438	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	678	(1,998)	3,169	1,998	6,795	10,642	-
Total available-for-sale fixed maturity securities	2,071	(1,998)	3,230	1,998	6,795	12,096	-

Trading fixed maturity securities:
Asset-backed securities	47,668	7,533	-	(746)	5,163	59,618	6,787
Residential mortgage-backed securities	98,323	1,540	-	(3,897)	(28,393)	67,573	(2,358)
Commercial mortgage-backed securities	62,793	1,376	-	(1,004)	-	63,165	372
Foreign government & agency securities	14,638	(365)	-	-	-	14,273	(365)
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	48,551	2,204	-	1,808	33,432	85,995	4,012
Total trading fixed maturity securities	271,973	12,288	-	(3,839)	10,202	290,624	8,448

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Equity contracts	1,723	887	-	2,795	-	5,405	887
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments– receivable	1,723	887	-	2,795	-	5,405	887

Other invested assets	1,614	(302)	-	-	-	1,312	(302)
Short-term investments	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	277,381	10,875	3,230	954	16,997	309,437	9,033

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-
Equity investments	197	(182)	-	-	-	15	(182)
Fixed income investments	92,963	2,020	-	83,648	(3,546)	175,085	1,160
Alternative investments	269,757	1,913	-	9,738	(9,587)	271,821	1,662
Other investments	-	-	-	-	-	-	-
Total separate account assets (1)	362,917	3,751	-	93,386	(13,133)	446,921	2,640

Total assets measured at fair value on a recurring basis	$640,298	$ 14,626	$ 3,230	$ 94,340	$ 3,864	$ 756,358	$ 12,277

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended September 30, 2010 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$ 618,029	$(140,238)	$ -	$ 41,917	$ -	$ 519,708	$ (137,957)
Guaranteed minimum accumulation benefit liability	231,911	(64,087)	-	5,773	-	173,597	(63,318)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	118,287	10,100	-	(186)	-	128,201	18,052
Total other policy liabilities	968,227	(194,225)		47,504	-	821,506	(183,223)

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Credit contracts	33,726	(3,093)	-	-	-	30,633	(3,093)
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments – payable	33,726	(3,093)	-	-	-	30,633	(3,093)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$1,001,953	$(197,318)	$ -	$ 47,504	$ -	$ 852,139	$ (186,316)

Gains and losses related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the three-month period ended September 30, 2010, are reported as follows (in 000’s):

	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment income	$11,986	$8,146
Net derivative income	198,205	187,203
Net realized investment losses, excluding impairment losses on available-for-sale securities	(1,998)	-
Net gains	$208,193	$195,349

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended September 30, 2009 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ (13)	$ 4	$ -	$ 55	$ 46	$ -
Collateralized mortgage obligations	2,643	-	-	-	(2,643)	-	-
Commercial mortgage-backed securities	55	(308)	(434)	-	2,588	1,901	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	10,025	120	1,425	(207)	(3,223)	8,140	-
Total available-for-sale fixed maturity securities	12,723	(201)	995	(207)	(3,223)	10,087	-

Trading fixed maturity securities:
Asset-backed and mortgage- backed securities	149,165	13,964	-	(256)	(36,532)	126,341	34,206
Collateralized mortgage obligations	140,533	8,663	-	(4,415)	25,263	170,044	45,930
Commercial mortgage-backed securities	205,597	40,625	-	(254)	15,258	261,226	61,909
Foreign government & agency securities	9,400	167	-	-	5,963	15,530	548
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	117,385	16,625	-	1,184	(9,115)	126,079	10,318
Total trading fixed maturity securities	622,080	80,044	-	(3,741)	837	699,220	152,911

Derivative instruments – receivable	3,099	680	-	1,587	-	5,366	1,962
Other invested assets	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	637,902	80,523	995	(2,361)	(2,386)	714,673	154,873

Other assets
Separate account assets (1)	720,926	147	-	(62,387)	(15,750)	642,936	2,535

Total assets measured at fair value on a recurring basis	$1,358,828	$ 80,670	$ 995	$ (64,748)	$ (18,136)	$1,357,609	$ 157,408

(1)The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

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

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$ 280,489	$ 21,784	$ -	$ 21,135	$ -	$ 323,408	$ 25,327
Guaranteed minimum accumulation benefit liability	197,789	(22,488)	-	5,963	-	181,264	(20,539)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	102,791	11,179	-	17,279	-	131,249	17,708
Total other policy liabilities	581,069	10,475	-	44,377	-	635,921	22,496

Derivative instruments – payable	46,196	1,734	-	-	-	47,930	1,734

Total liabilities measured at fair value on a recurring basis	$ 627,265	$ 12,209	$ -	44,377	$ -	$ 683,851	$ 24,230

Gains and losses related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the three-month period ended September 30, 2009, are reported as follows (in 000’s):

	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment income	$80,044	$152,911
Net derivative loss	(11,529)	(22,268)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(201)	-
Net gains	$68,314	$130,643

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
*(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the nine-month period ended September 30, 2010, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ -
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	434	-	-	(434)
Total available-for-sale fixed maturity securities	-	-	434	-	-	(434)

Trading fixed maturity securities:
Asset-backed securities	-	-	45,553	(14,821)	14,821	(45,553)
Residential mortgage-backed securities	-	-	106,147	(24,641)	24,641	(106,147)
Commercial mortgage-backed securities	-	-	696	-	-	(696)
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	(1,346)	1,346	-	-	-
Corporate securities	-	-	47,741	(26,377)	26,377	(47,741)
Total trading fixed maturity securities	-	(1,346)	201,483	(65,839)	65,839	(200,137)

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Futures contracts	-	-	-	-	-	-
Total derivative instruments – receivable	-	-	-	-	-	-

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	5,372	-	-	(5,372)	-	-
Fixed income investments	-	(39)	17,229	(556)	556	(17,190)
Alternative investments	-	-	98,550	-	-	(98,550)
Other investments	4,108	-	-	-	-	(4,108)
Total separate account assets	9,480	(39)	115,779	(5,928)	556	(119,848)

Total assets measured at fair value on a recurring basis	$ 9,480	$ (1,385)	$ 317,696	$ (71,767)	$ 66,395	$ (320,419)

The Company did not change the categorization of its financial instruments during the nine-month period ended September 30, 2010.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the three-month period ended September 30, 2010, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ -
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	-	(6,795)	6,795	-
Total available-for-sale fixed maturity securities	-	-	-	(6,795)	6,795	-

Trading fixed maturity securities:
Asset-backed securities	-	-	5,911	(11,074)	11,074	(5,911)
Residential mortgage-backed securities	-	-	50,118	(21,725)	21,725	(50,118)
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	(1,250)	1,250	-	-	-
Corporate securities	-	-	-	(33,432)	33,432	-
Total trading fixed maturity securities	-	(1,250)	57,279	(66,231)	66,231	(56,029)

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Futures contracts	-	-	-	-	-	-
Total derivative instruments – receivable	-	-	-	-	-	-

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	-	-	-	-	-	-
Fixed income investments	9,899	-	3,546	(9,899)	-	(3,546)
Alternative investments	10,144	-	-	(557)	557	(10,144)
Other investments	-	-	-	-	-	-
Total separate account assets	20,043	-	3,546	(10,456)	557	(13,690)

Total assets measured at fair value on a recurring basis	$ 20,043	$ (1,250)	$ 60,825	$ (83,482)	$ 73,583	$ (69,719)

The Company did not change the categorization of its financial instruments during the three-month period ended September 30, 2010.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

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

The following table presents the Company’s financial instruments whose carrying amounts and estimated fair values  may differ (in 000’s) at:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Mortgage loans	$ 1,805,209	$ 1,951,815	$ 1,911,961	$ 1,937,199
Policy loans	$ 710,060	$ 913,022	$ 722,590	$ 837,029

Financial liabilities:
Contractholder deposit funds and other policy liabilities	$ 13,284,955	$ 12,503,520	$ 14,104,892	$ 13,745,774
Debt payable to affiliates	$ 783,000	$ 783,000	$ 883,000	$ 883,000

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

Debt payable to affiliates: The fair value of notes payable and other borrowings is based on future cash flows discounted at the stated interest rate, considering all appropriate terms of the related agreements. Due to certain provisions included in such agreements, such as the issuers’ ability to call each note at par with appropriate approvals, the fair value is equal to par value.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS

Fixed Maturity Securities

The amortized cost and fair value of fixed maturity securities at September 30, 2010, were as follows (in 000’s):

Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Temporary Losses	OTTI Losses (1)	Fair Value
Non-corporate securities:
Asset-backed securities	$ 706	$ 27	$ (9)	$ -	$ 724
Residential mortgage-backed securities	35,536	2,403	(1)	-	37,938
Commercial mortgage-backed securities	16,110	625	(2,193)	-	14,542
Foreign government & agency securities	507	62	-	-	569
U.S. states and political subdivisions securities	217	7	-	-	224
U.S. treasury and agency securities	371,840	10,747	-	-	382,587
Total non-corporate securities	424,916	13,871	(2,203)	-	436,584

Corporate securities	1,015,211	118,569	203	(12,304)	1,121,679

Total available-for-sale fixed maturity securities	$ 1,440,127	$ 132,440	$ (2,000)	$ (12,304)	$ 1,558,263

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$ 573,096	$ 7,716	$ (150,526)	$ 430,286
Residential mortgage-backed securities	1,314,699	18,239	(331,379)	1,001,559
Commercial mortgage-backed securities	931,481	38,608	(193,482)	776,607
Foreign government & agency securities	162,973	14,907	-	177,880
U.S. states and political subdivisions securities	606	44	-	650
U.S. treasury and agency securities	711,306	5,465	-	716,771
Total non-corporate securities	3,694,161	84,979	(675,387)	3,103,753

Corporate securities	8,608,491	551,757	(127,040)	9,033,208

Total trading fixed maturity securities	$12,302,652	$ 636,736	$ (802,427)	$12,136,961

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturity Securities (Continued)

The amortized cost and estimated fair value by maturity periods for fixed maturity securities held at September 30, 2010 are shown below (in 000’s).  Actual maturities may differ from contractual maturities on structured securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 36,047	$ 37,012
Due after one year through five years	667,252	729,350
Due after five years through ten years	82,566	96,147
Due after ten years	601,911	642,550
Subtotal – Maturities of available-for-sale fixed securities	1,387,776	1,505,059
ABS, RMBS and CMBS securities(1)	52,351	53,204
Total available-for-sale fixed securities	$ 1,440,127	$ 1,558,263

Maturities of trading fixed securities:
Due in one year or less	$ 1,509,448	$ 1,524,037
Due after one year through five years	4,337,385	4,556,522
Due after five years through ten years	2,195,674	2,388,610
Due after ten years	1,440,869	1,459,340
Subtotal – Maturities of trading fixed securities	9,483,376	9,928,509
ABS, RMBS and CMBS securities(1)	2,819,276	2,208,452
Total trading fixed securities	$ 12,302,652	$ 12,136,961

(1)	ABS, RMBS and CMBS securities are shown separately in the table as they are not due at a single maturity date.

Gross gains of $123.5 million and gross losses of $32.0 million were realized on the sale of fixed maturity securities for the nine-month period ended September 30, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Unrealized Losses

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI.  These fair value and gross unrealized losses are aggregated by investment category and length of time that the individual securities have been in an unrealized loss position at September 30, 2010 (in 000’s).

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	$ -	$ -	$ 16	$ (9)	$ 16	$ (9)
Residential mortgage-backed securities	27	(1)	-	-	27	(1)
Commercial mortgage-backed securities	-	-	4,625	(2,193)	4,625	(2,193)
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Total non-corporate securities	27	(1)	4,641	(2,202)	4,668	(2,203)

Corporate securities	18,982	(466)	131,390	(11,635)	150,372	(12,101)

Total	$ 19,009	$ (467)	$ 136,031	$ (13,837)	$155,040	$ (14,304)

The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale fixed maturity investments, which were deemed to be temporarily impaired, aggregated by investment category and length of time that the individual securities have been in an unrealized loss position at December 31, 2009 (in 000’s).

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment

Beginning on April 1, 2009, the Company presents and discloses OTTI in accordance with FASB ASC Topic 320.  Securities whose fair value is less than their carrying amount are considered to be impaired and are evaluated for potential OTTI.  If the Company intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporarily impaired and the Company records a charge to earnings for the full amount of impairment based on the difference between the current carrying amount and fair value of the security.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories: credit loss and non-credit loss.  The credit loss portion is charged to net realized investment losses in the condensed consolidated statements of operations, while the non-credit loss is charged to other comprehensive income (loss).  When an unrealized loss on an available-for-sale fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings.

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

For those securities where the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell, the Company employs a portfolio monitoring process to identify securities that are other-than-temporarily impaired.  The Company utilizes a Credit Committee, comprised of investment and finance professionals, which meets at least quarterly to review individual issues or issuers that are of concern.  In determining whether a security is other-than-temporarily-impaired, the Credit Committee considers the factors described below.  The process involves a quarterly screening of all impaired securities.

Discrete credit events, such as a ratings downgrade, also are used to identify securities that may be other-than-temporarily impaired.  The securities identified are then evaluated based on issuer-specific facts and circumstances, such as the issuer’s ability to meet current and future interest and principal payments, an evaluation of the issuer’s financial position and its near-term recovery prospects, difficulties being experienced by an issuer’s parent or affiliate, and management’s assessment of the outlook for the issuer’s sector.  In making these evaluations, the Credit Committee exercises considerable judgment.  Based on this evaluation, issues or issuers are considered for inclusion on one of the Company’s following credit lists:

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment (continued)

The Company recorded credit OTTI losses in its condensed consolidated statement of operations totaling $0.9 million for the nine-month period ended September 30, 2010 for OTTI on its available-for-sale fixed maturity securities.  The $0.9 million credit loss OTTI recorded during the nine-month period ended September 30, 2010 was concentrated in corporate debt of a foreign issuer. These impairments were driven primarily by the adverse financial condition of the issuer.

The following tables roll forward the amount of credit losses recognized in earnings on debt securities, for which a portion of the OTTI also was recognized in other comprehensive income (in 000’s):

Nine-month Period Ended September 30, 2010

Beginning balance, at January 1, 2010	$9,148
Add: Credit losses remaining in accumulated deficit related to the adoption of FASB ASC Topic 320	-
Add: Credit losses on OTTI not previously recognized	885
Less: Credit losses on securities sold	(2,528)
Less: Credit losses on securities impaired due to intent to sell
Add: Credit losses on previously impaired securities
Less: Increases in cash flows expected on previously impaired securities	(1,543)
Ending balance, at September 30, 2010	$5,962

Six-month Period Ended September 30, 2009

Beginning balance, at April 1, 2009	$-
Add: Credit losses remaining in accumulated deficit related to the adoption of FASB ASC Topic 320	27,805
Add: Credit losses on OTTI not previously recognized	4,834
Less: Credit losses on securities sold	(5,031)
Less: Credit losses on securities impaired due to intent to sell	-
Add: Credit losses on previously impaired securities	-
Less: Increases in cash flows expected on previously impaired securities	(686)
Ending balance, at September 30, 2009	$26,922

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Leveraged Leases

The Company was an owner participant in a trust that is a lessor in a leveraged lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was originally leased through a VIE for a term of 9.78 years.  The master lessee had the option to purchase the equipment at the expiration of the lease term.  The Company's equity investment in this VIE represented 8.33% of the partnership that provided 22.9% of the purchase price of the equipment.  The Company did not have the ability to direct the activities that most significantly impact the economic performance of the VIE, nor the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company did not consolidate this trust in its condensed consolidated financial statements.  The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment, and was non-recourse to the Company.  The leveraged lease investment was included as a part of other invested assets in the Company’s condensed consolidated balance sheets.

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

Credit enhancement such as collateral is used to improve the credit risk of longer term derivative contracts.

The primary types of derivatives held by the Company include swap agreements, swaptions, futures, call/put options and embedded derivatives, as described below.

Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flow payments at pre-determined intervals, based upon or calculated by reference to changes in specified interest rates (fixed or floating), foreign currency exchange rates, or prices on an underlying principal balance (notional).  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency exchange swaps.  A single net payment is usually made by one counterparty at pre-determined dates. The net payment is recorded as a component of net derivative (loss) income in the Company’s condensed consolidated statement of operations.

Interest rate swaps are generally used to change the character of cash flows (e.g., fixed payments to floating rate payments) for duration matching purposes and to manage exposures to changes in the risk-free interest rate.

Foreign currency swaps are utilized as an economic hedge against changes in foreign currencies associated with certain non-U.S. dollar denominated cash flows.  From 2000 through 2002, and again in 2005, the Company marketed guaranteed investment contracts (“GICs”) to unrelated third parties.  Each GIC transaction is highly-individualized, but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps.  The combination of the currency swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

On September 6, 2006, the Company entered into an agreement with the CARS Trust.  Refer to Note 1 for additional information on the CARS Trust.

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

Futures

Futures contracts, both long and short, are entered into for purposes of hedging liabilities on fixed index and variable annuity products containing guaranteed minimum death benefit and living benefit features with cash flows based on changes in equity indices.  Certain futures are also utilized to hedge interest rate risk associated with these products.  On the trade date, an initial cash margin is exchanged.  Daily cash is exchanged to settle the daily variation margin.

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

Embedded Derivatives

The Company performs a quarterly analysis of its new contracts, agreements and financial instruments for embedded derivatives.  No embedded derivatives required bifurcation from financial assets.  However, the Company issues certain annuity contracts and enters into reinsurance agreements that contain derivatives embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or reinsurance agreement) and is carried at fair value.  Refer to Note 6 for further information regarding derivatives embedded in reinsurance contracts; refer also to Note 9 for further information regarding derivatives embedded in annuity contracts.

The following is a summary of the Company’s derivative positions at:

	At September 30, 2010		At December 31, 2009
	Number of	Principal Notional	Number of	Principal Notional
	Contracts	Contracts	Contracts	Contracts

Interest rate swaps	69	$ 5,980,000	102	$ 8,883,000
Currency swaps	13	355,419	10	351,740
Credit default swaps	1	37,400	1	55,000
Equity swaps	-	-	2	4,908
Swaptions	1	350,000	5	1,150,000
Futures (1)	(25,294)	3,330,823	(13,811)	2,378,216
Index call options	8,288	1,532,376	7,345	1,313,381
Index put options	4,400	502,128	7,100	682,499
Total		$ 12,088,146		$ 14,818,744

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

	At September 30, 2010		At December 31, 2009
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Fair Value (a)	Fair Value (a)	Fair Value (a)	Fair Value (a)

Interest rate contracts	$ 244,647	$ 467,340	$ 130,178	$ 532,401
Foreign currency contracts	40,891	1,957	56,032	905
Equity contracts	41,523	-	58,692	-
Credit contracts	-	30,633	-	34,349
Futures contracts (b)	6,337	950	14,325	5,255
Total derivative instruments	333,398	500,880	259,227	572,910
Embedded derivatives (c)	-	900,314	11,308	417,764
Total	$ 333,398	$ 1,401,194	$ 270,535	$ 990,674

(a)	Amounts are presented without consideration of cross-transaction netting and collateral.
(b)	Futures contracts include interest rate, equity price and foreign currency exchange risks.
(c)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

All realized and unrealized derivative gains and losses are recorded in net derivative (loss) income included in the Company’s condensed consolidated statements of operations.  The following is a summary of the Company’s realized and unrealized gains and losses by derivative type (in 000’s):

	For the nine-month period ended September 30,		For the three-month period ended September 30,
	2010	2009	2010	2009

Interest rate contracts	$ (96,191)	$ 132,861	$ (17,522)	$ (39,973)
Foreign currency contracts	(7,480)	(7,580)	(2,055)	(5,371)
Equity contracts	(32,856)	(58,355)	(18,844)	(16,867)
Credit contracts	3,716	(5,864)	3,093	(1,734)
Futures contracts	(9,531)	(246,742)	(149,933)	(142,847)
Embedded derivatives	(480,722)	2,801	129,362	(139,739)
Net derivative loss from continuing operations	(623,064)	(182,879)	(55,899)	(346,531)
Net derivative income from discontinued operations	$ -	$ 180,023	$ -	$ 42,085

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, contractual requirements for transacting with counterparties and collateral support agreements, and limitations on counterparty concentrations.  Exposures by counterparty and counterparty credit ratings are monitored closely.  All of the contracts are held with counterparties rated A or higher.  As of September 30, 2010, the Company’s liability positions were linked to a total of 15 counterparties, of which the largest single unaffiliated counterparty payable, net of collateral, had credit exposure of $11.3 million to the Company.  As of September 30, 2010, the Company’s asset positions were linked to a total of 18 counterparties, of which the largest single unaffiliated counterparty receivable, net of collateral, had credit exposure of $7.0 million.

Credit-related Contingent Features

All derivative transactions are covered under standardized contractual agreements with counterparties all of which include credit-related contingent features.  Certain counterparty relationships also may include supplementary agreements with such tailored terms as additional triggers for early terminations, acceptable practices related to cross-transaction netting and minimum thresholds for determining collateral.

Credit-related triggers include failure to pay or deliver on an obligation past certain grace periods, bankruptcy or the downgrade of credit ratings to below a stipulated level.  These triggers apply to both the Company and its counterparty.  The aggregate value of all derivative instruments with credit risk-related contingent features that were in a liability position at September 30, 2010 was approximately $500.9 million.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its liability positions, offset by the value of previously pledged collateral and cross-transaction netting.  If payments cannot be exchanged simultaneously at early termination, funds also will be held in escrow to facilitate settlement.  If an early termination was triggered on September 30, 2010, the Company would be expected to settle a net obligation of approximately $10.8 million.

If counterparties are unable to meet accelerated payment obligations, the Company may also be exposed to uncollectible asset positions, offset by the value of collateral that has been posted by the Company.

At September 30, 2010, the Company pledged $278.1 million in U.S. Treasury securities as collateral to counterparties.  At September 30, 2010, counterparties had pledged $121.4 million in collateral to the Company, comprised of cash and U.S. Treasury securities.

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

Wealth Management Segment

The Wealth Management Segment manages a closed block of single premium whole life (“SPWL”) insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion at both September 30, 2010 and December 31, 2009.  This entire block of business is reinsured on a funds-withheld, coinsurance basis with SLOC, an affiliate.

The Company received regulatory approval on May 20, 2010 to amend the reinsurance agreement between the Company and SLOC, effective January 1, 2010.  The amended agreement contains a loss carryforward provision which mitigates the impact of temporary experience losses on the experience refund between the Company and SLOC.

Pursuant to this reinsurance agreement, the Company held the following assets and liabilities (in 000’s) at:

	September 30,	December 31,
	2010	2009
Assets Reinsurance receivable	$1,472,486	$1,540,697

Liabilities Contractholder deposit funds and other policy liabilities	1,506,118	1,493,145
Future contract and policy benefits	2,104	2,104
Reinsurance payable	1,555,985	1,603,711

The funds-withheld assets of $1.6 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively, are comprised of bonds, mortgage loans, policy loans, derivative instruments, and cash and cash equivalents that are managed by the Company.  The funds-withheld coinsurance agreement gives rise to an embedded derivative which is required to be separated from the host reinsurance contract.  The change in value of this embedded derivative decreased derivative income by $22.5 million and $46.4 million for the three and nine-month periods ended September 30, 2010, respectively, and by $58.9 million and $116.8 million for the three and nine-month periods ended September 30, 2009, respectively.

By reinsuring the SPWL product, the Company reduced net investment income by $22.8 million and $25.4 million for the three and nine-month periods ended September 30, 2010, respectively, and by $20.0 million and $89.0 million for the three and nine-month periods ended September 30, 2009, respectively.  The Company also reduced interest credited by $17.7 million and $53.1 million for the three and nine-month periods ended September 30, 2010, respectively, and by $18.5 million and $56.1 million for the three and nine-month periods ended September 30, 2009, respectively.

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

Effective January 1, 2010, the Company and BarbCo 3 amended the agreement to include coverage of certain corporate and bank-owned variable universal life and private placement variable universal life insurance cases sold between December 31, 2009 and March 31, 2010, inclusive.  Reinsurance coverage continued for all cases sold prior to April 1, 2010.  However, cases sold on or after April 1, 2010 have not been reinsured.  This amendment also enabled the Company to discontinue reinsuring a portion of the covered business that was previously reinsured on a modified coinsurance basis, effective April 1, 2010.  The discontinuance of the business reinsured on a modified coinsurance basis did not have a material impact on the Company’s condensed consolidated financial statements.

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

	September 30,	December 31,
	2010	2009
Assets Reinsurance receivable	$422,275	$422,486

Liabilities Contractholder deposit funds and other policy liabilities	469,560	466,899
Reinsurance payable	434,147	430,528

At September 30, 2010 and December 31, 2009, reinsurance payable includes a funds-withheld liability of $325.3 million and $307.8 million, respectively, and a deferred gain of $108.8 million and $118.9 million, respectively.  The funds-withheld assets are comprised of bonds, policy loans, and cash and cash equivalents that are managed by the Company.  The funds-withheld coinsurance agreement gives rise to an embedded derivative which is required to be separated from the host reinsurance contract.  At September 30, 2010 and December 31, 2009, the fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $30.5 million and $26.3 million, respectively.

The change in fair value of the embedded derivative reduced derivative income by $1.0 million and $4.2 million for the three and nine-month periods ended September 30, 2010, respectively, and by $14.1 million and $25.7 million for the three and nine-month periods ended September 30, 2009, respectively.  During the three and nine-month periods ended September 30, 2010, the reinsurance agreement reduced revenues by $6.2 million and $22.5 million, respectively, and decreased expenses by $18.8 million and $41.5 million, respectively.  During the three and nine-month periods ended September 30, 2009, the reinsurance agreement reduced revenues by $18.5 million and $44.5 million, respectively, and decreased expenses by $13.9 million and $28.4 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective December 31, 2007, the Company’s subsidiary, SLNY, entered into a reinsurance agreement with SLOC pursuant to which SLOC funds a portion of the statutory reserves (“AXXX reserves”) required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38 as adopted by the NAIC, attributable to certain individual universal life (“UL”) policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds-withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  New business on the December 31, 2007 in-force policies and policies issued after December 31, 2007 also are reinsured under this agreement.  Pursuant to this agreement, SLNY held the following assets and liabilities at (in 000’s):

	September 30,	December 31,
	2010	2009
Assets Reinsurance receivable	$149,465	$103,802

Liabilities Contractholder deposit funds and other policy liabilities	114,015	84,606
Future contract and policy benefits	21,118	10,518
Reinsurance payable	223,552	182,000

Reinsurance payable includes a funds-withheld liability of $175.6 million and $128.4 million at September 30, 2010 and December 31, 2009, respectively; and a deferred gain of $47.6 million and $50.3 million at September 30, 2010 and December 31, 2009, respectively.  The funds-withheld assets comprised of trading fixed maturity securities and mortgage loans are managed by the Company.  The funds-withheld coinsurance agreement gives rise to an embedded derivative which is required to be separated from the host reinsurance contract.  The fair value of the embedded derivative increased (decreased) contractholder deposit funds and other policy liabilities by $12.6 million and $(0.7) million at September 30, 2010 and December 31, 2009, respectively.  The change in fair value of this embedded derivative decreased derivative income by $4.4 million and $13.3 million for the three and nine-month periods ended September 30, 2010, respectively, and $7.1 million and $11.2 million for the three and nine-month periods ended September 30, 2009, respectively.

The reinsurance agreement between SLOC and SLNY decreased revenues by approximately $11.9 million and $32.1 million for the three and nine-month periods ended September 30, 2010, respectively, and $12.0 million and $23.7 million for the three and nine-month periods ended September 30, 2009, respectively.  This agreement also decreased benefits and expenses by approximately $13.3 million and $27.1 million for the three and nine-month periods ended September 30, 2010, respectively, and $7.2 million and $16.4 million for the three and nine-month periods ended September 30, 2009, respectively.

The Company has other reinsurance agreements with SLOC and several unrelated companies, which provide reinsurance for portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”) and corporate-owned life insurance (“COLI”) policies.  These amounts are reinsured on a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements have decreased revenues by approximately $26.8 million and $107.1 million for the three and nine-month periods ended September 30, 2010, respectively, and $37.2 million and $119.8 million for the three and nine-month periods ended September 30, 2009, respectively. These agreements also have decreased expenses by approximately $26.3 million and $107.6 million for the three and nine-month periods ended September 30, 2010, respectively, and $58.1 million and $120.0 million for the three and nine-month periods ended September 30, 2009, respectively.

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

SLNY has an agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At September 30, 2010 and December 31, 2009, SLNY held policyholder liabilities related to this agreement of $29.1 million and $30.3 million, respectively.  In addition, the reinsurance agreement increased revenues by $9.8 million and $34.4 million for the three and nine-month periods ended September 30, 2010, respectively, and by $13.1 million and $40.2 million for the three and nine-month periods ended September 30, 2009, respectively.  This agreement also increased benefits and expenses by $12.6 million and $35.2 million for the three and nine-month periods ended September 30, 2010, respectively, and by $11.7 million and $35.3 million for the three and nine-month periods ended September 30, 2009, respectively.

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

Litigation, Income Taxes and Other Matters

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  On May 30, 2010, the IRS issued an Industry Director Directive which makes it clear that IRS interpretations prior to Revenue Ruling 2007-54 should be followed until new regulations are issued. New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  The Company recorded (provisions) benefits of $(0.4) million and $7.8 million for the three and nine-month periods ended September 30, 2010, respectively, and $4.1 million and $12.3 million for the three and nine-month periods ended September 30, 2009, respectively, related to the separate account DRD.  The amounts recorded for the three and nine-month periods ended September 30, 2010 included an adjustment of $4.4 million to reflect a reduced run rate of separate account DRD benefits following the filing of the 2009 tax return.

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

8.  RETIREMENT PLANS

Effective December 31, 2009, the Company transferred all of its employees to an affiliate, Sun Life Services, with the exception of 28 employees who were transferred to SLFD, another affiliate.  As a result of this transaction, the Company transferred pension and other employee benefit liabilities, accumulated other comprehensive losses related to pension and other postretirement plans, and cash to Sun Life Services.  Concurrent with this transaction, Sun Life Services became the sponsor of the retirement plans described below.  The employee transfer did not materially change the provisions of the related retirement plans.  The annual cost to the Company of these benefits is allocated by Sun Life Services and charged to the Company in a manner consistent with the allocation of employee compensation expenses.

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

For the three-month period ended September 30, 2010, Sun Life Services allocated to the Company expenses of $0.8 million and $1.1 million for the Pension Plans and the Other Benefit Plan, respectively.  For the nine-month period ended September 30, 2010, expenses of $2.4 million and $3.3 million for the Pension Plans and the Other Benefit Plan, respectively, were allocated to the Company.

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at September 30, 2010 (in 000’s, except for age data):

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum death	$ 18,790,347	$ 2,163,591	66.2
Minimum income	$ 174,815	$ 73,166	62.0
Minimum accumulation and withdrawal	$ 11,161,822	$ 382,685	63.3

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2009:

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum death	$ 16,947,362	$ 2,459,360	66.2
Minimum income	$ 194,780	$ 84,591	61.5
Minimum accumulation or withdrawal	$ 8,866,525	$ 212,371	63.0
1 Net amount at risk represents the difference between guaranteed benefits and the account balance.

The following roll-forward summarizes the change in reserves for the Company’s guaranteed minimum death and income benefits at September 30, 2010 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2009	$ 96,267	$ 10,058	$ 106,325

Benefit ratio change / Assumption changes	40,494	8,789	49,283
Incurred guaranteed benefits	22,498	1,161	23,659
Paid guaranteed benefits	(28,465)	(2,898)	(31,363)
Interest	5,766	533	6,299

Balance at September 30, 2010	$ 136,560	$ 17,643	$ 154,203

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

Projected benefits and assessments used in determining the liability for guarantees are developed using a projection model and stochastic scenarios.  Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based upon factors such as eligibility conditions and the annuitant’s attained age.

The liability for guarantees is re-calculated and adjusted regularly.  Changes to the liability balance are recorded as a charge or credit to policyholder benefits.

GMABs and GMWBs are considered to be derivatives under FASB ASC Topic 815 and are recorded at fair value through earnings.  The Company incorporates actively-managed volatility adjustments, a credit standing adjustment, and a behavior risk margin in its calculation of the embedded derivative.  The net balance of GMABs and GMWBs constituted a liability in the amount of $693.3 million and $250.5 million at September 30, 2010 and December 31, 2009, respectively.  The Company records GMAB and GMWB reserves in its condensed consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. GOODWILL

The Company’s goodwill represents the intangible asset related to the transfer of goodwill to SLNY, based on agreements between SLNY and SLHIC pursuant to which the existing and future New York issued business of SLHIC was transferred to SLNY (collectively the “SLHIC to SLNY asset transfer”).  Goodwill is allocated to the Group Protection Segment.  In accordance with FASB ASC Topic 350, “Intangibles–Goodwill and Other,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill during the second quarter of 2010 and concluded that this asset was not impaired.

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

The Company’s net deferred tax asset at September 30, 2010 was comprised of gross deferred tax assets and gross deferred tax liabilities.  The gross deferred tax assets are primarily related to unrealized investment security losses, actuarial liabilities and net operating loss (“NOL”) carryforwards, as well as capital loss carryforwards.  If unutilized, the NOL carryforwards and a majority of the capital loss carryforwards will begin to expire in 2023 and 2014, respectively.  The Company’s net deferred tax asset was $390.4 million and $549.8 million at September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, no valuation allowance has been recorded against deferred tax assets for investment losses because the Company believes that it is more likely than not that the deferred tax assets related to the impairment losses will be realized due to tax planning strategies related to certain MBS, the Company’s intent and ability to hold the related investment securities to maturity, and other tax planning strategies. For the remaining unrealized investment losses, the Company believes that it is more likely than not that the related deferred tax assets will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of amortized cost.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission (the “SEC”) and in accordance with SEC Rule 12h-5.

The Company’s wholly-owned subsidiary, SLNY, sells, among other products, combination fixed and variable annuity contracts (the “Contracts”) in the State of New York.  The Contracts contain a fixed investment option, where interest is paid at a guaranteed rate for a specified period of time, and withdrawals made before the end of the specified period may be subject to a market value adjustment that can increase or decrease the amount of the withdrawal proceeds (the “Fixed investment option period”).  Effective September 27, 2007, the Company provided a full and unconditional guarantee (the “Guarantee”) of SLNY’s obligation related to the Fixed investment option period related to Contracts currently in-force or sold on or after that date.  The Guarantee relieves SLNY of its obligation to file annual, quarterly and current reports with the SEC on Form 10-K, Form 10-Q, and Form 8-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

In the following presentation of condensed consolidating financial statements, the term “SLUS as Parent” is used to denote the Company as a stand-alone entity, isolated from its subsidiaries, and the term “Other Subs” is used to denote the Company's other subsidiaries, with the exception of SLNY.  All condensed consolidating financial statements are presented in thousands.

Condensed Consolidating Statements of Operations
For the nine-month period ended September 30, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$12,401	$87,986	$-	$-	$100,387
Net investment income (1)	1,202,835	128,179	2,973	-	1,333,987
Net derivative loss	(580,666)	(42,398)	-	-	(623,064)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	17,468	(279)	(330)	-	16,859
Other-than-temporary impairment losses	(735)	(150)	-	-	(885)
Fee and other income	342,657	11,866	7,001	-	361,524

Total revenues	993,960	185,204	9,644	-	1,188,808

Benefits and Expenses

Interest credited	263,861	44,133	699	-	308,693
Interest expense	39,589	(72)	-	-	39,517
Policyowner benefits	80,136	63,363	174	-	143,673
Amortization of DAC, VOBA and VOCRA	119,133	58,301	-	-	177,434
Other operating expenses	199,652	30,028	6,667	-	236,347

Total benefits and expenses	702,371	195,753	7,540	-	905,664

Income (loss) before income tax expense (benefit)	291,589	(10,549)	2,104	-	283,144

Income tax expense (benefit)	94,867	(4,391)	612	-	91,088
Equity in the net loss of subsidiaries	(4,666)	-	-	4,666	-

Net income (loss)	$192,056	$(6,158)	$1,492	$4,666	$192,056

(1)
SLUS as parent’s, SLNY’s and Other Subs’ net investment income includes an increase in the market value of trading fixed maturity securities of  $686.5 million, $62.3 million and $0 million, respectively, for the nine-month period ended September 30, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the nine-month period ended September 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$10,602	$90,410	$-	$-	$101,012
Net investment income (1)	2,049,633	208,693	3,319	-	2,261,645
Net derivative (loss) income	(188,157)	5,278	-	-	(182,879)
Net realized investment (losses) gains, excluding impairment losses on available-for-sale securities	(7,677)	3	(727)	-	(8,401)
Other-than-temporary impairment losses	(4,450)	(181)	(203)	-	(4,834)
Fee and other income	279,960	6,034	8,908	-	294,902

Total revenues	2,139,911	310,237	11,297	-	2,461,445

Benefits and Expenses

Interest credited	255,942	35,261	877	-	292,080
Interest expense	33,212	769	-	-	33,981
Policyowner benefits	26,799	59,611	1,502	-	87,912
Amortization of DAC, VOBA and VOCRA	434,372	85,696	-	-	520,068
Other operating expenses	137,788	34,162	2,990	-	174,940

Total benefits and expenses	888,113	215,499	5,369	-	1,108,981

Income from continuing operations before income tax expense	1,251,798	94,738	5,928	-	1,352,464

Income tax expense	359,512	27,500	1,581	-	388,593
Equity in the net income of subsidiaries	216,311	-	-	(216,311)	-

Net income from continuing operations	1,108,597	67,238	4,347	(216,311)	963,871

Income from discontinued operations, net of tax	-	-	144,726	-	144,726

Net income	$1,108,597	$67,238	$149,073	$(216,311)	$1,108,597

(1)
SLUS as parent’s, SLNY’s and Other Subs’ net investment income includes an increase in the market value of trading fixed maturity securities of $1,724.4 million, $168.9 million and $0.0 million, respectively, for the nine-month period ended September 30, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended September 30, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$4,094	$28,051	$-	$-	$32,145
Net investment income (1)	431,199	49,875	1,466	-	482,540
Net derivative (loss) income	(60,482)	4,583	-	-	(55,899)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	1,086	(879)	313	-	520
Other-than-temporary impairment losses	-	-	-	-	-
Fee and other income	124,315	(1,633)	2,614	-	125,296

Total revenues	500,212	79,997	4,393	-	584,602

Benefits and Expenses

Interest credited	112,508	19,122	252	-	131,882
Interest expense	13,094	(29)	-	-	13,065
Policyowner benefits	9,053	17,989	54	-	27,096
Amortization of DAC, VOBA and VOCRA	413,840	16,826	-	-	430,666
Other operating expenses	63,505	10,519	2,530	-	76,554

Total benefits and expenses	612,000	64,427	2,836	-	679,263

(Loss) income before income tax (benefit) expense	(111,788)	15,570	1,557	-	(94,661)

Income tax (benefit) expense	(35,751)	5,020	465	-	(30,266)
Equity in the net income of subsidiaries	11,642	-	-	(11,642)	-

Net (loss) income	$(64,395)	$10,550	$1,092	$(11,642)	$(64,395)

(1)
SLUS as parent’s, SLNY’s and Other Subs’ net investment income includes an increase in the market value of trading fixed maturity securities of $271.4 million, $27.4 million and $0.0 million, respectively, for the three-month period ended September 30, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
Condensed Consolidating Statements of Operations
For the three-month period ended September 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$5,656	$29,861	$-	$-	$35,517
Net investment income (1)	956,969	86,866	867	-	1,044,702
Net derivative loss	(340,946)	(5,585)	-	-	(346,531)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(5,285)	(41)	(238)	-	(5,564)
Other-than-temporary impairment losses	-	-	-	-	-
Fee and other income	118,994	2,629	6,611	-	128,234

Total revenues	735,388	113,730	7,240	-	856,358

Benefits and Expenses

Interest credited	57,928	9,097	(103)	-	66,922
Interest expense	8,275	(32)	-	-	8,243
Policyowner benefits	(23,110)	20,899	87	-	(2,124)
Amortization of DAC, VOBA and VOCRA	56,032	62,216	-	-	118,248
Other operating expenses	63,699	16,200	1,297	-	81,196

Total benefits and expenses	162,824	108,380	1,281	-	272,485

Income from continuing operations before income tax expense (benefit)	572,564	5,350	5,959	-	583,873

Income tax expense (benefit)	116,984	(3,518)	1,244	-	114,710
Equity in the net income of subsidiaries	162,093	-	-	(162,093)	-

Net income from continuing operations	617,673	8,868	4,715	(162,093)	469,163

Income from discontinued operations, net of tax	-	-	148,510	-	148,510

Net income	$617,673	$8,868	$153,225	$(162,093)	$617,673

(1)
SLUS as parent’s, SLNY’s and Other Subs’ net investment income includes an increase in the market value of trading fixed maturity securities of $876.3million, $75.6 million and $0.0 million, respectively, for the three-month period ended September 30, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at September 30, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value	$1,251,993	$248,756	$57,514	$-	$1,558,263
Trading fixed maturity securities at fair value	10,570,209	1,566,752	-	-	12,136,961
Investment in subsidiaries	559,010	-	-	(559,010)	-
Mortgage loans	1,588,332	178,085	38,792	-	1,805,209
Derivative instruments – receivable	333,398	-	-	-	333,398
Limited partnerships	44,694	-	-	-	44,694
Real estate	162,182	-	44,710	-	206,892
Policy loans	687,394	1,840	20,826	-	710,060
Other invested assets	6,855	970	-	-	7,825
Short-term investments	15,043	-	-	-	15,043
Cash and cash equivalents	1,277,441	102,968	14,268	-	1,394,677
Total investments and cash	16,496,551	2,099,371	176,110	(559,010)	18,213,022

Accrued investment income	183,035	21,298	1,703	-	206,036
Deferred policy acquisition costs and sales inducement asset	2,053,788	140,118	-	-	2,193,906
Value of business and customer renewals acquired	140,784	4,921	-	-	145,705
Net deferred tax asset	388,426	-	3,426	(1,406)	390,446
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	114,367	16,447	560	-	131,374
Reinsurance receivable	2,198,518	169,843	70	-	2,368,431
Other assets	99,755	34,827	3,162	(7,365)	130,379
Separate account assets	24,155,370	1,164,448	38,582	-	25,358,400

Total assets	$45,830,594	$3,658,572	$223,613	$(567,781)	$49,144,998

LIABILITIES

Contractholder deposit funds and other policy liabilities	$13,947,082	$1,643,651	$25,179	$-	$15,615,912
Future contract and policy benefits	742,500	113,971	206	-	856,677
Payable for investments purchased	185,308	5,445	-	-	190,753
Accrued expenses and taxes	73,398	6,376	1,751	(7,365)	74,160
Deferred income tax liability	-	1,406	-	(1,406)	-
Debt payable to affiliates	783,000	-	-	-	783,000
Reinsurance payable	1,997,839	242,544	36	-	2,240,419
Derivative instruments – payable	500,880	-	-	-	500,880
Other liabilities	204,971	54,048	25,532	-	284,551
Separate account liabilities	24,155,370	1,164,448	38,582	-	25,358,400

Total liabilities	$42,590,348	$3,231,889	$91,286	$(8,771)	$45,904,752

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,927,886	389,963	108,594	(498,557)	3,927,886
Accumulated other comprehensive income	76,773	10,062	2,531	(12,593)	76,773
(Accumulated deficit) retained earnings	(770,850)	24,558	18,660	(43,218)	(770,850)

Total stockholder’s equity	3,240,246	426,683	132,327	(559,010)	3,240,246

Total liabilities and stockholder’s equity	$45,830,594	$3,658,572	$223,613	$(567,781)	$49,144,998

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at December 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value	$959,156	$164,158	$52,202	$-	$1,175,516
Trading fixed maturity securities at fair value	9,724,195	1,406,327	-	-	11,130,522
Investment in subsidiaries	518,560	-	-	(518,560)	-
Mortgage loans	1,736,358	161,498	14,105	-	1,911,961
Derivative instruments – receivable	259,227	-	-	-	259,227
Limited partnerships	51,656	-	-	-	51,656
Real estate	158,170	-	44,107	-	202,277
Policy loans	700,974	270	21,346	-	722,590
Other invested assets	46,410	542	469	-	47,421
Short-term investments	1,208,320	58,991	-	-	1,267,311
Cash and cash equivalents	1,616,991	175,322	11,895	-	1,804,208
Total investments and cash	16,980,017	1,967,108	144,124	(518,560)	18,572,689

Accrued investment income	211,725	17,051	1,815	-	230,591
Deferred policy acquisition costs and sales inducement asset	1,989,676	183,966	-	-	2,173,642
Value of business and customer renewals acquired	163,079	5,766	-	-	168,845
Net deferred tax asset	539,323	5,830	4,611	-	549,764
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	11,969	642	-	-	12,611
Reinsurance receivable	2,232,651	117,460	96	-	2,350,207
Other assets	114,177	69,161	1,975	(1,350)	183,963
Separate account assets	22,293,989	989,939	42,395	-	23,326,323

Total assets	$44,536,606	$3,364,222	$195,016	$(519,910)	$47,575,934

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,078,201	$1,605,038	$26,350	$-	$16,709,589
Future contract and policy benefits	716,176	99,255	207	-	815,638
Payable for investments purchased	87,554	577	-	-	88,131
Accrued expenses and taxes	51,605	10,202	1,446	(1,350)	61,903
Debt payable to affiliates	883,000	-	-	-	883,000
Reinsurance payable	2,040,864	190,863	37	-	2,231,764
Derivative instruments – payable	572,910	-	-	-	572,910
Other liabilities	205,855	48,608	25,761	-	280,224
Separate account liabilities	22,293,989	989,939	42,395	-	23,326,323

Total liabilities	$41,930,154	$2,944,482	$96,196	$(1,350)	$44,969,482

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,527,677	389,963	78,409	(468,372)	3,527,677
Accumulated other comprehensive income (loss)	35,244	(3,039)	701	2,338	35,244
(Accumulated deficit) retained earnings	(962,906)	30,716	17,168	(47,884)	(962,906)

Total stockholder’s equity	2,606,452	419,740	98,820	(518,560)	2,606,452

Total liabilities and stockholder’s equity	$44,536,606	$3,364,222	$195,016	$(519,910)	$47,575,934

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the nine-month period ended September 30, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income (loss)	$192,056	$(6,158)	$1,492	$4,666	$192,056
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investments	16,146	2,996	578	-	19,720
Amortization of DAC, VOBA and VOCRA	119,133	58,301	-	-	177,434
Depreciation and amortization	1,546	234	616	-	2,396
Net losses on derivatives	483,308	42,398	-	-	525,706
Net realized (gains) losses and OTTI credit losses on available-for-sale investments	(16,733)	429	330	-	(15,974)
Net increase in fair value of trading investments	(686,458)	(62,265)	-	-	(748,723)
Net realized losses (gains) on trading investments	44,220	(11,766)	-	-	32,454
Undistributed loss on private equity limited partnerships	399	-	-	-	399
Interest credited to contractholder deposits	263,861	44,133	699	-	308,693
Deferred federal income taxes	136,574	182	200	-	136,956
Equity in net loss of subsidiaries	4,666		-	(4,666)	-
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(175,325)	(15,700)	-	-	(191,025)
Accrued investment income	28,690	(4,247)	112	-	24,555
Net change in reinsurance receivable/payable	87,991	2,716	25	-	90,732
Future contract and policy benefits	26,324	14,716	(1)	-	41,039
Other, net	77,619	39,274	(1,319)	-	115,574

Net cash provided by operating activities	604,017	105,243	2,732	-	711,992

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	330,126	38,937	13,737	-	382,800
Trading fixed maturity securities	2,492,639	612,870	(560)	-	3,104,949
Mortgage loans	138,734	8,036	2,683	(30,042)	119,411
Real estate	-	1,000	1,170	(2,170)	-
Other invested assets	(104,102)	815	501		(102,786)
Purchases of:
Available-for-sale fixed maturity securities	(557,511)	(102,654)	(15,382)		(675,547)
Trading fixed maturity securities	(2,747,460)	(712,640)	-	-	(3,460,100)
Mortgage loans	(43)	(28,441)	(31,171)	30,042	(29,613)
Real estate	(5,293)	-	(379)	2,170	(3,502)
Other invested assets	(47,191)	(333)	-	-	(47,524)
Net change in other investments	-	-	-	-	-
Net change in policy loans	13,580	(1,570)	520	-	12,530
Net change in short-term investments	1,193,277	58,991	-	-	1,252,268

Net cash provided by (used in) investing activities	$706,756	$(124,989)	$(28,881)	$-	$552,886

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the nine-month period ended September 30, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$826,639	$136,151	$-	$-	$962,790
Withdrawals from contractholder deposit funds	(2,730,167)	(185,396)	(1,869)	-	(2,917,432)
Repayment of debt	(100,000)	-	-	-	(100,000)
Capital contribution to subsidiaries	(30,185)	-	-	30,185	-
Capital contribution from Parent	400,000	-	30,185	(30,185)	400,000
Other, net	(16,610)	(3,363)	206	-	(19,767)

Net cash (used in) provided by financing activities	(1,650,323)	(52,608)	28,522	-	(1,674,409)

Net change in cash and cash equivalents	(339,550)	(72,354)	2,373	-	(409,531)

Cash and cash equivalents, beginning of period	1,616,991	175,322	11,895	-	1,804,208

Cash and cash equivalents, end of period	$1,277,441	$102,968	$14,268	$-	$1,394,677

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
For the nine-month period ended September 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income	$1,108,597	$67,238	$149,073	$(216,311)	$1,108,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	7,724	212	15	-	7,951
Amortization of DAC, VOBA and VOCRA	434,372	85,696	-	-	520,068
Depreciation and amortization	3,447	233	603	-	4,283
Net loss (gains) on derivatives	97,978	(5,278)	1	-	92,701
Net realized losses and OTTI credit losses on available-for-sale investments	12,127	178	930	-	13,235
Net increase in fair value of trading investments	(1,724,398)	(168,863)	-	-	(1,893,261)
Net realized losses on trading investments	257,385	10,751	-	-	268,136
Undistributed losses in private equity limited partnerships	11,477	-	-	-	11,477
Interest credited to contractholder deposits	255,942	35,261	877	-	292,080
Deferred federal income taxes	302,403	21,532	631	-	324,566
Equity in net income of subsidiaries	(216,311)	-	-	216,311	-
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(242,545)	(37,282)	-	-	(279,827)
Accrued investment income	48,853	(422)	211	-	48,642
Net change in reinsurance receivable/payable	108,502	(7,844)	(4,462)	-	96,196
Future contract and policy benefits	(114,736)	3,490	(1)	-	(111,247)
Other, net	36,786	(147,857)	563	-	(110,508)
Adjustments related to discontinued operations	-	-	(4,890)	-	(4,890)

Net cash provided by (used in) operating activities	387,603	(142,955)	143,551	-	388,199

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	34,569	4,102	1,435	-	40,106
Trading fixed maturity securities	965,384	209,827	27,957	-	1,203,168
Mortgage loans	119,355	7,503	(36)	(18,357)	108,465
Other invested assets	(125,692)	1,587	-	-	(124,105)
Purchases of:
Available-for-sale fixed maturity securities	(333,234)	(3,578)	(311)	-	(337,123)
Trading fixed maturity securities	(50,392)	(419,107)	(1,634)	-	(471,133)
Mortgage loans	(9,902)	(2,125)	(18,389)	18,357	(12,059)
Real estate	(904)	-	(647)	-	(1,551)
Other invested assets	(97,908)	(15)	-	-	(97,923)
Net change in other investments	(109,307)	8,831	-	-	(100,476)
Net change in policy loans	7,565	(52)	2,466	-	9,979
Net change in short-term investments	98,999	115,969	14,694	-	229,662

Net cash provided by (used in) investing activities	$498,533	$(77,058)	$25,535	$-	$447,010

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows (continued)
For the nine-month period ended September 30, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,859,301	$416,555	$26,211	$-	$2,302,067
Withdrawals from contractholder deposit funds	(2,123,945)	(183,188)	(6,526)	-	(2,313,659)
Capital contribution to subsidiaries	(58,910)	-	-	58,910	-
Capital contribution from Parent	748,652	-	58,910	(58,910)	748,652
Debt proceeds	-	-	100,000	-	100,000
Other, net	(37,135)	(7,415)	-	-	(44,550)

Net cash provided by financing activities	387,963	225,952	178,595	-	792,510

Net change in cash and cash equivalents	1,274,099	5,939	347,681	-	1,627,719

Cash and cash equivalents, beginning of period	733,518	261,989	29,161	-	1,024,668

Cash and cash equivalents, end of period	$2,007,617	$267,928	$376,842	$-	$2,652,387

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) (“the Company”), elects to omit the Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the condensed consolidated statements of operations between the nine-month periods ended September 30, 2010 and September 30, 2009.

Cautionary Statement

This Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market and interest rate risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate, including but not limited to those set forth in Part I, Item IA, Risk Factors in the Company's annual report on Form 10-K for the year ended December 31, 2009.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

➢	Deferred policy acquisition costs (“DAC”), including sales inducement asset (“SIA”);
➢	Value of business acquired (“VOBA”);
➢	Value of customer renewals acquired (“VOCRA”);
➢	Derivative instruments;
➢	Fair value of financial instruments;
➢	Policy liabilities and accruals;
➢	Other-than-temporary impairments (“OTTI”) of investments;
➢	Goodwill valuation;
➢	Allowance for loan loss;
➢	Valuation allowance on deferred tax assets; and
➢	Provisions for income taxes.

In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For additional information concerning the Company’s critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Position and Result of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009:

Net Income

The Company’s net income was $192.1 million and $1,108.6 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The significant changes are described below.

Discontinued Operations

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of the Company’s wholly-owned subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), to Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”).  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and is not included in the Company’s condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, or the condensed consolidated statements of operations for the nine-month period ended September 30, 2010.  In addition, Sun Life Vermont’s net income for the nine-month period ended September 30, 2009 is separately presented as income from discontinued operations in the condensed consolidated statements of operations.  The following table provides a summary of operations of Sun Life Vermont for the nine-month period ended September 30, 2009 (in 000’s):

2009

Total revenues	$284,217
Total benefits and expenses	77,395
Income before income tax expense	206,822

Net income	$144,726

Continuing Operations

The significant changes in the Company’s condensed consolidated statements of operations during the nine-month periods ending September 30, 2010 and 2009, respectively, excluding Sun Life Vermont are described below.

REVENUES

Total revenues were $1,188.8 million and $2,461.4 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The decrease of $1,272.6 million was primarily due to the following:

Premium and annuity considerations - were $100.4 million and $101.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Net investment income - was $1,334.0 million and $2,261.6 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  Investment income, excluding the mark-to-market of the trading portfolio, net realized gains (loss) related to trading securities, partnership income and ceded investment income, was $661.6 million and $747.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The decrease of $85.4 million during 2010, as compared to 2009, was the result of lower average investment yields which decreased investment income by $68.7 million, as well as lower average invested assets which decreased investment income by $16.7 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Net investment income (continued)

The change in investment income related to net realized gains (losses) and changes in the mark-to-market of the trading portfolio was $(909.0) million.  The Company recognized $748.7 million and $1,893.3 million of investment income due to the change in fair value of the trading portfolio during the nine-month periods ended September 30, 2010 and 2009, respectively.  The decrease in investment income related to the change in market value of the Company’s trading portfolio during the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009, was primarily due to the significant tightening of credit spreads and change in interest rate as market conditions improved during the nine-month period ended September 30, 2009, resulting in a significant increase in market value and the recovery of unrealized loss in the portfolio from 2008.  The credit spread tightening and change in interest rate was less significant during the nine-month period ended September 30, 2010, which resulted in a smaller increase in the market value of the Company’s trading portfolio.  The Company also recognized $(32.5) million and $(268.1) million of realized losses during the nine-month periods ended September 30, 2010 and 2009, respectively.  The $235.6 million decrease in realized losses was primarily due to lower write-downs recognized during the nine-month ended September 30, 2010, as compared to same period in 2009.  The $(909.0) million change in the trading portfolio was partially offset by an $11.1 million increase in the fair value of the Company’s limited partnership investments.

Investment income on the funds-withheld reinsurance portfolios is included as a component of net investment income in the Company’s condensed consolidated statements of operations.  The Company ceded net investment income of $43.4 million and $99.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively, under the funds-withheld reinsurance agreements between the Company and certain of its affiliates related to the Company’s single premium whole life (“SPWL”) and certain of its universal life (“UL”) policies. The decrease in ceded net investment income was primarily due to a loss on interest rate swaps related to the SPWL.

Net derivative loss - was $(623.1) million and $(182.9) million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The Company’s realized and unrealized gains and losses by derivative type for the nine-month periods ended September 30 consisted of the following (in 000’s):

	2010	2009

Interest rate contracts	$ (96,191)	$ 132,861
Foreign currency contracts	(7,480)	(7,580)
Equity contracts	(32,856)	(58,355)
Credit contracts	3,716	(5,864)
Futures contracts	(9,531)	(246,742)
Embedded derivatives	(480,722)	2,801
Net derivative loss	$ (623,064)	$ (182,879)

The $(623.1) million net derivative loss during the nine-month period ended September 30, 2010, as compared to the $(182.9) million net derivative loss during the same period ended September 30, 2009, was primarily due to a $(483.5) million change in net unrealized gain (loss) related to embedded derivatives and a $(229.1) million net loss related to swap contracts.  These changes were partially offset by a $237.2 million net gain related to futures contracts.

The $(483.5) million net unrealized loss on embedded derivative during the nine-month period ended September 30, 2010, as compared to the $2.8 million net unrealized gain on embedded derivative during the nine-month period ended September 30, 2009, was primarily due to an increase in the fair value liability for guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”) on certain of the Company’s variable annuity products during the nine-month period ended September 30, 2010, as opposed to a decrease in the fair value liability for GMAB and GMWB during the nine-month period ended September 30, 2009.  The change in the liability for GMAB and GMWB resulted from updates to projected benefits related to changes in equity markets, as well as interest rate swaps and market volatility.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Net derivative loss (continued)

The $(229.1) million change in net derivative loss related to swap contracts was primarily due to interest rate swaps.  The increase (decrease) in the fair value of interest rate swaps resulted from changes in notional amounts, duration and the overall swap curve.  The decrease in the fair value of interest rate swap agreements for the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009, was primarily a result of a change in interest rates.

The $237.2 million change in net derivative loss related to futures contracts for the nine-month period ended September 30, 2010 and 2009 was primarily related to the Company’s short exposure to the change in equity markets. The Company’s derivative instruments portfolio includes short future positions to hedge guaranteed minimum benefits on certain variable annuity products against potential adverse movements in the stock market. An increase in equity markets decreases the value of these short positions.  However, these positions comprise a combination of economic and macro hedges that offset funding gaps and other adverse movements in equity markets.

Net realized investment gains (losses), excluding impairment losses on available-for-sale securities - were $16.9 million and $(8.4) million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The $16.9 million in realized gains during the nine-month period ended September 30, 2010 were primarily due to the sale of available-for-sale fixed maturity securities.  The $8.4 million in realized losses for the nine-month period ended September 30, 2009 primarily related to impairments on the Company’s mortgage loan assets.

Other-than-temporary impairment losses - were $0.9 million and $4.8 million for the nine-month period ended September 30, 2010 and 2009, respectively, related to available-for-sale fixed maturity securities.  The OTTI losses relate to credit losses and were recorded to earnings in accordance with certain aspects of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments-Debt and Equity Securities,” which the Company adopted on April 1, 2009, as described in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  The Company did not incur any OTTI losses related to factors other than credit during the nine-month periods ended September 30, 2010 and 2009, respectively, and therefore did not recognize OTTI losses in other comprehensive income for those periods.

Fee and other income – were $361.5 million and $294.9 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  Fee and other income consists primarily of mortality and expense charges, rider fees, marketing and distribution fees on mutual funds (“12b-1 fees”), surrender charges and other income.  Mortality and expense charges, rider fees, and 12b-1 fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges, rider fees, and
12b-1 fees combined were $277.1 million and $218.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  Variable product fees represented 1.53 % and 1.37% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2010 and 2009, respectively.  Average separate account assets were $24.1 billion and $21.2 billion for the nine-month periods ended September 30, 2010 and 2009, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, UL and variable universal life (“VUL”) policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $12.0 million and $16.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees, benefit fees and administrative service fees.  Other income was $72.4 million and $60.7 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The $11.7 million increase was primarily due to an increase in benefit fees and administrative services fees from affiliates.  The increase in benefit fees was attributable to an increase in the sale of certain variable annuity products with optional living benefit features.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

BENEFITS AND EXPENSES

Total benefits and expenses were $905.7 million and $1,109.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively. The decrease of $203.3 million was primarily due to the following:

Interest credited - to policyholders was $308.7 million and $292.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The increase of $16.6 million was the result of a decrease in capitalized interest and an increase in SIA amortization expense related to certain fixed annuity products which increased interest credited by $57.7 million.  The $57.7 million increase was offset by a lower average crediting rate, decreasing interest credited by $31.7 million as well as a lower average policyholder balances which decreased interest credited by $9.4 million.  SIA relates to costs of offering enhanced or bonus crediting rates on certain of the Company’s annuity products.

Interest expense - was $39.5 million and $34.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The $5.5 million increase was primarily due to an increase in interest expense related to unrecognized tax benefits during the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009.

Policyowner benefits - were $143.7 million and $87.9 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The $55.8 million increase in 2010 as compared to 2009 was primarily due to a $154.3 million increase related to an increase in reserves, a $15.7 million increase in benefits due to a reimbursement related to the surrender of a reinsured bank-owned life insurance (“BOLI”) policy during 2009 and a $3.1 million increase in health and surrender benefits, offset by a $63.5 million decrease in death benefits, a $39.2 million decrease in SIA amortization and deferrals related to certain variable annuity products and a $14.7 million decrease in annuity payments.  Reserves increased (decreased) by $28.0 million and $(126.3) million during the nine-month periods ended September 30, 2010 and 2009, respectively.  The change in reserves was mainly attributable to reserves for guaranteed minimum death benefits (“GMDB”) on variable annuity products.  The increase (decrease) in GMDB reserves represents the change in the difference between guaranteed benefits and variable annuity account value balances.  The decrease in GMDB reserves during the nine-month period ended September 30, 2009 was due to the increase in the difference between guaranteed benefits and variable annuity account value balances.  The increase was primarily driven by the improvement in equity markets and market volatility during that period.

Amortization of DAC – DAC relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses.  DAC amortization expense was $154.2 million and $506.8 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The $352.6 million change in amortization expense during the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009, was primarily attributable to a decrease in current period amortization expense and interest on the DAC asset.

Of the net decrease of $352.6 million, $475.6 million was primarily due to a decrease in actual gross profits in 2010 relative to 2009.  The decrease in actual gross profits during the nine-month period ended September 30, 2010 primarily related to an increase in the liabilities held for guaranteed minimum benefits on certain variable annuity products.  The increase in the guaranteed minimum benefit reserves during the nine-month ended September 30, 2010, was primarily attributable to assumption changes and a decrease in interest rates, partially offset by changes in equity markets and volatility.  During the nine-month period ended September 30, 2009, actual gross profits improved due primarily to a decrease in guaranteed minimum benefit reserves and an increase in the fair value of fixed maturity securities held in the trading portfolio.

The $475.6 million decrease in amortization expense was offset by a $80.9 million increase during the nine-month period ended September 30, 2010 as compared to same period in 2009, due to a loss recognition charge recorded for certain annuity products.  The Company tests its DAC asset for loss recognition on a quarterly basis. The remainder of the offset related to an increase in DAC amortization expense of $42.1 million, primarily driven by updates to profitability projections resulting from actual changes to in-force policies and assumption changes primarily related to variable annuity products.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Amortization of VOBA and VOCRA – VOBA and VOCRA relates to the actuarially-determined value of in-force business from the Company’s acquisition of Keyport Life Insurance Company (“Keyport”) and agreements between Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, and the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”), under which SLNY agreed to assume direct responsibility for all sales and administration of existing and new business issued by SLHIC in New York (collectively the “SLHIC to SLNY asset transfer”).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the underlying contracts.  Amortization was $23.2 million and $13.3 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The change was primarily due to current year amortization on VOBA assets for certain fixed annuity products. The Company did not record any amortization expense for the nine-month period ended September 30, 2009. At September 31, 2009, the Company reached the cap for its VOBA asset related to certain fixed and fixed index annuity products and reported the VOBA asset for these products at historical accumulated deferrals, plus interest.

Other operating expenses - were $236.3 million and $174.9 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The $61.4 million change in 2010 as compared to 2009, was primarily due to a $38.5 million increase in non-deferrable commission expense related primarily to an increase in the sale of certain variable annuity products and a $21.6 million increase in other operating expenses primarily due to severance costs related to staff restructuring during the current year, advertising expenses related to the Company’s branding campaign and other project-related costs.  The remaining $1.3 million was attributable to an increase in premium taxes.

Income tax expense - was $91.1 million and $388.6 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The effective tax rates for the same periods were 32.2 % and 28.7%, respectively.  The effective tax rate for the nine-month period ended September 30, 2010 differed from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits.  The effective tax rate for the nine-month period ended September 30, 2009 differed from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits, partially offset by an increase in the valuation allowance against deferred tax assets for investment losses.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Results of Operations by Segment

The Company’s net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income or (loss) from operations by segment, excluding Sun Life Vermont.

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

Fixed Index Annuities - Fixed index annuities credit interest to the policyholder using a formula based upon the positive change in value of a specified equity index.  The Company’s fixed index annuity products calculate interest earnings using the S&P 500 Index. The Company’s fixed index products also provide a guarantee of principal (less withdrawal) at the end of the term or surrender charge period.

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

The Company had issued floating rate funding agreements to its affiliates, Sun Life Financial Global Funding III, L.L.C. (“LLC III”), Sun Life Financial Global Funding II, L.L.C. (“LLC II”), and Sun Life Financial Global Funding, L.L.C (“LLC”).  The floating rate funding agreements issued to LLC matured on July 6, 2010.  The impact of these funding agreements and the detail of payments to the LLC are described in Note 2 of the Company’s condensed consolidated financial statements included in Part I, Item I of this quarterly report on Form 10-Q.

Other - The Wealth Management Segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion at both September 30, 2010 and December 31, 2009, respectively.  This entire block of business is reinsured on a funds-withheld, coinsurance basis with Sun Life Assurance Company of Canada (“SLOC”), an affiliate.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

The following is a summary of operations for the Wealth Management Segment for the nine-month periods ended September 30 (in 000’s):

	2010	2009

Total revenues	$1,080,834	$2,308,049
Total benefits and expenses	760,992	976,677
Income before income tax expense	319,842	1,331,372

Net income	$221,310	$879,559

Pre-tax income was $319.8 million and $1,331.4 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The significant changes are described below.

Total revenues were $1,080.8 million and $2,308.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The $1,227.2 million change was primarily due to decreases of $852.2 million in net investment income and $447.2 million in net derivative income.  These decreases were offset by a $69.7 million increase in fee and other income and a $2.5 million increase in premiums and annuity considerations.

The decrease of $852.2 million in net investment income resulted primarily from a $1,113.3 million decrease in the fair market value of fixed maturity securities in the Wealth Management Segment’s trading portfolio in 2010 as compared to 2009.  The decrease in the fair market value was primarily due to significant tightening of credit spreads and changes in interest rates during the nine-month period ended September 30, 2009, resulting in a significant increase in market value, as compared to a less pronounced spread tightening during the nine-month period ended September 30, 2010, resulting in a smaller increase in the market value of the trading portfolio during this period.  The decrease was partially offset by decreases in realized losses due to lower write-downs in 2010 as compared to 2009 and ceded investment income related to the reinsurance of the SPWL policies to SLOC.

The $447.2 million decrease in net derivative income in 2010 as compared to 2009, primarily related to an increase in the fair value of the GMAB and GMWB liabilities, which was primarily due to changes in equity markets and interest rate swap and market volatility during the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009.  The decrease also was due to changes in the fair value of interest rate swap agreements.  These decreases were partially offset by an increase in income related to changes in the fair value of equity futures which was positively impacted by a less significant increase in equity markets during the nine-month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009.

The $69.7 million increase in fee and other income was primarily due to increases in mortality and expense charges, rider fees and 12b-1 fees which related to an increase in the average variable annuity separate account balances during the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Total benefits and expenses were $761.0 million and $976.7 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The decrease of $215.7 million was primarily due to a $349.5 million decrease in DAC and VOBA amortization expense.  The decrease was offset by increases of $57.2 million, $31.9 million $25.3 million and $19.4 million related to policyowner benefits, other operating expenses, interest expense and interest credited, respectively.

The $349.5 million decrease in DAC and VOBA amortization was attributable to a $373.6 million decrease in amortization expense and interest.  The change in amortization expense was primarily due to a decrease in actual gross profit during the nine-month period ended September 30, 2010, as compared to the nine-month period ended September 30, 2009.  The amortization expense and interest also includes an $80.9 million change related to loss recognition, which increased DAC amortization expense.  In addition, the decrease in amortization expense was also offset by a $104.3 million decrease in expenses primarily driven by updates to profitability projection and assumption changes for certain annuity products.  The $23.5 million decrease in interest credited was primarily the result of a lower average crediting rate coupled with lower average policyholder balances, offset by a decrease in capitalized interest.

The $57.2 million increase in policyowner benefits for the nine-month period ended September 30, 2010, as compared to 2009, was primarily due to a $174.7 million increase in reserves, offset by decreases of $63.7 million in death benefits, a $39.2 million decrease in SIA amortization and deferrals related to certain variable annuity products and $14.6 million in annuity payments.  The increase in reserves was mainly related to changes in reserves for GMDB on certain variable annuity products which were attributable to changes in equity markets.

The $31.9 million increase in other operating expenses was primarily due to an increase in non-deferrable commission expense which was attributable to an increase in sales in certain variable annuity products, as well as an increase in advertising expenses related to the Company’s branding campaign. The $25.3 million change in interest expense was attributable to an increase in interest expense allocated to the Wealth Management Segment during the nine-month period ended September 30, 2010, relative to the same period in 2009.

The $19.4 million increase in interest credited was primarily the result of a decrease in capitalized interest and an increase in SIA amortization expense related to certain fixed annuity products, offset by a lower average crediting rate coupled with lower average policyholder balances.

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

In this segment, the Company maintains funds withheld reinsurance agreements with affiliates.  Pursuant to a reinsurance agreement with Sun Life Reinsurance (Barbados) No. 3 Corp. (“BarbCo 3”), the Company has ceded all risks associated with certain in-force VUL policies.  In addition, the Company’s subsidiary, SLNY, has a reinsurance agreement with SLOC, under which SLOC funds certain reserves attributable to certain UL policies sold by SLNY.  Further detail on these agreements are disclosed in Notes 1 and 6 of the Company’s condensed consolidated financial statements, included in Part I, Item I of the quarterly report on Form 10-Q.

The following provides a summary of the operations for the Individual Protection Segment, excluding the discontinued operations of Sun Life Vermont, for the nine-month periods ended September 30 (in 000’s):

	2010	2009
Total revenues	$ 43,035	$ 60,321
Total benefits and expenses	38,563	30,340
Income before income tax expense	4,472	29,981

Net income from continuing operations	$ 3,026	$ 9,301

Total revenues were $43.0 million and $60.3 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The $17.3 million decrease in total revenues resulted primarily from decreases of $24.5 million in net investment income and $13.6 million in fee and other income offset, by increases of $19.5 million in embedded derivative income and $1.3 million in net realized investment gains.

The decrease of $24.5 million in net investment income resulted primarily from a $24.8 million decrease in the fair market value of fixed maturity securities in the trading portfolio in 2010, as compared to 2009.  The decrease in the fair market value was primarily due to significant tightening of credit spreads, resulting in a significant increase in the market value of the trading portfolio during the nine-month period ended September 30, 2009.  The tightening of credit spreads was less significant during the nine-month period ended September 30, 2010, resulting in a smaller increase in the market value of the trading portfolio.

The $13.6 million decrease in fee and other income was primarily due to decreases in the average separate account assets and lower sales of certain VUL products in 2010, as compared to 2009.  The increase of $19.5 million in embedded derivative income resulted from the embedded derivative liabilities increasing more moderately in 2010, as compared to 2009.  The increase in embedded derivative liabilities was primarily driven by downward shifts in interest rates, which were more pronounced in 2009 than 2010.

Total benefits and expenses were $38.6 million and $30.3 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The $8.3 million increase in benefits and expenses resulted from increases in DAC amortization and other operating expenses of $7.7 million and $11.8 million, respectively, offset by decreases in policyowner benefits, interest credited and interest expense of $7.4 million, $2.9 million and $0.9 million, respectively.

The $7.7 million increase in DAC amortization resulted from higher estimated gross profits in the investment portfolio associated with the DAC asset.  The $11.8 million increase in other operating expenses resulted primarily from a decrease in sales of certain VUL products.  The $7.4 million decrease in policyowner benefits was primarily caused by changes to the actuarial reserves associated with the segment’s reinsurance agreements.

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

The Company maintains through SLNY a reinsurance agreement with SLHIC pursuant to which SLNY assumes the net risks associated with all existing and future new business issued by SLHIC in New York.  In addition, SLNY and SLHIC are parties to a renewal rights agreement under which SLNY has exclusive rights to renew SLHIC in-force business assumed under the reinsurance agreement.

The following provides a summary of operations for the Group Protection Segment for the nine-month periods ended September 30 (in 000’s):

	2010	2009
Total revenues	$ 96,555	$ 104,252
Total benefits and expenses	90,982	86,051
Income before income tax expense	5,573	18,201

Net income	$ 3,632	$ 11,830

The Group Protection Segment had pre-tax income of $5.6 million and $18.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  Total revenues for the nine-month period ended September 30, 2010 decreased by $7.7 million in comparison to the nine-month period ended September 30, 2009.  The decrease in revenues resulted primarily from a $4.7 million decrease in net investment income driven by a decrease in the fair value of the trading portfolio, as well as a decrease in premiums of $3.0 million due to a decrease in revenue from assumed business.

Total benefits and expenses in 2010 increased by $4.9 million in comparison to 2009.  The increase in benefits and expenses resulted primarily from an increase in policyowner benefits of $5.5 million, due mostly to unfavorable claims experience in stop loss and disability in 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Corporate Segment

The Corporate Segment consists of the unallocated capital of the Company, its debt financing and items not otherwise attributable to the other segments.  The Company maintains the Corporate Segment to provide for the capital needs of the three operating segments and to engage in other financing related activities.  Net investment income is allocated based on segmented asset, including allocated capital, by line of business.  Allocations of operating expenses among segments are made using both standard rates and actual expenses incurred.

The following provides a summary of operations for the Corporate Segment for the nine-month periods ended September 30 (in 000’s):

	2010	2009
Total revenues	$ (31,616)	$ (11,177)
Total benefits and expenses	15,127	15,913
Loss before income tax benefit	(46,743)	(27,090)

Net (loss) income	$ (35,912)	$ 63,181

The Corporate Segment had a pre-tax loss of $46.7 million and $27.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The $19.7 million decrease in pre-tax income was primarily attributable to a decrease in total revenues of $20.4 million.  The $20.4 million decrease in total revenues was due to decreases of $46.3 million and $12.4 million in net investment income and derivative income, respectively, offset by increases of $24.1 million and $10.5 million in net realized gains on available-for-sale investments and fee and other income, respectively.  Additionally, the Corporate Segment had a $3.7 million decrease in OTTI credit losses.

The decrease of $46.3 million in net investment income resulted primarily from the change in allocation of net investment income to the operating segments, decreasing net investment income by $57.4 million.  This decrease was offset by an increase of $11.1 million in limited partnership investment income.

The decrease of $12.4 million in derivative income was primarily related to the decrease in fair value of interest rate swap agreements as a result of changes in the applicable interest rate and currency exchange rates.

Benefits and expenses decreased by $0.8 million due primarily to a $19.4 million decrease in interest expense, offset by an increase in other operating expenses of $18.6 million.  The decrease of $19.4 million in interest expense resulted primarily from a change in allocation of interest expense to the operating segments.  The increase of $18.6 million in operating expenses resulted primarily from increases to affiliated company fees, allocated expenses, advertising and other expenses.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

For discussion of the Company's risk factors, refer to Part I, Item IA, Risk Factors, in the Company's annual report on Form 10-K for the year ended December 31, 2009.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

November 15, 2010	/s/ Westley V. Thompson
Date	Westley V. Thompson, President, SLF U.S.
(Principal Executive Officer)

November 15, 2010	/s/ Ronald H. Friesen
Date	Ronald H. Friesen, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)