Form 10-K
period 2010-12-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2011-03-29
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Registrant has 6,437 shares of common stock outstanding as of March 28, 2011, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2010

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
PART I
Item 1. Business.

Sun Life Assurance Company of Canada (U.S.) (the “Company”) is a stock life insurance company incorporated under the laws of Delaware.  The Company is a direct wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”) which in turn is wholly-owned by Sun Life Financial Inc. (“SLF”), a reporting company under the Securities Exchange Act of 1934.  SLF and its subsidiaries are collectively referred to herein as “Sun Life Financial.”

The Company and its subsidiaries are engaged in the sale of a variety of wealth accumulation products, protection products and institutional investment contracts.  These products include individual and group fixed and variable annuities, individual and group variable life insurance, individual universal life insurance, group life, group disability, group dental and group stop loss insurance and funding agreements.  These products are distributed through individual insurance agents, financial planners, insurance brokers, and broker-dealers to both the tax qualified and non-tax-qualified markets.  The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.  In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”), is authorized to transact business in the State of New York.

Effective December 31, 2009, the Company transferred to Sun Life Financial (U.S.) Services Company, Inc. (“Sun Life Services”), an affiliate, all employee benefit related assets and liabilities, certain fixed assets and software, and all of its employees, with the exception of 28 employees who were transferred to Sun Life Financial Distributors, Inc. (“SLFD”), another affiliate.  Concurrent with this transaction, Sun Life Services assumed the sponsorship of the Company’s retirement and other employee benefit plans.  The impact of this transaction on the Company’s consolidated financial statements is described in Note 3 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of the Company’s wholly-owned subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and was not included in the Company’s consolidated balance sheet at December 31, 2009.  The full impact of this transaction on the Company’s financial statements is described in Notes 1 and 2 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Investments

The Company’s consolidated total assets were $49.2 billion at December 31, 2010; 54.6% consisted of separate account assets, 26.4% were invested in bonds and similar securities, 3.9% in mortgage loans and real estate, 1.7% in short-term investments, 1.5% in policy loans, and the remaining 11.9% in cash and other assets.

Competition

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products.  Refer to Item 1A for explanation of the risk factors relating to the Company’s competitors.

A.M. Best Company, Inc. has assigned the Company and its subsidiary, SLNY, a financial strength rating of A+ (superior).  Standard & Poor’s, a division of The McGraw-Hill Companies, has assigned the Company and SLNY each a financial strength rating of AA- (very strong).  Moody’s Investor Service, Inc. has assigned the Company a rating of Aa3 (excellent).

Employees

Effective December 31, 2009, the Company transferred all of its employees to Sun Life Services, with the exception of 28 employees who were transferred to SLFD.

Effective December 31, 2009, the Company and Sun Life Services have an administrative services agreement, under which Sun Life Services provides human resources services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative, and other operational support functions) to the Company.  Pursuant to this agreement, the Company reimburses Sun Life Services for the cost of such services, plus an arms-length based profit margin to be agreed upon by the parties.

Sun Life Services and Sun Life Assurance Company of Canada (“SLOC”) have an administrative services agreement, effective December 31, 2009, under which Sun Life Services provides to SLOC, as requested, personnel and certain services.  Prior to December 31, 2009, the Company and SLOC had an administrative services agreement under which the Company provided to SLOC personnel and similar services as those noted above.  The Company was reimbursed for the cost of these services.

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

The annual statements include financial statements and exhibits prepared in conformity with statutory accounting principles, which differ from GAAP.  The laws of the respective state insurance departments require that insurance companies domiciled in the respective state prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners (the “NAIC’”) Accounting Practices and Procedures Manual, version effective March 2010, subject to any deviation prescribed or permitted by the Insurance Commissioner of the respective state. The books and records of the Company and its insurance subsidiaries are subject to review or examination by their respective state departments of insurance at any time. Examination of their operations is conducted at periodic intervals.

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

Although the U.S. federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas affect the insurance business, including pension regulation, age and sex discrimination, investment company regulation, financial services regulation and federal taxation.  For example, the U.S. Congress has, from time to time, considered legislation related to the deferral of taxation on the accretion of value within certain annuities and life insurance products, limitations on antitrust immunity, the alteration of the federal income tax structure and the availability of 401(k) or individual retirement accounts.

Federal financial services reform legislation, The Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law in July, 2010.  Until further rulemaking and mandated studies occur as required by the legislation, its full impact on the life insurance industry cannot be determined.  However, there are several aspects of the legislation that could adversely affect the Company's operations.

The Dodd-Frank Act mandates the federal regulation of derivatives markets.  It includes requirements for centralized clearing of certain derivatives and establishes new regulatory authority for the SEC and the U.S. Commodity Futures Trading Commission (the “CFTC”) over derivatives.  It is unclear at this time the extent to which the Company will be subject to clearing and margin requirements. To the extent that the final regulations apply to the Company, the direct and indirect cost of hedging and related activities undertaken by the Company will increase.

The Dodd-Frank Act establishes a new federal council of financial regulators, the Financial Stability Oversight Council (the “Council”), which is charged with identifying risks to the financial stability of the U.S. financial markets, promoting market discipline, and responding to emerging threats to the stability of the U.S. financial markets. The Council is empowered to make recommendations to primary financial regulatory agencies regarding the application of new or heightened standards and safeguards for financial activities or practices, and certain participation in such activities, that threaten the stability of the U.S. financial markets. In addition, the Council is authorized to determine whether an insurance company is systematically significant and to recommend that it should be subject to prudential supervision by the Board of Governors of the Federal Reserve System.

The Dodd-Frank Act also establishes a Federal Insurance Office (the “FIO”) in the U.S. Department of Treasury.  While the FIO was not granted general supervisory authority over the insurance industry, it is authorized, among other things, to monitor and collect data on the insurance industry, recommend changes to the state system of insurance regulation to the U.S. Congress, and pre-empt state insurance laws that conflict with certain international agreements relating to the business of insurance or reinsurance to which the U.S. government is a party.

Many of the requirements of the Dodd-Frank Act are subject to further study and most will be subject to implementing regulations over the course of several years.  Accordingly, the outcome of these matters is uncertain and could result in more stringent capital, liquidity and leverage requirements, increased compliance costs, or otherwise adversely affect the Company's business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Regulation and Regulatory Developments (continued)

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (the “IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  On May 30, 2010, the IRS issued an Industry Director Directive which makes it clear that IRS interpretations prior to Revenue Ruling 2007-54 should be followed until new regulations are issued. New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the years ended December 31, 2010 and 2009, the Company recorded tax benefits of $11.5 million and $15.5 million, respectively, related to the separate account DRD.

Item IA. Risk Factors

The following risk factors are applicable to the Company.  These risk factors could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company.  Further discussion of the risk factors relating to the Company’s businesses, and the accounting and actuarial assumptions and estimates used by the Company in the preparation of its financial statements, is included in Part II, Items 7, 7A and 8 of this annual report on Form 10-K.

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

Real Estate and Private Equity Investment Risk

Real estate risk is the risk of financial loss arising from ownership of, or loans on, real estate property.  Real estate risk may arise from external market conditions, inadequate property analysis, inadequate insurance coverage, inappropriate real estate appraisals, credit of borrowers, or environmental risk exposures.  The timing and amount of income derived from private equity investments is difficult to predict, and therefore investment income from these investments can vary from quarter to quarter.  Fluctuations in the value of these asset types also could adversely impact the Company’s profitability and financial position.

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

Liquidity Risk

Liquidity risk is the risk of not having sufficient cash available to fund all commitments as they become due.  This includes the risk of being forced to sell assets at depressed prices resulting in realized losses on sale.  The Company’s funding obligations arise in connection with the payment of policyholder benefits, expenses, asset purchases, investment commitments and interest on debt.  The Company’s primary source of funds is cash provided by its operating activities.

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

Please refer to Part II, Item 7A of this annual report on Form 10-K for further discussion regarding Capital Adequacy Risk

Financial Strength and Credit Ratings

Financial strength and credit ratings risk is the risk of a downgrade by rating agencies of the Company’s financial strength and/or credit ratings.

Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under insurance policies.  On May 3, 2010, an independent rating agency, Standard & Poor’s, lowered the Company’s financial strength rating from AA (very strong) to AA- (very strong).  Two other rating agencies, A.M. Best and Moody’s kept the Company’s financial strength rating unchanged during 2010.

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

During economic slowdowns, the risk of adverse morbidity experience increases from the impact of the shifting nature of disabilities and cyclical economic outcomes, introducing the potential for adverse financial volatility in the Company’s disability results.

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

Please refer to Part I, Item 1 of this annual report on Form 10-K for further discussion regarding Regulation and Regulatory Developments.

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

Please refer to Part I, Item 1 of this annual report on Form 10-K for further discussion regarding Regulation and Regulatory Developments.

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

Please refer to Part II, Item 7A of this annual report on Form 10-K for further discussion regarding Foreign Currency Exchange Risk.

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

Information System Security and Privacy/ System and Control Failure

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

Item 3. Legal Proceedings.

The Company and its subsidiaries are parties to threatened or pending legal proceedings, including ordinary routine litigation incidental to their business, both as a defendant and as a plaintiff.  While it is not possible to estimate the resolution of these proceedings, management believes, based upon currently available information, that the ultimate resolution of these matters will not be materially adverse to the Company's financial position, results of operations or cash flows.

Item 4. (Removed and Reserved)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a direct wholly-owned subsidiary of the Parent and there is no market for its common stock.  The Company paid no dividends to the Parent in 2010.  The Company distributed all of the issued and outstanding common stock of Sun Life Vermont in the form of a dividend to the Parent on December 31, 2009.  There are legal limitations governing the extent to which the Company may pay dividends as discussed in Note 18 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.

Item 6. Selected Financial Data.

Omitted pursuant to Instruction I(2)(a) to Form 10-K.  Please refer to Part II, Item 7 of this annual report on Form 10-K for management’s narrative analysis of results of operations.

Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is management’s narrative analysis of the Company’s results of operations explaining the reasons of material changes in the Company’s Consolidated Statements of Operations between the years ended December 31, 2010 and December 31, 2009.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact and provides a safe harbor for such statements.  This discussion may include forward-looking statements by the Company.  These statements may relate to such topics as product sales, volume growth, market share, market and interest rate risk, and financial goals.  It is important to understand that such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate, including but not limited to the risks discussed in Part I, Item 1A of this annual report on Form 10-K.

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

Deferred Policy Acquisition Costs and Sales Inducement Asset

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to deposit-type contracts, primarily deferred annuity, universal life (“UL”) and guaranteed investment contracts (“GICs”) are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized and unrealized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.

Sales inducement asset (“SIA”) represents amounts that are credited to policyholder account balances related to the enhanced or bonus crediting rates that the Company offers on certain of its annuity products.  The costs associated with offering the enhanced or bonus crediting rates are capitalized and amortized over the expected life of the related contracts in proportion to the estimated gross profits.

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

Investments – Derivatives

The Company uses derivative financial instruments for risk management purposes to economically hedge against specific interest rate risk, to economically hedge guaranteed benefits in its variable products, to alter investment exposures arising from mismatches between assets and liabilities, and to minimize the Company’s exposure to fluctuations in interest rates, foreign currency exchange rates and equity market conditions.  The derivative instruments used by the Company include swap agreements, swaptions, call/put options, foreign currency contracts and futures.  The Company also records derivatives for certain guaranteed benefits embedded in variable and fixed indexed annuity products at fair value.  The Company does not employ hedge accounting treatment.  The Company believes that these derivatives provide economic hedges against the risks noted and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” is not justified.  As a result, the unrealized gains and losses are recognized immediately as derivative income or loss.  Changes in the level of interest rates or equity markets will cause the value of these derivatives to change.  Since a portion of the liabilities that are being hedged are not carried at fair value, the changes in the fair value of the derivatives will cause fluctuation in the reported earnings from period to period as foreign currency exchange rates, equity markets and interest rate change.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable, unrelated willing parties at the measurement date, using inputs, including assumptions and estimates, a market participant would utilize.  Due to these assumptions and estimates, the amount that may be realized in a true sale may differ significantly from the estimated fair value.  In determining fair value, the Company uses various methods including market, income and cost approaches.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs, including third-party pricing services, independent broker quotes, and pricing models.

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

The following table presents the fair value of assets and liabilities, as categorized in the Company’s fair value hierarchy as of December 31, 2010 (in 000’s):

	Total Fair Value	Percentage of Total Fair Value
Assets
Quoted prices in active markets for identical assets or liabilities (“Level 1”)	$25,132,229	57.9%
Measured using observable inputs (“Level 2”)	17,530,772	40.3
Measured using unobservable inputs (“Level 3”)	784,086	1.8
Total assets measured at fair value	$43,447,087	100.0%

Liabilities
Level 1	$62,817	10.5%
Level 2	374,364	62.6
Level 3	161,243	26.9
Total liabilities measured at fair value	$598,424	100.0%

The following table presents the fair value of assets and liabilities, as categorized in the Company’s fair value hierarchy as of December 31, 2009 (in 000’s):

	Total Fair Value	Percentage of Total Fair Value
Assets
Level 1	$21,694,845	54.9%
Level 2	16,819,679	42.6
Level 3	970,059	2.5
Total assets measured at fair value	$39,484,583	100.0%

Liabilities
Level 1	$65,293	6.2%
Level 2	548,340	52.8
Level 3	425,770	41.0
Total liabilities measured at fair value	$1,039,403	100.0%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement (continued)

The following table presents the fair value of Level 3 assets and liabilities as a percentage of total assets and liabilities measured at fair value as of December 31, 2010 (in 000’s):

	Level 3	Total Fair Value	Percentage of Total Fair Value
Assets
Available-for-sale fixed maturity securities	$3,193	$1,495,923	0.2%
Trading fixed maturity securities	409,188	11,467,118	3.6
Derivative instruments – receivable and other assets	22,128	1,789,479	1.2
Separate account assets	349,577	28,694,567	1.2
Total assets measured at fair value	$784,086	$43,447,087	1.8%

Liabilities
Other policy liabilities	$133,902	$175,174	76.4%
Derivative instruments - payable and other liabilities	27,341	423,250	6.5
Total liabilities measured at fair value	$161,243	$598,424	26.9%

The following table presents the fair value of Level 3 assets and liabilities as a percentage of total assets and liabilities measured at fair value as of December 31, 2009 (in 000’s):

	Level 3	Total Fair Value	Percentage of Total Fair Value
Assets
Available-for-sale fixed maturity securities	$9,903	$1,175,516	0.8%
Trading fixed maturity securities	403,494	11,130,522	3.6
Derivative instruments – receivable and other assets	8,821	3,351,194	0.3
Separate account assets	547,841	23,827,351	2.3
Total assets measured at fair value	$970,059	$39,484,583	2.5%

Liabilities
Other policy liabilities	$391,421	$406,456	96.3%
Derivative instruments - payable and other liabilities	34,349	632,947	5.4
Total liabilities measured at fair value	$425,770	$1,039,403	41.0%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement (continued)

With regard to the assets included in Level 3, the fixed maturity securities are made up primarily of asset-backed securities (“ABS”) including collateralized debt obligations, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and corporate securities.  During the year ended December 31, 2010, the Company transferred approximately $156.4 million of net assets out of Level 3, primarily due to improvements in the level of observability of inputs used to price certain trading fixed maturity securities.  Approximately $60.8 million of the market gains included in earnings for the twelve-month period ended December 31, 2010, were primarily related to ABS, RMBS, CMBS and corporate securities which were classified as held-for-trading and were measured using significant unobservable inputs.

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

Derivative Financial Instruments

In determining the fair value of the Company’s derivative financial instruments, including swaps, and options the Company considers counterparty credit risk, as well as its own credit risk.  In order to mitigate credit risk exposure, the Company transacts with counterparties that have a similar rating as the Company, prices its derivative liabilities based on its own credit rating, and generally holds collateral service agreements for its net derivative exposure with each counterparty.

The Company also uses credit valuation adjustments (“CVAs”) to properly reflect the component of fair value of certain derivative instruments that arises from default risk.  CVAs are based on a methodology that primarily uses published credit default swap spreads as a key input in determining an implied level of expected loss over the total life of the derivative contact.  When this information is not available, the Company also may utilize credit spreads implied from published bond yields or published cumulative default experience data adjusted for current trends.  CVAs may be calculated based on the credit risk of counterparties for asset positions or the Company’s own credit risk for liability positions.  The CVAs also take into account contractual factors designed to reduce the Company’s credit exposure to each counterparty, such as collateral and legal rights of offset.

The derivative instrument receivable included in Level 3 relates to certain equity cliquet options.  At December 31, 2010 and 2009, the value of these options was $13.8 million and $8.8 million, respectively.  The derivative instrument payable included in Level 3 relates to the Company’s agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”) (see Note 1 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for a discussion of the CARS Trust).  At December 31, 2010 and 2009, the value of the derivative instrument payable held in Level 3 was $27.3 million and $34.3 million, respectively.  Approximately $7.0 million of the market gains included in earnings for the year ended December 31, 2010 were related to Level 3 derivative instruments, which were measured using significant unobservable inputs.

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

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement (continued)

Embedded Derivatives

The Company also holds derivatives which are embedded in its insurance contracts.  The Company includes the following unobservable inputs in its calculation of the embedded derivatives:

Actively-Managed Volatility Adjustments - This component incorporates the basis differential between the observable implied volatilities for each index and the actively-managed funds underlying the variable annuity and fixed index annuity products.  The adjustment is based on historical actively-managed fund volatilities and historical weighted-average index volatilities.

Credit Standing Adjustment - This component makes an adjustment that market participants would make to reflect the non-performance risk associated with the embedded derivatives.  The adjustment is based on the published credit spread for AA- rated corporate bonds, which have ratings that are equivalent to the rating of the Company.

Behavior Risk Margin - This component adds a margin that market participants would require for the risk that the Company's best estimate policyholder behavior assumptions could differ from actual experience.  This risk margin is determined by calculating the difference between the fair value based on adverse policyholder behavior assumptions and the fair value based on best estimate policyholder behavior assumptions, using assumptions that the Company believes market participants would use in developing risk margins.

At December 31, 2010 and 2009, the value of embedded derivative liabilities held in Level 3 was $133.9 million and $391.4 million, respectively.

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

The following table presents the fair value of fixed maturity securities by pricing source and the categorization in the Company’s fair value hierarchy as of December 31, 2010 (in 000’s).

	Level 1	Level 2	Level 3	Total	Percentage of Total Fair Value
Priced via third-party pricing services	$ 1,113,169	$ 10,295,325	$ 55,254	$ 11,463,748	88.4%
Priced via independent broker quotes	-	-	287,037	287,037	2.2
Priced via pricing models	-	1,142,166	70,090	1,212,256	9.4
Total	$ 1,113,169	$ 11,437,491	$ 412,381	$ 12,963,041	100.0%

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

Third-party pricing services typically derive security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.  In some circumstances, third-party pricing services may price certain securities via independent broker quotes which utilize inputs that may be difficult to corroborate with observable market-based data.  In accordance with FASB ASC Topic 820, the Company has analyzed the third-party pricing services’ valuation methodologies and related inputs, and also has evaluated the various types of securities in its investment portfolio to determine an appropriate FASB ASC Topic 820 fair value hierarchy level based upon trading activity and the observability of market inputs.

Structured securities are priced using third-party pricing services, a fair value model or independent broker quotes.  CMBS are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  ABS are priced using pricing models or independent broker quotations.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, RMBS, and CMBS.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Fixed Maturity Securities (continued)

At December 31, 2010, $263.8 million of structured securities classified as ABS, RMBS and CMBS, were classified as Level 3, representing 64.0% of the Company’s total Level 3 fixed maturity securities and 12.0% of the total structured securities at December 31, 2010.

At December 31, 2009, $282.3 million of structured securities were classified as Level 3, representing 68.3% of the Company’s total Level 3 fixed maturity securities and 12.8% of the total structured securities at December 31, 2009.

For privately-placed fixed maturity securities, fair values are estimated using a fair value model, which takes into account credit spreads for a variety of public and private securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately placed fixed maturity securities are also priced using market prices or dealer quotes.  The Company’s ability to liquidate positions in privately placed fixed securities could be impacted to a significant degree by the lack of an actively traded market.  Although the Company believes that its estimates reasonably reflect the fair value of those instruments, its key assumptions about risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

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

The Company validates the prices obtained from its third-party pricing services quarterly through a variety of methods, including subjecting prices to a tolerance range based on market conditions.  The Company performs further testing on those securities whose prices do not fall within the pre-established tolerance range.  This testing includes looking at specific market events that may affect pricing or obtaining additional information or new prices from a third-party pricing service.  Additionally, the Company makes a selection of securities from its portfolio and compares the price received from its third-party pricing services to an independent source, creates option adjusted spreads for each security, or obtains additional broker quotes to corroborate the current market price.  At December 31, 2010, the Company found no material variances between the prices received from third-party pricing sources and the results of its testing.

The Company discontinues the accrual of income on its holdings for issuers that are in default.  Investment income would have increased by $4.6 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively, if these holdings were performing.  As of December 31, 2010 and 2009, the fair market value of holdings for issuers in default was $53.9 million and $26.0 million, respectively.

Other-Than-Temporary Impairments on Available-for-Sale Fixed Maturity Securities

The Company's accounting policy for impairment requires recognition of other-than-temporary impairment (“OTTI”) write-downs in accordance with FASB ASC Topic 320 “Fair Value Measurement and Disclosure.”  An OTTI loss is recognized and recorded as a charge to earnings for the full amount of the impairment (the difference between the current carrying amount and fair value of the security) if the Company intends to sell, or if it is more likely than not that it will be required to sell, the impaired security prior to recovery of its cost basis.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, namely, credit loss and non-credit loss.  The credit loss portion is charged to net realized investment gains (losses) in the consolidated statements of operations, while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.  Please refer to Note 1 and Note 4 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further discussion of the Company’s recognition and disclosure of OTTI loss.

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

Under the applicable asset and liability method for recording deferred income taxes, deferred taxes are recognized when assets and liabilities have different values for financial statement and tax reporting purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company’s differences between the bases of assets and liabilities used for financial statement versus tax reporting primarily result from actuarial liabilities, policy acquisition expenses, unrealized gains and losses on investments, and net operating loss (“NOL”) carryforwards, as well as a capital loss carryforwards.

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

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

The twelve-month period ended December 31, 2010 as compared to the twelve-month period ended December 31, 2009:

Net Income

The Company’s net income was $134.3 million and $981.5 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The significant changes are discussed below.

Discontinued Operations

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of the Company’s wholly-owned subsidiary, Sun Life Vermont, to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and was not included in the Company’s consolidated balance sheet at December 31, 2009.  In addition, Sun Life Vermont’s net income for the year ended December 31, 2009 is separately presented as “income from discontinued operations, net of tax,” in the Company’s consolidated statements of operations.  The following table provides a summary of the results of operations for Sun Life Vermont for the year ended December 31, 2009 (in 000's):

Total revenues	$191,965
Total benefits and expenses	46,304
Income before income tax expense	145,661

Net income	$104,971

Total general account assets	$2,658,090

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Continuing operations

The significant changes in the Company’s consolidated statements of operations during 2010 as compared to 2009, excluding Sun Life Vermont are discussed below:

REVENUES

Total revenues were $1,914.2 million and $3,021.0 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  Changes in the components of total revenues are discussed below:

Premium and annuity considerations - were $136.2 million and $134.2 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.

Net investment income - was $1,390.2 million and $2,582.3 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  Investment income, excluding the mark-to-market of the trading portfolio, net realized gains (losses) related to trading securities, partnership income and ceded investment income, was $861.4 million and $993.7 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The decrease of $132.3 million during 2010, as compared to 2009, was the result of lower average investment yields which decreased investment income by approximately $61.7 million, as well as lower invested assets which decreased investment income by approximately $70.6 million.

The change in investment income related to net realized gains (losses) and changes in the mark-to-market of the trading portfolio was $(1,130.2) million.  The Company recognized $674.2 million and $2,086.7 million of investment income due to changes in the fair value of the trading portfolio during the twelve-month periods ended December 31, 2010 and 2009, respectively.  The decrease in investment income in 2010 as compared to 2009, related to the change in market value of the Company’s trading portfolio during the twelve-month period ended December 31, 2010, as compared to the twelve-month period ended December 31, 2009, was primarily due to the significant tightening of credit spreads and change in interest rates as market conditions improved during the twelve-month period ended December 31, 2009, resulting in a significant increase in market value and the recovery of unrealized losses in the portfolio from 2008.  The credit spread tightening and change in interest rates were less significant during the twelve-month period ended December 31, 2010, which resulted in a smaller increase in the market value of the Company’s trading portfolio.  The Company also recognized $(67.3) million and $(349.6) million of realized losses during the twelve-month periods ended December 31, 2010 and 2009, respectively.  The $282.3 million decrease in realized losses was primarily due to lower write-downs recognized during the twelve-month period ended December 31, 2010, as compared to same period in 2009.  The $(1,130.2) million change in the trading portfolio was slightly offset by a $6.9 million increase in the fair value of the Company’s limited partnership investments.

Investment income on funds-withheld reinsurance portfolios is included as a component of net investment income in the Company’s consolidated statements of operations.  The Company ceded net investment income of $75.6 million and $139.1 million for the twelve-month periods ended December 31, 2010 and 2009, respectively, under the funds-withheld reinsurance agreements between the Company and certain of its affiliates related to the Company’s SPWL and certain of its UL policies.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Net derivative loss - was $(149.3) million and $(39.9) million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The Company’s realized and unrealized gains and losses by derivative type for the twelve-month periods ended December 31 consisted of the following (in 000’s):

	2010	2009

Interest rate contracts	$(122,712)	$143,402
Foreign currency contracts	(16,206)	(12,116)
Equity contracts	(26,734)	(71,865)
Credit contracts	7,008	(9,855)
Futures contracts	(217,428)	(328,595)
Embedded derivatives	226,782	239,127
Net derivative loss	$(149,290)	$(39,902)

The $(149.3) million net derivative loss during the twelve-month period ended December 31, 2010, as compared to the $(39.9) million net derivative loss during the same period ended December 31, 2009, was primarily due to a $(266.1) million net loss related to interest rate contracts.  These changes were partially offset by a $111.2 million and $45.1 million decrease in derivative losses related to futures contracts and equity contracts, respectively.

The $(266.1) million change in net derivative loss during the twelve-month period ended December 31, 2010 as compared to the twelve-month period ended December 31, 2009, related to interest rate contracts was primarily due to interest rate swap contracts.  Interest rate swap contracts are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for floating-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes.  The $(122.7) million loss in 2010 as compared to the $143.4 million gain in 2009 was attributable to the (decrease) increase in the fair value of interest rate swaps resulting from changes in notional amounts, duration and the overall swap curve.  The decrease in the fair value of interest rate contracts for the twelve-month period ended December 31, 2010, as compared to the twelve-month period ended December 31, 2009, was primarily a result of a change in interest rates.

The $111.2 million decrease in net derivative loss for the twelve-month period ended December 31, 2010 as compared to the same period in 2009 related to futures contracts, was primarily due to the Company’s short exposure to the change in equity markets.  The Company’s derivative instruments portfolio includes short future positions to hedge guaranteed minimum benefits on certain variable annuity products against potential adverse movements in the stock market.  An increase in equity markets decreases the value of these short positions.  However, these positions comprise a combination of economic and macro hedges that offset funding gaps and other adverse movements in equity markets.

The $45.1 million decrease in derivative loss in 2010 as compared to 2009 was due to equity contracts.  The $26.7 million loss during the twelve-month period ended December 31, 2010 was primarily attributable to the expiration of certain of the Company’s long-dated equity options during the year.  The $71.9 million loss during the twelve month period ended December 31, 2009 was primarily related to decrease in the fair value of certain put options due to changes in the equity market during the year.  The Company purchases put options on major indices to economically hedge its obligations under the guaranteed minimum benefits on certain variable annuity contracts.

Net realized investment gains (losses), excluding impairment losses on available-for-sale securities - were $27.0 million and $(36.7) million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The $27.0 million realized gains during the twelve-month period ended December 31, 2010, were primarily attributable to $37.4 million gain on sales of available-for-sale fixed maturity securities, offset by an $(11.0) million loss related to net provisions for estimated losses on mortgage loans.  The $(36.7) million realized losses during the twelve-month period ended December 31, 2009, was primarily due to $(38.8) million loss associated with net provisions for estimated losses on mortgage loans offset by gains on sales of available-for-sale fixed maturity securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Other-than-temporary impairment losses - were $(0.9) million and $(4.8) million for the twelve-month periods ended December 31, 2010 and 2009, respectively, related to available-for-sale fixed maturity securities.  The OTTI losses for the twelve-month period ended December 31, 2010 relate to credit losses and were recorded to earnings in accordance with certain aspects of FASB ASC Topic 320 that the Company adopted on April 1, 2009, as described in Note 4 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.  The Company did not incur any OTTI losses related to other factors during the twelve-month period ended December 31, 2010 and therefore did not recognize OTTI losses in other comprehensive income.

Fee and other income – were $511.0 million and $385.8 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  Fee and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges and rider fees combined were $385.2 million and $293.6 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  Variable product fees represented 1.56% and 1.36% of the average variable annuity separate account balances for the twelve-month periods ended December 31, 2010 and 2009, respectively.  Average separate account assets were $24.7 billion and $21.6 billion for the twelve-month periods ended December 31, 2010 and 2009, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, UL and variable universal life (“VUL”) policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $16.2 million and $20.1 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees, benefit fees and administrative service fees.  Other income was $109.6 million and $72.1 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The $37.5 million increase was primarily due to an increase in benefit fees and administrative services fees from affiliates.  The increase in benefit fees was attributable to an increase in the sale of certain variable annuity products with optional living benefit features.

BENEFITS AND EXPENSES

Total benefits and expenses were $1,708.7 million and $1,808.8 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The decrease of $100.1 million was primarily due to the following:

Interest credited - to policyholders was $401.8 million and $385.8 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The increase of $16.0 million was primarily due to decrease in capitalized interest, net of SIA amortization expense related to certain fixed annuity products, which increased interest credited by $64.7 million.  The increase was partially offset by a lower average crediting rate, decreasing interest credited by $26.2 million, as well as lower average policyholder balances which decreased interest credited by $22.5 million.

Interest expense - was $51.8 million and $39.8 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The $12.0 million increase was primarily due to an increase in interest expense related to unrecognized tax benefits during the twelve-month period ended December 31, 2010, as compared to the twelve-month period ended December 31, 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Policyowner benefits - were $239.8 million and $110.4 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The $129.4 million increase in 2010, as compared to 2009, was primarily due to a $168.4 million increase related to an increase in reserves, a $21.7 million increase in SIA amortization and deferrals related to certain variable annuity products and a $1.0 million increase in surrender benefits.  The increases to policyowner benefits were offset by a $48.7 million decrease in death benefits and a $13.0 million decrease in health benefits.  Reserves increased (decreased) by $19.3 million and $(149.1) million during the twelve-month periods ended December 31, 2010 and 2009, respectively.  The change in reserves was mainly attributable to reserves for guaranteed minimum death benefits (“GMDB”) on variable annuity products.  The increase (decrease) in GMDB reserves represents the change in the difference between guaranteed benefits and variable annuity account value balances.  The decrease in GMDB reserves during the twelve-month period ended December 31, 2009 was due to the decrease in the difference between guaranteed benefits and variable annuity account value balances.  The decrease was primarily driven by the improvement in the equity markets and market volatility during that period.

Amortization of DAC - DAC relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses.  DAC amortization expense was $663.2 million and $1,013.7 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The $350.5 million change in amortization expense during the twelve-month period ended December 31, 2010, as compared to the twelve-month period ended December 31, 2009, was primarily attributable to a decrease in current period amortization expense and interest on the DAC asset, partially offset by an increase in unlocking adjustments.

Of the net decrease of $350.5 million, $190.5 million was primarily due to a decrease in actual gross profits during the twelve-month period ended December 31, 2010 as compared to the twelve-month period ended December 31, 2009.  The decrease in actual gross profits in 2010 relative to 2009 was primarily due to a lower increase in the fair value of the Company’s trading fixed maturity securities in 2010 as compared to 2009.  The increase in the fair value of these securities was substantial in 2009 due to significant tightening on credit spreads and change in interest rates during the twelve-month ended December 31, 2009 as noted above.  The decrease in actual gross profits also was due to a lower decrease in the liabilities held for guaranteed minimum benefits on certain variable annuity products in 2010 as compared to 2009.

The remaining net decrease relates to a $209.1 million decrease in loss recognition, offset by a $49.1 million increase in unlocking adjustments in 2010 as compared to 2009. The Company tests its DAC asset for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP liability, net of DAC, to the present value of future expected gross profits.  The Company concluded that the GAAP liability, net of DAC, for certain annuity products at December 31, 2010 and 2009 was lower than the present value of future expected gross profits of these products and recorded loss recognition charges of $117.7 million and $326.9 million to amortization expense in the Wealth Management segment for the years ended December 31, 2010 and 2009, respectively.

The $49.1 million increase in unlocking adjustments related to decreases in estimated gross profits was driven by updates to profitability projections due to actual changes to in-force policies, assumption changes and model changes primary related to variable annuity products.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business from the Company’s acquisition of Keyport Life Insurance Company (“Keyport”) and agreements between Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, and SLNY, under which SLNY agreed to assume direct responsibility for all sales and administration of existing and new business issued by SLHIC in New York (collectively the “SLHIC to SLNY asset transfer”).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the underlying contracts.  Amortization was $33.9 million and $11.0 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The change was primarily due to current year amortization on VOBA assets for certain fixed annuity products.  The Company did not record any amortization expense for the twelve-month period ended December 31, 2009.  At December 31, 2009, the Company reached the cap for its VOBA asset related to certain fixed and fixed index annuity products and reported the VOBA asset for these products at historical accumulated deferrals, plus interest.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

The Company tests its VOBA asset for future recoverability and has determined that the asset is not impaired at December 31, 2010 and 2009.  The Company tests its VOCRA asset for future recoverability, and has determined that the VOCRA asset was not impaired at December 31, 2010.  However, the Company’s VOCRA asset was determined to be impaired at December 31, 2009.  As a result, the Company recorded an impairment charge of $2.6 million to amortization expense during the year ended December 31, 2009.  The impairment charge was allocated to the Group Protection segment.

Goodwill impairment - The Company completed the required impairment test of goodwill and indefinite-lived intangible assets during the second quarter of 2010 and concluded that these assets were not impaired.  Therefore, no impairment charge was recorded during the twelve-month period ended December 31, 2010.

Other operating expenses - were $318.2 million and $248.2 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The $70.0 million change in 2010 as compared to 2009, was primarily due to a $44.4 million increase in non-deferrable commission expense related primarily to an increase in the sale of certain variable annuity products and a $23.1 million increase in other operating expenses primarily due to severance costs related to staff restructuring during the current year, advertising expenses related to the Company’s branding campaign and other project-related costs.  The remaining $2.5 million was attributable to an increase in premium taxes.

Income tax expense - was $71.2 million and $335.6 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The effective tax rates for the same periods were 34.7% and 27.7%, respectively. The effective tax rate for the year ended December 31, 2010 differs from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits, offset by true-up adjustments related to the 2009 tax return and a deferred tax benefit related to 2008 goodwill impairment.  The effective tax rate for the year ended December 31, 2009 differs from the U.S. federal statutory tax rate of 35% primarily due to the release of the valuation allowance against deferred tax assets for impairment losses on investment assets, tax benefits from the separate account dividends received deduction and tax credits.

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

Wealth Management Segment

The Wealth Management segment sells a full range of retirement-oriented annuity products that provide fixed, indexed or variable returns to policyholders.  Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement.  Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a source of income in the payout period.  The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income.  This segment also markets funding agreements to both related and unrelated third parties.

The segment’s principal products are described below for the years ended December 31, 2010 and 2009:

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

Fixed Annuities - Fixed annuity products are primarily single premium deferred annuities (“SPDA”).  An SPDA policyholder typically makes a single premium payment at the time of issuance.  The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term and is reset annually thereafter for certain of the Company’s annuity products, subject to a guaranteed minimum rate.  The Company discontinued the sale of certain of its fixed annuity products.

Fixed Index Annuities - Fixed index annuities credit interest to the policyholder using a formula based upon the positive change in value of a specified equity index.  The Company’s fixed index annuity products calculate interest earnings using the S&P 500 Index. The Company’s fixed index products also provide a guarantee of principal (less withdrawals) at the end of the term or surrender charge period.  Effective January 1, 2010, the Company discontinued the sale of certain of its fixed index annuity products.

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

The Company issued floating rate funding agreements to its affiliates, Sun Life Financial Global Funding III, L.L.C. (“LLC III”), Sun Life Financial Global Funding II, L.L.C. (“LLC II”), and Sun Life Financial Global Funding, L.L.C. (“LLC”).  The floating rate funding agreements issued to LLC matured on July 6, 2010. The impact of these funding agreements and the detail of payments to this LLC are is described in Note 3 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Other - The Wealth Management Segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion at December 31, 2010 and 2009.  This entire block of business is reinsured on a funds-withheld, coinsurance basis with SLOC.  The impact of the SPWL reinsurance agreement on the Company’s financial statements is discussed in Note 8 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.

The Company markets its annuity products through an affiliated wholesale distribution organization, SLFD, and through a variety of unaffiliated retail and wholesale organizations, including securities brokers, financial institutions, insurance agents and financial advisers.

On September 6, 2006, the Company entered into an agreement with the CARS Trust, whereby the Company is the sole beneficiary of the CARS Trust.  The Company has consolidated this trust in accordance with ASC Topic 810 “Consolidation” and reported the CARS Trust in the Wealth Management Segment.  The impact of this agreement on the Company’s financial statements is discussed in Note 1 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.

The following is a summary of operations for the Wealth Management Segment for the years ended December 31 (in 000’s):

	2010	2009

Total revenues	$1,760,979	$2,823,029
Total benefits and expenses	1,514,754	1,623,582
Income before income taxes expense	246,225	1,199,447

Net income	$162,975	$798,360

Separate account assets	$19,685,774	$16,396,395
General account assets	19,453,702	21,323,701
Total assets	$39,139,476	$37,720,096

The Wealth Management Segment had pre-tax income of $246.2 million and $1,199.4 million for the years ended December 31, 2010 and 2009, respectively.  The significant changes are discussed below.

Total revenues were $1,761.0 million and $2,823.0 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The $1,062.0 million change was primarily due to decreases of $1,066.6 million in net investment income and $118.0 million in net derivative income in 2010 as compared to 2009.  These decreases were offset by a $112.3 million increase in fee and other income, a $6.8 million decrease in net realized investment losses and a $3.2 million increase in premiums and annuity considerations.

The decrease of $1,066.6 million in net investment income resulted primarily from a $1,361.9 million decrease in the fair market value of fixed maturity securities in the Wealth Management segment’s trading portfolio in 2010, as compared to 2009.  This decrease in the fair market value was primarily due to the significant tightening of credit spreads and change in interest rates during the twelve-month period ended December 31, 2009, resulting in a significant increase in market value, as compared to a less pronounced spread tightening during the twelve-month period ended December 31, 2010 which resulted in a smaller increase in the market value of the trading portfolio.  The decrease was partially offset by decreases in realized losses due to lower write-downs in 2010, as compared to 2009, and ceded investment income related to the reinsurance of the SPWL policies to SLOC.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

The $118.0 million decrease in net derivative income in 2010 as compared to 2009, primarily related to changes in the fair value of interest rate swap agreements.  The decrease in the fair value of interest rate swap agreements for the twelve-month period ended December 31, 2010, as compared to an increase in the fair value of the interest rate swap agreements during to the twelve-month period ended December 31, 2009, was primarily the result of changes in interest rates.  These decreases were partially offset by an increase in income related to changes in the fair value of equity futures which was positively impacted by a less significant increase in equity markets during the twelve-month period ended December 31, 2010 as compared to the twelve-month period ended December 31, 2009.

The $112.3 million increase in fee and other income was primarily due to increases in mortality and expense charges, rider fees and 12b-1 fees which related to an increase in the average variable annuity separate account balances during the twelve-month period ended December 31, 2010, as compared to the twelve-month period ended December 31, 2009.

Total benefits and expenses were $1,514.8 million and $1,623.6 million for the twelve-month periods ended December 31, 2010 and 2009, respectively.  The decrease of $108.8 million was primarily due to a $334.2 million decrease in DAC and VOBA amortization expense, offset by increases of $138.6 million, $38.8 million, $33.1 million and $14.8 million related to policyowner benefits, other operating expenses, interest expense and interest credited, respectively.

The $334.2 million decrease in DAC and VOBA amortization was attributable to a $365.9 million decrease in amortization expense and interest.  The change in amortization expense was primarily due to a decrease in actual gross profit during the twelve-month period ended December 31, 2010, as compared to the twelve-month period ended December 31, 2009.  The decline in gross profit was primarily due to a significant increase in the fair value of trading fixed maturity securities in 2009 as compared to a modest increase in 2010.  The amortization expense and interest also includes a $209.1 million decrease related to loss recognition expense.  In addition, the decrease in amortization expense was offset by a $31.7 million increase in expenses primarily driven by updates to profitability projection and assumption changes for certain annuity products.

The $138.6 million increase in policyowner benefits for the twelve-month period ended December 31, 2010, as compared to 2009, was primarily due to a $179.9 million increase in reserves and a $21.7 million increase in SIA amortization and deferrals related to certain variable annuity products.  These increases were offset by decreases of $46.8 million in death benefits and $16.3 million in annuity payments.  The increase in reserves was mainly related to a $150.1 million decrease in GMDB reserves on certain variable annuity products during 2009 which were attributable to changes in equity markets during that period.  The increase in GMDB reserves during 2010 was driven by assumption changes related to certain variable annuity products.

The $38.8 million increase in other operating expenses was primarily due to an increase in non-deferrable commission expense which was attributable to an increase in sales in certain variable annuity products, as well as an increase in advertising expenses related to the Company’s branding campaign.  The $33.1 million change in interest expense was attributable to an increase in interest expense allocated to the Wealth Management segment during the twelve-month period ended December 31, 2010, relative to the same period in 2009.

The $14.8 million increase in interest credited was primarily the result of a decrease in capitalized interest, net of SIA amortization expense, related to certain fixed annuity products which increased interest credited by $64.8 million, offset by a lower average crediting rate coupled with lower average policyholder balances which decreased interest credited by $50.0 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Individual Protection Segment

The Individual Protection segment sells individual UL and variable life insurance products, including VUL, to individuals and corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”) to employers.  UL products allow for flexible premiums and feature an investment return to policyholders at a specified rate declared by the Company.  VUL products allow for flexible premiums and variable rates of investment return; the policyholder directs how the cash value is invested and bears the investment risk.

The Company maintains reinsurance agreements with affiliates, including agreements with Sun Life Reinsurance (Barbados) No. 3 Corp (“BarbCo 3”), an affiliate, and SLOC.  In its agreement with BarbCo 3, the Company cedes all of the risks associated with certain in-force corporate and bank-owned VUL and private placement VUL policies on a combination coinsurance, coinsurance with funds-withheld and a modified coinsurance basis.  Future new business also will be reinsured under this agreement.  In addition, the Company’s subsidiary, SLNY, has a reinsurance agreement with SLOC under which SLOC will fund so-called “AXXX” reserves, attributable to certain UL policies sold by SLNY.  Under this agreement, SLNY cedes, and SLOC assumes, on a funds-withheld 90% coinsurance basis certain in-force policies.  Future new business also will be reinsured under this agreement.

The following provides a summary of operations for the Individual Protection segment, excluding Sun Life Vermont, for the years ended December 31 (in 000's):

	2010	2009

Total revenues	$66,425	$71,718
Total benefits and expenses	68,585	40,477
(Loss) income before income tax (benefit) expense	(2,160)	31,241

Net (loss) income	$(1,204)	$10,155

Separate account assets	$7,194,647	$6,929,928
General account assets	2,067,064	1,997,532
Total assets	$9,261,711	$8,927,460

Total revenues were $66.4 million and $71.7 million for the years ended December 31, 2010 and 2009, respectively.  The $5.3 million decrease in total revenues was primarily caused by a decrease of $42.6 million in net investment income, offset by increases of $36.1 million in embedded derivative income and $1.2 million in net realized investment gains.

The decrease of $42.6 million in net investment income resulted primarily from a $40.7 million decrease in the fair market value of fixed maturity securities in the trading portfolio in 2010, as compared to 2009.  The significant tightening of credit spreads during the year ended December 31, 2009 resulted in a significant increase in market value of the trading portfolio.  The tightening of credit spreads was less significant during the year ended December 31, 2010, which resulted in a smaller increase in market value of the trading portfolio.

The increase of $36.1 million in embedded derivative income resulted from the embedded derivative liabilities increasing more moderately in 2010, as compared to 2009.  The increase in embedded derivative liabilities was more pronounced in 2009 due to the inception of the BarbCo 3 agreement.  The moderate increase in derivative liabilities in 2010 was due to changes in interest rates and the tightening of credit spreads being less significant in 2010 as compared to 2009.

Total benefits and expenses were $68.6 million and $40.5 million for the years ended December 31, 2010 and 2009, respectively.  The $28.1 million increase in benefits and expenses resulted from increases in other operating expenses, DAC amortization and interest credited of $19.1 million, $10.3 million and $1.1 million, respectively, offset by decreases in interest expense and policyowner benefits of $1.3 million and $1.1 million, respectively.

The $19.1 million increase in other operating expenses resulted primarily from a decrease in ceded expenses related to a reduction in sales of products associated with the BarbCo 3 reinsurance agreement.  Of the $10.3 million increase in DAC amortization, $5.1 million resulted from higher estimated gross profits in the investment portfolio associated with the DAC asset and $5.2 million resulted from higher death claims under certain VUL policies.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Group Protection Segment

The Group Protection segment sells group life insurance, group stop loss insurance, group dental and group short-term and long-term disability insurance products primarily to small and mid-size employers.  This segment operates only in the State of New York through the Company’s subsidiary, SLNY.

The Company maintains, through SLNY, a reinsurance agreement with SLHIC pursuant to which SLNY assumes the net risks associated with substantially all of the existing and future new business issued by SLHIC in New York.  In addition, SLNY and SLHIC are parties to a renewal rights agreement under which SLNY has exclusive rights to renew SLHIC in-force business assumed under the reinsurance agreement.

The following provides a summary of operations for the Group Protection segment for the years ended December 31 (in 000’s):

	2010	2009

Total revenues	$127,104	$135,242
Total benefits and expenses	106,346	119,134
Income before income tax expense	20,758	16,108

Net income	$13,508	$10,470

Total general account assets	$181,482	$172,648

The Group Protection Segment had pre-tax income of $20.8 million and $16.1 million for year ended December 31, 2010 and 2009, respectively.  Total revenues for the year ended December 31, 2010 decreased by $8.1 million, as compared to the year ended December 31, 2009.  The decrease in revenues resulted mainly from decreases in premiums and net investment income of $1.3 million and $6.8 million, respectively.  The decrease in net investment income was primarily attributable to the change in fair value of securities in the trading portfolio.

Total benefits and expenses for the year ended December 31, 2010 decreased by $12.8 million in comparison to the year ended December 31, 2009.  The decrease in benefits and expenses resulted primarily from decreases in policyowner benefits, VOBA and VOCRA amortization, and other operating expenses of $8.1 million, $3.6 million and $1.7 million, respectively.

The decrease of $8.1 million in policyowner benefits resulted primarily from a decrease in assumed disability business.  The $3.6 million decrease in VOBA and VOCRA amortization reflects more stable amortization of VOCRA in 2010 as compared to 2009.  In the fourth quarter of 2009, the Company determined that the Group Protection segment’s VOCRA asset was impaired and recorded an impairment charge of $2.6 million, included in amortization.  In addition, amortization expense in 2010 included no VOBA amortization, as this asset was fully amortized as of December 31, 2009.  VOBA amortization in 2009 totaled $0.9 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED

Corporate Segment

The Corporate segment consists of the unallocated capital of the Company, its debt financing, and items not otherwise attributable to the other segments.

The following provides a summary of operations for the Corporate segment for the years ended December 31 (in 000’s):

	2010	2009

Total revenues	$(40,320)	$(9,011)
Total benefits and expenses	19,018	25,611
Loss before income tax benefit	(59,338)	(34,622)

Net (loss) income	$(41,005)	$57,540

Total general account assets	$652,467	$755,730

The Corporate segment had a pre-tax loss of $59.3 million and $34.6 million for the years ended December 31, 2010 and 2009 respectively.  The $24.7 million decrease in pre-tax income was attributable to a decrease in total revenues of $31.3 million, offset by a decrease in total benefits and expenses of $6.6 million.

The $31.3 million decrease in total revenues was primarily due to decreases of $76.0 million and $27.5 million in net investment income and derivative income, respectively, offset by increases of $55.6 million and $12.9 million in net realized investment gains and fee and other income, respectively.  Additionally, the Corporate Segment had a $3.7 million decrease in OTTI credit losses.

The decrease of $76.0 million in net investment income resulted primarily from a change in the allocation of net investment income to the operating segments, decreasing net investment income by $78.2 million.  This decrease was offset by an increase of $2.2 million in limited partnership and other investment income.  The decrease of $27.5 million in derivative income was primarily related to the decrease in fair value of interest rate swap agreements.

The increase of $55.6 million in net realized investment gains primarily resulted from an increase in net realized gains from available-for-sale fixed maturity securities of $29.9 million and a decrease in net provisions for estimated losses on mortgage loans by $27.2 million.  The increase of $12.9 million in fee and other income resulted primarily from increased management fees from an affiliated company.

The decrease of $6.6 million in total benefits and expenses was due to a $20.3 million decrease in interest expense, offset by an increase in other operating expenses of $13.7 million.  The decrease of $20.3 million in interest expense resulted primarily from a change in the allocation of interest expense to the operating segments.  The increase of $13.7 million in other operating expenses resulted primarily from increases in affiliated company fees and allocated expenses of $24.9 million, offset by decreases in personnel costs of $13.8 million.

The income tax benefit for the year ended December 31, 2010 was primarily due to the tax benefit on the pre-tax loss incurred for the year ended December 31, 2010 and a low income housing credit, offset by the tax effect of non-deductible expenses. The income tax benefit for the year ended December 31, 2009 was primarily due to the tax benefit on the pre-tax loss incurred for the year ended December 31, 2009, as well as the release of the recorded valuation allowance against deferred tax assets for impairment losses on investment assets.

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

General

The assets of the general account are available to support general account liabilities. For purposes of managing these assets in relation to these liabilities, the Company segments these assets by product or by groups of products. The Company manages each segment’s assets based on an investment policy statement that it has established for that segment. The policy statement covers the segment’s liability characteristics and liquidity requirements, provides cash flow estimates, and sets targets for asset mix, duration and quality. Each quarter, investment and business unit managers review these policies to ensure that the policies remain appropriate, taking into account each segment’s liability characteristics.  The Company’s general account is primarily exposed to the following market risks:  credit risk, interest rate risk, equity risk and foreign currency exchange risk.

Investment Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  The Company is exposed to some credit risk within its investment portfolio through its derivative counterparties and reinsurers.  Derivative counterparty credit risk is measured as the amount owed to the Company, based upon current market conditions and potential payment obligations between the Company and its counterparties.  The Company also is exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads.

The Company’s management believes that its stringent investment management standards and practices have resulted in high-quality portfolios that have the effect of limiting credit risk.  In addition, it is the Company’s practice not to purchase below-investment-grade fixed income securities.  Credit risks associated with fixed income investments are managed by the Company in aggregate using detailed credit and underwriting policies, specific diversification requirements, comprehensive due diligence and ongoing credit analysis, aggregate counterparty exposure, and asset sector and industry concentration limits.  Credit risks associated with derivative financial instruments, including swaps, options and futures, are managed through consideration of counterparty credit risk, as well as the Company’s own credit risk.  In order to mitigate credit risk exposure, the Company transacts with counterparties that have a similar rating as the Company, prices its derivative liabilities based on its own credit rating, and generally holds collateral service agreements for its net derivative exposure with each counterparty.  Credit risk policies are subject to regular review and approval by senior management and by the Company’s board of directors.  The Company also manages credit risk through established investment policies which address the quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios.  These policies also are regularly reviewed and approved by senior management and by the Company’s board of directors.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Interest rate risk

The Company’s fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest investments.  They also are supported by holdings of real estate and floating rate notes.  All of these interest-bearing investments can include publicly-issued and privately-placed bonds and commercial mortgage loans.  Public bonds can include Treasury bonds, corporate bonds and money market instruments.  The Company’s fixed income portfolios also hold securitized assets, including CMO, CMBS and ABS.  These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines.  As a result of commercial mortgage securitization transactions involving assets formerly owned by the Company, the Company has retained subordinated interest certificates and interest-only certificates.

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

Asset strategies may include the use of interest rate futures, options or swaps to adjust the duration profiles for particular portfolios.  All derivative transactions are conducted under written operating guidelines and are marked-to-market.  Total positions and exposures are reported to the Company’s board of directors on a quarterly basis.  The counterparties are highly-rated financial institutions and are highly diversified.

The Company performed a sensitivity analysis on these interest-sensitive liabilities and investments at December 31, 2010.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of net assets and liabilities would decrease $31.4 million.

By comparison, fixed interest liabilities and investments held in the Company’s general account and non-unitized separate accounts at December 31, 2009 were tested for sensitivity to interest rates.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of net assets and liabilities would decrease by $36.9 million.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Equity and foreign currency exchange risk

Certain of the Company’s GIC products, previously marketed overseas, introduced exposure to equity and foreign currency exchange risk.  This is in addition to the traditional interest rate risk discussed previously.  All of this exposure has been hedged through interest rate and currency swaps.  The terms of each GIC, such as interest rate, interest payment dates, maturity and redemption dates and currency denomination, are identical to the terms of the swaps.  The GIC (liability) is swapped back to a U.S. dollar fixed liability through the requisite derivative contracts.  All foreign currency is swapped back to fixed U.S. dollars and all floating rate payments are swapped to fixed rate payments.  These interest rate and currency exchange swaps hedge the Company’s exposure to interest and foreign currency risks.

The Company utilizes put options on the S&P 500 Index and futures on the S&P 500 and other indices to hedge against stock market exposure inherent in the guaranteed minimum death and living benefit features contained within some of its variable annuity products.  At December 31, 2010 and 2009, the fair value of the put options was $3.7 million and $14.7 million, respectively.  The Company performed a sensitivity analysis on the effect of market changes and determined that a 10% increase in the market would decrease the market value of the options by $2.5 million and $7.5 million at December 31, 2010 and 2009, respectively.  A decrease in the market of 10% would increase the market value of the options by $6.8 million and $17.0 million at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the fair value of the futures was $1.6 million and $11.4 million, respectively.  The Company performed a sensitivity analysis on the effect of market changes and determined that a 10% increase in the market would decrease the market value of the futures by $167.0 million and $109.3 million at December 31, 2010 and 2009, respectively.  A decrease in the market of 10% would increase the market value of the futures by $167.0 million and $109.3 million at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the Company had $2.4 billion and $2.8 billion, respectively, in fixed index annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the S&P 500 Index.  The Company purchases S&P 500 Index options and futures to hedge the risk associated with the price appreciation component of its fixed index annuity liabilities.

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

Based upon the information and assumptions that the Company used in its stress-test scenarios at December 31, 2010 and 2009, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $1.3 million and $140.2 million, respectively.  Likewise, at December 31, 2010 and 2009, if the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will decrease net assets by approximately $3.7 million and $149.7 million, respectively.

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

The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies, which establish capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.  Furthermore, declining equity markets may result in an increase in required capital for regulatory purposes.  However, management believes that the Company’s strong underlying business franchise, capital management capabilities and capital contributions from the Parent will allow for adequate capital to satisfy regulatory requirements.  During the years ended December 31, 2010 and 2009, the Company received capital contributions totaling $400.0 million and $748.7 million, respectively, from the Parent to ensure that the Company continues to exceed certain capital requirements, prescribed by NAIC.

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

Through effective cash management and capital planning, the Company ensures that it is sufficiently funded and maintains adequate liquidity to meet its obligations.  At December 31, 2010, the Company, through its operational cash flows and various sources of liquidity (e.g., capital contributions from the Parent) had sufficient liquidity to meet all of its obligations.

Item 8.  Financial Statements and Supplementary Data.

Financial statements in the form required by Regulation S-X are set forth below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
For the Years Ended December 31,

	2010	2009	2008

Revenues:
Premiums and annuity considerations (Note 8)	$136,175	$134,246	$122,733
Net investment income (loss) (1) (Note 7)	1,390,210	2,582,307	(1,970,368)
Net derivative loss(2) (Note 4)	(149,290)	(39,902)	(605,458)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities (Note 6)	26,951	(36,675)	3,801
Other-than-temporary impairment losses (3) (Note 4)	(885)	(4,834)	(41,864)
Fee and other income (Note 8)	511,027	385,836	449,991

Total revenues	1,914,188	3,020,978	(2,041,165)

Benefits and expenses:
Interest credited (Note 8)	401,848	385,768	531,276
Interest expense	51,789	39,780	60,285
Policyowner benefits (Note 8)	239,794	110,439	391,093
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired (4)	697,102	1,024,661	(1,045,640)
Goodwill impairment	-	-	701,450
Other operating expenses (Note 8)	318,170	248,156	261,819

Total benefits and expenses	1,708,703	1,808,804	900,283

Income (loss) from continuing operations before income tax expense (benefit)	205,485	1,212,174	(2,941,448)

Income tax expense (benefit) (Note 10)	71,211	335,649	(815,943)

Net income (loss) from continuing operations	134,274	876,525	(2,125,505)

Income (loss) from discontinued operations, net of tax (Note 2)	-	104,971	(109,336)

Net income (loss)	$134,274	$981,496	$(2,234,841)

(1)Net investment income (loss) includes an increase (decrease) in market value of trading fixed maturity securities of $674.2 million, $2,086.7 million and $(2,603.7) million for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)Net derivative loss for the year ended December 31, 2008 includes $166.1 million of income related to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” which is further discussed in Note 5.

(3)The $0.9 million and $4.8 million other-than-temporary impairment (“OTTI”) losses for years ended December 31, 2010 and 2009, respectively, represent solely credit losses.  The Company incurred no non-credit OTTI losses during the years ended December 31, 2010 and 2009 and as such, no non-credit OTTI losses were recognized in other comprehensive income for these periods.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

ASSETS	December 31, 2010	December 31, 2009
Investments
Available-for-sale fixed maturity securities, at fair value (amortized cost of $1,422,951 and $1,121,424 in 2010 and 2009, respectively) (Note 4)	$1,495,923	$1,175,516
Trading fixed maturity securities, at fair value (amortized cost of $11,710,416 and $12,042,961 in 2010 and 2009, respectively) (Note 4)	11,467,118	11,130,522
Mortgage loans (Note 4)	1,737,528	1,911,961
Derivative instruments – receivable (Note 4)	198,064	259,227
Limited partnerships	41,622	51,656
Real estate (Note 4)	214,665	202,277
Policy loans	717,408	722,590
Other invested assets	27,456	47,421
Short-term investments	832,739	1,267,311
Cash and cash equivalents	736,323	1,804,208
Total investments and cash	17,468,846	18,572,689

Accrued investment income	188,786	230,591
Deferred policy acquisition costs and sales inducement asset (Note 13)	1,682,559	2,173,642
Value of business and customer renewals acquired (Note 14)	134,985	168,845
Net deferred tax asset (Note 10)	394,297	549,764
Goodwill (Note 1)	7,299	7,299
Receivable for investments sold	5,328	12,611
Reinsurance receivable	2,347,086	2,350,207
Other assets (Note 1)	125,529	183,963
Separate account assets (Note 1)	26,880,421	23,326,323

Total assets	$49,235,136	$47,575,934

LIABILITIES

Contractholder deposit funds and other policy liabilities	$14,593,228	$16,709,589
Future contract and policy benefits	849,514	815,638
Payable for investments purchased	44,827	88,131
Accrued expenses and taxes	52,628	61,903
Debt payable to affiliates (Note 3)	783,000	883,000
Reinsurance payable	2,231,835	2,231,764
Derivative instruments – payable (Note 4)	362,023	572,910
Other liabilities	285,056	280,224
Separate account liabilities	26,880,421	23,326,323

Total liabilities	46,082,532	44,969,482

Commitments and contingencies (Note 20)

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2010 and 2009	6,437	6,437
Additional paid-in capital	3,928,246	3,527,677
Accumulated other comprehensive income (Note 19)	46,553	35,244
Accumulated deficit	(828,632)	(962,906)

Total stockholder’s equity	3,152,604	2,606,452

Total liabilities and stockholder’s equity	$49,235,136	$47,575,934

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the Years Ended December 31,

	2010	2009	2008

Net income (loss)	$134,274	$981,496	$(2,234,841)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on available- for-sale securities, net of tax (1)	34,459	113,278	(84,234)
Reclassification adjustment for OTTI losses, net of tax (2)	938	202	-
Change in pension and other postretirement plan adjustments, net of tax (3)	-	10,231	(66,998)
Reclassification adjustments of net realized investment (gains) losses into net income (4)	(24,088)	3,117	25,718
Other comprehensive income (loss)	11,309	126,828	(125,514)

Comprehensive income (loss)	$145,583	$1,108,324	$(2,360,355)

(1)	Net of tax (expense) benefit of $(18.6) million, $(60.1) million and $45.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(2)	Represents an adjustment to OTTI losses due to the sale of other-than-temporarily impaired available-for-sale fixed maturity securities.
(3)	Net of tax (expense) benefit of $(5.5) million and $36.1 million for the years ended December 31, 2009 and 2008, respectively.
(4)	Net of tax expense (benefit) of $13.0 million, $(1.7) million and $(13.8) million for the years ended December 31, 2010, 2009 and 2008, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)
For the Years Ended December 31,

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income (1)	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity

Balance at December 31, 2007	$6,437	$2,146,436	$(92,403)	$369,677	$2,430,147

Cumulative effect of accounting changes related to the adoption of FASB ASC Topics 715 and 825, net of tax (2)	-	-	88,033	(88,376)	(343)
Net loss	-	-	-	(2,234,841)	(2,234,841)
Tax benefit from stock options	-	806	-	-	806
Capital contribution from Parent	-	725,000	-	-	725,000
Other comprehensive loss	-	-	(125,514)	-	(125,514)

Balance at December 31, 2008	6,437	2,872,242	(129,884)	(1,953,540)	795,255

Cumulative effect of accounting changes related to the adoption of FASB ASC Topic 320, net of tax(3)	-	-	(9,138)	9,138	-
Net income	-	-	-	981,496	981,496
Tax benefit from stock options	-	185	-	-	185
Capital contribution from Parent	-	748,652	-	-	748,652
Net liabilities transferred to affiliate (Note 3)	-	1,467	47,438	-	48,905
Dividend to Parent (Notes 1, 2, and 3)	-	(94,869)	-	-	(94,869)
Other comprehensive income	-	-	126,828	-	126,828

Balance at December 31, 2009	6,437	3,527,677	35,244	(962,906)	2,606,452

Net income	-	-	-	134,274	134,274
Tax benefit from stock options	-	569	-	-	569
Capital contribution from Parent	-	400,000	-	-	400,000
Other comprehensive income	-	-	11,309	-	11,309

Balance at December 31, 2010	$6,437	$3,928,246	$46,553	$(828,632)	$3,152,604

(1)	As of December 31, 2010, the total amount of after tax non-credit OTTI losses recorded in the Company’s accumulated other comprehensive income was $8.0 million.
(2)	FASB ASC Topics 715, “Compensation-Retirement Benefits” and 825, “Financial Instruments.”
(3)	FASB ASC Topic 320, “Investments-Debt and Equity Securities.”

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31,

	2010	2009	2008

Cash Flows From Operating Activities:
Net income (loss) from operations	$134,274	$981,496	$(2,234,841)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investments	30,562	(689)	29,871
Amortization of deferred policy acquisition costs, and value of business and customer renewals acquired	697,102	1,024,661	(1,045,640)
Depreciation and amortization	5,683	5,535	6,711
Net loss (gain) on derivatives	41,483	(96,041)	554,898
Net realized (gains) losses and OTTI credit losses on available-for-sale investments	(26,066)	41,509	38,063
Net (increase) decrease in fair value of trading investments	(674,223)	(2,086,740)	2,603,748
Net realized losses on trading investments	67,277	367,337	354,991
Undistributed loss (income) on private equity limited partnerships	2,339	9,207	(9,796)
Interest credited to contractholder deposits	401,848	385,768	531,276
Goodwill impairment	-	-	701,450
Deferred federal income taxes	149,377	295,608	(698,437)
Changes in assets and liabilities:
Additions to deferred policy acquisition costs, sales inducement asset and value of business and customer renewals acquired	(184,995)	(346,900)	(282,409)
Accrued investment income	41,805	36,736	18,079
Net change in reinsurance receivable/payable	129,907	209,637	216,282
Future contract and policy benefits	33,876	(125,992)	141,658
Other, net	17,031	(243,369)	149,390
Adjustments related to discontinued operations	-	(288,018)	4,315
Net cash provided by operating activities	867,280	169,745	1,079,609

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	498,087	113,478	101,757
Trading fixed maturity securities	4,170,750	2,097,054	1,808,498
Mortgage loans	249,283	143,493	294,610
Real estate	-	-	1,141
Other invested assets	(315,643)	(207,548)	692,157
Purchases of:
Available-for-sale fixed maturity securities	(771,747)	(347,139)	(129,474)
Trading fixed maturity securities	(3,946,548)	(867,310)	(2,175,143)
Mortgage loans	(101,668)	(17,518)	(58,935)
Real estate	(4,874)	(4,702)	(5,414)
Other invested assets	(64,998)	(106,277)	(122,447)
Net change in other investments	-	(183,512)	(349,964)
Net change in policy loans	5,182	6,817	(16,774)
Net change in short-term investments	434,572	(722,821)	(599,481)

Net cash provided by (used in) investing activities	$152,396	$(95,985)	$(559,469)

Continued on next page

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31,

	2010	2009	2008

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,217,014	$2,795,939	$2,190,099
Withdrawals from contractholder deposit funds	(3,606,335)	(3,011,499)	(3,616,458)
Repayments of debt	(100,000)	-	(122,000)
Debt proceeds	-	200,000	175,000
Capital contribution from Parent	400,000	748,652	725,000
Other, net	1,760	(27,312)	(16,814)
Net cash (used in) provided by financing activities	(2,087,561)	705,780	(665,173)

Net change in cash and cash equivalents	(1,067,885)	779,540	(145,033)

Cash and cash equivalents, beginning of year	1,804,208	1,024,668	1,169,701

Cash and cash equivalents, end of year	$736,323	$1,804,208	$1,024,668

Supplemental Cash Flow Information
Interest paid	$45,389	$47,151	$109,532
Income taxes (refunded) paid	$(107,063)	$21,144	$(113,194)

Supplemental schedule of non-cash investing and financing activities

On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of the Company’s wholly-owned subsidiary, Sun Life Financial (U.S.) Reinsurance Company (“Sun Life Vermont”), to the Company’s sole shareholder, Sun Life of Canada (U.S.) Holdings, Inc. (the “Parent”).  This dividend is discussed more fully in Note 2.  As a result of the dividend, the Company’s total assets decreased by $2,658.1 million and total liabilities decreased by $2,563.2 million in a non-cash transaction.

The Company did not pay any cash dividends to the Parent in 2010, 2009 and 2008.

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Sun Life Assurance Company of Canada (U.S.) (the “Company”) is a stock life insurance company incorporated under the laws of Delaware.  The Company is a direct wholly-owned subsidiary of the Parent, which in turn is wholly-owned by Sun Life Financial Inc. (“SLF”), a reporting company under the Securities Exchange Act of 1934.  Accordingly, the Company is an indirect wholly-owned subsidiary of SLF.  SLF and its subsidiaries are collectively referred to herein as “Sun Life Financial.”

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

The consolidated financial statements include the accounts of the Company and its subsidiaries.  As of December 31, 2010, the Company directly or indirectly owned all of the outstanding shares of SLNY, which issues individual fixed and variable annuity contracts, group life, group disability, group dental and stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company (“INDY”), a Rhode Island life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC.

On December 30, 2009, Sun Life Vermont, which was a subsidiary of the Company at the time, paid a $100 million cash dividend to the Company.  On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of Sun Life Vermont to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and was not included in the Company’s consolidated balance sheet at December 31, 2009.  As of December 31, 2009, Sun Life Vermont’s total assets and liabilities were $2,658.1 million and $2,563.2 million, respectively.  Sun Life Vermont’s net income (loss) for the years ended December 31, 2009 and 2008 was $105.0 million and $(109.3) million, respectively.  As a result of this dividend transaction, the net income (loss) and changes in cash flows from the operating activities of Sun Life Vermont for the year ended December 31, 2009 and 2008 are presented as discontinued operations in these consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

On September 6, 2006 the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”).  Pursuant to this agreement, the Company purchased a funded note from the CARS Trust which, through a credit default swap entered into by the CARS Trust, is exposed to the credit performance of a portfolio of corporate reference entities.  The Company entered into this agreement for yield enhancement related to the fee earned on the credit default swap which adds to the return earned on the funded note.

As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation.”  As a result of the consolidation, the Company has recorded in its consolidated balance sheets a credit default swap held by the CARS Trust.  At issue, the swap had a seven year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement.  In the event that the CARS Trust is required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  During the year ended December 31, 2009 the sum of all credit events exceeded the threshold amount and the CARS Trust made cumulative payments of $17.6 million to the swap counterparty.  As of December 31, 2010, the maximum future payments of the CARS Trust could be required to make is $37.4 million.  The CARS Trust made no payment during the years ended December 31, 2010 and 2008, respectively.  At December 31, 2010 and 2009, the fair value of the credit default swap was a liability of $27.3 million and $34.3 million, respectively.  As of December 31, 2010 and 2009, the fair value of the assets held as collateral by the CARS Trust was $36.3 million and $35.3 million, respectively.  The carrying amount of this interest in a variable interest entity (“VIE”) is included in trading fixed maturity securities on the consolidated balance sheets.

To determine the nature of the Company’s interest in a VIE, it performs an assessment of each party’s interest in the VIE beyond any voting interest that it may have.  This assessment looks to sufficiency of an equity investment at risk in terms of the entity’s ability to self-finance its activities, as well as other indicators of control including the power to direct activities that impact economic performance, the obligation to absorb expected losses, and the right to receive expected returns.  The Company is deemed to control a VIE when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  If the Company determines that it is the VIE’s primary beneficiary, the VIE must be consolidated in the Company’s consolidated financial statements.  At December 31, 2010, the Company had no variable interest in significant VIEs for which disclosure is required under FASB ASC Topic 810.

All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash equivalents, short-term investments, fixed maturity securities, mortgage loans, equity securities, derivative financial instruments, debt, loan commitments and financial guarantees.  These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation.  The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

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
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

Fixed Maturity Securities

The Company accounts for its investments in accordance with FASB ASC Topic 320.  At the time of purchase, fixed maturity securities are classified as either trading or available-for-sale.  Securities, for which the Company has elected to measure at fair value under FASB ASC Topic 825, “Financial Instruments,” are classified as trading securities.  Although classified as trading securities, the Company’s intent is to not sell these securities in the near term.  Trading securities are carried at aggregate fair value with changes in market value reported as a component of net investment income.  Securities that do not meet the trading criterion are classified as available-for-sale.  Included with available-for-sale fixed maturity securities are forward purchase commitments on mortgage backed securities, better known as To Be Announced (“TBA”) securities.  The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability in payable for investments purchased until the settlement date of the transaction.  Available-for-sale securities that are not considered other-than-temporarily impaired are carried at fair value with the unrealized gains or losses reported in other comprehensive income.

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

Structured securities, such as asset-backed securities (“ABS”) including collateralized debt obligations, residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) are priced using a fair value model or independent broker quotations.  ABS and RMBS are priced using fair value models and independent broker quotations.  CMBS securities are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, RMBS and CMBS.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

For privately-placed fixed maturity securities, fair values are determined using a discounted cash flow model which includes estimates that take into account credit spreads for publicly traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately-placed fixed maturity securities also are priced using market prices or broker quotes.  The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The Company’s ability to liquidate positions in privately-placed fixed securities and mortgages could be impacted to a significant degree by the lack of an actively traded market.  Although the Company believes that its estimates reasonably reflect the fair value of those instruments, its key assumptions about risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (continued)

Fixed Maturity Securities (continued)

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including estimates and assumptions, a market participant would utilize.  The Company performs a monthly analysis on the prices received from third parties to assess if the prices represent a reasonable estimate of the fair value.  In addition, on the quarterly basis, the Company performs quantitative and qualitative analysis that includes back testing of recent trades, review of key assumptions such as spreads, duration, and credit rating, and on-going review of third-party pricing services’ methodologies.  The Company performs further testing on those securities whose prices do not fall within a pre-established tolerance range.  This testing includes looking at specific market events that may affect pricing or obtaining additional information or new prices from the third-party pricing service.  Additionally, the Company makes a selection of securities from its portfolio and compares the price received from its third-party pricing services to an independent source, creates option adjusted spreads or obtains additional broker quotes to corroborate the current market price.  Historically, the Company has found no material variances between the prices received from third-party pricing sources and the results of its testing.

Please refer to Note 5 of the Company’s consolidated financial statements for further discussion of the Company’s fair value measurements.

With the adoption of the provisions of FASB ASC Topic 320, the Company recognizes an OTTI loss and records a charge to earnings for the full amount of the impairment (the difference between the current carrying amount and fair value of the security), if the Company intends to sell, or if it is more likely than not that it will be required to sell, the impaired security prior to recovery of its cost basis.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories:  credit loss and non-credit loss.  The credit loss portion is charged to net realized investment gains (losses) in the consolidated statements of operations, while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.

Prior to the Company’s adoption of the provisions of FASB ASC Topic 320 on April 1, 2009, the Company's accounting policy for impairment on available-for-sale securities required recognition of an OTTI loss through earnings when the Company anticipated that it would be unable to recover all amounts due under the contractual obligations of the security.  In addition, in the event that securities were expected to be sold before the fair value of the security recovered to amortized cost, an OTTI loss also would be recorded through earnings.

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

Please refer to Note 4 of the Company’s consolidated financial statements for further discussion of the Company’s recognition and disclosure of OTTI loss.

The Company discontinues the accrual of income on its holdings for issuers that are in default.  The Company’s net investment income would have increased by $4.6 million and $4.3 million for the year ended December 31, 2010 and 2009, respectively, if these holdings were performing.  As of December 31, 2010 and 2009, the fair market value of holdings for issuers in default was $53.9 million and $26.0 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (CONTINUED)

Mortgage Loans and Real Estate

Mortgage loans are stated at unpaid principal balances, net of provisions for estimated losses.  Mortgage loans acquired at a premium or discount are carried at amortized cost using the effective interest rate method, net of provisions for estimated losses.  Purchases and sales of mortgage loans are recognized or derecognized in the Company’s balance sheet on the loans’ trade dates, which are the dates that the Company commits to purchase or sell the loan.  Transaction costs on mortgage loans are capitalized on initial recognition and are recognized in the Company’s statement of operations using the effective interest method.  Mortgage loans, which primarily include commercial first mortgages, are diversified by property type and geographic area throughout the United States.  Mortgage loans are collateralized by the related properties and generally are no more than 75% of the property’s value at the time that the original loan is made.  The Company regularly assesses the value of the collateral.

A mortgage loan is considered impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan. When a mortgage loan is classified as impaired, allowances for credit losses are established to adjust the carrying value of the loan to its net recoverable amount. The allowance for credit losses are estimated using the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent.  A specific allowance for loan loss is established for an impaired loan if the present value of expected cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less cost to sell, is less than the recorded amount of the loan.  The full extent of impairment in the mortgage portfolio cannot be assessed solely by reviewing these loans individually.  A general allowance for loan loss is established based on an assessment of past loss experience on groups of loans with similar characteristics and current economic conditions.  While management believes that it uses the best information available to establish the loan loss allowances, future adjustments may become necessary if economic conditions differ from the assumptions used in calculating them.

Interest income is recognized on impaired mortgage loans when the collection of contractually specified future cash flows is probable, in which case cash receipts are recorded in accordance with the effective interest rate method. Interest income is not recognized on impaired mortgage loans and these mortgage loans are placed on non-accrual status when the collection of contractually specified future cash flows is not probable, in which case cash receipts are applied, firstly against the carrying value of the loan, then against the provision, and then to income.  The accrual of interest resumes when the collection of contractually specified future cash flows becomes probable based on certain facts and circumstances.

Changes in allowances for losses and write-off of specific mortgages are recorded as net realized gain or loss in the Company’s statements of operations.  Once the conditions causing impairment improve and future payments are reasonably assured, allowances are reduced and the mortgages are no longer classified as impaired.  However, the mortgage loan continues to be classified as impaired if the original terms of the contract have been restructured, resulting in the Company providing an economic concession to the borrower.

If the conditions causing impairment do not improve and future payments remain unassured, the Company typically derecognizes the asset through disposition or foreclosure.  Uncollectible collateral-dependent loans are written off through allowances for losses at the time of disposition or foreclosure.

Real estate investments are held for the production of income or are held for sale.  Real estate investments held for the production of income are carried at depreciated cost.  Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the asset.  Real estate investments held for sale are primarily acquired through foreclosure of mortgage loans.  The cost of real estate that has been acquired through foreclosure is the estimated fair value, less estimated costs to dispose at the time of foreclosure.  Real estate investments are diversified by property type and geographic area throughout the United States.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (CONTINUED)

Derivative instruments

The Company uses derivative financial instruments including swaps, swaptions, options and futures as a means of hedging exposure to interest rate, currency and equity price risk.  Derivatives are carried at fair value and changes in fair value are recorded as a component of derivative income or loss.

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

The Company manages assets related to certain funds-withheld reinsurance agreements.  These assets are primarily comprised of fixed maturity securities and mortgages and are accounted for consistent with the policies described above.  Investment income on assets within funds-withheld reinsurance portfolios is included as a component of net investment income (loss) in the Company’s consolidated statements of operations.

Please refer to Note 7 of the Company’s consolidated financial statements for further discussion of the Company’s net investment income (loss).

DEFERRED POLICY ACQUISITION COSTS AND SALES INDUCMENT ASSET

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to deposit-type contracts, primarily deferred annuity, universal life and guaranteed investment contracts (“GICs”) are deferred and amortized with interest based on the proportion of actual gross profits to the present value of all estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized and unrealized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.

Sales inducement asset (“SIA”) represents amounts that are credited to policyholder account balances related to the enhanced or bonus crediting rates that the Company offers on certain of its annuity products.  The costs associated with offering the enhanced or bonus crediting rates are capitalized and amortized over the expected life of the related contracts in proportion to the estimated gross profits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED POLICY ACQUISITION COSTS AND SALES INDUCMENT ASSET (CONTINUED)

Estimating future gross profit is a complex process requiring considerable judgment and the forecasting of events into the future based on historical information and actuarial assumptions.  These assumptions are subject to an annual review process and are updated on a more frequent basis if required.  Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period.  Assumptions affecting the computation of estimated future gross profits include, but are not limited to, recent investment and policyholder experience, expectations of future performance and policyholder behavior, changes in interest rates, capital market growth rates, and account maintenance expense.

DAC amortization is reviewed regularly and adjusted retrospectively when the Company calculates the actual profits or losses and revises its estimate of future gross profits to be realized from deposit-type contracts, including realized and unrealized gains and losses from investments.  The Company also tests its DAC and SIA asset for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP liability, net of DAC and SIA, to the present value of future expected gross profits; an adjustment is required if the current GAAP liability, net of DAC and SIA, is higher than the present value of future expected gross profits.  During the years ended December 31, 2010 and 2009, the Company wrote down DAC and the SIA by $126.0 million and $326.9 million, respectively, as a result of loss recognition related to certain annuity products.  Please refer to Note 13 of the Company’s consolidated financial statements for the Company’s DAC and SIA roll-forward.

The DAC asset under GAAP cannot exceed accumulated deferrals, plus interest.  At December 31, 2009 and 2008, the Company reached the cap for its DAC asset and SIA related to certain fixed and fixed index annuity products and reported the DAC asset for these products at historical accumulated deferrals with interest.  At December 31, 2010, the Company’s SIA related to certain fixed and fixed index annuity remained at historical accumulated deferral with interest.  However, the Company’s DAC related to certain fixed and fixed index annuities was below the cap and regular amortization was recorded during the year.

Although recovery of DAC and the SIA is not assured, the Company believes it is more likely than not that all of these costs will be recovered from future profits.  The amount of DAC and SIA considered recoverable could be reduced in the near term, however, if the future estimates of gross profits are reduced.

VALUE OF BUSINESS AND CUSTOMER RENEWALS ACQUIRED

VOBA represents the actuarially determined present value of projected future gross profits from the Keyport Life Insurance Company (“Keyport”) in-force policies on November 1, 2001, the date of the Company’s acquisition of Keyport.  Prior to December 31, 2009, the Company’s VOBA also included the present value of projected future gross profits from the in-force policies that were transferred to SLNY, based on a series of agreements between SLNY and Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, (the “SLHIC to SLNY asset transfer”).  VOBA related to Keyport is amortized in proportion to the projected emergence of profits over the estimated life of the purchased block of business; VOBA related to the SLHIC to SLNY asset transfer was amortized in proportion to the projected premium income over the period to the first renewal of the transferred business.  As of December 31, 2009, VOBA related to the SLHIC to SLNY asset transfer was fully amortized.

VOCRA represents a portion of the assets that were transferred to SLNY under the SLHIC to SLNY asset transfer.  VOCRA is the actuarially determined present value of projected future profits arising from the existing in-force business at May 31, 2007 to the next policy renewal date.  This amount is amortized in proportion to the projected premium income over the period from the first renewal date to the end of the projected life of the policies.  The Company tests its VOCRA asset for impairment on an annual basis.  During the year ended December 31, 2009, the Company determined that its VOCRA asset was impaired and recorded an impairment charge of $2.6 million.  Please refer to Note 14 of the Company’s consolidated financial statements for the Company’s combined VOBA and VOCRA roll-forward.

Although recovery of VOBA is not assured, the Company believes it is more likely than not that all of these costs will be recovered from future profits.  The amount of VOBA considered recoverable could be reduced in the near term, however, if the future estimates of gross profits are reduced.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

The Company’s goodwill represents the intangible asset related to the transfer of goodwill to SLNY under the SLHIC to SLNY asset transfer.  Goodwill is allocated to the Group Protection segment  In accordance with FASB ASC Topic 350, “Intangibles–Goodwill and Other,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill during the second quarter of 2010 and concluded that this asset was not impaired.

OTHER ASSETS

The Company’s other assets are comprised primarily of receivables from affiliated companies, outstanding premiums, and intangible assets.  Intangible assets consist of state insurance licenses that are not subject to amortization and the value of distribution.  The value of distribution represents the present value of projected future profits arising from sales of new business by brokers with whom SLHIC had an existing distribution relationship contract.  This amount is amortized on a straight-line basis over 25 years, representing the period over which the Company expects to earn premiums from new sales stemming from the added distribution capacity.

Prior to December 31, 2009, the Company’s other asset also included property, equipment, leasehold improvements and capitalized software costs.  As described in Note 3, effective December 31, 2009, the Company transferred certain property, equipment, leasehold improvements and capitalized software costs to Sun Life Financial (U.S.) Services Company, Inc. (“Sun Life Services”), an affiliate.  Depreciation and amortization expenses related to these assets were $1.3 million and $1.3 million for years ended December 31, 2009 and 2008, respectively.

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
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

POLICY LIABILITIES AND ACCRUALS (continued)

Policy reserves for annuity contracts include liabilities held for group pension and payout annuity payments and liabilities held for product guarantees on variable annuity products, such as guaranteed minimum death benefits (“GMDB”).  Reserves for pension and payout annuity contracts are calculated using the best-estimate interest and decrement assumptions.  The Company periodically reviews its policies for loss recognition based upon management’s best estimates.  During the year ended December 31, 2010, the Company recorded a $29.2 million adjustment to reserves related to loss recognition.  The Company did not record any adjustment to reserves related to loss recognition for the year ended December 31, 2009.

Reserves for GMDB and guaranteed minimum income benefits (“GMIB”) are calculated according to the methodology prescribed by the American Institute of Certified Public Accountants (“AICPA”) which is included in FASB ASC
Topic 944 “Financial Services- Insurance,” whereby the expected benefits provided by the guarantees are spread over the duration of the contract in proportion to the benefit assessments.

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

INCOME TAXES

The Company accounts for current and deferred income taxes and recognizes reserves for income tax contingencies in accordance with FASB ASC Topic 740, “Income Taxes.”

Under the applicable asset and liability method for recording deferred income taxes, deferred taxes are recognized when assets and liabilities have different values for financial statement and tax reporting purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  Valuation allowances on deferred tax assets are estimated based on the Company’s assessment of the realizability of such amounts.  Please refer to Note 10 of the Company’s consolidated financial statements for further discussion of the Company’s income taxes.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE AND EXPENSES

Premiums for traditional individual life products are considered earned revenue when due.  Premiums related to group life, group stop loss, group dental and group disability insurance are recognized as earned revenue pro-rata over the contract period.  The unexpired portion of these premiums is recorded as unearned premiums.  Revenue from universal life-type products and investment-related products includes charges for the cost of insurance (mortality), initiation and administration of the policy, and surrender charges. Revenue is recognized when the charges are assessed except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

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

SEPARATE ACCOUNTS

The Company has established separate accounts applicable to various classes of contracts providing variable benefits.  Contracts for which funds are invested in separate accounts include variable life insurance and individual and group qualified and non-qualified variable annuity contracts.  Investment income and changes in mutual fund asset values are allocated to policyholders and therefore do not affect the operating results of the Company.  Assets held in the separate accounts are carried at fair value and the investment risk of such securities is retained by the contractholder.  The Company earns separate account fees for providing administrative services and bearing the mortality risks related to these contracts.  The activity of the separate accounts is not reflected in the consolidated financial statements except for the following:

➢	The fees that the Company receives, which are assessed periodically and recognized as revenue when assessed; and

➢
The activity related to the GMDB, GMIB, guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”), which is reflected in the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends FASB ASC Topic 310 to enhance disclosures and to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The amendments require an entity to provide a greater level of disaggregated information about the credit quality of the entity’s financing receivables and allowance for credit losses.  ASU 2010-20 also requires an entity to disclose credit quality indicators, the aging of past due information and the modification of its financing receivables.  The amendments in ASU 2010-20 that relate to disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  However, the disclosure about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Comparative disclosures are required for reporting periods ending after initial adoption.  The Company adopted ASU 2010-20 on December 31, 2010.  The enhanced disclosures required by ASU 2010-20 for the period ending on December 31, 2010, are included in Note 4 of the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset – a Consensus of the FASB Emerging Issues Task Force,” which amends FASB ASC Topic 310, “Receivables.”  The amendments were made to eliminate diversity in practice in accounting for loans that undergo troubled debt restructuring for those loans that have been included in a pool of loans.  Under ASU 2010-18, debt modifications that were made for distressed loans included in a pool of loans, do not trigger the criteria needed to allow for such loans to be accounted for separately outside of the pool.  Upon initial adoption, an entity may make a one-time election to terminate accounting for loans as a pool.  The election may be made on a pool-by-pool basis and does not prevent the entity from using pool accounting for loans that will be acquired in the future.  The amendments in ASU 2010-18 are effective for the first fiscal quarter ending on or after July 15, 2010.  Early adoption is permitted.  The Company adopted ASU 2010-18 on September 30, 2010 and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

The amendments in ASU 2010-11 are effective for the first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted.  The Company adopted ASU 2010-11 on July 1, 2010 and such adoption did not have a material impact on the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (Continued)

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which removes the requirement for U.S. Securities and Exchange Commission (“SEC”) filers to disclose the date through which subsequent events have been evaluated.  ASU No. 2010-09 is effective upon issuance.  Events that have occurred subsequent to December 31, 2010 have been evaluated by the Company’s management in accordance with ASU No. 2010-09.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements,” which provides amendments to FASB ASC Topic 820 “Fair Value Measurements and Disclosures” in order to provide more robust disclosures about the following:

➢	The different classes of assets and liabilities measured at fair value;
➢	The valuation techniques and inputs used;
➢	The transfers between Levels 1, 2, and 3; and
➢	The activity in Level 3 fair value measurements.

Certain new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 31, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll-forward of activities in Level 3 are effective for fiscal years beginning after December 15, 2010.  The Company adopted ASU 2010-06 on January 1, 2010.  The enhanced disclosures required by ASU 2010-06 for the periods beginning after December 31, 2009 are included in Note 5 of the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted the provisions of FASB ASC Topic 860, “Transfers and Servicing,” which were issued in June 2009.  These provisions amend and expand disclosures about the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  FASB ASC Topic 860 amends previously issued derecognition accounting and disclosure guidance and eliminates the exemption from consolidation for qualifying special purpose entities (“QSPEs”); it also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with the provisions of FASB ASC Topic 860.  This guidance is effective for financial asset transfers occurring in fiscal years and interim periods beginning after November 15, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted the provisions of FASB ASC Topic 810 which were issued in June 2009.  This guidance amends previously issued consolidation guidance which affects all entities currently within the scope of FASB ASC Topic 810, including QSPEs, as the concept of these entities was eliminated by FASB ASC Topic 860.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.”  This update amends FASB ASC Topic 820 and provides clarification regarding the valuation techniques required to be used to measure the fair value of liabilities where quoted prices in active markets for identical liabilities are not available.  In addition, this update clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The guidance provided in ASU No. 2009-05 is effective for the first reporting period, including interim periods, beginning after issuance.  The Company adopted this guidance on October 1, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

The Company adopted the provisions of FASB ASC Topic 320, which were issued in April 2009.  This guidance amends the guidance for OTTI of debt securities and changes the presentation of OTTI in the financial statements.   If the Company intends to sell, or if it is more likely than not that it will be required to sell, an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss (“credit loss”) and the portion of loss which is due to other factors (“non-credit loss”).  The credit loss portion is charged to earnings, while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.  This guidance also expands and increases the frequency of existing disclosures about OTTI of debt and equity securities.  The Company adopted the above-noted aspects of FASB ASC Topic 320 on April 1, 2009.  Upon adoption, a cumulative effect adjustment, net of taxes, of $9.1 million was recorded to decrease accumulated other comprehensive income with a corresponding increase to retained earnings (accumulated deficit) for the non-credit component of previously impaired securities that the Company neither intends to sell, nor is it more likely than not that the Company will be required to sell, before recovery of amortized cost.  The enhanced disclosures required by FASB ASC Topic 320 are included in Note 4 of the Company’s consolidated financial statements.

The Company adopted the provisions of FASB ASC Topic 825 which were originally issued in April 2009.  The guidance requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements, effective for interim reporting periods ending after June 15, 2009.  The adoption of the above-noted aspects of FASB ASC Topic 825 in the quarter ended June 30, 2009 did not have an impact on the Company’s consolidated financial position or results of operations.  The required disclosures are included in Note 5 of the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (continued)

The Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” which were issued in March 2008.  This guidance amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  These aspects of FASB ASC Topic 815 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted this guidance on January 1, 2009.  The required disclosures are included in Note 4 of the Company’s consolidated financial statements.

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
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which delays the effective date for the disclosure requirements for public entities related to troubled debt restructurings.  ASU 2011-01 applies to all public-entity creditors that modify financing receivables within the guidance given about troubled debt restructurings in ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on the definition of a trouble debt restructuring.  Currently, it is anticipated that the new disclosure requirements for public entities regarding trouble debt restructurings as described in ASU 2010-20 will be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-28 “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts – a Consensus of the FASB Emerging Issues Task Force.”  The amendments of ASU 2010-28 require reporting units with zero or negative carrying amounts to perform Step 2 of goodwill impairment test if it is more likely than not that a goodwill impairment exists and to consider adverse qualitative factors when performing the impairment test.  The amendments in ASU 2010-28 are effective for interim periods and fiscal years beginning after December 15, 2010.  Early adoption is not permitted.  The Company adopted ASU 2010-28 on January 1, 2011 and does not expect the adoption to have significant impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations – a Consensus of the FASB Emerging Issues Task Force.”  The amendments of ASU 2010-29 provide guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented.  ASU 2010-29 requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also require the supplemental pro forma disclosure to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly related to the business combination.  The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company adopted ASU 2010-29 on January 1, 2011 and will apply this guidance to future business combinations.

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

In April 2010, the FASB issued ASU 2010-15, “Financial Services – Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments – a Consensus of the FASB Emerging Issues Task Force,” to provide guidance regarding accounting for investment funds determined to be VIE. Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its controlling interest in a VIE, unless the separate account contract holder is a related party. The guidance is effective, on a retrospective basis, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2010.  The Company adopted ASU 2010-15 on January 1, 2011 and does not expect the adoption to have a significant impact to the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

2. MERGERS, ACQUISITIONS AND DISPOSITIONS

On December 31, 2009, the Company paid a dividend of all of Sun Life Vermont’s issued and outstanding common stock, and net assets totaling $94.9 million to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary and was not included in the Company’s consolidated balance sheet at December 31, 2009.  Sun Life Vermont’s assets and liabilities were as follows at December 31:

2009
Assets:
Total investments and cash	$1,602,733
Deferred policy acquisition costs	139,702
Reinsurance receivable	902,957
Other assets	12,698
Total assets	$2,658,090

Liabilities:
Contractholder deposit funds and other policy liabilities	$787,610
Future contract and policy benefits	87,830
Debt payable to affiliates	1,315,000
Net deferred tax liability	171,413
Derivative instruments - payable	19,617
Other liabilities	181,750

Total liabilities	$2,563,220

The following table represents a summary of the results of operations for Sun Life Vermont which are included in discontinued operations for the years ended December 31:

	2009	2008

Total revenues	$191,965	$29,031
Total benefits and expenses	46,304	181,407
Income (loss) before income tax expense (benefit)	145,661	(152,376)
Income tax expense (benefit)	40,690	(43,040)

Net income (loss)	$104,971	$(109,336)

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
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

The Company has significant transactions with affiliates.  Management believes inter-company revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis and these transactions were with unrelated parties.  Below is a summary of transactions with           non-consolidated affiliates which are not included in these consolidated financial statements.

Reinsurance Related Transactions

As more fully described in Note 8 to the Company’s consolidated financial statements, the Company and its subsidiary, SLNY, are party to several reinsurance transactions with Sun Life Assurance Company of Canada (“SLOC”) and other affiliates.  Reinsurance premiums with related parties are based on market rates.

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with Sun Life Reinsurance (Barbados) No. 3 Corp (“BarbCo 3”) an affiliate, to cede all of the risks associated with certain in-force corporate and bank-owned variable universal life, and private placement variable universal life policies on a combination coinsurance, coinsurance with funds-withheld, and a modified coinsurance basis.  The reinsurance agreement covered in-force policies on the effective date and new sales through December 31, 2009.  Effective January 1, 2010, the Company and BarbCo 3 amended the reinsurance agreement.  Refer to Note 8 for additional information regarding the amendment and the impact of this agreement on the Company’s consolidated financial statements.

Capital Transactions

During the years ended December 31, 2010 and 2009, the Company received capital contributions totaling $400.0 million and $748.7 million, respectively, from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure that the Company continues to exceed certain capital requirements prescribed by the National Association of Insurance Comissioners (“NAIC”).  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies.  The risk-based capital formulas for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

Effective December 31, 2009, the Company distributed all of Sun Life Vermont’s issued and outstanding common stock and net assets totaling $94.9 million in the form of a dividend to the Parent.  The Company did not declare or pay cash dividends to the Parent in 2010, 2009 or 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Debt Transactions

On November 8, 2007, a long-term financing arrangement was established with a financial institution (the “Lender”) that enables Sun Life Vermont, a subsidiary of the Company prior to December 31, 2009, to fund a portion of its obligations under the reinsurance agreement with SLOC.  Under this arrangement, at inception of the agreement, Sun Life Vermont issued an initial floating rate surplus note of $1 billion (the “Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007- SUNAXXX LLC (“SUNAXXX”), affiliated with the Lender.  Pursuant to this arrangement, Sun Life Vermont exercised its option to issue additional Surplus Notes of $200 million and $115 million in 2009 and 2008, respectively, to SUNAXXX.  At December 31, 2009 and 2008, the value of the Surplus Note was $1.3 billion and $1.1 billion, respectively.  As a result of the dividend of Sun Life Vermont, the $1.3 billion affiliated debt was not included in the Company’s consolidated balance sheets as of December 31, 2009.  Pursuant to an agreement between the Lender and the Company’s indirect parent, Sun Life Assurance Company of Canada – U.S. Operations Holdings, Inc. (“SLC - U.S. Ops Holdings”), U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, consolidates SUNAXXX in accordance with FASB ASC Topic 810.  Sun Life Vermont agreed to reimburse U.S. Ops Holdings for certain costs incurred in connection with the issuance of the Surplus Note.  Sun Life Vermont incurred interest expense of $21.7 million and $46.5 million for the years ended December 31, 2009 and 2008, respectively, which is included in the Company’s consolidated statements of operations as a component of income (loss) from discontinued operations, net of tax.

In 2002, the Company issued two promissory notes with a combined total of $460 million to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”), an affiliate.  The proceeds of the notes were used to purchase fixed rate government and corporate bonds.  On May 24, 2007, the Company redeemed one of the notes with a principal balance of $380 million and paid $388.7 million to Sun Life (Hungary) LLC, including $8.7 million in accrued interest.  On December 29, 2008, the Company redeemed $62.0 million of the $80 million remaining note and paid $64.3 million, including $2.3 million in accrued interest, to Sun Life (Hungary) LLC.  At December 31, 2010 and 2009, the Company had $18 million in promissory notes issued to Sun Life (Hungary) LLC.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $1.0 million, $1.0 million and $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

On July 17, 2008, the Company issued a $60 million promissory note to Sun Life (Hungary) LLC with a maturity date of September 27, 2011.  The Company paid interest quarterly to Sun Life (Hungary) LLC.  Total interest incurred was $1.3 million for the year ended December 31, 2008.  The Company used the proceeds of the note for general corporate purposes.  On December 29, 2008, the Company redeemed the note and paid $60.8 million to Sun Life (Hungary) LLC, including $0.8 million in accrued interest.

At December 31, 2010 and 2009, the Company had $565 million of surplus notes payable to Sun Life Financial (U.S.) Finance, Inc., an affiliate.  The Company expensed $42.6 million for interest on these surplus notes for each of the years ended December 31, 2010, 2009 and 2008.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”), an affiliate, due 2013.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III.  Total interest credited for these funding agreements was $6.2 million, $11.2 million, and $36.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  On September 19, 2006, the Company also issued a $100 million floating rate demand note payable to LLC III.  For interest on this demand note, the Company expensed $0.7 million, $1.3 million, and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”), an affiliate, due 2011.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $5.4 million, $10.5 million, and $35.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.  On May 24, 2006, the Company also issued a $100 million floating rate demand note payable to LLC II.  For interest on this demand note, the Company expensed $0.6 million, $1.2 million, and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding, L.L.C. (“LLC”), an affiliate, due 2010.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10 million to LLC.  On July 1 and July 8, 2010, the Company paid $900.0 million and $10.0 million, respectively, to the LLC due to the maturity of these funding agreements.  Total interest credited for these funding agreements was $2.9 million, $11.3 million and $36.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.  On June 10, 2005, the Company also issued a $100.0 million floating rate demand note payable to the LLC which matured on July 6, 2010.  On August 6, 2010, the Company paid $100.1 million to LLC, including $140 thousand in interest due to the maturity of the floating rate demand note.  For interest on this demand note, the Company expensed $0.5 million, $1.3 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company had an interest rate swap agreement with LLC with an aggregate notional amount of $900 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.  This agreement expired in July 2010 due to the maturity of the floating rate funding agreements with the LLC.

The account values related to these funding agreements issued to LLC III, LLC II and LLC are reported in the Company’s balance sheets as a component of contractholder deposits funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table lists the details of notes due to affiliates at December 31, 2010:

Payees	Type	Rate	Maturity	Principal	Interest Expense

Sun Life Financial (U.S.) Finance, Inc.	Surplus	8.625%	11/06/2027	$ 250,000	$ 21,563
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	150,000	9,225
Sun Life Financial (U.S.) Finance, Inc.	Surplus	7.250%	12/15/2015	150,000	10,875
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.125%	12/15/2015	7,500	459
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	7,500	461
Sun Life (Hungary) Group Financing Limited Company	Promissory	5.710%	06/30/2012	18,000	1,028
Sun Life Financial Global Funding II, L.L.C.	Demand	LIBOR + 0.26%	07/06/2011	100,000	611
Sun Life Financial Global Funding III, L.L.C.	Demand	LIBOR + 0.35%	10/06/2013	100,000	703
				$ 783,000	$ 44,925

The following table lists the details of notes due to affiliates at December 31, 2009:

Payees	Type	Rate	Maturity	Principal	Interest Expense

Sun Life Financial (U.S.) Finance, Inc.	Surplus	8.625%	11/06/2027	$ 250,000	$ 21,563
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	150,000	9,225
Sun Life Financial (U.S.) Finance, Inc.	Surplus	7.250%	12/15/2015	150,000	10,875
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.125%	12/15/2015	7,500	459
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	7,500	461
Sun Life (Hungary) Group Financing Limited Company	Promissory	5.710%	06/30/2012	18,000	1,028
Sun Life Financial Global Funding, L.L.C.	Demand	LIBOR + 0.35%	07/06/2010	100,000	1,257
Sun Life Financial Global Funding II, L.L.C.	Demand	LIBOR + 0.26%	07/06/2011	100,000	1,166
Sun Life Financial Global Funding III, L.L.C.	Demand	LIBOR + 0.35%	10/06/2013	100,000	1,257
				$ 883,000	$ 47,921

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative Service Agreements, Rent and Other

Effective December 31, 2009, the Company transferred all of its employees to Sun Life Services with the exception of 28 employees who were transferred to Sun Life Financial Distributors, Inc. (“SLFD”), another affiliate.  Neither Sun Life Services nor SLFD are included in the accompanying consolidated financial statements.  Concurrent with this transaction, Sun Life Services assumed the sponsorship of the Company’s retirement plans, as discussed in Note 9 to the Company’s consolidated financial statements.  As a result of this transaction, the Company transferred to Sun Life Services the assets and liabilities, and associated deferred tax asset, summarized in the following table:

Assets:
Cash	$32,298
Property and equipment	9,545
Software and other	58,877
Deferred tax asset	25,543
Total assets	$126,263

Liabilities:
Pension liabilities	$109,512
Long term incentives	16,923
Other liabilities	48,733
Total liabilities	$175,168

In accordance with FASB ASC Topic 845, “Nonmonetary Transactions,” all assets and liabilities were transferred at book value and no gain or loss was recognized in the Company’s consolidated statement of operations.  The difference between the book value of the transferred assets and liabilities of $48.9 million, net of tax, was recorded by the Company as other comprehensive income and paid-in-capital.  Prior to the transfer, this difference between the book value of the transferred assets and liabilities was recorded in the Company’s consolidated balance sheet as a component of accumulated other comprehensive income.

Pursuant to an administrative services agreement between the Company and Sun Life Services which was effective December 31, 2009, Sun Life Services provides human resources services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative and other operational support functions) to the Company.  The Company reimburses Sun Life Services for the cost of such services, plus, with respect to certain of those services, pays an arms-length based profit margin to be agreed upon by the parties.  Total payments under this agreement were $117.6 million for the year ended December 31, 2010.

As described in Note 9, the Company participates in a pension plan and other retirement plans sponsored by Sun Life Services.

The transfer of fixed assets from the Company to Sun Life Services discussed above, along with the administrative services agreement, resulted in a sale-leaseback transaction.  The Company recorded a deposit liability for $17.1 million which represents the cost of certain of the assets transferred.  The Company will amortize the liability over the remaining useful life of the assets that were sold, which was estimated to be seven years.  As of December 31, 2010, the remaining deposit liability was $14.3 million.

Effective December 31, 2009, Sun Life Services and SLOC entered into an administrative services agreement under which Sun Life Services provides to SLOC, as requested, personnel and certain services.  Prior to December 31, 2009, the Company had an administrative services agreement with SLOC under which the Company provided personnel and certain services to SLOC, as requested.  Pursuant to the agreement with SLOC, the Company recorded reimbursements of $336.0 million and $316.7 million for the years ended December 31, 2009 and 2008, respectively, as a reduction to other operating expenses.  Effective December 31, 2009, the Company no longer provides personnel services to SLOC and SLOC no longer reimburses the Company for such services.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative Service Agreements, Rent and Other (continued)

The Company has administrative services agreements with SLOC under which SLOC provides, as requested, certain services and facilities on a cost-reimbursement basis.  Pursuant to the agreements with SLOC, the Company recorded expenses of $13.0 million, $8.9 million and $9.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has an administrative services agreement with Sun Life Information Services Canada, Inc. (“SLISC”), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity businesses.  Expenses under this agreement amounted to approximately $18.0 million, $15.5 million and $17.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited (“SLISIL”), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $23.5 million, $24.2 million and $24.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has an administrative services agreement with SLC – U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement were approximately $13.0 million, $8.9 million and $17.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $13.0 million, $4.3 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company paid $21.4 million, $18.2 million and $18.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, in investment management services fees to SCA.

During the years ended December 31, 2010, 2009 and 2008, the Company paid $41.4 million, $45.4 million and $23.7 million, respectively, in distribution fees to SLFD.

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2014 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to approximately $12.1 million, $10.1 million, and $10.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Rental income is reported as a component of net investment income.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

During the year ended December 31, 2009, the Company sold certain limited partnership investments to SLOC with a book value of $16.9 million and a fair market value of $22.4 million.  The Company recorded a pre-tax gain on the sales of $5.5 million for the year ended December 31, 2009.  During the year ended December 31, 2008, the Company sold certain limited partnership investments to SLOC with a book value and fair market value of $87.2 million.

During the year ended December 31, 2009, the Company purchased $395.7 million of available-for-sale fixed-rate bonds from Sun Life Investments LLC at fair value.  The Company paid cash for the bonds.

During the year ended December 31, 2010, the Company sold mortgage loans to SLOC with a book value of $85.6 million and a fair market value of $93.4 million and recognized a pre-tax gain of $7.8 million as a result. During the year ended December 31, 2010, the Company also purchased $52.2 million of mortgage loans from SLOC at fair value.  During the year ended December 31, 2008, the Company sold mortgages to SLOC with a book value and a fair market value of $150.2 million.  The Company did not purchase or sell any mortgage loan from SLOC during the year ended December 31, 2009.

In 2004, employees of the Company became participants in a restricted share unit (“RSU”) plan with the Company’s indirect parent, SLF.  Under the RSU plan, participants are granted units that are equivalent to one common share of SLF stock and have a fair market value of a common share of SLF stock on the date of grant.  RSUs earn dividend equivalents in the form of additional RSUs at the same rate as the dividends on common shares of SLF stock.  The redemption value, upon vesting, is the fair market value of an equal number of common shares of SLF stock.  The Company incurred expenses of $9.6 million, $7.9 million and $5.9 million relating to RSUs for the years ended December 31, 2010, 2009 and 2008, respectively.

SLNY has a series of agreements with SLHIC, through which substantially all of the New York issued business of SLHIC was transferred to SLNY.  As part of these agreements, SLNY received certain intangible assets totaling $31.3 million.  These assets included the value of distribution acquired, VOBA, and VOCRA.  The value of distribution acquired of $7.5 million is being amortized on a straight-line basis over its projected economic life of 25 years.  The amortization expense for the value of distribution acquired was $0.3 million for each of the years ended December 31, 2010, 2009 and 2008.

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

	2010	2009	2008

VOBA	$-	$913	$782
VOCRA	$1,327	$4,063	$4,627

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

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS

FIXED MATURITY SECURITIES

The amortized cost and fair value of fixed maturity securities held at December 31, 2010, were as follows:

Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Temporary Losses	OTTI Losses(1)	Fair Value
Non-corporate securities:
Asset-backed securities	$ 694	$ 27	$ (6)	$ -	$ 715
Residential mortgage-backed securities	32,263	2,351	-	-	34,614
Commercial mortgage-backed securities	15,952	522	(1,424)	-	15,050
Foreign government & agency securities	506	57	-	-	563
U.S. states and political subdivision securities	217	-	(3)	-	214
U.S. treasury and agency securities	371,704	4,500	(971)	-	375,233
Total non-corporate securities	421,336	7,457	(2,404)	-	426,389

Corporate securities	1,001,615	82,490	(2,267)	(12,304)	1,069,534

Total available-for-sale fixed maturity securities	$ 1,422,951	$ 89,947	$ (4,671)	$ (12,304)	$ 1,495,923

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$ 544,106	$ 10,104	$ (142,230)	$ 411,980
Residential mortgage-backed securities	1,184,184	17,259	(278,650)	922,793
Commercial mortgage-backed securities	917,650	42,368	(140,823)	819,195
Foreign government & agency securities	122,537	8,239	-	130,776
U.S. states and political subdivision securities	605	8	-	613
U.S. treasury and agency securities	745,460	3,037	(878)	747,619
Total non-corporate securities	3,514,542	81,015	(562,581)	3,032,976

Corporate securities	8,195,874	368,893	(130,625)	8,434,142

Total trading fixed maturity securities	$ 11,710,416	$ 449,908	$ (693,206)	$ 11,467,118

(1) Represents the pre-tax non-credit OTTI loss recorded as a component of accumulated other comprehensive income (“AOCI”) for assets still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

(1) Represents the pre-tax non-credit OTTI loss recorded as a component of AOCI for assets still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

FIXED MATURITY SECURITIES (CONTINUED)

The amortized cost and estimated fair value by maturity periods for fixed maturity securities held at December 31, 2010 are shown below.  Actual maturities may differ from contractual maturities on structured securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 30,952	$ 31,587
Due after one year through five years	659,829	708,996
Due after five years through ten years	100,916	108,069
Due after ten years	582,345	596,892
Subtotal – Maturities of available-for-sale fixed securities	1,374,042	1,445,544
ABS, RMBS and CMBS securities (1)	48,909	50,379
Total available-for-sale fixed securities	$ 1,422,951	$ 1,495,923

Maturities of trading fixed securities:
Due in one year or less	$ 1,261,177	$ 1,264,869
Due after one year through five years	4,388,274	4,566,185
Due after five years through ten years	1,907,089	2,003,614
Due after ten years	1,507,936	1,478,482
Subtotal – Maturities of trading fixed securities	9,064,476	9,313,150
ABS, RMBS and CMBS securities (1)	2,645,940	2,153,968
Total trading fixed securities	$ 11,710,416	$ 11,467,118

(1)	ABS, RMBS and CMBS securities are shown separately in the table as they are not due at a single maturity.

Gross gains of $172.6 million, $50.0 million and $14.0 million and gross losses of $40.9 million, $57.5 million and $161.2 million were realized on the sale of fixed maturity securities for the years ended December 31, 2010, 2009 and 2008, respectively.

Fixed maturity securities with an amortized cost of approximately $12.3 million and $12.4 million at December 31, 2010 and 2009, respectively, were on deposit with federal and state governmental authorities, as required by law.

As of December 31, 2010 and 2009, 92.4% and 91.1%, respectively, of the Company's fixed maturity securities were investment grade.  Investment grade securities are those that are rated "BBB" or better by nationally recognized statistical rating organizations.  Securities that are not rated by a nationally recognized statistical rating organization are assigned ratings based on the Company's internally prepared credit evaluations.  During 2010, 2009 and 2008, the Company incurred realized losses totaling $0.9 million, $4.8 million and $41.9 million, respectively, for other-than-temporary impairment of value on its available-for-sale fixed maturity securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

FIXED MATURITY SECURITIES (CONTINUED)

Unrealized Losses

The following table shows the fair value and gross unrealized losses, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI, of the Company’s available-for-sale fixed maturity investments, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at December 31, 2010.

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	$ -	$ -	$ 11	$ (6)	$ 11	$ (6)
Residential mortgage-backed securities	26	-	-	-	26	-
Commercial mortgage-backed securities	-	-	2,534	(1,424)	2,534	(1,424)
Foreign government & agency securities	-	-	-	-	-	-
U.S. States and political subdivision securities	214	(3)	-	-	214	(3)
U.S. treasury and agency securities	23,636	(971)	-	-	23,636	(971)
Total non-corporate securities	23,876	(974)	2,545	(1,430)	26,421	(2,404)

Corporate securities	187,916	(5,211)	91,154	(9,360)	279,070	(14,571)

Total	$ 211,792	$ (6,185)	$ 93,699	$ (10,790)	$ 305,491	$ (16,975)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

UNREALIZED LOSSES (CONTINUED)

The following table provides the number of securities of the Company’s available-for-sale fixed maturity securities with gross unrealized losses and a portion of non-credit OTTI losses recognized in AOCI aggregated by investment category, at December 31, 2010 (not in thousands):

	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months Or More	Total Number of Securities

Non-corporate securities:
Asset-backed securities	-	1	1
Residential mortgage-backed securities	1	-	1
Commercial mortgage-backed securities	-	5	5
Foreign government & agency securities	-	-	-
U.S. States and political subdivision securities	1	-	1
U.S. treasury and agency securities	2	-	2
Total non-corporate securities	4	6	10

Corporate securities	72	35	107

Total	76	41	117

The following table provides the number of securities of the Company’s available-for-sale fixed maturity securities with gross unrealized losses and a portion of non-credit OTTI losses recognized in AOCI aggregated by investment category at December 31, 2009 (not in thousands):

	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months Or More	Total Number of Securities

Non-corporate securities:
Asset-backed securities	-	1	1
Commercial mortgage-backed securities	1	8	9
Foreign government & agency securities	-	1	1
U.S. treasury and agency securities	2	-	2
Total non-corporate securities	3	10	13

Corporate securities	41	86	127

Total	44	96	140

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

OTHER-THAN-TEMPORARY IMPAIRMENT

Beginning on April 1, 2009, the Company presents and discloses OTTI in accordance with FASB ASC Topic 320.  Securities whose fair value is less than their carrying amount are considered to be impaired and are evaluated for potential OTTI.  If the Company intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporarily impaired and the Company records a charge to earnings for the full amount of impairment based on the difference between the current carrying amount and fair value of the security.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories:  credit loss and non-credit loss.  The credit loss portion is charged to net realized investment gains (losses) in the consolidated statements of operations, while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on an available-for-sale fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.

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

As a result of the adoption of FASB ASC Topic 320, a cumulative effect adjustment, net of tax, of $9.1 million was recorded to decrease accumulated other comprehensive income with a corresponding increase to retained earnings (accumulated deficit) for the non-credit loss component of previously impaired securities that the Company neither intends to sell, nor is it more likely than not that the Company will be required to sell, before recovery of amortized cost.

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

“Watch List”- Management has concluded that the Company’s amortized cost will be recovered through timely collection of all contractually specified cash flows, but that changes in issuer-specific facts and circumstances require continued monitoring during the quarter.  A security is moved from the Monitor List to the Watch List when changes in issuer-specific facts and circumstances increase the possibility that a security may become impaired within the next 24 months.  No OTTI charge is recorded in the Company’s consolidated statements of operations for unrealized losses on securities related to these issuers.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

Structured securities, those rated single A or below in particular, are subject to certain provisions in FASB ASC Topic 325, “Investments–Other.”  These provisions require the Company to periodically update its best estimate of cash flows over the life of the security.  In the event that the fair value is less than the carrying amount and there has been an adverse change in the expected cash flows (as measured by comparing the original expected cash flows to the current expectation of cash flows, both discounted at the current effective rate), then an impairment charge is recorded to income.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third parties, along with assumptions and judgments about the future performance of the underlying collateral.  Losses incurred on the respective portfolios are based on expected loss models, not incurred loss models.  Expected cash flows include assumptions about key systematic risks and loan-specific information.

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
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

OTHER-THAN-TEMPORARY IMPAIRMENT (CONTINUED)

The Company recorded credit OTTI losses in its consolidated statement of operations totaling $0.9 million and $4.8 million for the year ended December 31, 2010 and 2009, respectively on its available-for-sale fixed maturity securities.  The $0.9 million credit loss OTTI recorded during the year ended December 31, 2010 was concentrated in corporate debt of a foreign issuer.  This impairment was driven primarily by the adverse financial condition of the foreign issuer.  The $4.8 million credit loss OTTI recorded during the year ended December 31, 2009 was concentrated in corporate debt of financial institutions.  These impairments also were driven primarily by the adverse financial conditions of the issuers.

The following tables roll-forward the amount of credit losses recognized in earnings on debt securities, for which a portion of the OTTI also was recognized in other comprehensive income:

Year ended December 31, 2010

Beginning balance, at January 1, 2010	$9,148
Add: Credit losses remaining in accumulated deficit related to the adoption of FASB ASC Topic 320	-
Add: Credit losses on OTTI not previously recognized	885
Less: Credit losses on securities sold	(2,528)
Less: Credit losses on securities impaired due to intent to sell	-
Add: Credit losses on previously impaired securities	-
Less: Increases in cash flows expected on previously impaired securities	(1,658)
Ending balance, at December 31, 2010	$5,847

Nine-month Period Ended December 31, 2009

Beginning balance, at April 1, 2009, prior to the adoption of FASB ASC Topic 320	$-
Add: Credit losses remaining in accumulated deficit related to the adoption of FASB ASC Topic 320	27,805
Add: Credit losses on OTTI not previously recognized	4,834
Less: Credit losses on securities sold	(22,377)
Less: Credit losses on securities impaired due to intent to sell	-
Add: Credit losses on previously impaired securities	-
Less: Increases in cash flows expected on previously impaired securities	(1,114)
Ending balance, at December 31, 2009	$9,148

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE

The Company invests in commercial first mortgage loans and real estate throughout the United States.  Investments are diversified by property type and geographic area.  Mortgage loans are collateralized by the related properties and generally are no more than 75% of the property’s value at the time that the original loan is made.

The carrying value of mortgage loans and real estate investments, net of applicable allowances and accumulated depreciation, was as follows:

	December 31,
	2010	2009

Total mortgage loans	$ 1,737,528	$ 1,911,961

Real estate:
Held for production of income	214,665	202,277
Total real estate	$ 214,665	$ 202,277

Total mortgage loans and real estate	$ 1,952,193	$ 2,114,238

Accumulated depreciation on real estate was $45.6 million and $40.6 million at December 31, 2010 and 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (CONTINUED)

A loan is considered impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan.  The allowance for credit losses is estimated using the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent.  A specific allowance for loan loss is established for an impaired loan if the present value of expected cash flows discounted at the loan’s effective interest rate, or the fair value of the loan collateral, less cost to sell, is less than the recorded amount of the loan.  The specific allowance for loan loss was $30.1 million and $17.3 million at December 31, 2010 and 2009, respectively.  A general allowance for loan loss is established based on an assessment of past loss experience on groups of loans with similar characteristics and current economic conditions.  The general allowance for loan loss was $23.7 million and $25.5 million at December 31, 2010 and 2009, respectively.  While management believes that it uses the best information available to establish the allowances, future adjustments may become necessary if economic conditions differ from the assumptions used in calculating them.

Delinquency status is determined based upon the occurrence of a missed contract payment.  The following table set forth an age analysis of past due loans in the Company’s mortgage loan portfolio at December 31.

	Gross Carrying Value
	2010	2009

Past due:
Between 30 and 59 days	$ 16,607	$ 38,434
Between 60 and 89 days	12,333	8,704
90 days or more	19,310	4,300
Total past due	48,250	51,438
Current (1)	1,743,060	1,903,305
Balance, at December 31	$ 1,791,310	$ 1,954,743
Past due more than 90 days with total accrued interest	$ -	$ -

The Company’s allowance for mortgage loan losses at December 31 was as follow:

	Allowance for Loan Loss
	2010	2009

General allowance	$ 23,662	$ 25,500
Specific allowance	30,120	17,282
Total	$ 53,782	$ 42,782

(1)
Included in the $1,743.1 million and $1,903.3 million of the Company’s mortgage loans in current status at December 31, 2010 and 2009, are $165.6 million and $191.4 million, respectively, of mortgage loans that are impaired but not past due.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (CONTINUED)

The Company individually evaluates all its mortgage loans for impairment and records a specific provision for those deemed impaired.  The Company also collectively evaluates most of its mortgage loans (excluding those for which a specific allowance was recorded) for impairment.  At December 31, 2010, the Company individually and collectively evaluated loans with a gross carrying value of $1,791.3 million and $1,706.0 million, respectively.

The credit quality indicator for the Company’s mortgage loans is an internal risk rated measure based on the borrowers’ ability to pay and the value of the underlying collateral.  The internal risk rating is related to an increasing likelihood of loss, with a low quality rating representing the category in which a loss is first expected.  The following table shows the gross carrying value of the Company’s mortgage loans disaggregated by credit quality indicator at December 31, 2010.

2010
Insured	$ -
High	394,288
Standard	544,243
Satisfactory	333,086
Low quality	519,693
Total	$ 1,791,310

The following table shows the gross carrying value of impaired mortgage loans and related allowances at December 31, 2010:

	With no allowance recorded	With an allowance recorded	Total
Gross carrying value	$ 119,323	$ 85,281	$ 204,604
Unpaid principal balance	120,417	88,625	209,042
Related allowance	-	30,120	30,120
Average recorded investment	113,701	86,575	200,276
Interest income recognized	$ 5,899	$ -	$ 5,899

Included in the $204.6 million and $215.9 million of impaired mortgage loans at December 31, 2010 and 2009, are $119.3 million and $134.9 million, respectively, of impaired loans that did not have an allowance for loan loss because the fair value of the collateral or the expected future cash flows exceed the carrying value of the loans.

The average investment in impaired mortgage loans before an allowance for loan loss, the related interest income and cash receipts for interest on impaired mortgage loans were as follows, for the years ended December 31:

	2010	2009	2008

Average investment	$200,276	$121,500	$11,963
Interest income	$5,899	$897	$-
Cash receipts on interest	$5,899	$897	$-

The gross carrying value of the Company’s mortgage loans on nonaccrual status was $114.7 million at December 31, 2010.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (CONTINUED)

The activity in the allowance for loan loss was as follows:

	2010	2009	2008

Balance at January 1	$42,782	$3,000	$3,288
Provisions for allowance	26,742	40,050	3,000
Charge-offs	(6,892)	-	-
Recoveries	(8,850)	(268)	(3,288)
Balance at December 31	$53,782	$42,782	$3,000

Mortgage loans and real estate investments comprise the following property types and geographic regions at December 31:

	2010	2009
Property Type:
Office building	$ 599,930	$ 638,603
Retail	748,345	808,125
Industrial/warehouse	242,413	241,627
Apartment	54,364	100,435
Other	360,923	368,230
Allowance for loan losses	(53,782)	(42,782)
Total	$ 1,952,193	$ 2,114,238

	2010	2009
Geographic region:
Arizona	$ 46,968	$ 53,470
California	85,853	114,196
Florida	200,056	217,614
Georgia	69,173	57,861
Maryland	44,923	46,412
Massachusetts	112,128	116,025
Missouri	52,218	58,523
New York	247,154	305,810
Ohio	125,454	135,088
Pennsylvania	98,251	110,758
Texas	303,336	325,234
Washington	65,708	52,353
Other (1)	554,753	563,676
Allowance for loan losses	(53,782)	(42,782)
Total	$ 1,952,193	$ 2,114,238

(1) Includes the states in which the value of the Company’s mortgage loans and real estate investments was below $50 million at December 31, 2010 and 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (CONTINUED)

At December 31, 2010, scheduled mortgage loan maturities were as follows:

2011	$ 110,273
2012	77,521
2013	135,745
2014	163,227
2015	183,253
Thereafter	1,091,171
General allowance	(23,662)
Total	$ 1,737,528

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced.

The Company has made funding commitments of mortgage loans on real estate into the future.  The outstanding funding commitments for these mortgages amount to $0.6 million and $51.0 million at December 31, 2010 and 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

LEVERAGED LEASES AND LIMITED PARTNERSHIPS

The Company was an owner participant in a trust that is a lessor in a leveraged lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was originally leased through a VIE for a term of 9.78 years.  The master lessee had the option to purchase the equipment at the expiration of the lease term.  The Company's equity investment in this VIE represented 8.33% of the partnership that provided 22.9% of the purchase price of the equipment.  The Company did not have the ability to direct the activities that most significantly impact the economic performance of the VIE nor the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE.  Therefore, the Company did not consolidate this trust in its consolidated financial statements.  The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment, and was non-recourse to the Company.  The leveraged lease investment was included as a part of other invested assets in the Company’s consolidated balance sheet at December 31, 2009.

On June 1, 2010, the master lessee elected to exercise a fixed price purchase option to purchase the equipment and the Company received $22.6 million in cash for its investment in the VIE and realized a $3.4 million gain in its consolidated statement of operations.

The Company had no leveraged lease investments at December 31, 2010.  The Company's net investment in the leveraged lease at December 31, 2009 was composed of the following elements:

Lease contract receivable	$ 1,247
Less: non-recourse debt	-
Net receivable	1,247
Estimated value of leased assets	20,795
Less: Unearned and deferred income	(731)
Investment in leveraged leases	21,311
Less: Fees	(12)
Net investment in leveraged leases	$ 21,299

The Company had outstanding commitments with respect to funding of limited partnerships of approximately $12.6 million and $12.8 million at December 31, 2010 and 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

It is common, and the Company’s preferred practice, for the parties to execute a Credit Support Annex (“CSA”) in conjunction with the International Swaps and Derivatives Association Master Agreement. Under a CSA, collateral is passed between the parties to mitigate the market contingent counterparty risk inherent in outstanding positions.

The primary types of derivatives held by the Company include swap agreements, swaptions, futures, call/put options and embedded derivatives, as described below.

Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flow payments at pre-determined intervals, based upon or calculated by reference to changes in specified interest rates (fixed or floating), foreign currency exchange rates, or prices on an underlying principal balance (notional).  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency exchange swaps.  A single net payment is usually made by one counterparty at pre-determined dates.  The net payment is recorded as a component of net derivative (loss) income in the Company’s consolidated statement of operations.

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

On September 6, 2006, the Company entered into an agreement with the CARS Trust whereby the Company is the sole beneficiary of the CARS Trust.  Please refer to Note 1 of the Company’s consolidated financial statements for additional information regarding the CARS Trust.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

Futures

Futures contracts, both long and short, are entered into for purposes of hedging liabilities on fixed index and variable annuity products containing guaranteed minimum death benefit and living benefit features, with cash flows based on changes in equity indices.  Certain futures are also utilized to hedge interest rate risk associated with these products.  On the trade date, an initial cash margin is exchanged.  Daily cash is exchanged to settle the daily variation margin.

Call/Put Options

In addition to short futures, the Company also utilizes over-the-counter (“OTC”) put options on major indices to hedge against stock market exposure inherent in the guaranteed minimum death benefit and living benefit features of the Company's variable annuities.  Unlike futures, however, these options require initial cash outlays.  The Company also purchases OTC call options on major indices to economically hedge its obligations under certain fixed annuity contracts, as well as enhance income on the underlying assets.  On the trade date, an initial cash margin is exchanged for listed options.  Daily cash is exchanged to settle the daily variation margin.

Foreign Currency Contracts

A foreign currency contract is an agreement between two parties to buy and sell currencies at the current market rate, for settlement at a specified future date.  Foreign currency contracts are utilized as an economic hedge against changes in foreign currencies associated with certain non-U.S. dollar denominated cash flows.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Embedded Derivatives

The Company performs a quarterly analysis of its new contracts, agreements and financial instruments for embedded derivatives.  No embedded derivatives required bifurcation from financial assets.  However, the Company issues certain annuity contracts and enters into reinsurance agreements that contain derivatives embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or reinsurance agreement) and is carried at fair value.  Please refer to Note 8 of the Company’s consolidated financial statements for further information regarding derivatives embedded in reinsurance contracts; refer to Note 12 for further information regarding derivatives embedded in annuity contracts.

The following is a summary of the Company’s derivative positions at:

	December 31, 2010		December 31, 2009
	Number of Contracts	Principal Notional	Number of Contracts	Principal Notional

Interest rate swaps	70	$ 5,443,500	102	$ 8,883,000
Currency swaps	7	349,460	10	351,740
Credit default swaps	1	37,400	1	55,000
Equity swaps	-	-	2	4,908
Currency forwards	36	44,149	-	-
Swaptions	1	350,000	5	1,150,000
Futures (1)	(25,699)	2,918,839	(13,811)	2,378,216
Index call options	9,604	1,858,109	7,345	1,313,381
Index put options	4,100	515,632	7,100	682,499
Total		$ 11,517,089		$ 14,818,744
(1)  The negative amount represents the Company’s short position

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

With the exception of embedded derivatives, all derivatives are carried at fair value in derivative instruments – receivable or derivative instruments – payable in the Company’s consolidated balance sheets.  Embedded derivatives related to reinsurance agreements and annuity contracts are carried at fair value in contractholder deposit funds and other policy liabilities in the Company’s consolidated balance sheets.  The following is a summary of the Company’s derivative asset and liability positions by primary risk exposure.

	At December 31, 2010		At December 31, 2009
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Fair Value (a)	Fair Value (a)	Fair Value (a)	Fair Value (a)

Interest rate contracts	$ 97,060	$ 329,214	$ 130,178	$ 532,401
Foreign currency contracts	32,504	3,878	56,032	905
Equity contracts	59,397	-	58,692	-
Credit contracts	-	27,341	-	34,349
Futures contracts (b)	9,103	1,590	14,325	5,255
Total derivative instruments	198,064	362,023	259,227	572,910
Embedded derivatives (c)	2,896	178,069	11,308	417,764
Total	$ 200,960	$ 540,092	$ 270,535	$ 990,674

(a)	Amounts are presented without consideration of cross-transaction netting and collateral.
(b)	Futures contracts include interest rate, equity price and foreign currency exchange risks.
(c)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

All realized and unrealized derivative gains and losses are recorded in net derivative loss in the Company’s consolidated statements of operations.  The following is a summary of the Company’s realized and unrealized gains (losses) by derivative type for the years ended December 31:

	2010	2009	2008

Interest rate contracts	$ (122,712)	$ 143,402	$ (501,413)
Foreign currency contracts	(16,206)	(12,116)	28,078
Equity contracts	(26,734)	(71,865)	(53,397)
Credit contracts	7,008	(9,855)	(35,149)
Futures contracts	(217,428)	(328,595)	35,447
Embedded derivatives	226,782	239,127	(79,024)
Net derivative loss from continuing operations	$ (149,290)	$ (39,902)	$ (605,458)
Net derivative income (loss) from discontinued operations	$ -	$ 216,956	$ (266,086)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

4. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, contractual requirements for transacting with counterparties and collateral support agreements, and limitations on counterparty concentrations.  Exposures by counterparty and counterparty credit ratings are monitored closely.  All of the contracts are held with counterparties rated A or higher.  As of December 31, 2010, the Company’s liability positions were linked to a total of 15 counterparties, of which the largest single unaffiliated counterparty payable net of collateral, had credit exposure of $7.9 million to the Company.  As of December 31, 2010, the Company’s asset positions were linked to a total of 15 counterparties, of which the largest single unaffiliated counterparty receivable net of collateral, had credit exposure of $4.1 million.

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

Credit-related triggers include failure to pay or deliver on an obligation past certain grace periods, bankruptcy or the downgrade of credit ratings to below a stipulated level.  These triggers apply to both the Company and its counterparty.  The aggregate value of all derivative instruments with credit risk-related contingent features that were in a liability position at December 31, 2010 was approximately $362.0 million.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its liability positions, offset by the value of previously pledged collateral and cross-transaction netting.  If payments cannot be exchanged simultaneously at early termination, funds also will be held in escrow to facilitate settlement.  If an early termination was triggered on December 31, 2010, the Company would be expected to settle a net obligation of less than $0.1 million.

If counterparties are unable to meet accelerated payment obligations, the Company may also be exposed to uncollectible asset positions, offset by the value of collateral that has been posted by the Company.

At December 31, 2010, the Company pledged $224.2 million in U.S. Treasury securities as collateral to counterparties.  At December 31, 2010, counterparties pledged to the Company $60.3 million in collateral comprising of cash and U.S. Treasury securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

The Company has categorized its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

On April 1, 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  The Company reviewed its pricing sources and methodologies and has concluded that its various pricing sources and methodologies are in compliance with this guidance.  During the year ended December 31, 2010, there were no changes to these valuation techniques and the related inputs.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith and credit of the Government, municipal bonds, structured notes and certain asset-backed securities (“ABS”) including collateralized debt obligations, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), certain corporate debt, certain private equity investments and certain derivatives, including derivatives embedded in reinsurance contracts.

Level 3

•
Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Generally, the types of assets and liabilities utilizing Level 3 valuations are certain ABS, RMBS, and CMBS, certain corporate debt, certain private equity investments, certain mutual fund holdings and certain derivatives, including derivatives embedded in annuity contracts and certain funding agreements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy

The following table presents the Company’s categories for its assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$704	$11	$715
Residential mortgage-backed securities	-	34,614	-	34,614
Commercial mortgage-backed securities	-	13,003	2,047	15,050
Foreign government & agency securities	-	563	-	563
U.S. states and political subdivisions securities	-	214	-	214
U.S. treasury and agency securities	375,233	-	-	375,233
Corporate securities	-	1,068,399	1,135	1,069,534
Total available-for-sale fixed maturity securities	375,233	1,117,497	3,193	1,495,923

Trading fixed maturity securities:
Asset-backed securities	-	321,129	90,851	411,980
Residential mortgage-backed securities	-	834,074	88,719	922,793
Commercial mortgage-backed securities	-	737,024	82,171	819,195
Foreign government & agency securities	-	116,986	13,790	130,776
U.S. states and political subdivisions securities	-	613	-	613
U.S. treasury and agency securities	737,936	8,582	1,101	747,619
Corporate securities	-	8,301,586	132,556	8,434,142
Total trading fixed maturity securities	737,936	10,319,994	409,188	11,467,118

Derivative instruments - receivable:
Interest rate contracts	-	97,060	-	97,060
Foreign currency contracts	-	32,504	-	32,504
Equity contracts	14,873	30,739	13,785	59,397
Futures contracts	9,103	-	-	9,103
Total derivative instruments - receivable	23,976	160,303	13,785	198,064

Other invested assets	2,890	11,120	8,343	22,353
Short-term investments	832,739	-	-	832,739
Cash and cash equivalents	736,323	-	-	736,323
Total investments and cash	2,709,097	11,608,914	434,509	14,752,520

Separate account assets:
Mutual fund investments	21,892,209	30,517	-	21,922,726
Equity investments	188,216	277	-	188,493
Fixed income investments	317,713	5,812,900	56,323	6,186,936
Alternative investments	24,094	78,164	293,254	395,512
Other investments	900	-	-	900
Total separate account assets (1) (2)	22,423,132	5,921,858	349,577	28,694,567

Total assets measured at fair value on a recurring basis	$25,132,229	$17,530,772	$784,086	$43,447,087

(1) Pursuant to the conditions set forth in FASB ASC Topic 944, the value of separate account liabilities is set to equal the fair value of the separate account assets.

(2) Excludes $1,814.1 million, primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company’s categories for its liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$-	$-	$2,245	$2,245
Guaranteed minimum accumulation benefit liability	-	-	49	49
Derivatives embedded in reinsurance contracts	-	41,272	-	41,272
Fixed index annuities	-	-	131,608	131,608
Total other policy liabilities	-	41,272	133,902	175,174

Derivative instruments – payable:
Interest rate contracts	-	329,214	-	329,214
Foreign currency contracts	-	3,878	-	3,878
Credit contracts	-	-	27,341	27,341
Futures contracts	1,590	-	-	1,590
Total derivative instruments – payable	1,590	333,092	27,341	362,023

Other liabilities:
Bank overdrafts	61,227	-	-	61,227

Total liabilities measured at fair value on a recurring basis	$62,817	$374,364	$161,243	$598,424

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

Other assets:
Separate account assets (1) (2)	18,045,908	5,233,602	547,841	23,827,351

Total assets measured at fair value on a recurring basis	$21,694,845	$16,819,679	$970,059	$39,484,583

(1) Pursuant to the conditions set forth in FASB ASC Topic 944, the value of separate account liabilities is set to equal the fair value of the separate account assets.

(2) Excludes $501.0 million, primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

5. FAIR VALUE MEASUREMENT (CONTINUED)

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

Structured securities, such as ABS, RMBS and CMBS, are priced using third-party pricing services, a fair value model or independent broker quotations.  ABS and RMBS are priced using models and independent broker quotations.  CMBS securities are priced using the last sale price of the day or a broker quote, if no sales were transacted that day.  Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids and/or estimated cash flows and prepayment speeds.  In addition, estimates of expected future prepayments are factors in determining the price of ABS, RMBS and CMBS.  These estimates are based on the underlying collateral and structure of the security, as well as prepayment speeds previously experienced in the market at interest rate levels projected for the underlying collateral.  Actual prepayment experience may vary from these estimates.

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

Other invested assets:  This financial instrument primarily consists of equity securities.  The fair value of the Company’s equity securities is first based on quoted market prices.  Similar to fixed maturity securities, the Company uses pricing services and broker quotes to price the equity securities for which the quoted market price is not available.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

5. FAIR VALUE MEASUREMENT (CONTINUED)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the year ended December 31, 2010:

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturity securities:
Asset-backed securities	$ 37	$ (40)	$ 14	$ -	$ -	$ 11	$ -
Residential mortgage-backed securities	-	-	-	-	-	-	-
Commercial mortgage-backed securities	1,930	(472)	589	-	-	2,047	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,936	(23)	53	(6,831)	-	1,135	-
Total available-for-sale fixed maturity securities	9,903	(535)	656	(6,831)	-	3,193	-

Trading fixed maturity securities:
Asset-backed securities	111,650	26,351	-	(38,060)	(9,090)	90,851	28,061
Residential mortgage-backed securities	154,551	11,159	-	(34,087)	(42,904)	88,719	24,255
Commercial mortgage-backed securities	14,084	1,833	-	66,950	(696)	82,171	3,334
Foreign government & agency securities	15,323	(1,533)	-	-		13,790	65
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	(13)	-	(232)	1,346	1,101	21
Corporate securities	107,886	4,805	-	(11,997)	31,862	132,556	5,111
Total trading fixed maturity securities	403,494	42,602	-	(17,426)	(19,482)	409,188	60,847

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Equity contracts	8,821	-	-	4,964	-	13,785	-
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments– receivable	8,821	-	-	4,964	-	13,785	-

Other invested assets	-	(50)	900	7,493	-	8,343	(50)
Short-term investments	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	422,218	42,017	1,556	(11,800)	(19,482)	434,509	60,797

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-
Equity investments	7	-	-	(7)	-	-	-
Fixed income investments	276,530	(11,998)	-	(91,989)	(116,220)	56,323	(4,607)
Alternative investments	267,196	12,671	-	30,021	(16,634)	293,254	12,341
Other investments	4,108	-	-	-	(4,108)	-	-
Total separate account assets (1)	547,841	673	-	(61,975)	(136,962)	349,577	7,734

Total assets measured at fair value on a recurring basis	$ 970,059	$ 42,690	$ 1,556	$ (73,775)	$ (156,444)	$ 784,086	$ 68,531

(1) The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2) Transfers in and/or (out) of level 3 during the year ended December 30, 2010 are primarily attributable to changes in the observability of inputs used to price the securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the year ended December 31, 2010:

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$ 168,786	$ (319,563)	$ -	$ 153,022	$ -	$ 2,245	$ (314,652)
Guaranteed minimum accumulation benefit liability	81,669	(104,831)	-	23,211	-	49	(103,091)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	140,966	(13,153)	-	3,795	-	131,608	20,397
Total other policy liabilities	391,421	(437,547)	-	180,028	-	133,902	(397,346)

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Credit contracts	34,349	(7,008)	-	-	-	27,341	(7,008)
Futures	-	-	-	-	-	-	-
Total derivative instruments – payable	34,349	(7,008)	-	-	-	27,341	(7,008)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$ 425,770	$ (444,555)	$ -	$ 180,028	$ -	$ 161,243	$ (404,354)

Gains and losses related to Level 3 assets and liabilities, included in the Company’s consolidated statements of operations for the year ended December 31, 2010, are reported as follows:

	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment income	$42,552	$60,797
Net derivative gains	444,555	404,354
Net realized investment losses, excluding impairment losses on available-for-sale securities	(535)	-
Net gains	$486,572	$465,151

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

Trading fixed maturity securities:
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

Other assets:
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
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

Gains and losses related to Level 3 assets and liabilities, included in the Company’s consolidated statements of operations for the year ended December 31, 2009, are reported as follows:

	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment income	$35,035	$164,241
Net derivative income	537,981	513,445
Net realized investment gains, excluding impairment losses on available-for-sale securities	49	-
Net gains	$573,065	$677,686

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

5. FAIR VALUE MEASUREMENT (CONTINUED)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the year ended December 31, 2010, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ -	$ -	$	$ -	$ -
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-
Total available-for-sale fixed maturity securities	-	-	-	-	-	-

Trading fixed maturity securities:
Asset-backed securities	-	-	44,458	(35,368)	35,368	(44,458)
Residential mortgage-backed securities	-	-	79,192	(36,288)	36,288	(79,192)
Commercial mortgage-backed securities	-	-	696	-	-	(696)
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities		(1,346)	-	-	1,346	-
Corporate securities	-	-	32,579	(64,441)	64,441	(32,579)
Total trading fixed maturity securities	-	(1,346)	156,925	(136,097)	137,443	(156,925)

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Futures contracts	-	-	-	-	-	-
Total derivative instruments – receivable	-	-	-	-	-	-

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	-	-	-	-	-	-
Fixed income investments	-	-	116,220	-	-	(116,220)
Alternative investments	14,221	-	2,968	(555)	555	(17,189)
Other investments	4,108	-	-	-	-	(4,108)
Total separate account assets	18,329	-	119,188	(555)	555	(137,517)

Total assets measured at fair value on a recurring basis	$ 18,329	$ (1,346)	$ 276,113	$ (136,652)	$ 137,998	$ (294,442)

The Company did not change the categorization of its financial instruments during the year ended December 31, 2010.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

5. FAIR VALUE MEASUREMENT (CONTINUED)

Financial Instruments Not Carried at Fair Value

FASB ASC Topic 825 requires disclosure of the fair value of certain financial instruments including those that are not carried at fair value. FASB ASC Topic 825 also excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements.  The fair value amounts presented herein do not include the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items.  Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value to the Company.  Likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

The following table presents the Company’s financial instruments whose carrying amounts and estimated fair values may differ at:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Mortgage loans	$ 1,737,528	$ 1,811,567	$ 1,911,961	$ 1,937,199
Policy loans	$ 717,408	$ 859,668	$ 722,590	$ 837,029

Financial liabilities:
Contractholder deposit funds and other policy liabilities	$ 11,944,058	$ 11,490,525	$ 14,104,892	$ 13,745,774
Debt payable to affiliates	$ 783,000	$ 783,000	$ 883,000	$ 883,000

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

6. NET REALIZED INVESTMENT GAINS (LOSSES)

The Company’s net realized investment gains (losses) on available-for-sale fixed maturity securities and other investments, excluding OTTI losses on fixed maturity securities, consisted of the following for the years ended December 31:

	2010	2009	2008

Fixed maturity securities	$ 34,409	$ 2,912	$ 2,162
Mortgage loans	(10,327)	(43,148)	538
Real estate	2	-	431
Other invested assets	(170)	1,289	175
Sales of previously impaired assets	3,037	2,272	495

Net realized investment gains (losses) from continuing operations	$ 26,951	$ (36,675)	$ 3,801
Net realized investment gains from discontinued operations	$ -	$ -	$ 178

7. NET INVESTMENT INCOME (LOSS)

The Company’s net investment income (loss) consisted of the following for the years ended December 31:

	2010	2009	2008

Trading fixed maturity securities: Interest and other income	$ 713,960	$ 822,599	$ 859,252
Change in fair value and net realized gains (losses)	606,946	1,736,975	(2,958,739)
Mortgage loans	108,555	121,531	134,279
Real estate	8,645	7,735	8,575
Policy loans	45,054	44,862	44,601
Income ceded under funds-withheld reinsurance agreements	(75,643)	(139,168)	(63,513)
Other	4,150	3,948	23,841
Gross investment income (loss)	1,411,667	2,598,482	(1,951,704)
Less: Investment expenses	21,457	16,175	18,664
Net investment income (loss) from continuing operations	$ 1,390,210	$ 2,582,307	$ (1,970,368)
Net investment loss from discontinued operations	$ -	$ (24,956)	$ (180,533)

Ceded investment income on funds-withheld reinsurance portfolios is included as a component of net investment income (loss) and is accounted for consistent with the policies discussed in Note 1 of the Company’s consolidated financial statements.  The ceded investment income relates to the funds-withheld reinsurance agreement between the Company and certain affiliates and is further discussed in Note 8 to the Company’s consolidated financial statements.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

8. REINSURANCE

Reinsurance ceded contracts do not relieve the Company from its obligations to its policyholders.  The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement.  To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.  Management believes that any liability from this contingency is unlikely.

The effects of the Company’s reinsurance agreements in the consolidated statements of operations were as follows:

	For the Years Ended December 31,
	2010	2009	2008

Revenues:
Premiums and annuity considerations:
Direct	$94,869	$86,671	$67,938
Assumed	47,616	52,856	58,961
Ceded	(6,310)	(5,281)	(4,166)
Net premiums and annuity considerations from continuing operations	$136,175	$134,246	$122,733
Net premiums and annuity considerations related to discontinued operations	$-	$-	$-

Net investment income (loss):
Direct	$1,465,853	$2,721,475	$(1,906,855)
Assumed	-	-	-
Ceded	(75,643)	(139,168)	(63,513)
Net investment income (loss) from continuing operations	$1,390,210	$2,582,307	$(1,970,368)
Net investment loss related to discontinued operations	$-	$(24,956)	$(180,533)

Fee and other income:
Direct	$676,670	$581,868	$608,066
Assumed	-	-	-
Ceded	(165,643)	(196,032)	(158,075)
Net fee and other income from continuing operations	$511,027	$385,836	$449,991
Net fee and other income related to discontinued operations	$-	$(49,947)	$114,762
Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

8. REINSURANCE (CONTINUED)

	For the Years Ended December 31,
	2010	2009	2008

Benefits and expenses:
Interest credited:
Direct	$491,090	$472,275	$601,435
Assumed	6,879	7,801	8,484
Ceded	(96,121)	(94,308)	(78,643)
Net interest credited from continuing operations	$401,848	$385,768	$531,276
Net interest credited related to discontinued operations	$-	$34,216	$30,350

Policyowner benefits:
Direct	$409,907	$265,021	$482,737
Assumed	26,189	38,313	42,662
Ceded	(196,302)	(192,895)	(134,306)
Net policyowner benefits from continuing operations	$239,794	$110,439	$391,093
Net policyowner benefits related to discontinued operations	$-	$13,267	$52,424

Other operating expenses:
Direct	$333,850	$282,502	$268,253
Assumed	5,079	6,129	5,386
Ceded	(20,759)	(40,475)	(11,820)
Net other operating expenses from continuing operations	$318,170	$248,156	$261,819
Net other operating expenses related to discontinued operations	$-	$10,436	$27,527

A brief discussion of the Company’s significant reinsurance agreements by business segment follows.  (See Note 16 for additional information on the Company’s business segments.)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

8. REINSURANCE (CONTINUED)

Wealth Management Segment

The Wealth Management segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion at both December 31, 2010 and 2009.  This entire block of business is reinsured on a funds-withheld coinsurance basis with SLOC, an affiliate.  Pursuant to this agreement, the Company held the following assets and liabilities at December 31:

	2010	2009
Assets Reinsurance receivables	$1,466,247	$1,540,697

Liabilities Contractholder deposit funds and other policy liabilities	1,478,459	1,493,145
Future contract and policy benefits	1,823	2,104
Reinsurance payable	$1,555,336	$1,603,711

The funds-withheld assets of $1.6 billion and $1.5 billion at December 31, 2010 and 2009, respectively, are comprised of bonds, mortgage loans, policy loans, derivative instruments, and cash and cash equivalents that are managed by the Company.  The fair value of the embedded derivative increased (reduced) contractholder deposit funds and other policy liabilities by $14.0 million and $(10.6) million at December 31, 2010 and 2009, respectively.  The change in the fair value of this embedded derivative (decreased) increased derivative income by $(24.6) million, $(120.0) million, and $130.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

By reinsuring the SPWL product, the Company reduced net investment income by $49.9 million, $126.6 million and $60.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company also reduced interest credited by $71.5 million, $73.9 million and $74.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

8. REINSURANCE (CONTINUED)

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

Effective January 1, 2010, the Company and BarbCo 3 amended the agreement to include coverage of certain corporate and bank-owned variable universal life and private placement variable universal life insurance cases sold between December 31, 2009 and March 31, 2010, inclusive.  Reinsurance coverage continued for all cases sold prior to April 1, 2010.  However, cases sold on or after April 1, 2010 have not been reinsured.  This amendment also enabled the Company to discontinue reinsuring a portion of the covered business that was previously reinsured on a modified coinsurance basis, effective April 1, 2010.  The discontinuance of the business reinsured on a modified coinsurance basis did not have a material impact on the Company’s consolidated financial statements.

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

	December 31,	December 31,
	2010	2009
Assets Reinsurance receivable	$419,684	$422,486

Liabilities Contractholder deposit funds and other policy liabilities	465,035	466,899
Reinsurance payable	$432,160	$430,528

Reinsurance payable includes a funds-withheld liability of $326.9 million and $307.8 million at December 31, 2010 and 2009, respectively, and a deferred gain of $105.3 million and $118.9 million at December 31, 2010 and 2009, respectively.  The funds-withheld assets are comprised of bonds, policy loans, and cash and cash equivalents that are managed by the Company.  The funds-withheld coinsurance agreement gives rise to an embedded derivative which is required to be separated from the host reinsurance contract.  At December 31, 2010 and 2009, the fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $24.1 million and $26.3 million, respectively.

The change in fair value of the embedded derivative increased (reduced) derivative income by $2.2 million and $(26.3) million for the years ended December 31, 2010 and 2009, respectively.  In addition, during the years ended December 31, 2010 and 2009, the reinsurance agreement reduced revenues by $24.3 million and $43.8 million, respectively, and decreased expenses by $56.2 million and $38.4 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

8. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective December 31, 2007, the Company’s subsidiary, SLNY, entered into a funds-withheld reinsurance agreement with SLOC under which SLOC will fund AXXX reserves, attributable to certain universal life (“UL”) policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds-withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new business will also be reinsured under this agreement.  Pursuant to this agreement, SLNY held the following assets and liabilities at December 31:

	2010	2009
Assets Reinsurance receivable	$133,088	$103,802

Liabilities Contractholder deposit funds and other policy liabilities	104,795	84,606
Future contract and policy benefits	21,662	10,518
Reinsurance payable	$225,387	$182,000

Reinsurance payable includes a funds-withheld liability of $172.8 million and $128.4 million at December 31, 2010 and 2009, respectively; and a deferred gain of $52.6 million and $50.3 million at December 31, 2010 and 2009, respectively.  The funds-withheld assets comprised of trading fixed maturity securities and mortgage loans are being managed by the Company.  The coinsurance treaty with funds-withheld gives rise to an embedded derivative requiring that it be separated from the host reinsurance contract.  The fair value of the embedded derivative increased (decreased) contractholder deposit funds and other policy liabilities by $3.2 million and $(0.7) million at December 31, 2010 and 2009, respectively.

The change in the fair value of this embedded derivative (decreased) increased derivative income by $(3.9) million, $(11.3) million, and $12.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  In addition, the activities related to the reinsurance agreement have decreased revenues by $31.0 million, $29.0 million and $9.7 million, and decreased expenses by $28.0 million, $20.9 million and $11.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has other reinsurance agreements with SLOC and several unrelated companies, which provide reinsurance for portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”) and corporate owned life insurance (“COLI”) policies.  These amounts are reinsured on a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements decreased revenues by approximately $134.7 million, $173.9 million and $145.4 million and reduced expenses by approximately $140.1 million, $168.5 million and $128.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Group Protection Segment

SLNY has several agreements with unrelated companies whereby the unrelated companies reinsure the mortality and morbidity risks of certain of SLNY’s group contracts.

SLNY also has a reinsurance agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At December 31, 2010 and 2009, SLNY held policyholder liabilities of $28.6 million and $30.3 million, respectively, related to this agreement.  In addition, the reinsurance agreement increased revenues by $47.6 million, $52.9 million and $59.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, and increased expenses by $31.2 million, $44.3 million and $48.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

9.  RETIREMENT PLANS

Effective December 31, 2009, the Company transferred all of its employees to an affiliate, Sun Life Services, with the exception of 28 employees who were transferred to SLFD, another affiliate.  As a result of this transaction, the Company transferred pension and other employee benefit liabilities, accumulated other comprehensive income related to pension and other postretirement plans, and cash to Sun Life Services.  Concurrent with this transaction, Sun Life Services became the sponsor of the retirement plans described below.  The employee transfer did not change the provisions of the related retirement plans.  The annual cost of these benefits to the Company is allocated and charged to the Company in a manner consistent with the allocation of employee compensation expenses.

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

On September 29, 2006, the FASB issued ASC Topic 715, which requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Company's fiscal year-end.  The Company adopted the balance sheet recognition provisions of FASB ASC Topic 715 at December 31, 2006 and adopted the year end measurement date provisions effective January 1, 2008.  The adoption of the year-end measurement date provisions resulted in a net of tax cumulative-effect decrease of $0.3 million to the Company’s January 1, 2008 other comprehensive income (“OCI”).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

9. RETIREMENT PLANS (CONTINUED)

The following tables set forth the change in the Pension Plans’ and the Other Post Retirement Benefit Plan’s projected benefit obligations and assets, as well as information on the plans’ funded status at December 31, 2009:

	Pension Plans	Other Post Retirement Benefit Plan
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 270,902	$ 49,112
Effect of eliminating early measurement date	-	-
Service cost	2,597	1,754
Interest cost	17,434	3,218
Actuarial loss	17,861	2,344
Benefits paid	(11,066)	(2,095)
Plan amendments	-	(803)
Federal subsidy	-	121
Transfer to Sun Life Services	(297,728)	(53,651)
Projected benefit obligation at end of year	$ -	$ -

	Pension Plans	Other Post Retirement Benefit Plan
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ 195,511	$ -
Effect of eliminating early measurement date	-	-
Employer contributions	6,500	2,095
Other	1,547	-
Actual return on plan assets	49,375	-
Benefits paid	(11,066)	(2,095)
Transfer to Sun Life Services	(241,867)	-
Fair value of plan assets at end of year	$ -	$ -

	Pension Plans	Other Post Retirement Benefit Plan
Information on the funded status of the plan:
Funded status	$ -	$ -
Accrued benefit cost	$ -	$ -

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

9.  RETIREMENT PLANS (CONTINUED)

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

Amounts recognized in the Company’s consolidated balance sheets for the Pension Plans and the Other Post Retirement Benefit Plan consist of the following, as of December 31:

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

9. RETIREMENT PLANS (CONTINUED)

The following table sets forth the components of the net periodic benefit cost and the Company’s share of net periodic benefit costs related to the Pension Plans and the Other Post Retirement Benefit Plan for the years ended December 31:

	Pension Plans		Other Post Retirement Benefit Plan
	2009	2008	2009	2008
Components of net periodic cost (benefit):
Service cost	$ 2,597	$ 3,520	$ 1,754	$ 1,616
Interest cost	17,434	16,617	3,218	3,332
Expected return on plan assets	(15,111)	(22,972)	-	-
Amortization of transition obligation asset	(2,093)	(2,093)	-	-
Amortization of prior service cost	337	337	(529)	(529)
Recognized net actuarial loss (gain)	2,782	(792)	382	916
Net periodic cost (benefit)	$ 5,946	$ (5,383)	$ 4,825	$ 5,335

The Company’s share of net periodic cost (benefit)	$ 5,946	$ (5,383)	$ 3,926	$ 4,638

For the year ended December 31, 2010, Sun Life Services allocated to the Company costs of $3.1 million and $4.4 million for the Pension Plans and Other Post Retirement Benefit Plan, respectively.

The following table shows changes in the Company’s AOCI related to the Pension Plans and the Other Post Retirement Benefit Plan for the following years:

	Pension Plans		Other Post Retirement Benefit Plan
	2009	2008	2009	2008
Net actuarial (gain) loss arising during the year	$ (16,402)	$ 107,641	$ 2,344	$ (6,729)
Net actuarial (loss) gain recognized during the year	(2,782)	792	(382)	(916)
Prior service cost arising during the year	-	-	(803)	-
Prior service cost recognized during the year	(337)	(337)	529	529
Transition asset recognized during the year	2,093	2,093	-	-
Transition asset arising during the year	-	-	-	-
Total recognized in AOCI	(17,428)	110,189	1,688	(7,116)
Tax effect	6,100	(38,566)	(591)	2,491
Total recognized in AOCI, net of tax	$ (11,328)	$ 71,623	$ 1,097	$ (4,625)

Total recognized in net periodic (benefit) cost and other comprehensive (loss) income, net of tax	$ (7,463)	$ 68,124	$ 3,648	$ (1,610)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

9. RETIREMENT PLANS (CONTINUED)

Effective December 31, 2009, the Company transferred to Sun Life Services the following AOCI related to the Pension Plans and the Other Post Retirement Benefit Plan:

	Pension Plans	Other Post Retirement Benefit Plan	Total
Transfer of actuarial loss to affiliate	$ (67,343)	$ (7,525)	$ (74,868)
Transfer of prior service (cost)/credit to affiliate	(3,772)	4,164	392
Transfer of transition asset to affiliate	1,495	-	1,495
Total AOCI transferred to affiliate	(69,620)	(3,361)	(72,981)
Tax effect	24,367	1,176	25,543
Total AOCI, net of tax, transferred to affiliate	$ (45,253)	$ (2,185)	$ (47,438)

Assumptions

Weighted average assumptions used to determine benefit obligations for the Pension Plans and the Other Post Retirement Benefit Plan were as follows:

	Pension Plans		Other Post Retirement Benefit Plan
	2009	2008	2009	2008
Discount rate	6.10%	6.50%	6.10%	6.50%
Rate of compensation increase	3.75%	3.75%	n/a	n/a

Weighted average assumptions used to determine net (benefit) cost for the Pension Plans and the Other Post Retirement Benefit Plan were as follows:

	Pension Plans		Other Post Retirement Benefit Plan
	2009	2008	2009	2008
Discount rate	6.50%	6.35%	6.50%	6.35%
Expected long term return on plan assets	7.75%	8.00%	n/a	n/a
Rate of compensation increase	3.75%	4.00%	n/a	n/a

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

9. RETIREMENT PLANS (CONTINUED)

Plan Assets

The asset allocation for the Company’s pension plans assets for 2008 measurement, by asset category, was as follows:

Asset Category	Percentage of Plan Assets
Equity Securities	54%
Debt Securities	30%
Commercial Mortgages	16%
Total	100%

Cash Flow

The Company contributed $6.5 million and $1.5 million to the staff pension plan and the UBF plan in 2009, respectively.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

9. RETIREMENT PLANS (CONTINUED)

Savings and Investment Plan (Continued)

For RIA participants who are at least age 40 on January 1, 2006 and whose age plus service on January 1, 2006 equals or exceeds 45, the Company contributed to the RIA from January 1, 2006 through December 31, 2009 and Sun Life Services contributes to the RIA from January 1, 2010 through December 31, 2015, a percentage of the participant’s eligible compensation determined under the following chart based on the participant’s age and service on January 1, 2006.

	Service
Age	Less than 5 years	5 or more years
At least 40 but less than 43	3.0%	5.0%
At least 43 but less than 45	3.5%	5.5%
At least 45	4.5%	6.5%

The amount of the 2009 and 2008 employer contributions under the 401(k) Plan for the Company and its affiliates was $25.2 million and $22.7 million, respectively.  Amounts are allocated to affiliates based on their respective employees’ contributions.  The Company’s portion of the expense was $14.2 million and $18.1 million for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2010, Sun Life Services allocated $17.4 million to the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

10. FEDERAL INCOME TAXES

The Company accounts for current and deferred income taxes in the manner prescribed by FASB ASC Topic 740.  A summary of the components of income tax expense (benefit) in the consolidated statements of operations for the years ended December 31 is as follows:

	2010	2009	2008
Income tax expense (benefit):
Current	$ (78,166)	$ 40,092	$ (117,496)
Deferred	149,377	295,557	(698,447)

Total income tax expense (benefit) related to continuing operations	$ 71,211	$ 335,649	$ (815,943)
Total income tax expense (benefit) related to discontinued operations	$ -	$ 40,690	$ (43,040)

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

	2010	2009	2008

Expected federal income tax expense (benefit)	$ 71,920	$ 424,261	$ (1,029,506)
Low income housing tax credits	(2,028)	(3,880)	(4,016)
Separate account dividends received deduction	(14,702)	(16,232)	(18,144)
Prior year adjustments/settlements	5,243	1,320	(7,279)
Valuation allowance-capital losses	-	(69,670)	69,670
Goodwill impairment	11,559	-	176,886
Adjustments to tax contingency reserves	305	1,605	(932)
Other items	(1,358)	(1,949)	(2,628)

Federal income tax expense (benefit)	70,939	335,455	(815,949)
State income tax expense	272	194	6

Total income tax expense (benefit) related to continuing operations	$ 71,211	$ 335,649	$ (815,943)
Total income tax expense (benefit) related to discontinued operations	$ -	$ 40,690	$ (43,040)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

10. FEDERAL INCOME TAXES (CONTINUED)

The net deferred tax asset represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  The components of the Company’s net deferred tax asset as of December 31 were as follows:

	2010	2009
Deferred tax assets:
Actuarial liabilities	$ 155,285	$ 369,555
Tax loss carryforwards	347,172	240,035
Investments, net	188,110	354,208
Goodwill and other impairments	47,303	59,775
Other	74,218	71,726
Gross deferred tax assets	812,088	1,095,299
Valuation allowance	-	-
Total deferred tax assets	812,088	1,095,299

Deferred tax liabilities:
Deferred policy acquisition costs	(417,791)	(545,535)
Total deferred tax liabilities	(417,791)	(545,535)

Net deferred tax asset	$ 394,297	$ 549,764

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

The Company’s net deferred tax asset at December 31, 2010 and 2009 was comprised of gross deferred tax assets and gross deferred tax liabilities.  The gross deferred tax asset was primarily related to unrealized investment security losses, actuarial liabilities, and net operating loss (“NOL”) carryforwards, as well as a capital loss carryforward generated in 2010 and 2009.  At December 31, 2010, the Company’s had $958.2 million of NOL carryforwards and $33.7 million of capital loss carryforwards.  At December 31, 2009, the Company had $492.8 million of NOL carryforwards and $193.0 million of capital loss carryforwards.  If unutilized, the NOL and capital loss carryforwards will begin to expire in 2023 and 2014, respectively. The Company’s net deferred tax asset was $394.3 million and $549.8 million at December 31, 2010 and 2009, respectively.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

10. FEDERAL INCOME TAXES (CONTINUED)

The Company performs the required recoverability (realizability) test in terms of its ability to realize its recorded net deferred tax asset.  In making this determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income and sources of capital gains, the Company utilizes historical and current operating results and incorporates assumptions including the amount of future federal and state pre-tax operating income, the reversal of temporary differences, and the implementation of prudent and feasible tax planning strategies.

During the year ended December 31, 2010, no valuation allowance was recorded against the deferred tax asset for investment losses.  During the year ended December 31, 2009, the Company released the cumulative recorded valuation allowance of $69.7 million that was initially established in 2008.  The Company believes that it is more likely than not that the deferred tax asset related to the impairment losses will be realized due to tax planning strategies executed during the year related to certain mortgage-backed securities, the Company’s intent and ability to hold the related investment securities to maturity, and other tax planning strategies.  For the remaining unrealized losses, the Company believes that it is more likely than not that the related deferred tax asset will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of amortized cost.

ASC Topic 740 establishes a comprehensive reporting model which addresses how a business entity should recognize, measure, present and disclose uncertain tax positions that the entity has taken or plans to take on a tax return.

The liability for unrecognized tax benefits (“UTBs”) related to permanent and temporary tax adjustments, exclusive of interest, was $31.2 million, $42.0 million and $50.7 million at December 31, 2010, 2009 and 2008, respectively.  Of the $31.2 million, $1.8 million represents the amount of UTBs that, if recognized, would favorably affect the Company’s effective income tax rate in future periods, exclusive of any related interest.

The net decreases in the tax liability for UTBs of $10.8 million, $8.7 million and $12.4 million in the years ended December 31, 2010, 2009 and 2008, respectively, resulted from the following:

	2010	2009	2008
Balance at January 1	$ 41,989	$ 50,679	$ 63,043
Gross increases related to tax positions in prior years	23,214	7,950	111,473
Gross decreases related to tax positions in prior years	(16,170)	(16,640)	(90,772)
Settlements	(20,187)	-	(33,065)
Close of tax examinations/statutes of limitations	2,371	-	-

Balance at December 31	$ 31,217	$ 41,989	$ 50,679

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

10. FEDERAL INCOME TAXES (CONTINUED)

The Company has elected to recognize interest and penalties accrued related to UTBs in interest (income) expense.  During the years ended December 31, 2010, 2009 and 2008, the Company recognized $6.4 million, ($9.0) million and $3.4 million, respectively, in gross interest expense (income) related to UTBs.  The Company had approximately $6.6 million and $4.8 million of interest accrued at December 31, 2010 and 2009, respectively.  During 2010, the Company settled interest assessments of $4.6 million with the Internal Revenue Service (the “IRS”) for the 2001 and 2002 tax years.  The Company did not accrue any penalties.

While the Company expects the amount of unrecognized tax liabilities to change in the next twelve months, it does not expect the change to have a significant impact on its results of operations or financial position.

The Company files federal income tax returns and income tax returns in various state and local jurisdictions.  With few exceptions, the Company is no longer subject to examinations by the tax authorities in these jurisdictions for tax years before 2003.  In August 2006, the IRS issued a Revenue Agent’s Report for the Company’s 2001 and 2002 tax years.  The Company disagreed with some of the proposed adjustments, and the case was assigned to the Appeals division of the IRS (“Appeals”).  A settlement was reached and formally approved by the Company on January 11, 2010.   The effects of the settlement are in line with previous expectations and had no material impact on the Company’s consolidated financial statements.

In October 2008, the IRS issued a Revenue Agent’s Report for the Company’s tax years 2003 and 2004. The Company disagreed with some of the adjustments and filed a protest, which was assigned to Appeals in 2009.  On May 27, 2010, the IRS held an opening conference for the 2003 and 2004 Appeals.  The Company is involved in discussions with the IRS to reach a resolution.

On January 6, 2011, the IRS issued a Revenue Agent’s Report for the Company for tax years 2005 and 2006. The Company disagrees with some of the issues and is in the process of filing a protest.  While the final outcome of the appeal and ongoing tax examinations is not determinable, the Company has adequate liabilities accrued and does not believe that any adjustments would be material to its financial position.

The Company will file a consolidated federal income tax return with SLC – U.S. Ops Holdings for the year ended December 31, 2010, as the Company did for the years ended December 31, 2009 and 2008.

Effective December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock and net assets of Sun Life Vermont, to the Parent.  Sun Life Vermont continues to be included in the consolidated federal income tax return of the Parent after 2009.

The Company makes or receives payments under certain tax sharing agreements with SLC – U.S. Ops Holdings.  Under these agreements, such payments are determined based on the Company’s stand-alone taxable income (as if it were filing as a separate company) and based upon the SLC – U.S. Ops Holdings’ consolidated group’s overall taxable position.  Under the terms of the tax sharing agreements, deferred tax assets for tax attributes are realized by the Company when the tax attributes are utilized by the consolidated group.  The Company made income tax payments of $21.1 million in 2009, and received income tax refunds of $107.1 million and $113.2 million in 2010 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

11. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses, which is related to the Company’s group life, group disability insurance, group dental and group stop loss products is summarized below:

	2010	2009	2008

Balance at January 1	$72,953	$71,316	$74,878
Less: reinsurance recoverable	(5,710)	(5,347)	(5,921)
Net balance at January 1	67,243	65,969	68,957
Incurred related to:
Current year	83,384	86,905	79,725
Prior years	(1,823)	(5,817)	(6,557)
Total incurred	81,561	81,088	73,168
Paid losses related to:
Current year	(54,312)	(58,598)	(53,615)
Prior years	(25,627)	(21,216)	(22,541)
Total paid	(79,939)	(79,814)	(76,156)

Balance at December 31	76,181	72,953	71,316
Less: reinsurance recoverable	(7,316)	(5,710)	(5,347)
Net balance at December 31	$68,865	$67,243	$65,969

The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustment expenses as new information becomes available and events occur which may impact the resolution of unsettled claims.  Changes in prior estimates are recorded in results of operations in the year such changes are made.  As a result of changes in estimates of insured events in prior years, the liability for unpaid claims and claims adjustment expense decreased by $1.8 million, $5.8 million and $6.6 million in 2010, 2009 and 2008, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

12. LIABILITIES FOR CONTRACT GUARANTEES

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2010:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 20,061,043	$ 1,742,139	66.0
Minimum Income	$ 179,878	$ 59,322	62.2
Minimum Accumulation or Withdrawal	$ 12,233,731	$ 152,571	63.2

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2009:

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum Death	$ 16,947,362	$ 2,459,360	66.2
Minimum Income	$ 194,780	$ 84,591	61.5
Minimum Accumulation or Withdrawal	$ 8,866,525	$ 212,371	63.0

1 Net amount at risk represents the difference between guaranteed benefits and account balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

12. LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserve for the GMDBs and GMIBs for the year ended December 31, 2010:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2010	$96,267	$10,058	$106,325

Benefit Ratio Change / Assumption Changes	28,724	6,519	35,243
Incurred guaranteed benefits	28,481	1,434	29,915
Paid guaranteed benefits	(37,767)	(4,207)	(41,974)
Interest	7,900	826	8,726

Balance at December 31, 2010	$123,605	$14,630	$138,235

The following roll-forward summarizes the change in reserve for the GMDBs and GMIBs for the year ended December 31, 2009:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2009	$201,648	$18,773	$220,421

Benefit Ratio Change / Assumption Changes	(67,157)	(6,615)	(73,772)
Incurred guaranteed benefits	37,406	2,505	39,911
Paid guaranteed benefits	(91,185)	(5,892)	(97,077)
Interest	15,555	1,287	16,842

Balance at December 31, 2009	$96,267	$10,058	$106,325

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

Projected benefits and assessments used in determining the liability for contract guarantees are developed using a projection model and stochastic scenarios.  Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based upon factors such as eligibility conditions and the annuitant’s attained age.

The liability for guarantees is re-calculated and adjusted regularly.  Changes to the liability balance are recorded as a charge or credit to policyowner benefits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

12. LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

GMABs and GMWBs are considered to be derivatives under FASB ASC Topic 815 and are recorded at fair value through earnings.  The Company records GMAB and GMWB liabilities in its consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.  The net balance of GMABs and GMWBs constituted a liability in the amount of $2.3 million and $250.5 million at December 31, 2010 and 2009, respectively. The Company includes the following unobservable inputs in its calculation of the embedded derivative:

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

13. DEFERRED POLICY ACQUISITION COSTS AND SALES INDUCEMENT ASSET

The following roll-forward summarizes the change in DAC and SIA for the years ended December 31:

	2010	2009
Balance at January 1	$2,173,642	$2,862,401
Acquisition costs deferred related to continuing operations	241,182	398,880
Amortized to expense of continuing operations during the year (1)	(732,265)	(1,013,681)
Adjustments related to discontinued operations	-	(73,958)
Balance at December 31	$1,682,559	$2,173,642

(1)	Includes interest, unlocking, and loss recognition components of amortization expense.

Please see Note 1 of the Company’s consolidated financial statements for information regarding the deferral and amortization methodologies related to DAC and SIA.  The Company tested its DAC and SIA for future recoverability and determined that the assets were not impaired at December 31, 2010.

The Company wrote down DAC and SIA by $126.0 million and $326.9 million as a result of loss recognition related to certain annuity products for the years ended December 31, 2010 and 2009, respectively.  Of the $126.0 million charge for loss recognition in 2010, $117.7 million related to DAC and was reported as amortization of DAC.  The remaining $8.3 million related to SIA and was reported as a component of interest credited in the Company’s consolidated statement of operations.  The $326.9 million charge for loss recognition in 2009 was reported as a component of amortization of DAC in the Company’s consolidated statement of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

14. VALUE OF BUSINESS AND CUSTOMER RENEWALS ACQUIRED

The following roll-forward summarizes the change in VOBA and VOCRA for the years ended December 31:

	2010	2009
Balance at January 1	$168,845	$179,825
Amortized to expense during the year	(33,860)	(10,980)
Balance at December 31	$134,985	$168,845

Please see Note 1 of the Company’s consolidated financial statements for information regarding the amortization methodologies related to VOBA and VOCRA.  The Company tested its VOBA and VOCRA assets for future recoverability and determined that these assets were not impaired at December 31, 2010.

The Company tested the VOCRA asset for impairment in the fourth quarter of 2009 and determined that the fair value of VOCRA was lower than its carrying value.  Accordingly, the Company decreased the carrying value of VOCRA and recorded an impairment charge of $2.6 million for the year ended December 31, 2009.  The impairment charge is included in amortization expense in the consolidated statements of operations and allocated in the Group Protection segment.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Operations
For the Year Ended December 31, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$16,680	$119,495	$-	$-	$136,175
Net investment income(1)	1,269,106	118,138	2,966	-	1,390,210
Net derivative (loss) income	(161,975)	12,685	-	-	(149,290)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	26,848	827	(724)	-	26,951
Other-than-temporary impairment losses(2)	(735)	(150)	-	-	(885)
Fee and other income	481,606	19,433	9,988	-	511,027

Total revenues	1,631,530	270,428	12,230	-	1,914,188

Benefits and expenses
				-
Interest credited	342,977	57,924	947	-	401,848
Interest expense	51,334	455	-	-	51,789
Policyowner benefits	161,979	77,590	225	-	239,794
Amortization of DAC, VOBA and VOCRA	606,896	90,206	-	-	697,102
Other operating expenses	268,798	39,938	9,434	-	318,170

Total benefits and expenses	1,431,984	266,113	10,606	-	1,708,703

Income before income tax expense	199,546	4,315	1,624	-	205,485

Income tax expense	69,993	643	575	-	71,211
Equity in the net income of subsidiaries	4,721	-	-	(4,721)	-

Net income	$134,274	$3,672	$1,049	$(4,721)	$134,274

(1)SLUS as Parent’s and SLNY’s net investment income includes an increase in market value of trading fixed maturity securities of $640.2 million, and $34.0 million, respectively, for the year ended December 31, 2010, related to the Company’s trading securities.  Other Subs’ net investment income does not include changes in market value of trading fixed maturity securities.

(2)SLUS as Parent’s and SLNY’s OTTI losses for the year ended December 31, 2010 represent impairments related to credit loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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

(1)SLUS as parent’s, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $1,913.3 million, $173.4 million and $0.0 million, respectively, for the year ended December 31, 2009.

(2)SLUS’, SLNY’s and Other Subs’ OTTI losses for the year ended December 31, 2009 represent impairments related to credit loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Operations
For the Year Ended December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$16,066	$106,667	$-	$-	$122,733
Net investment (loss) income (1)	(1,862,501)	(112,508)	4,641	-	(1,970,368)
Net derivative loss (2)	(573,399)	(32,059)	-	-	(605,458)
Net realized investment gains, excluding impairment losses on available-for-sale securities	3,439	340	22	-	3,801
Other-than-temporary impairment losses	(25,291)	(11,326)	(5,247)	-	(41,864)
Fee and other income	436,075	9,681	4,235	-	449,991

Total revenues	(2,005,611)	(39,205)	3,651	-	(2,041,165)

Benefits and expenses

Interest credited	483,769	45,129	2,378	-	531,276
Interest expense	60,887	(602)	-	-	60,285
Policyowner benefits	306,404	80,789	3,900	-	391,093
Amortization of DAC, VOBA and VOCRA(3)	(963,422)	(82,218)	-	-	(1,045,640)
Goodwill impairment	658,051	37,788	5,611	-	701,450
Other operating expenses	214,654	44,725	2,440	-	261,819

Total benefits and expenses	760,343	125,611	14,329	-	900,283

Loss before income tax benefit	(2,765,954)	(164,816)	(10,678)	-	(2,941,448)

Income tax benefit	(772,699)	(41,418)	(1,826)	-	(815,943)
Equity in the net loss of subsidiaries	(241,586)	-	-	241,586	-

Net loss from continuing operations	(2,234,841)	(123,398)	(8,852)	241,586	(2,125,505)

Loss from discontinued operations, net of tax	-	-	(109,336)	-	(109,336)

Net loss	$(2,234,841)	$(123,398)	$(118,188)	$241,586	$(2,234,841)

(1)SLUS as parent’s and SLNY’s net investment (loss) income includes a decrease in market value of trading fixed maturity securities of $2,448.8 million and $154.9 million, respectively, for the year ended December 31, 2008.

(2)SLUS’ and SLNY’s net derivative loss for the year ended December 31, 2008 includes $165.8 million and $0.3 million, respectively, of income related to the Company’s adoption of FASB ASC Topic 820, which is further discussed in Note 5.

(3)SLUS’ and SLNY’s amortization of DAC, VOBA, and VOCRA for year ended December 31, 2008 includes $3.0 million and $0.2 million, respectively, of expenses related to the Company’s adoption of FASB ASC Topic 820, which is further discussed in Note 5 to the Company’s consolidated financial statements.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands except per share data)

For the Years Ended December 31, 2010, 2009 and 2008

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities, at fair value	$1,193,875	$246,944	$55,104	$-	$1,495,923
Trading fixed maturity securities, at fair value	9,911,284	1,555,834	-	-	11,467,118
Mortgage loans	1,531,545	176,518	29,465	-	1,737,528
Derivative instruments – receivable	198,064	-	-	-	198,064
Limited partnerships	41,622	-	-	-	41,622
Real estate	161,800	-	52,865	-	214,665
Policy loans	695,607	1,217	20,584	-	717,408
Other invested assets	19,588	7,868	-	-	27,456
Short-term investments	813,745	18,994	-	-	832,739
Cash and cash equivalents	647,579	72,978	15,766	-	736,323
Investment in subsidiaries	559,344	-	-	(559,344)	-
Total investments and cash	15,774,053	2,080,353	173,784	(559,344)	17,468,846

Accrued investment income	165,841	21,130	1,815	-	188,786
Deferred policy acquisition costs and sales inducement asset	1,571,768	110,791	-	-	1,682,559
Value of business and customer renewals acquired	130,546	4,439	-	-	134,985
Net deferred tax asset	378,078	12,057	4,162	-	394,297
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	5,166	162	-	-	5,328
Reinsurance receivable	2,184,487	162,522	77	-	2,347,086
Other assets	93,755	31,729	2,918	(2,873)	125,529
Separate account assets	25,573,382	1,265,464	41,575	-	26,880,421

Total assets	$45,877,076	$3,695,946	$224,331	$(562,217)	$49,235,136

LIABILITIES

Contractholder deposit funds and other policy liabilities	$12,991,306	$1,577,556	$24,366	$-	$14,593,228
Future contract and policy benefits	732,368	116,946	200	-	849,514
Payable for investments purchased	44,723	104	-	-	44,827
Accrued expenses and taxes	49,224	4,612	1,665	(2,873)	52,628
Debt payable to affiliates	783,000	-	-	-	783,000
Reinsurance payable	1,995,083	236,718	34	-	2,231,835
Derivative instruments – payable	362,023	-	-	-	362,023
Other liabilities	193,363	66,118	25,575	-	285,056
Separate account liabilities	25,573,382	1,265,464	41,575	-	26,880,421

Total liabilities	42,724,472	3,267,518	93,415	(2,873)	46,082,532

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,928,246	389,963	108,450	(498,413)	3,928,246
Accumulated other comprehensive income	46,553	1,977	1,707	(3,684)	46,553
(Accumulated deficit) retained earnings	(828,632)	34,388	18,217	(52,605)	(828,632)

Total stockholder’s equity	3,152,604	428,428	130,916	(559,344)	3,152,604

Total liabilities and stockholder’s equity	$45,877,076	$3,695,946	$224,331	$(562,217)	$49,235,136

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands except in share data)

For the Years Ended December 31, 2010, 2009 and 2008

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities, at fair value	$959,156	$164,158	$52,202	$-	$1,175,516
Trading fixed maturity securities, at fair value	9,724,195	1,406,327	-	-	11,130,522
Mortgage loans	1,736,358	161,498	14,105	-	1,911,961
Derivative instruments – receivable	259,227	-	-	-	259,227
Limited partnerships	51,656	-	-	-	51,656
Real estate	158,170	-	44,107	-	202,277
Policy loans	700,974	270	21,346	-	722,590
Other invested assets	46,410	542	469	-	47,421
Short-term investments	1,208,320	58,991	-	-	1,267,311
Cash and cash equivalents	1,616,991	175,322	11,895	-	1,804,208
Investment in subsidiaries	518,560	-	-	(518,560)	-
Total investments and cash	16,980,017	1,967,108	144,124	(518,560)	18,572,689

Accrued investment income	211,725	17,051	1,815	-	230,591
Deferred policy acquisition costs and sales inducement asset	1,989,676	183,966	-	-	2,173,642
Value of business and customer renewals acquired	163,079	5,766	-	-	168,845
Net deferred tax asset	539,323	5,830	4,611	-	549,764
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	11,969	642	-	-	12,611
Reinsurance receivable	2,232,651	117,460	96	-	2,350,207
Other assets	114,177	69,161	1,975	(1,350)	183,963
Separate account assets	22,293,989	989,939	42,395	-	23,326,323

Total assets	$44,536,606	$3,364,222	$195,016	$(519,910)	$47,575,934

LIABILITIES

Contractholder deposit funds and other policy liabilities	$15,078,201	$1,605,038	$26,350	$-	$16,709,589
Future contract and policy benefits	716,176	99,255	207	-	815,638
Payable for investments purchased	87,554	577	-	-	88,131
Accrued expenses and taxes	51,605	10,202	1,446	(1,350)	61,903
Debt payable to affiliates	883,000	-	-	-	883,000
Reinsurance payable	2,040,864	190,863	37	-	2,231,764
Derivative instruments – payable	572,910	-	-	-	572,910
Other liabilities	205,855	48,608	25,761	-	280,224
Separate account liabilities	22,293,989	989,939	42,395	-	23,326,323

Total liabilities	41,930,154	2,944,482	96,196	(1,350)	44,969,482

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,527,677	389,963	78,409	(468,372)	3,527,677
Accumulated other comprehensive income (loss)	35,244	(3,039)	701	2,338	35,244
(Accumulated deficit) retained earnings	(962,906)	30,716	17,168	(47,884)	(962,906)

Total stockholder’s equity	2,606,452	419,740	98,820	(518,560)	2,606,452

Total liabilities and stockholder’s equity	$44,536,606	$3,364,222	$195,016	$(519,910)	$47,575,934

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the Year Ended December 31, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income	$134,274	$3,672	$1,049	$(4,721)	$134,274
Adjustments to reconcile net income to net cash provided by operating activities:				-
Net amortization of premiums on investments	24,690	4,787	1,085	-	30,562
Amortization of DAC, VOBA and VOCRA	606,896	90,206	-	-	697,102
Depreciation and amortization	4,418	312	953	-	5,683
Net loss (gain) on derivatives	54,168	(12,685)	-	-	41,483
Net realized (gains) losses and OTTI credit losses on available-for-sale investments	(26,113)	(677)	724	-	(26,066)
Net increase in fair value of trading investments	(640,222)	(34,001)	-	-	(674,223)
Net realized losses (gains) on trading investments	80,910	(13,633)	-	-	67,277
Undistributed loss on private equity limited partnerships	2,339	-	-	-	2,339
Interest credited to contractholder deposits	342,977	57,924	947	-	401,848
Deferred federal income taxes	158,398	(8,928)	(93)	-	149,377
Equity in net income of subsidiaries	(4,721)			4,721	-
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(167,199)	(17,796)	-	-	(184,995)
Accrued investment income	45,884	(4,079)	-	-	41,805
Net change in reinsurance receivable/payable	124,563	5,328	16	-	129,907
Future contract and policy benefits	16,192	17,691	(7)	-	33,876
Other, net	(24,455)	42,324	(838)	-	17,031

Net cash provided by operating activities	732,999	130,445	3,836	-	867,280

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	402,623	79,623	15,841	-	498,087
Trading fixed maturity securities	3,395,725	775,025	-	-	4,170,750
Mortgage loans	263,612	13,107	3,050	(30,486)	249,283
Real estate	-	1,000	2,010	(3,010)	-
Other invested assets	(317,388)	1,244	501	-	(315,643)
Purchases of:
Available-for-sale fixed maturity securities	(602,891)	(152,468)	(16,388)	-	(771,747)
Trading fixed maturity securities	(3,060,145)	(886,403)	-	-	(3,946,548)
Mortgage loans	(66,252)	(34,190)	(31,712)	30,486	(101,668)
Real estate	(6,818)	-	(1,066)	3,010	(4,874)
Other invested assets	(63,798)	(1,200)	-	-	(64,998)
Net change in policy loans	5,367	(947)	762	-	5,182
Net change in short-term investments	394,575	39,997	-	-	434,572

Net cash provided by (used in) investing activities	$344,610	$(165,212)	$(27,002)	$-	$152,396

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow (continued)
For the Year Ended December 31, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,043,300	$173,714	$-	$-	$1,217,014
Withdrawals from contractholder deposit funds	(3,354,527)	(248,878)	(2,930)	-	(3,606,335)
Repayment of debt	(100,000)	-	-	-	(100,000)
Capital contribution to subsidiaries	(30,041)	-	-	30,041	-
Capital contribution from Parent	400,000	-	30,041	(30,041)	400,000
Other, net	(5,753)	7,587	(74)	-	1,760

Net cash (used in) provided by financing activities	(2,047,021)	(67,577)	27,037	-	(2,087,561)

Net change in cash and cash equivalents	(969,412)	(102,344)	3,871	-	(1,067,885)

Cash and cash equivalents, beginning of year	1,616,991	175,322	11,895	-	1,804,208

Cash and cash equivalents, end of year	$647,579	$72,978	$15,766	$-	$736,323

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the Year Ended December 31, 2009

	SLUS As Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$981,496	$71,512	$107,879	$(179,391)	$981,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	(203)	(605)	119	-	(689)
Amortization of DAC, VOBA and VOCRA	917,129	107,532	-	-	1,024,661
Depreciation and amortization	4,355	337	843	-	5,535
Net gain on derivatives	(73,343)	(22,698)	-	-	(96,041)
Net realized losses and OTTI credit losses on available-for-sale investments	34,579	2,996	3,934	-	41,509
Net increase in fair value of trading investments	(1,913,351)	(173,389)	-	-	(2,086,740)
Net realized losses on trading investments	357,470	9,867	-	-	367,337
Undistributed loss on private equity limited partnerships	9,207	-	-	-	9,207
Interest credited to contractholder deposits	336,754	47,855	1,159	-	385,768
Goodwill impairment	-	-	-	-	-
Equity in net income of subsidiaries	(179,391)	-	-	179,391	-
Deferred federal income taxes	290,478	6,256	(1,126)	-	295,608
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(301,255)	(45,645)	-	-	(346,900)
Accrued investment income	38,445	(1,825)	116	-	36,736
Net change in reinsurance receivable/payable	195,092	19,060	(4,515)	-	209,637
Future contract and policy benefits	(131,052)	5,280	(220)	-	(125,992)
Dividends received from subsidiaries	100,000	-	-	(100,000)	-
Other, net	(90,229)	(153,878)	738	-	(243,369)
Adjustment related to discontinued operations	-	-	(288,018)	-	(288,018)

Net cash provided by (used in) operating activities	576,181	(127,345)	(179,091)	(100,000)	169,745

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	86,619	21,303	5,556	-	113,478
Trading fixed maturity securities	1,673,886	333,236	98,233	(8,301)	2,097,054
Mortgage loans	149,414	12,456	15	(18,392)	143,493
Real estate	-	-	-	-	-
Other invested assets	(209,135)	1,587	-	-	(207,548)
Purchases of:
Available-for-sale fixed maturity securities	(342,313)	(4,515)	(311)	-	(347,139)
Trading fixed maturity securities	(226,389)	(587,134)	(62,088)	8,301	(867,310)
Mortgage loans	(12,602)	(4,875)	(18,433)	18,392	(17,518)
Real estate	(3,819)	-	(883)	-	(4,702)
Other invested assets	(106,277)	-	-	-	(106,277)
Net change in other investments	(178,590)	(4,922)	-	-	(183,512)
Net change in policy loans	3,574	(114)	3,357	-	6,817
Net change in short-term investments	(739,502)	56,978	(40,297)	-	(722,821)

Net cash provided by (used in) investing activities	$94,866	$(176,000)	$(14,851)	$-	$(95,985)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

15. CONDSENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow (continued)
For the Year Ended December 31, 2009

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$2,298,455	$473,137	$24,347	$-	$2,795,939
Withdrawals from contractholder deposit funds	(2,752,493)	(252,351)	(6,655)	-	(3,011,499)
Capital contribution to subsidiaries	(58,910)	-	-	58,910	-
Debt proceeds	-	-	200,000	-	200,000
Capital contribution from parent	748,652	-	58,910	(58,910)	748,652
Dividends paid to parent	-	-	(100,000)	100,000	-
Other, net	(23,278)	(4,108)	74	-	(27,312)

Net cash provided by financing activities	212,426	216,678	176,676	100,000	705,780

Net change in cash and cash equivalents	883,473	(86,667)	(17,266)	-	779,540

Cash and cash equivalents, beginning of year	733,518	261,989	29,161	-	1,024,668

Cash and cash equivalents, end of year	$1,616,991	$175,322	$11,895	$-	$1,804,208

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow
For the Year Ended December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net loss from operations	$(2,234,841)	$(123,398)	$(118,188)	$241,586	$(2,234,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	27,009	2,663	199	-	29,871
Amortization of DAC, VOBA and VOCRA	(963,422)	(82,218)	-	-	(1,045,640)
Depreciation and amortization	5,478	311	922	-	6,711
Net loss on derivatives	522,838	32,059	1	-	554,898
Net realized losses on available-for-sale investments	21,852	10,986	5,225	-	38,063
Net decrease in fair value of trading investments	2,448,822	154,926	-	-	2,603,748
Net realized losses on trading investments	324,369	30,622	-	-	354,991
Undistributed income on private equity limited partnerships	(9,796)	-	-	-	(9,796)
Interest credited to contractholder deposits	483,769	45,129	2,378	-	531,276
Goodwill impairment	658,051	37,788	5,611	-	701,450
Equity in net loss of subsidiaries	241,586	-	-	(241,586)	-
Deferred federal income taxes	(680,276)	(15,318)	(2,843)	-	(698,437)
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(254,761)	(27,648)	-	-	(282,409)
Accrued investment income	18,562	19	(502)	-	18,079
Net reinsurance receivable/payable	145,172	66,699	4,411	-	216,282
Future contract and policy benefits	140,571	898	189	-	141,658
Other, net	29,356	122,486	(2,452)	-	149,390
Adjustment related to discontinued operations	-	-	4,315	-	4,315

Net cash provided by (used in) operating activities	924,339	256,004	(100,734)	-	1,079,609

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	89,468	6,440	5,849	-	101,757
Trading fixed maturity securities	1,469,669	194,980	143,849	-	1,808,498
Mortgage loans	258,736	15,202	20,672	-	294,610
Real estate	1,141	-	-	-	1,141
Other invested assets	629,692	64,482	(2,017)	-	692,157
Purchases of:
Available-for-sale fixed maturity securities	(107,709)	(14,027)	(7,738)	-	(129,474)
Trading fixed maturity securities	(1,005,670)	(258,714)	(910,759)	-	(2,175,143)
Mortgage loans	(23,285)	(16,650)	(19,000)	-	(58,935)
Real estate	(5,055)	-	(359)	-	(5,414)
Other invested assets	(122,447)	-	-	-	(122,447)
Net change in other investments	(285,810)	(64,154)	-	-	(349,964)
Net change in policy loans	(18,449)	(38)	1,713	-	(16,774)
Net change in short-term investments	(468,818)	(115,969)	(14,694)	-	(599,481)

Net cash provided by (used in) investing activities	$411,463	$(188,448)	$(782,484)	$-	$(559,469)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flow (continued)
For the Year Ended December 31, 2008

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,744,752	$330,909	$114,438	$-	$2,190,099
Withdrawals from contractholder deposit funds	(3,262,864)	(348,243)	(5,351)	-	(3,616,458)
Additional capital contribution to subsidiaries	(150,000)	-	-	150,000	-
Debt proceeds	60,000	-	115,000	-	175,000
Repayments of debt	(122,000)	-	-	-	(122,000)
Capital contribution from parent	725,000	150,000	-	(150,000)	725,000
Other, net	(12,666)	(4,134)	(14)	-	(16,814)

Net cash (used in) provided by financing activities	(1,017,778)	128,532	224,073	-	(665,173)

Net change in cash and cash equivalents	318,024	196,088	(659,145)	-	(145,033)

Cash and cash equivalents, beginning of year	415,494	65,901	688,306	-	1,169,701

Cash and cash equivalents, end of year	$733,518	$261,989	$29,161	$-	$1,024,668

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

16. SEGMENT INFORMATION

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

Individual Protection

The Individual Protection segment markets, sells and administers a variety of life insurance products sold to individuals and corporate owners of life insurance.  The products include whole life, UL and variable life products.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

16. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the Company’s four segments:

Year ended December 31, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$1,760,979	$66,425	$127,104	$(40,320)	$1,914,188
Total benefits and expenses	1,514,754	68,585	106,346	19,018	1,708,703
Income (loss) before income tax expense (benefit)	246,225	(2,160)	20,758	(59,338)	205,485

Net income (loss)	$162,975	$(1,204)	$13,508	$(41,005)	$134,274

Separate account assets	$19,685,774	$7,194,647	$-	$-	$26,880,421
General account assets	19,453,702	2,067,064	181,482	652,467	22,354,715
Total assets	$39,139,476	$9,261,711	$181,482	$652,467	$49,235,136

Year ended December 31, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$2,823,029	$71,718	$135,242	$(9,011)	$3,020,978
Total benefits and expenses	1,623,582	40,477	119,134	25,611	1,808,804
Income (loss) from continuing operations before income tax expense (benefit)	1,199,447	31,241	16,108	(34,622)	1,212,174

Income from continuing operations	798,360	10,155	10,470	57,540	876,525

Income from discontinued operations, net of tax	-	104,971	-	-	104,971

Net income	$798,360	$115,126	$10,470	$57,540	$981,496

Separate account asset	$16,396,394	$6,929,928	$-	$-	$23,326,323
General account assets	21,323,702	1,997,532	172,648	755,730	24,249,612
Total assets	$37,720,096	$8,927,460	$172,648	$755,730	$47,575,935

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

16. SEGMENT INFORMATION (CONTINUED)

Year ended December 31, 2008

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$(2,207,978)	$84,326	$102,827	$(20,340)	$(2,041,165)
Total benefits and expenses	645,665	120,197	111,097	23,324	900,283
Loss from continuing operations before income tax benefit	(2,853,643)	(35,871)	(8,270)	(43,664)	(2,941,448)

Loss from continuing operations	(2,017,095)	(12,884)	(5,335)	(90,191)	(2,125,505)

Loss from discontinued operations, net of tax	-	(109,336)	-	-	(109,336)

Net loss	$(2,017,095)	$(122,220)	$(5,335)	$(90,191)	$(2,234,841)

Separate account asset	12,149,690	8,382,034	-	-	20,531,724
General account assets	21,207,742	3,772,934	164,123	442,156	25,586,955
Total assets	$33,357,432	$12,154,968	$164,123	$442,156	$46,118,679

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

17.  REGULATORY FINANCIAL INFORMATION

The Company and its insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on a statutory accounting basis prescribed or permitted by such authorities.  For the year ended December 31, 2008, the Company followed one permitted practice relating to the treatment of its deferred tax assets.  For the years ended December 31, 2010 and 2009, there were no permitted practices followed.  Statutory surplus differs from stockholder's equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, policy liabilities are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions, and deferred income taxes are calculated differently.  The Company’s statutory financials are not prepared on a consolidated basis.

At December 31, the Company and its insurance subsidiaries’ combined statutory capital and surplus and net loss were as follows:

	Unaudited for the Years Ended December 31,
	2010	2009	2008

Statutory capital and surplus	$ 2,234,153	$ 2,037,661	$ 1,949,215
Statutory net loss	$ (77,503)	$ (23,879)	$ (1,431,516)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

18. DIVIDEND RESTRICTIONS

The Company’s and its insurance company subsidiaries’ ability to pay dividends is subject to certain statutory restrictions.  The states in which the Company and its insurance company subsidiaries are domiciled have enacted laws governing the payment of dividends to stockholders by domestic insurers.

Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that a domestic insurer may pay in any twelve-month period without prior approval of the Delaware Commissioner of Insurance is limited to the greater of (i) ten percent of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year.  Any dividends to be paid by an insurer from a source other than statutory surplus, whether or not in excess of the aforementioned threshold, would also require the prior approval of the Delaware Commissioner of Insurance.  The Company is permitted to pay dividends up to a maximum of $188.0 million in 2011 without prior approval from the Delaware Commissioner of Insurance.

In 2010, 2009 and 2008, the Company did not pay any cash dividends to the Parent.  However in 2009, the Company distributed Sun Life Vermont’s net assets and issued and outstanding common stock, totaling $94.9 million in the form of a dividend to the Parent, with regulatory approval.

New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance, where the aggregate amount of such dividends in any calendar year does not exceed the lesser of: (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains.  SLNY is permitted to pay dividends up to a maximum of $29.6 million in 2011 without prior approval from the New York Commissioner of Insurance.  No dividends were paid by SLNY during 2010, 2009 or 2008.

Rhode Island law requires prior regulatory approval for any dividend where the amount of such dividend paid during the preceding twelve-month period would exceed the lesser of (i) ten percent of the insurance company’s surplus as of the December 31 next preceding, or (ii) its net gain from operations, not including realized capital gains, for the immediately preceding calendar year, excluding pro rata distributions of any class of the insurance company’s own securities.  INDY is permitted to pay dividends up to a maximum of $2.5 million in 2011 without prior approval from the Rhode Island Commissioner of Insurance.  No dividends were paid by INDY during 2010, 2009 or 2008.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

19. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of December 31, were as follows:

	2010	2009	2008
Unrealized gains (losses) on available-for-sale fixed maturity securities that were temporarily impaired	$83,926	$67,970	$(111,099)
Unrealized losses on pension and other postretirement plan adjustments	-	-	(88,721)
Changes due to non-credit OTTI losses on available-for-sale fixed maturity securities	(12,304)	(13,748)	-
Deferred income tax (expense) benefit	(25,069)	(18,978)	69,936

Accumulated other comprehensive income (loss)	$46,553	$35,244	$(129,884)

20. COMMITMENTS AND CONTINGENCIES

Guaranty Funds

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

Income Taxes

In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  On May 30, 2010, the IRS issued an Industry Director Directive which makes it clear that IRS interpretations prior to Revenue Ruling 2007-54 should be followed until new regulations are issued.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the years ended December 31, 2010 and 2009, the Company recorded benefits of $11.5 million and $15.5 million, respectively, related to the separate account DRD.  The amounts recorded for the year ended December 31, 2010 included an adjustment of $3.2 million to reflect a reduced run rate of separate account DRD benefits following the filing of the 2009 tax return.

Litigation

The Company and its subsidiaries are parties to threatened or pending legal proceedings, including ordinary routine litigation incidental to their business, both as a defendant and as a plaintiff.  While it is not possible to predict the resolution of these proceedings, management believes, based upon currently available information, that the ultimate resolution of these matters will not be materially adverse to the Company's financial position, results of operations or cash flows.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2010, 2009 and 2008

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

Lease Commitments

The Company leases various facilities under operating leases with terms of up to five years.  As of December 31, 2010, minimum future lease payments under such leases were $40 thousand for 2011.  The Company does not have any lease commitments after 2011.

Total rental expense for the years ended December 31, 2010, 2009 and 2008 was $7.2 million, $6.9 million and $8.2 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

We have audited the accompanying consolidated balance sheets of Sun Life Assurance Company of Canada (U.S.) and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting and reporting for other-than-temporary impairments as required by accounting guidance adopted in 2009.  As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting and reporting for the fair value measurement of certain assets and liabilities in 2008.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 28, 2011

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000’s):

		2010
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 150,817	$ 153,653	$ 157,441	$ 185,291
Net investment income and net realized gains (losses)	406,659	(106,923)	427,161	540,089
Total revenues	557,476	46,730	584,602	725,380

Policyholder benefits and other expenses	393,702	(167,301)	679,263	803,039
Income (loss) before taxes	163,774	214,031	(94,661)	(77,659)
Net income (loss)	$ 111,651	$ 144,800	$ (64,395)	$ (57,782)

		2009
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 108,740	$ 118,589	$ 163,751	$ 124,168
Net investment income and net realized gains	271,606	1,106,152	692,608	435,364
Total revenues	380,346	1,224,741	856,359	559,532

Policyholder benefits and other expenses	166,368	670,128	272,486	699,822
Income (loss) before taxes	213,978	554,613	583,873	(140,290)

Net income (loss) from continuing operations	141,276	353,433	469,163	(87,347)

(Loss) income from discontinued operations, net of tax	(91,662)	87,878	148,510	(39,755)

Net income (loss)	$ 49,614	$ 441,311	$ 617,673	$ (127,102)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)).

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed its internal controls over financial reporting as of December 31, 2010 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended December 31, 2010 that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14. Principal Accounting Fees and Services.

For the fiscal years ended December 31, the fees billed to the Company by its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000’s):

Nature of Services	2010	2009
Audit fees	$3,550	$4,168
Audit-related fees	1,422	1,244
Tax fees	-	-
All other fees	156	-

Total	$5,128	$5,412

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

All Other Fees

These fees related to benchmarking study services which compared certain cost structures and efficiencies of the Company's annuities operations against other participants in the study, as well as due diligence services related to potential enhancements to the Company's distribution systems.

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

The Corporation and its subsidiaries will not employ or appoint as chief executive officer, president, chief financial officer, chief operating officer, general counsel, chief accounting officer, controller, director of internal audit, director of financial reporting, treasurer, appointed actuary or any equivalent position within the Corporation or subsidiary, any person who was, at any time during the previous two years, employed by the External Auditor and who provided any services to the Corporation or any subsidiary.  In addition, the Company will not employ or appoint as a member of the board of directors any person who was, at any time during the previous two years, employed by the External Auditor and who provided services to the Company.

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial statements (set forth in Item 8):

- Consolidated Statements of Operations for each of the three years ended December 31, 2010, December 31, 2009 and December 31, 2008.

- Consolidated Balance Sheets at December 31, 2010 and December 31, 2009.

- Consolidated Statements of Comprehensive Income (Loss) for each of the three years December 31, 2010, December 31, 2009 and December 31, 2008.

- Consolidated Statements of Stockholder’s Equity for each of the three years ended December 31, 2010, December 31, 2009 and December 31, 2008.

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010, December 31, 2009 and December 31, 2008.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE I
SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2010
(in 000’s)

Available-for-sale fixed maturity securities:	Cost	Fair Value	Balance Sheets Amounts
Non-corporate securities
Asset-backed securities	$694	$715	$715
Residential mortgage-backed securities	32,263	34,614	34,614
Commercial mortgage-backed securities	15,952	15,050	15,050
Foreign government & agency securities	506	563	563
U.S. States and political subdivisions securities	217	214	214
U.S. treasury and agency securities	371,704	375,233	375,233
Total non-corporate securities	421,336	426,389	426,389

Corporate securities	1,001,615	1,069,534	1,069,534
Total available-for-sale fixed maturity securities	$1,422,951	$1,495,923	$1,495,923

Trading fixed maturity securities:
Non-corporate securities
Asset-backed securities	$544,106	$411,980	$411,980
Residential mortgage-backed securities	1,184,184	922,793	922,793
Commercial mortgage-backed securities	917,650	819,195	819,195
Foreign government & agency securities	122,537	130,776	130,776
U.S. States and political Subdivisions securities	605	613	613
U.S. treasury and agency securities	745,460	747,619	747,619
Total non-corporate securities	3,514,542	3,032,976	3,032,976

Corporate securities	8,195,874	8,434,142	8,434,142
Total trading fixed maturity securities	$11,710,416	$11,467,118	$11,467,118

Mortgage loans	$1,737,528	$1,811,567	$1,737,528
Derivative instruments – receivable	198,064	198,064	198,064
Limited partnerships	41,622	41,622	41,622
Real estate	214,665	214,665	214,665
Policy loans	717,408	859,668	717,408
Other invested assets	33,132	27,456	27,456
Short-term investments	832,739	832,739	832,739
Total investments	$3,775,158	$3,985,781	$3,769,482

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in 000’s)

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Other Policy Claims and Benefits Payable(1)

Wealth Management
2010	$1,466,505	$14,221,135	$15,642
2009	1,964,585	16,380,302	15,993

Group Protection
2010	$-	$85,911	$9,827
2009	-	83,287	10,570

Individual Protection
2010	$216,054	$1,135,696	$16,375
2009	209,057	1,061,638	21,499

Corporate
2010	$-	$-	$-
2009	-	-	-

Segment	Net Investment Income (Loss) (2)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs And Value of Business Acquired	Interest and Other Operating Expenses

Wealth Management
2010	$1,444,054	$569,811	$670,759	$274,184
2009	2,510,698	416,442	1,004,949	202,191
2008	(1,965,792)	816,057	(1,054,464)	182,622

Group Protection
2010	$8,824	$73,454	$1,327	$31,565
2009	15,668	81,357	4,976	32,801
2008	(2,905)	73,394	5,409	32,294

Individual Protection
2010	$25,755	$(1,623)	$25,016	$45,192
2009	68,352	(1,592)	14,736	27,333
2008	(10,120)	32,918	3,415	83,864

Corporate
2010	$(88,423)	$-	$-	$19,018
2009	(12,411)	-	-	25,611
2008	8,449	-	-	23,324

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses.

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.
SCHEDULE IV
REINSURANCE
(in 000’s)

			Ceded to
	Direct	Assumed	Other	Net
	Amount	Amount	Companies	Amount

2010
Life Insurance In-Force	$58,150,057	$267,963	$37,432,073	$20,985,947

Premiums
Life Insurance	$45,033	$9,302	$4,161	$50,174
Accident and Health	49,836	38,314	2,149	86,001
Total Premiums	$94,869	$47,616	$6,310	$136,175

2009
Life Insurance In-Force	$57,579,257	$36,947,180	$332,851	$20,964,928

Premiums
Life Insurance	$41,754	$10,220	$3,885	$48,089
Accident and Health	44,917	42,636	1,396	86,157
Total Premiums	$86,671	$52,856	$5,281	$134,246

2008
Life Insurance In-Force	$62,999,322	$38,538,037	$1,480,148	$25,941,433

Premiums
Life Insurance	$43,066	$11,117	$3,754	$50,429
Accident and Health	24,872	47,844	412	72,304
Total Premiums	$67,938	$58,961	$4,166	$122,733

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

10.1
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

10.2
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

10.3
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

10.4
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

10.5
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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

By:	/s/ Westley V. Thompson
Westley V. Thompson
President, SLF U.S.

Date:	March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Westley V. Thompson	President, SLF U.S. and Director
Westley V. Thompson	(principal executive officer)

/s/ Ronald H,. Friesen	Senior Vice President and Chief Financial Officer
Ronald H. Friesen	and Director
(principal financial officer)

/s/ Douglas C. Miller	Vice President and Controller
Douglas C. Miller	(principal accounting officer)

Director
Thomas A. Bogart

/s/ Scott M. Davis	Director
Scott M. Davis

/s/ Stephen L. Deschenes	Director
Stephen L. Deschenes

/s/ Colm J. Freyne	Director
Colm J. Freyne

/s/ Terrance J. Mullen	Director
Terrence J. Mullen

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

The registrant is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc. and does not send annual reports or proxy material to its sole security holder.