Form 10-Q
period 2011-03-31
SUN LIFE ASSURANCE CO OF CANADA US
filed 2011-05-13
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended March 31, 2011
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, 333-144912-01, 333-155716, 333-333-155726, 333-155791, 333-155792, 333-155793, 333-155797, 333-156303, 333-156304, 333-156308, 333-160605, 333-160606, 333-160607, 333-169558-01, 333-169559-01, 333-169560-01, and 333-169561-01

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Registrant has 6,437 shares of common stock outstanding as of May 13, 2011, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2011	2010

Revenues

Premiums and annuity considerations	$34,277	$35,064
Net investment income (1)	291,998	443,829
Net derivative income (loss) (Note 5)	27,770	(41,450)
Net realized investment gains, excluding impairment losses on available-for-sale securities	4,083	5,165
Other-than-temporary impairment losses (2) (Note 5)	(71)	(885)
Fee and other income	148,021	115,753

Total revenues	506,078	557,476

Benefits and Expenses

Interest credited	87,876	89,383
Interest expense	11,092	17,097
Policyowner benefits	44,967	34,603
Amortization of deferred policy acquisition costs, value of business and customer renewals acquired	248,114	171,709
Other operating expenses	89,485	80,910

Total benefits and expenses	481,534	393,702

Income before income tax expense	24,544	163,774

Income tax expense	4,159	52,123

Net income	$20,385	$111,651

(1)
Net investment income includes an increase in market value of trading fixed maturity securities of $121.3 million and $270.4 million for the three-month periods ended March 31, 2011 and 2010, respectively.

(2)
The other-than-temporary impairment (“OTTI”) losses for the three-month periods ended March 31, 2011 and 2010 represent solely credit losses.  The Company incurred no non-credit OTTI losses during the three-month periods ended March 31, 2011 and 2010 as such, no non-credit OTTI losses were recognized in other comprehensive income for the periods.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
ASSETS	March 31, 2011	December 31, 2010
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost of $1,519,833 and $1,422,951 in 2011 and 2010, respectively) (Note 5)	$1,579,255	$1,495,923
Trading fixed maturity securities at fair value (amortized cost of $11,531,390 and $11,710,416 in 2011 and 2010, respectively) (Note 5)	11,409,870	11,467,118
Mortgage loans (Note 5)	1,685,060	1,737,528
Derivative instruments – receivable (Note 5)	205,910	198,064
Limited partnerships	39,000	41,622
Real estate	216,449	214,665
Policy loans	714,322	717,408
Other invested assets	46,536	27,456
Short-term investments	261,958	832,739
Cash and cash equivalents	1,054,028	736,323
Total investments and cash	17,212,388	17,468,846

Accrued investment income	202,757	188,786
Deferred policy acquisition costs and sales inducement asset	1,506,460	1,682,559
Value of business and customer renewals acquired	108,522	134,985
Net deferred tax asset (Note 10)	376,693	394,297
Goodwill (Note 9)	7,299	7,299
Receivable for investments sold	34,431	5,328
Reinsurance receivable	2,332,613	2,347,086
Other assets	171,089	125,529
Separate account assets	27,887,322	26,880,421

Total assets	$49,839,574	$49,235,136

LIABILITIES

Contractholder deposit funds and other policy liabilities	$14,143,364	$14,593,228
Future contract and policy benefits	829,867	849,514
Payable for investments purchased	154,008	44,827
Accrued expenses and taxes	45,086	52,628
Debt payable to affiliates	783,000	783,000
Reinsurance payable	2,216,725	2,231,835
Derivative instruments – payable (Note 5)	311,765	362,023
Other liabilities	303,304	285,056
Separate account liabilities	27,887,322	26,880,421

Total liabilities	46,674,441	46,082,532

Commitments and contingencies (Note 7)

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2011 and 2010	$6,437	$6,437
Additional paid-in capital	3,929,012	3,928,246
Accumulated other comprehensive income	37,931	46,553
Accumulated deficit	(808,247)	(828,632)

Total stockholder’s equity	3,165,133	3,152,604

Total liabilities and stockholder’s equity	$49,839,574	$49,235,136

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2011	2010

Net income	$20,385	$111,651

Other comprehensive (loss) income:

Change in unrealized holding (losses) gains on available-for-sale fixed maturity securities, net of tax (1)	(4,705)	8,168
Reclassification adjustment for OTTI losses, net of tax (2)	-	104
Reclassification adjustments of realized investment losses into net income, net of tax (3)	(3,917)	(2,383)

Other comprehensive (loss) income	(8,622)	5,889

Comprehensive income	$11,763	$117,540

(1)	Net of tax benefit (expense) of $2.5 million and $(4.4) million for the three-month periods ended March 31, 2011 and 2010, respectively.
(2)	Represents an adjustment to OTTI losses due to the sale of other-than-temporarily impaired available-for-sale fixed maturity securities.
(3)	Net of tax benefit of $2.1 million and $1.3 million for the three-month periods ended March 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the three-month periods ended March 31, 2011 and 2010

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (1)	Accumulated Deficit	Total Stockholder’s Equity

Balance at December 31, 2009	$6,437	$3,527,677	$35,244	$(962,906)	$2,606,452

Net income	-	-	-	111,651	111,651
Tax benefit from stock options	-	168	-	-	168
Capital contribution from Parent	-	400,000	-	-	400,000
Other comprehensive income	-	-	5,889	-	5,889

Balance at March 31, 2010	$6,437	$3,927,845	$41,133	$(851,255)	$3,124,160

Balance at December 31, 2010	$6,437	$3,928,246	$46,553	$(828,632)	$3,152,604

Net income	-	-	-	20,385	20,385
Tax benefit from stock options	-	766	-	-	766
Other comprehensive loss	-	-	(8,622)	-	(8,622)

Balance at March 31, 2011	$6,437	$3,929,012	$37,931	$(808,247)	$3,165,133

(1) As of March 31, 2011, the total amount of after tax non-credit OTTI losses recorded in the Company’s accumulated other comprehensive income was $8.0 million.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2011	2010

Cash Flows From Operating Activities:
Net income	$20,385	$111,651
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	10,288	2,587
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	248,114	171,709
Depreciation and amortization	4,916	1,214
Net (gain) loss on derivatives	(40,770)	6,121
Net realized gains and OTTI credit losses on available-for-sale investments	(4,012)	(4,280)
Net increase in fair value of trading investments	(121,321)	(270,435)
Net realized (gains) losses on trading investments	(2,221)	33,927
Undistributed loss on private equity limited partnerships	694	1,631
Interest credited to contractholder deposits	87,876	89,383
Deferred federal income taxes	22,247	54,531
Changes in assets and liabilities:
Additions to deferred policy acquisition costs, sales inducement asset and value of business and customer renewals acquired	(42,855)	(56,139)
Accrued investment income	(13,971)	12,545
Net change in reinsurance receivable/payable	32,349	28,868
Future contract and policy benefits	(19,647)	(20,539)
Other, net	48,210	81,228

Net cash provided by operating activities	230,282	244,002

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	61,096	70,492
Trading fixed maturity securities	761,065	737,625
Mortgage loans	50,056	25,096
Other invested assets	(121,031)	(64,561)
Purchases of:
Available-for-sale fixed maturity securities	(151,392)	(46,399)
Trading fixed maturity securities	(595,288)	(1,332,465)
Mortgage loans	(1,495)	(15,431)
Real estate	(6,461)	(904)
Other invested assets	(32,224)	(16,616)
Net change in policy loans	3,086	12,298
Net change in short-term investments	570,781	(784,436)

Net cash provided by (used in) investing activities	$538,193	$(1,415,301)

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

For the three-month periods ended March 31,

	Unaudited
	2011	2010

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$251,867	$328,615
Withdrawals from contractholder deposit funds	(688,440)	(610,810)
Capital contribution from Parent	-	400,000
Other, net	(14,197)	(17,617)

Net cash (used in) provided by financing activities	(450,770)	100,188

Net change in cash and cash equivalents	317,705	(1,071,111)

Cash and cash equivalents, beginning of period	736,323	1,804,208

Cash and cash equivalents, end of period	$1,054,028	$733,097

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

The Company and its subsidiaries are engaged in the sale of a variety of wealth accumulation products, protection products and institutional investment contracts.  These products include funding agreements, individual and group fixed and variable annuities, individual and group variable life insurance, individual universal life insurance, and group life, group disability, group dental and group stop loss insurance.  These products are distributed through individual insurance agents, financial planners, insurance brokers, and broker-dealers to both the tax qualified and non-tax-qualified markets.  The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.  In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”), is authorized to transact business in the State of New York.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of March 31, 2011, the Company directly or indirectly owned all of the outstanding shares of SLNY, a New York life insurance company which issues individual fixed and variable annuity contracts, individual life insurance, and group life, group disability, group dental and stop loss insurance in New York; Independence Life and Annuity Company, a Rhode Island life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; Sun Parkaire Landing LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC.

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

As the sole beneficiary of the CARS Trust, the Company is required to consolidate this trust under Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation.” As a result of the consolidation, the Company has recorded in its condensed consolidated balance sheets a credit default swap held by the CARS Trust.  At issue, the swap had a seven-year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement. In the event that the trust was required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  As of March 31, 2011, the maximum future payments of the CARS Trust could be required to make is $37.4 million.  The CARS Trust made no payment during the three-month period ended March 31, 2011.  As of March 31, 2011 and December 31, 2010, the fair value of the credit default swap was a liability of $23.8 million and $27.3 million, respectively. As of March 31, 2011 and December 31, 2010, the fair value of the assets held as collateral by the CARS Trust was $36.9 million and $36.3 million, respectively.  The carrying amount of the interest in this variable interest entity (“VIE”) is included in trading fixed maturity security annuities in the Company’s condensed consolidated balance sheets.

To determine the nature of the Company's interest in a variable interest entity, the Company performs an assessment of each party’s interest in the VIE beyond any voting interest it may have.  This assessment looks to sufficiency of an equity investment at risk in terms of the entity's ability to self-finance its activities, as well as other indicators of control including the power to direct activities that impact economic performance, the obligation to absorb expected losses and the right to receive expected returns. The Company is deemed to control a VIE when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  If the Company determines that it is the VIE’s primary beneficiary, the VIE must be consolidated in the Company’s condensed consolidated financial statements.  At March 31, 2011, other than the CARS Trust, the Company had no interest in significant VIE’s for which consolidation is required under FASB ASC Topic 810.

All inter-company transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those used in determining the fair value of financial instruments, goodwill, deferred policy acquisition costs (“DAC”), including sales inducement asset (“SIA”), value of business acquired (“VOBA”), value of customer renewals acquired (“VOCRA”), liabilities for future contract and policyholder benefits, accruals, other-than-temporary impairments of investments, allowance for loan loss, valuation allowance on deferred tax assets and provision for income taxes.  Actual results could differ from those estimates.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

SIGNIFICANT ACCOUNTING POLICIES

For a description of the Company’s significant accounting policies, refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2010, which should be read in conjunction with the accompanying condensed consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles–Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).”  The amendments of ASU 2010-28 require reporting units with zero or negative carrying amounts to perform Step 2 of goodwill impairment test if it is more likely than not that a goodwill impairment exists and to consider adverse qualitative factors when performing the impairment test.  The amendments in ASU 2010-28 are effective for interim periods and fiscal years beginning after December 15, 2010.  Early adoption is not permitted.  The Company adopted ASU 2010-28 on January 1, 2011 and the adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).”  The amendments of ASU 2010-29 provide guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented.  ASU 2010-29 requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also require the supplemental pro forma disclosure to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly related to the business combination.  The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company adopted ASU 2010-29 on January 1, 2011 and will apply this guidance to future business combinations.

In April 2010, the FASB issued ASU 2010-15, “Financial Services–Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments–a consensus of the FASB Emerging Issues Task Force,” to provide guidance regarding accounting for investment funds determined to be VIE’s. Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts.  In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its controlling interest in a VIE, unless the separate account contract holder is a related party.  The guidance is effective, on a retrospective basis, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2010.  The Company adopted ASU 2010-15 on January 1, 2011 and the adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

Refer to Note 1 of the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2010 for other accounting pronouncements that the Company adopted during the year ended December 31, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”).  In evaluating whether a restructuring constitutes a TDR a creditor must use judgment to determine whether the following exist:

1.	The borrower is experiencing financial difficulties and
2.	The lender has granted a concession to the borrower.

ASU 2011-02 amends ASC Topic 310 to include financial difficulty indicators (such as debtor default, debtor bankruptcy or concerns about the future as a going concern) that the lender should consider in determining whether a borrower is experiencing financial difficulties.  The amendments also clarify that a borrower could be experiencing financial difficulties even though the borrower is not currently in payment default but default is probable in the foreseeable future.

ASU 2011-02 provides guidance on whether the lender has granted a concession to the borrower and notes that:

•
A borrower’s inability to access funds at a market rate for a new loan with similar risk characteristics as the modified loan indicates that the modification was executed at a below-market rate and therefore may indicate that a concession was granted.

•
A temporary or permanent increase in the contractual interest rate as a result of restructuring does not preclude the restructuring from being considered a concession because the rate may still be below market.

•	A restructuring that results in an insignificant delay in contractual cash flow is not considered to be a concession.

The amendments in ASU 2011-2 are effective for the first interim or annual period beginning on or after June 15, 2011.  These amendments are to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  The Company will adopt ASU 2011-2 on July 1, 2011 and is assessing the impact of this adoption.

In October 2010, the FASB issued ASU 2010-26, “Financial Services–Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force),” which amends FASB ASC Topic 944 to modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The amendments specify that only incremental costs of successful contract acquisition that result directly from and are essential to the contract transactions can be capitalized as deferred acquisition costs.  The incremental direct costs are those costs that would not have been incurred by the insurance entity if the contract transactions did not occur.  The amendments in ASU 2010-26 are effective for interim periods and fiscal years beginning after December 15, 2011.  The Company will adopt ASU 2010-20 on January 1, 2012 and is assessing the impact of this adoption.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

The Company has significant transactions with affiliates.  Management believes inter-company revenues and expenses are calculated on a reasonable basis.  However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis and these transactions were with unrelated parties.  Below is a summary of transactions with non-consolidated affiliates.

Related Party Reinsurance Transactions

As more fully described in Note 6 to the Company’s condensed consolidated financial statements, the Company and its subsidiary, SLNY, are party to several reinsurance transactions with Sun Life Assurance Company of Canada (“SLOC”) and other affiliates.  Reinsurance premiums with related parties are based on market rates.

Capital Transactions

The Company did not receive any capital contribution from the Parent during the three-month period ended March 31, 2011.  During the year ended December 31, 2010, the Company received capital contributions totaling $400.0 million from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure the Company continues to exceed certain capital requirements, as prescribed by the National Association of Insurance Comissioners (“NAIC”).  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies.  The risk-based capital formulas for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

The Company did not declare or pay any dividends during the three-month period ending March 31, 2011 or the year ending December 31, 2010.

Debt Transactions

At March 31, 2011 and December 31, 2010, the Company had $18.0 million in promissory notes issued to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”), an affiliate.  The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $0.3 million for each of the three-month periods ended March 31, 2011 and 2010, respectively.

At March 31, 2011 and 2010, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc, an affiliate.  The Company expensed $10.6 million for interest on these surplus notes for each of the three-month periods ended March 31, 2011 and 2010, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900.0 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”), an affiliate, due 2013.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III. Total interest credited for the funding agreements was $1.5 million and $1.3 million for the three-month periods ended March 31, 2011 and 2010, respectively. The Company also issued a $100.0 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $0.2 million for each of the three-month periods ended March 31, 2011 and 2010, respectively, for interest on this demand note.

The Company has entered into an interest rate swap agreement with LLC III with an aggregate notional amount of $900.0 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900.0 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”), an affiliate, due 2011.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for the funding agreements was $1.3 million and $1.1 million for the three-month periods ended March 31, 2011 and 2010.  The Company also issued a $100.0 million floating rate demand note payable to LLC II on May 24, 2006.  The Company expensed $0.1 million for each of the three-month periods ended March 31, 2011 and 2010, respectively, for interest on this demand note.

The Company has entered into an interest rate swap agreement with LLC II with an aggregate notional amount of $900.0 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On July 1 and July 8, 2010, the Company paid $900.0 million and $10.0 million, respectively, to Sun Life Financial Global Funding, LLC (“LLC”) due to the maturity of funding agreements.  Total interest credited for these funding agreements was $1.4 million for the three-month period ended March 31, 2010.  On August 6, 2010, the Company also paid $100.1 million to LLC including $140 thousand in interest due to the maturity of a $100.0 million floating rate demand note.  The Company expensed $0.2 million for the three-month period ended March 31, 2010 for interest on this demand note.  The related $900.0 million interest rate swap agreement expired on July 6, 2010 due to the maturity of the underlying floating rate funding agreements with LLC.

The account values related to the funding agreements issued to LLC III and LLC II are reported in the Company’s condensed consolidated balance sheets as a component of contract holder deposit funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative Service Agreements, Rent and Other

Effective December 31, 2009, the Company transferred all of its employees to an affiliate, Sun Life Financial (U.S.) Services Company, Inc. (“Sun Life Services”), with the exception of 28 employees who were transferred to Sun Life Financial Distributors, Inc. (“SLFD”), another affiliate.  The tax benefits, associated with SLF stock options that had been granted to employees of the Company prior to the employee transfer, is recognized by the Company in stockholder’s equity when these benefits vest.  Neither Sun Life Services nor SLFD are included in the accompanying condensed consolidated financial statements.  Concurrent with this transaction, Sun Life Services assumed the sponsorship of the Company’s retirement plans.  As a result of this transaction, the Company transferred to Sun Life Services all employee-benefits related assets and liabilities, the associated deferred tax asset, and certain property, equipment and software.  For more details on these transactions, see Note 3 of the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The transfer of fixed assets from the Company to Sun Life Services discussed above, along with the administrative service agreement, resulted in a sale-leaseback transaction.  The Company recorded a deposit liability of $17.1 million which represents the cost of certain of the assets transferred.  The Company will amortize the liability over the remaining useful life of the assets that have been sold, which is estimated to be seven years.  As of March 31, 2011, the remaining deposit liability was $13.5 million.

Pursuant to an administrative services agreement between the Company and Sun Life Services, Sun Life Services provides human resources services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative, and other operational support functions) to the Company.  The Company reimburses Sun Life Services for the cost of such services, plus, with respect to certain of those services, pays an arms-length based profit margin agreed upon by the parties.  Total payments under this agreement were $34.8 million and $28.7 million for the three-month periods ended March 31, 2011 and 2010, respectively.

The Company also participated in pension and other retirement plans sponsored by Sun Life Services.  The cost of these benefits to the Company were allocated and charged to the Company in a manner consistent with the allocation of employee compensation expenses and the number of participants.  For the three-month periods ended March 31, 2011 and 2010, expenses of $1.4 million and $1.9 million, respectively, were allocated to the Company by Sun Life Services for the pension and other benefits plans.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada – U.S. Operations Holdings, Inc, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement were approximately $3.3 million for each of the three-month periods ended March 31, 2011 and 2010, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), an affiliate and registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $4.0 million and $2.8 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The Company also paid $5.6 million and $5.3 million for the three-month periods ended March 31, 2011 and 2010, respectively, in investment management services fees to SCA.

The Company has an administrative service agreement with Sun Life Information Services Canada, Inc. (“SLISC”), an affiliate, under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement amounted to approximately $4.5 million and $4.2 million for the three-month periods ended March 31, 2011 and 2010, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited (“SLISIL”), an affiliate, under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $6.1 million and $5.7 million for the three-month periods ended March 31, 2011 and 2010, respectively.

During the three-month periods March 31, 2011 and 2010, the Company paid $10.0 million and $10.5 million, respectively, in distribution fees to SLFD.

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2014 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to $3.0 million for each of the three-month periods ended March 31, 2011 and 2010 respectively.  Rental income is reported as a component of net investment income on the Company’s condensed consolidated statements of operations.

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

Individual Protection

The Individual Protection segment markets, sells and administers a variety of life insurance products sold to individuals and corporate owners of life insurance.  The products include whole life, universal life and variable life insurance products.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the Company’s four segments (in 000’s):

	Three-month period ended March 31, 2011

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Total
Total revenues	$ 459,888	$ 19,506	$ 31,307	$ (4,623)	$ 506,078
Total benefits and expenses	424,528	21,893	30,418	4,695	481,534
Income (loss) before income tax expense (benefit)	35,360	(2,387)	889	(9,318)	24,544
Net income (loss)	$ 27,963	$ (1,489)	$ 583	$ (6,672)	$ 20,385

	Three-month period ended March 31, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Total
Total revenues	$ 542,125	$ 15,226	$ 32,261	$ (32,136)	$ 557,476
Total benefits and expenses	337,465	14,215	31,148	10,874	393,702
Income (loss) before income tax expense (benefit)	204,660	1,011	1,113	(43,010)	163,774
Net income (loss)	$ 138,135	$ 711	$ 723	$ (27,918)	$ 111,651

4. FAIR VALUE MEASUREMENT

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

The Company has categorized its financial instruments that are carried at fair value into a three-level hierarchy based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

On April 1, 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances which indicate that a transaction is not orderly.  The Company reviewed its pricing sources and methodologies and has concluded that its various pricing sources and methodologies are in compliance with this guidance.  During the three-month period ended March 31, 2011, there were no changes to these valuation techniques and the related inputs.

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

The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith and credit of the Government, municipal bonds, structured notes and certain asset-backed securities (“ABS”), including collateralized debt obligations, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), certain corporate debt, certain private equity investments and certain derivatives, including derivatives embedded in insurance contracts.

Level 3

•
Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  They reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Generally, the types of assets and liabilities utilizing Level 3 valuations are certain ABS, RMBS and CMBS, certain corporate debt, certain private equity investments, certain mutual fund holdings and certain derivatives, including derivatives embedded in annuity contracts and certain funding agreements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of March 31, 2011 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$207	$7	$214
Residential mortgage-backed securities	-	31,966	-	31,966
Commercial mortgage-backed securities	-	12,905	2,089	14,994
Foreign government & agency securities	-	559	-	559
U.S. states and political subdivisions securities	-	214	-	214
U.S. treasury and agency securities	481,313	-	-	481,313
Corporate securities	-	1,042,609	7,386	1,049,995
Total available-for-sale fixed maturity securities	481,313	1,088,460	9,482	1,579,255

Trading fixed maturity securities:
Asset-backed securities	-	313,228	90,706	403,934
Residential mortgage-backed securities	-	756,408	145,035	901,443
Commercial mortgage-backed securities	-	777,162	81,994	859,156
Foreign government & agency securities	-	115,236	13,165	128,401
U.S. states and political subdivisions securities	-	609	-	609
U.S. treasury and agency securities	805,007	9,271	1,096	815,374
Corporate securities	-	8,194,416	106,537	8,300,953
Total trading fixed maturity securities	805,007	10,166,330	438,533	11,409,870

Derivative instruments - receivable:
Interest rate contracts	-	65,086	-	65,086
Foreign currency contracts	-	40,208	-	40,208
Equity contracts	35,595	39,228	20,459	95,282
Futures	5,334	-	-	5,334
Total derivative instruments - receivable	40,929	144,522	20,459	205,910

Other invested assets	3,810	27,555	10,156	41,521
Short-term investments	261,958	-	-	261,958
Cash and cash equivalents	1,054,028	-	-	1,054,028
Total investments and cash	2,647,045	11,426,867	478,630	14,552,542

Separate account assets:
Mutual fund investments	23,265,062	26,851	-	23,291,913
Equity investments	190,475	134	64	190,673
Fixed income investments	368,800	5,759,915	66,935	6,195,650
Alternative investments	9,665	74,646	348,076	432,387
Other investments	3,300	-	-	3,300
Total separate account assets (1) (2)	23,837,302	5,861,546	415,075	30,113,923

Total assets measured at fair value on a recurring basis	$26,484,347	$17,288,413	$893,705	$44,666,465

(1) Pursuant to the conditions set forth in FASB ASC Topic 944, “Financial Services–Insurance,” the value of separate account liabilities is set to equal the fair value of the separate account assets.

(2) Excludes $2,226.6 million, primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820, “Fair Value Measurement.”

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of March 31, 2011 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability (1)	$-	$-	$(122,682)	$(122,682)
Guaranteed minimum accumulation benefit liability (1)	-	-	(34,560)	(34,560)
Derivatives embedded in reinsurance contracts(1)	-	62,712	20,459	83,171
Fixed index annuities(1)	-	-	139,577	139,577
Total other policy liabilities	-	62,712	2,794	65,506

Derivative instruments – payable:
Interest rate contracts	-	281,475	-	281,475
Foreign currency contracts	-	3,990	-	3,990
Credit contracts	-	-	23,846	23,846
Futures contracts	2,454	-	-	2,454
Total derivative instruments – payable	2,454	285,465	23,846	311,765

Other liabilities:
Bank overdrafts	46,265	-	-	46,265

Total liabilities measured at fair value on a recurring basis	$48,719	$348,177	$26,640	$423,536

(1) The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s condensed consolidated balance sheets.  At March 31, 2011, the net balances of guaranteed minimum withdrawal and accumulation benefits were in an asset position.

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of December 31, 2010 (000’s):

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

Other policy liabilities:  The fair values of S&P 500 Index and other equity-linked embedded derivatives are produced using standard derivative valuation techniques.  Guaranteed minimum accumulation benefit (“GMAB”) or guaranteed minimum withdrawal benefit (“GMWB”) are considered to be derivatives under FASB ASC Topic 815 “Derivatives and Hedging,” and are included in contractholder deposit funds and other policy liabilities in the Company’s condensed consolidated balance sheets.  Consistent with the provisions of FASB ASC Topic 820, the Company incorporates risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.

Other liabilities:  This financial instrument consists of issued checks and transmitted wires that have not been cashed and processed in the Company’s bank accounts as of the end of the reporting period.  Similar to cash, the carrying value for other liabilities approximates fair value due to the liquidity of the balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended March 31, 2011 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Ending balance	Change in total gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in OCI
Available-for-sale fixed maturity securities:
Asset-backed	$ 11	$ (7)	$ 3	$ -	$ -	$ -	$ -	$ -	$ -	$ 7	$ -
Residential mortgage-backed	-	-	-	-	-	-	-	-	-	-	-
Commercial mortgage-backed	2,047	(133)	175	-	-	-	-	-	-	2,089	-
Foreign government & agency	-	-	-	-	-	-	-	-	-	-	-
U.S. states & political subdivisions	-	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency	-	-	-	-	-	-	-	-	-	-	-
Corporate	1,135	5	178	6,102	-	-	(34)	-	-	7,386	-
Total available-for-sale fixed maturity securities	3,193	(135)	356	6,102	-	-	(34)	-	-	9,482	-

Trading fixed maturity securities:
Asset-backed	90,851	9,233	-	-	-	-	(2,069)	10,033	(17,342)	90,706	8,980
Residential mortgage-backed	88,719	9,405	-	-	-	-	(6,696)	87,338	(33,731)	145,035	11,690
Commercial mortgage-backed	82,171	758	-	-	-	-	(935)	-	-	81,994	1,151
Foreign government & agency	13,790	(625)	-	-	-	-	-	-	-	13,165	(212)
U.S. states & political subdivisions	-	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency	1,101	(5)	-	-	-	-	-	-	-	1,096	3
Corporate	132,556	6,999	-	6,932	(3,404)	-	(4,127)	3,202	(35,621)	106,537	6,431
Total trading fixed maturity securities	409,188	25,765	-	6,932	(3,404)	-	(13,827)	100,573	(86,694)	438,533	28,043

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-	-
Equity contracts	13,785	6,204	-	1,496	-	-	(1,026)	-	-	20,459	6,204
Futures Contracts	-	-	-	-	-	-	-	-	-	-	-
Total derivative instruments – receivable	13,785	6,204	-	1,496	-	-	(1,026)	-	-	20,459	6,204

Other invested assets	8,343	633	180	1,000	-	-	-	-	-	10,156	633
Short-term investments	-	-	-	-	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-	-	-	-	-
Total investments and cash	434,509	32,467	536	15,530	(3,404)	-	(14,887)	100,573	(86,694)	478,630	34,880

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-	-	-	-	-
Equity investments	-	-	-	-	-	-	-	64	-	64	-
Fixed income investments	56,323	27	-	69,387	(67,214)	-	(6,856)	32,401	(17,133)	66,935	(265)
Alternative investments	293,254	13,676	-	59,978	(19,556)	-	(2,476)	3,200	-	348,076	13,014
Other investments	-	-	-	-	-	-	-	-	-	-	-
Total separate account assets (1)	349,577	13,703	-	129,365	(86,770)	-	(9,332)	35,665	(17,133)	415,075	12,749

Total assets measured at fair value on a recurring basis	$784,086	$ 46,170	$ 536	$144,895	$(90,174)	$ -	$ (24,219)	$136,238	$(103,827)	$893,705	$ 47,629

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended March 31, 2011 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Ending balance	Change in total (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in OCI

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability (1)	$ 2,245	$ (175,977)	$ -	$ -	$ -	$ 51,050	$ -	$ -	$ -	$ (122,682)	$ (177,433)
Guaranteed minimum accumulation benefit liability (1)	49	(40,508)	-	-	-	5,899	-	-	-	(34,560)	(40,903)
Derivatives embedded in reinsurance contracts(1)	-	-	-	-	-	20,459	-	-	-	20,459	-
Fixed index annuities(1)	131,608	5,524	-	-	-	2,445	-	-	-	139,577	15,834
Total other policy liabilities	133,902	(210,961)	-	-	-	79,853	-	-	-	2,794	(202,502)

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-	-
Credit contracts	27,341	(3,495)	-	-	-	-	-	-	-	23,846	(3,495)
Futures Contracts	-	-	-	-	-	-	-	-	-	-	-
Total derivative instruments – payable	27,341	(3,495)	-	-	-	-	-	-	-	23,846	(3,495)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-	-	-	-	-
Total liabilities measured at fair value on a recurring basis	$161,24	$ (214,456)	$ -	$ -	$ -	$ 79,853	$ -	$ -	$ -	$ 26,640	$ (205,997)

(1)
The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s condensed consolidated balance sheets.  At March 31, 2011, the net balances of guaranteed minimum withdrawal and accumulation benefits were in an asset position.

Gains and losses related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the three-month period ended March 31, 2011, are reported as follows (in 000’s):

	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment income	$26,398	$28,676
Net derivative income	220,660	212,201
Net realized investment losses, excluding impairment losses on available-for-sale securities	(135)	-
Net gains	$246,923	$240,877

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

(2) Transfers in and/or (out) of level 3 during the three-month period ended March 31, 2010 are primarily attributable to changes in the observability of inputs used to price the securities.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the three-month period ended March 31, 2011, the Company transferred the following assets into (out of) levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ -
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-
Total available-for-sale fixed maturity securities	-	-	-	-	-	-

Trading fixed maturity securities:
Asset-backed securities	-	-	17,342	(10,033)	10,033	(17,342)
Residential mortgage-backed securities	-	-	33,731	(87,338)	87,338	(33,731)
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	35,621	(3,202)	3,202	(35,621)
Total trading fixed maturity securities	-	-	86,694	(100,573)	100,573	(86,694)

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	-	-	-	(64)	64	-
Fixed income investments	(1,244)	-	18,377	(32,401)	32,401	(17,133)
Alternative investments	-	-	-	(3,200)	3,200	-
Other investments	-	-	-	-	-	-
Total separate account assets	(1,244)	-	18,377	(35,665)	35,665	(17,133)

Total assets measured at fair value on a recurring basis	$ (1,244)	$ -	$ 105,071	$ (136,238)	$ 136,238	$ (103,827)

The Company did not change the categorization of its financial instruments during the three-month period ended March 31, 2011.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the three-month period ended March 31, 2010, the Company transferred the following assets into (out of) levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets

Available-for-sale fixed maturity securities: Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ -
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	7,184	-	-	(7,184)
Total available-for-sale fixed maturity securities	-	-	7,184	-	-	(7,184)

Trading fixed maturity securities:
Asset-backed securities	-	-	47,432	(9,275)	9,275	(47,432)
Residential mortgage-backed securities	-	-	80,597	(35,068)	35,068	(80,597)
Commercial mortgage-backed securities	-	-	696	-	-	(696)
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	17,424	-	-	(17,424)
Total trading fixed maturity securities	-	-	146,149	(44,343)	44,343	(146,149)

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	3,764	-	-	(3,764)	-	-
Fixed income investments	-	-	-	-	-	-
Alternative investments	-	-	2,969	-	-	(2,969)
Other investments	-	-	-	-	-	-
Total separate account assets	3,764	-	2,969	(3,764)	-	(2,969)

Total assets measured at fair value on a recurring basis	$ 3,764	$ -	$ 156,302	$ (48,107)	$ 44,343	$ (156,302)

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

4. FAIR VALUE MEASUREMENT (CONTINUED)

Financial Instruments Not Considered at Fair Value

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

The following table presents the Company’s financial instruments whose carrying amounts and estimated fair values  may differ (in 000’s) at:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Mortgage loans	$ 1,685,060	$ 1,749,104	$ 1,737,528	$ 1,811,567
Policy loans	$ 714,322	$ 850,872	$ 717,408	$ 859,668

Financial liabilities:
Contractholder deposit funds and other policy liabilities	$ 11,471,531	$ 11,141,684	$ 11,944,058	$ 11,490,525
Debt payable to affiliates	$ 783,000	$ 783,000	$ 783,000	$ 783,000

The following methods and assumptions were used by the Company in determining the estimated fair value of the above financial instruments:

Interest receivable on the above financial instruments is stated at carrying value which approximates fair value.

Mortgage loans: The fair values of mortgage are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  INVESTMENTS

Fixed Maturity Securities

The amortized cost and fair value of fixed maturity securities at March 31, 2011, were as follows (in 000’s):

			Gross
Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Unrealized Temporary Losses	OTTI Losses(1)	Fair Value
Non-corporate securities:
Asset-backed securities	$ 210	$ 7	$ (3)	$ -	$ 214
Residential mortgage-backed securities	29,794	2,172	-	-	31,966
Commercial mortgage-backed securities	15,759	483	(1,248)	-	14,994
Foreign government & agency securities	506	53	-	-	559
U.S. states and political subdivisions securities	216	-	(2)	-	214
U.S. treasury and agency securities	479,160	3,589	(1,436)	-	481,313
Total non-corporate securities	525,645	6,304	(2,689)	-	529,260

Corporate securities	994,188	69,099	(988)	(12,304)	1,049,995

Total available-for-sale fixed maturity securities	$ 1,519,833	$ 75,403	$ (3,677)	$ (12,304)	$ 1,579,255

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$ 523,772	$ 10,854	$ (130,692)	$ 403,934
Residential mortgage-backed securities	1,117,269	16,163	(231,989)	901,443
Commercial mortgage-backed securities	900,858	59,948	(101,650)	859,156
Foreign government & agency securities	120,994	7,407	-	128,401
U.S. states and political subdivisions securities	604	5	-	609
U.S. treasury and agency securities	815,149	2,309	(2,084)	815,374
Total non-corporate securities	3,478,646	96,686	(466,415)	3,108,917

Corporate securities	8,052,744	356,332	(108,123)	8,300,953

Total trading fixed maturity securities	$ 11,531,390	$ 453,018	$ (574,538)	$ 11,409,870

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturity Securities (continued)

The amortized cost and fair value of fixed maturity securities held at December 31, 2010, were as follows (000’s):

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturity Securities (continued)

The amortized cost and estimated fair value by maturity periods for fixed maturity investments held at March 31, 2011 are shown below (in 000’s).  Actual maturities may differ from contractual maturities on structured securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 28,852	$ 29,217
Due after one year through five years	773,143	818,278
Due after five years through ten years	99,263	103,117
Due after ten years	572,812	581,469
Subtotal – Maturities of available-for-sale fixed securities	1,474,070	1,532,081
ABS, RMBS and CMBS securities(1)	45,763	47,174
Total available-for-sale fixed securities	$ 1,519,833	$ 1,579,255

Maturities of trading fixed securities:
Due in one year or less	$ 1,270,571	$ 1,284,617
Due after one year through five years	4,464,381	4,636,733
Due after five years through ten years	1,805,203	1,903,897
Due after ten years	1,449,336	1,420,090
Subtotal – Maturities of trading fixed securities	8,989,491	9,245,337
ABS, RMBS and CMBS securities(1)	2,541,899	2,164,533
Total trading fixed securities	$ 11,531,390	$ 11,409,870
(1)	ABS, RMBS and CMBS securities are shown separately in the table as they are not due at a single maturity.

Gross gains of $21.5 million and gross losses of $4.3 million were realized on the sale of fixed maturity securities for the three-month period ended March 31, 2011.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Unrealized Losses

The following table shows the number of securities (not in thousands), fair value and gross unrealized losses, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI, of the Company’s available-for-sale fixed maturity investments, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at March 31, 2011 (in 000’s).

	Less than Twelve Months			Twelve Months or More			Total
	No. (1)	Fair Value	Gross Unrealized Losses	No. (1)	Fair Value	Gross Unrealized Losses	No. (1)	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	-	$ -	$ -	1	$ 7	$ (3)	1	$ 7	$ (3)
Residential mortgage-backed securities	1	25	-	-	-	-	1	25	-
Commercial mortgage-backed securities	1	488	(10)	4	2,089	(1,238)	5	2,577	(1,248)
U.S. states and political subdivisions	1	214	(2)	-	-	-	1	214	(2)
U.S. treasury and agency securities	2	23,181	(1,436)	-	-	-	2	23,181	(1,436)
Total non-corporate securities	5	23,908	(1,448)	5	2,096	(1,241)	10	26,004	(2,689)

Corporate securities	61	166,416	(5,158)	44	119,496	(8,134)	105	285,912	(13,292)
Total	66	$ 190,324	$ (6,606)	49	$ 121,592	$ (9,375)	115	$ 311,916	$ (15,981)

The following table shows the number of securities (not in thousands), fair value and gross unrealized losses, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI, of the Company’s available-for-sale fixed maturity investments, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at December 31, 2010 (in 000’s).

	Less than Twelve Months			Twelve Months or More			Total
	No. (1)	Fair Value	Gross Unrealized Losses	No. (1)	Fair Value	Gross Unrealized Losses	No. (1)	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	-	$ -	$ -	1	$ 11	$ (6)	1	$ 11	$ (6)
Residential mortgage-backed securities	1	26	-	-	-	-	1	26	-
Commercial mortgage-backed securities	-	-	-	5	2,534	(1,424)	5	2,534	(1,424)
Foreign government & agency securities	-	-	-	-	-	-	-	-	-
U.S. states and political subdivisions	1	214	(3)	-	-	-	1	214	(3)
U.S. treasury and agency securities	2	23,636	(971)	-	-	-	2	23,636	(971)
Total non-corporate securities	4	23,876	(974)	6	2,545	(1,430)	10	26,421	(2,404)

Corporate securities	72	187,916	(5,211)	35	91,154	(9,360)	107	279,070	(14,571)
Total	76	$ 211,792	$ (6,185)	41	$ 93,699	$ (10,790)	117	$ 305,491	$ (16,975)

(1)	These columns present the number of securities (not in thousands) in an unrealized loss position.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment

Beginning on April 1, 2009, the Company presents and discloses OTTI in accordance with FASB ASC Topic 320, “Investments–Debt and Equity Securities.”  Securities whose fair value is less than their carrying amount are considered to be impaired and are evaluated for potential OTTI.  If the Company intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporarily impaired and the Company records a charge to earnings for the full amount of impairment based on the difference between the current carrying amount and the fair value of the security.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories: credit loss and non-credit loss.  The credit loss portion is charged to net realized investment gains in the condensed consolidated statements of operations, while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on an available-for-sale fixed maturity security is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.

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

The Company recorded OTTI credit losses in its condensed consolidated statements of operations totaling $0.1 million and $0.9 million for the three-month periods ended March 31, 2011 and 2010, respectively, for OTTI on its available-for-sale fixed maturity securities.  The $0.1 million OTTI credit loss recorded during the three-month period ended March 31, 2011 was concentrated in structured securities issued by sponsored securitization vehicles.  The $0.9 million credit loss OTTI recorded during the three-month period ended March 31, 2010 was concentrated in corporate debt of financial institutions.  These impairments were driven primarily by adverse financial conditions of the issuers.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities, for which a portion of the OTTI was also recognized in other comprehensive income for the three-month periods ended March 31 (in 000’s):

	2011	2010

Beginning balance, at January 1,	$5,847	$9,148
Add: Credit losses on OTTI not previously recognized	71	885
Less: Credit losses on securities sold	(3,944)	(968)
Less: Increases in cash flows expected on previously impaired securities	-	(1,089)
Other	3,341	-
Ending balance, at March 31,	$5,315	$7,976

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

MORTGAGE LOANS

The Company invests in commercial first mortgage loans throughout the United States.  Investments are diversified by geographic area.  The Company’s mortgage loans are collateralized by the related properties and generally are no more than 75% of the property’s value at the time that the original loan is made.  The carrying value of mortgage loans, net of applicable allowances, was as follow:

	March 31, 2011	December 31, 2010

Total mortgage loans	$ 1,685,060	$ 1,737,528

A loan is considered impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan. The allowance for credit losses is estimated using the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent.  A specific allowance for loan loss is established for an impaired loan if the present value of expected cash flows discounted at the loan’s effective interest rate, or the fair value of the loan collateral, less cost to sell, is less than the recorded amount of the loan.  A general allowance for loan loss is established based on an assessment of past loss experience on a group of loans with similar characteristics and current economic conditions.  While management believes that it uses the best information available to establish the allowances, future adjustments may become necessary if economic conditions differ from the assumptions used in calculating them.

Delinquency status is determined based upon the occurrence of a missed contract payment.  The following table sets forth an age analysis of past due loans in the Company’s mortgage loan portfolio.

	Gross Carrying Value
	March 31,	December 31,
	2011	2010
Past due:
Between 30 and 59 days	$ 19,889	$ 16,607
Between 60 and 89 days	-	12,333
90 days or more	24,781	19,310
Total past due	44,670	48,250
Current (1)	1,693,512	1,743,060
Total mortgage loans	$ 1,738,182	$ 1,791,310
Past due more than 90 days with total accrued interest	$ -	$ -

The Company’s allowance for mortgage loan losses was as follow:

	Allowance for Loan Loss
	March 31,	December 31,
	2011	2010

General allowance	$ 23,662	$ 23,662
Specific allowance	29,460	30,120
Total	$ 53,122	$ 53,782

(1)
Included in the $1,693.5 million and $1,743.1 million of the Company’s mortgage loans in current status at March 31, 2011 and December 31, 2010 are $174.7 million and $165.6 million, respectively, of mortgage loans that are impaired but not past due.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

MORTGAGE LOANS (CONTINUED)

The Company individually evaluates all its mortgage loans for impairment and records a specific provision for those deemed impaired.  The Company also collectively evaluates most of its mortgage loans (excluding those for which a specific allowance was recorded) for impairment.  At March 31, 2011, the Company individually and collectively evaluated loans with a gross carrying value of $1,738.2 million and $1,654.4 million, respectively.  At December 31, 2010, the Company individually and collectively evaluated loans with a gross carrying value of $1,791.3 million and $1,706.0 million, respectively.

The credit quality indicator for the Company’s mortgage loans is an internal risk-rated measure based on the borrowers’ ability to pay and the value of the underlying collateral.  The internal risk rating is related to an increasing likelihood of loss, with a low quality rating representing the category in which a loss is first expected.  The following table shows the gross carrying value of the Company’s mortgage loans disaggregated by credit quality indicator.

	March 31,	December 31,
	2011	2010
Insured	$ -	$ -
High	381,309	394,288
Standard	520,039	544,243
Satisfactory	314,799	333,086
Low quality	522,035	519,693
Total	$ 1,738,182	$ 1,791,310

The following table shows the gross carrying value of impaired mortgage loans and related allowances at March 31, 2011:

	With no allowance recorded	With an allowance recorded	Total
Gross carrying value	$ 132,670	$ 83,749	$ 216,419
Unpaid principal balance	134,211	88,042	222,253
Related allowance	-	29,460	29,460
Average recorded investment	125,997	84,515	210,512
Interest income recognized	$ 1,462	$ -	$ 1,462

The following table shows the gross carrying value of impaired mortgage loans and related allowances at December 31, 2010:

	With no allowance recorded	With an allowance recorded	Total
Gross carrying value	$ 119,323	$ 85,281	$ 204,604
Unpaid principal balance	120,417	88,625	209,042
Related allowance	-	30,120	30,120
Average recorded investment	113,701	86,575	200,276
Interest income recognized	$ 5,899	$ -	$ 5,899

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

MORTGAGE LOANS (CONTINUED)

The gross carrying value of the Company’s mortgage loans in a nonaccrual status was $124.3 million and $114.7 million at March 31, 2011 and December 31, 2010, respectively.

The activity in the allowance for loan loss was as follows:

	March 31, 2011	December 31, 2010

Beginning balance	$53,782	$42,782
Provisions for allowance	940	26,742
Charge-offs	(28)	(6,892)
Recoveries	(1,572)	(8,850)
Ending balance	$53,122	$53,782

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

The Company does not employ hedge accounting.  The Company believes that its derivatives provide economic hedges and the cost of formally documenting hedge effectiveness in accordance with the provisions of FASB ASC Topic 815 is not justified.  As a result, all changes in the fair value of derivatives are recorded in the current period operations as a component of net derivative income or loss.

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

The primary types of derivatives held by the Company include swap agreements, swaptions, futures, call/put options, foreign currency contracts and embedded derivatives, as described below.

Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flow payments at pre-determined intervals and are based upon or calculated by reference to changes in specified interest rates (fixed or floating), foreign currency exchange rates, or prices on an underlying principal balance (notional).  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency exchange swaps.  A single net payment is usually made by one counterparty at pre-determined dates. The net payment is recorded as a component of net derivative income (loss) in the condensed consolidated statement of operations.

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

Futures

Futures contracts, both long and short, are entered into for purposes of hedging liabilities on fixed index and variable annuity products containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum living benefit features, with cash flows based on changes in equity indices.  Certain futures are also utilized to hedge interest rate risk associated with these products.  On the trade date, an initial cash margin is exchanged.  Daily cash is exchanged to settle the daily variation margin.

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Embedded Derivatives

The Company performs a quarterly analysis of its new contracts, agreements and financial instruments for embedded derivatives.  No embedded derivatives require bifurcation from financial assets.  However, the Company issues certain annuity contracts and enters into reinsurance agreements that contain derivatives embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract or reinsurance agreement) and is carried at fair value.  Please refer to Note 6 for further information regarding derivatives embedded in reinsurance contracts; refer to Note 8 for further information regarding derivatives embedded in annuity contracts.

The following is a summary of the Company’s derivative positions at:

	March 31, 2011		December 31, 2010
	Number of Contracts	Principal Notional (2)	Number of Contracts	Principal Notional (2)

Interest rate swaps	65	$ 5,220,000	70	$ 5,443,500
Currency swaps	6	335,775	7	349,460
Credit default swaps	1	37,400	1	37,400
Currency forwards	30	38,498	36	44,149
Swaptions	-	-	1	350,000
Futures (1)	(22,835)	2,996,856	(25,699)	2,918,839
Index call options	9,580	1,922,136	9,604	1,858,109
Index put options	3,650	483,928	4,100	515,632
Total		$ 11,034,593		$ 11,517,089

(1) The negative amount represents the Company’s short position.
(2) In thousands

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

	At March 31, 2011		At December 31, 2010
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Fair Value (a)	Fair Value (a)	Fair Value (a)	Fair Value (a)

Interest rate contracts	$ 65,086	$ 281,475	$ 97,060	$ 329,214
Foreign currency contracts	40,208	3,990	32,504	3,878
Equity contracts	95,282	-	59,397	-
Credit contracts	-	23,846	-	27,341
Futures contracts (b)	5,334	2,454	9,103	1,590
Derivative instruments	205,910	311,765	198,064	362,023
Embedded derivatives (c)	157,785	223,291	2,896	178,069
Total	$ 363,695	$ 535,056	$ 200,960	$ 540,092

(a)	Amounts are presented without consideration of cross-transaction netting and collateral.
(b)	Futures contracts include interest rate, equity price and foreign currency exchange risks.
(c)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

All realized and unrealized derivative gains and losses are recorded in net derivative income (loss) included in the Company’s condensed consolidated statements of operations.  The following is a summary of the Company’s realized and unrealized gains (losses) by derivative type for the three-month periods ended March 31, (in 000’s):

	2011	2010

Interest rate contracts	$(8,922)	$(42,444)
Foreign currency contracts	(2,623)	(3,459)
Equity contracts	10,504	(5,229)
Credit contracts	3,495	(263)
Futures contracts	(120,880)	(71,775)
Embedded derivatives	146,196	81,720
Net derivative income (loss)	$27,770	$(41,450)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, contractual requirements for transacting with counterparties and collateral support agreements, and limitations on counterparty concentrations.  Exposures by counterparty and counterparty credit ratings are monitored closely.  All of the contracts are held with counterparties rated A or higher.  As of March 31, 2011, the Company’s liability positions were linked to a total of 12 counterparties, of which the largest single unaffiliated counterparty payable net of collateral, had credit exposure of $23.8 million to the Company.  As of March 31, 2011, the Company’s asset positions were linked to a total of 8 counterparties, of which the largest single unaffiliated counterparty receivable net of collateral, had credit exposure of $3.1 million.

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

Credit-related triggers include failure to pay or deliver on an obligation past certain grace periods, bankruptcy or the downgrade of credit ratings to below a stipulated level.  These triggers apply to both the Company and its counterparty.  The aggregate value of all derivative instruments with credit risk-related contingent features that were in a liability position was $311.8 million and $362.0 million at March 31, 2011 and December 31, 2010, respectively.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its liability positions, offset by the value of previously pledged collateral and cross-transaction netting.  If payments cannot be exchanged simultaneously at early termination, funds also will be held in escrow to facilitate settlement.  If an early termination was triggered on March 31, 2011, the Company would have no net obligation to settle.

If counterparties are unable to meet accelerated payment obligations, the Company also may be exposed to uncollectible asset positions, offset by the value of collateral that has been posted by the Company.

At March 31, 2011, the Company pledged $195.9 million in U.S. Treasury securities as collateral to counterparties.  At March 31, 2011, counterparties pledged to the Company $48.9 million in collateral, comprised of cash and U.S. Treasury securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders.  The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement.  To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial position of its reinsurers and monitors concentrations of credit risk.  Management believes that any liability from this contingency is unlikely.  A brief discussion of the Company’s significant reinsurance agreements by business segment follows.  Refer to Note 3 for additional information on the Company’s operating segments.

Wealth Management Segment

The Wealth Management segment manages a closed block of single premium whole life (“SPWL”) insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion at both March 31, 2011 and December 31, 2010.  This entire block of business is reinsured on a funds-withheld basis with SLOC, an affiliate.  Pursuant to this reinsurance agreement, the Company held the following assets and liabilities (in 000’s) at:

	March 31,	December 31,
	2011	2010
Assets Reinsurance receivable	$1,455,402	$1,466,247

Liabilities Contractholder deposit funds and other policy liabilities	1,467,552	1,478,459
Future contract and policy benefits	1,823	1,823
Reinsurance payable	$1,541,760	$1,555,336

The Company manages the investment of the funds-withheld assets, valued at $1.6 billion at both March 31, 2011 and December 31, 2010.  The funds-withheld assets are comprised of bonds, mortgage loans, policy loans, derivative instruments, real estate and cash and cash equivalents.  The coinsurance treaty with funds withheld gives rise to an embedded derivative with is required to be separated from the host reinsurance contract.  The change in the fair value of this embedded derivative increased (decreased) derivative income by less than $0.1 million and $(10.4) million for the three-month periods ended March 31, 2011 and 2010, respectively.

By reinsuring the SPWL product, the Company reduced net investment income by $21.4 million and $17.6 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The Company also reduced interest credited by $17.2 million and $17.5 million for the three-month periods ended March 31, 2011 and 2010, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Individual Protection Segment

The following are the Company’s significant reinsurance agreements that pertain to the Individual Protection segment:

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with Sun Life (Barbados) Holdings No. 3 Limited (“BarbCo 3”), an affiliate, to cede all of the risks associated with certain corporate and bank-owned variable universal life and private placement variable universal life businesses on a combination coinsurance, coinsurance with funds withheld and a modified coinsurance basis.  Future new business will be ceded under this agreement.

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

	March 31,	December 31,
	2011	2010
Assets Reinsurance receivable	$415,868	$419,684

Liabilities Contractholder deposit funds and other policy liabilities	453,190	465,035
Reinsurance payable	$424,909	$432,160

At March 31, 2011 and December 31, 2010, reinsurance payable includes a funds-withheld liability of $319.4 million and $326.9 million, respectively, and a deferred gain of $105.5 million and $105.3 million, respectively.  The funds-withheld assets are comprised of bonds, policy loans, and cash and cash equivalents that are managed by the Company.  The funds-withheld coinsurance agreement gives rise to an embedded derivative which is required to be separated from the host reinsurance contract.  At March 31, 2011 and December 31, 2010, the fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $20.4 million and $24.1 million, respectively.

The change in fair value of the embedded derivative increased (decreased) of derivative income by $3.6 million and $(2.7) million for the three-month periods ended March 31, 2011 and 2010, respectively.  In addition, during the three-month periods ended March 31, 2011 and 2010, the reinsurance agreement reduced revenues by $6.3 million and $8.4 million, respectively, and decreased expenses by $9.1 million and $10.3 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective December 31, 2007, the Company’s subsidiary, SLNY, entered into a reinsurance agreement with SLOC pursuant to which SLOC funds a portion of the statutory reserves (“AXXX reserves”) required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38 as adopted by the NAIC, attributable to certain individual universal life (“UL”) policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds-withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new businesses also will be reinsured under this agreement.  Pursuant to this agreement, SLNY held the following assets and liabilities at (in 000’s):

	March 31,	December 31,
	2011	2010
Assets Reinsurance receivable	$136,839	$133,088

Liabilities Contractholder deposit funds and other policy liabilities	102,622	104,795
Future contract and policy benefits	19,970	21,662
Reinsurance payable	$229,618	$225,387

Reinsurance payable includes a funds-withheld liability of $175.6 million and $172.8 million at March 31, 2011 and December 31, 2010, respectively, and a deferred gain of $53.1 million and $52.6 million at March 31, 2011 and December 31, 2010, respectively.  The funds-withheld assets comprised of trading fixed maturity securities and mortgage loans are being managed by the Company.  The coinsurance treaty with funds withheld gives rise to an embedded derivative with is required to be separated from the host reinsurance contract.  The fair value of the embedded derivative (decreased) increased contractholder deposit funds and other policy liabilities by $(0.5) million and $3.2 million at March 31, 2011 and December 31, 2010, respectively.

The change in fair value of this embedded derivative increased (decreased) derivative income by $3.7 million and $(1.4) million for the three-month periods ended March 31, 2011 and 2010, respectively.  In addition, the activities related to the reinsurance agreement have decreased revenues by approximately $3.0 million and $7.0 million, and decreased benefits and expenses by approximately $0.2 million and $4.6 million for the three-month periods ended March 31, 2011 and 2010, respectively.

The Company has other reinsurance agreements with SLOC and several unrelated companies, which provide reinsurance for portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank-owned life insurance (“BOLI”) and corporate-owned life insurance (“COLI”) policies.  These amounts are reinsured on a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements decreased revenues by approximately $25.5 million and $39.0 million for the three-month periods ended March 31, 2011 and 2010, respectively, and reduced  expenses by $22.7 million and $41.6 million for the three-month periods ended March 31, 2011 and 2010, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Group Protection Segment

SLNY has several reinsurance agreements with unrelated companies whereby the unrelated companies reinsure the mortality and morbidity risks of certain of the SLNY’s group insurance contracts.

SLNY also has a reinsurance agreement, effective May 31, 2007, to assume the net risks of the New York issued contracts of Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate.  At March 31, 2011 and December 31, 2010, SLNY held policyholder liabilities related to this agreement of $28.9 million and $28.6 million, respectively.  In addition, the reinsurance agreement increased revenues by $10.9 million and $12.4 million for the three-month periods ended March 31, 2011 and 2010, respectively.  This agreement also increased benefits and expenses by $8.6 million and $10.6 million for the three-month periods ended March 31, 2011 and 2010, respectively.

7. COMMITMENTS AND CONTINGENCIES

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

Income Taxes

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  On May 30, 2010, the IRS issued an Industry Director Directive which makes clear that IRS interpretations prior to Revenue Ruling 2007-54 should be followed until new regulations are issued. New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the three-month periods ended March 31, 2011 and 2010, the Company recorded benefits of $3.7 million and $4.1 million, respectively, related to the separate account DRD.

Litigation

The Company and its subsidiaries are parties to threatened or pending legal proceedings, including ordinary routine litigation incidental to their business, both as a defendant and as a plaintiff.  While it is not possible to predict the ultimate resolution of these proceedings, management believes, based upon currently available information, that the ultimate resolution of these matters will not be materially adverse to the Company's financial position, results of operations or cash flows.

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at March 31, 2011 (in 000’s, except for age data):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	$ 20,888,476	$ 1,570,297	66.7
Minimum income	$ 172,696	$ 51,790	62.4
Minimum accumulation or withdrawal	$ 13,077,309	$ 93,264	64.1

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2010 (in 000’s, except for age data):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	$ 20,061,043	$ 1,742,139	66.0
Minimum income	$ 179,878	$ 59,322	62.2
Minimum accumulation or withdrawal	$ 12,233,731	$ 152,571	63.2

1 Net amount at risk represents the difference between guaranteed benefits and the account balance.

The following roll-forward summarizes the change in reserves for the Company’s GMDBs and guaranteed minimum income benefits (“GMIB”) for the three-month-period ended March 31, 2011 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2010	$ 123,605	$ 14,630	$ 138,235

Benefit ratio change / Assumption changes	(4,873)	(2,783)	(7,656)
Incurred guaranteed benefits	4,879	284	5,163
Paid guaranteed benefits	(9,283)	(368)	(9,651)
Interest	2,149	249	2,398

Balance at March 31, 2011	$ 116,477	$ 12,012	$ 128,489

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserves for the Company’s GMDBs and GMIBs for the three-month-period ended March 31, 2010 (in 000’s):

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

GMABs and GMWBs are considered to be derivatives under FASB ASC Topic 815 and are recorded at fair value through earnings.  The Company incorporates actively-managed volatility adjustments, a credit standing adjustment, and a behavior risk margin in its calculation of the embedded derivative.  The net balance of GMABs and GMWBs constituted an asset (a liability) in the amount of $157.2 million and $(2.3) million at March 31, 2011 and December 31, 2010, respectively.  The Company records GMAB and GMWB assets or liabilities in its condensed consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.

9. GOODWILL

The Company’s goodwill represents the intangible asset related to the transfer of goodwill to SLNY, based on the SLHIC to SLNY asset transfer, effective May 31, 2007.  Goodwill is allocated to the Group Protection segment.  In accordance with FASB ASC Topic 350, “Intangibles–Goodwill and Other,” goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2010 and concluded that these assets were not impaired.

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

The Company’s net deferred tax asset at March 31, 2011 was comprised of gross deferred tax assets and gross deferred tax liabilities.  The gross deferred tax assets are primarily related to unrealized investment security losses, actuarial liabilities and net operating loss (“NOL”) carryforwards, as well as capital loss carryforwards.  If unutilized, the NOL carryforwards and the capital loss carryforwards will begin to expire in 2023 and 2014, respectively.  The Company’s net deferred tax asset was $376.7 million and $394.3 million at March 31, 2011 and December 31, 2010, respectively.

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

During the three-month ended March 31, 2011, no valuation allowance was recorded against deferred tax assets for investment losses.  The Company believes that it is more likely than not that the deferred tax assets related to the impairment losses will be realized due to tax planning strategies related to certain mortgage-backed securities, the Company’s intent and ability to hold the related investment securities to maturity, and other tax planning strategies.  For the remaining unrealized investment losses, the Company believes that it is more likely than not that the related deferred tax assets will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of amortized cost.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Operations
For the three-month period ended March 31, 2011

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$5,004	$29,273	$-	$-	$34,277
Net investment income (1)	268,098	23,422	478	-	291,998
Net derivative income	12,591	15,179	-	-	27,770
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	4,450	(453)	86	-	4,083
Other-than-temporary impairment losses	(71)	-	-	-	(71)
Fee and other income	138,313	6,474	3,234	-	148,021

Total revenues	428,385	73,895	3,798	-	506,078

Benefits and Expenses

Interest credited	74,452	13,190	234	-	87,876
Interest expense	11,092	-	-	-	11,092
Policyowner benefits	21,394	23,518	55	-	44,967
Amortization of DAC, VOBA and VOCRA	238,702	9,412	-	-	248,114
Other operating expenses	74,646	11,716	3,123	-	89,485

Total benefits and expenses	420,286	57,836	3,412	-	481,534

Income before income tax (benefit) expense	8,099	16,059	386	-	24,544

Income tax (benefit) expense	(1,466)	5,453	172	-	4,159
Equity in the net income of subsidiaries	10,820	-	-	(10,820)	-

Net income	$20,385	$10,606	$214	$(10,820)	$20,385

(1)
SLUS’, SLNY’s and Other Subs’ net investment income includes an increase (decrease) in market value of trading fixed maturity securities of $122.3 million, $(0.9) million and $0.0 million, respectively, for the three-month period ended March 31, 2011.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at March 31, 2011

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value	$1,273,157	$243,560	$62,538	$-		$1,579,255
Trading fixed maturity securities at fair value	9,869,645	1,540,225	-	-		11,409,870
Investment in subsidiaries	573,262	-	-	(573,262)		-
Mortgage loans	1,470,205	173,753	41,102	-		1,685,060
Derivative instruments – receivable	205,910	-	-	-		205,910
Limited partnerships	39,000	-	-	-		39,000
Real estate	171,646	-	44,803	-		216,449
Policy loans	692,702	828	20,792	-		714,322
Other invested assets	37,130	9,406	-	-		46,536
Short-term investments	242,960	18,998	-	-		261,958
Cash and cash equivalents	967,624	76,514	9,890	-		1,054,028
Total investments and cash	15,543,241	2,063,284	179,125	(573,262)		17,212,388

Accrued investment income	179,572	21,670	1,515	-		202,757
Deferred policy acquisition costs and sales inducement asset	1,400,786	105,674	-	-		1,506,460
Value of business and customer renewals acquired	104,364	4,158	-	-		108,522
Net deferred tax asset	358,392	14,281	4,020	-		376,693
Goodwill	-	7,299	-	-		7,299
Receivable for investments sold	33,236	945	250	-		34,431
Reinsurance receivable	2,173,365	159,167	81	-		2,332,613
Other assets	143,396	27,817	2,221	(2,345)		171,089
Separate account assets	26,504,194	1,340,341	42,787	-		27,887,322

Total assets	$46,440,546	$3,744,636	$229,999	$(575,607)		$49,839,574

LIABILITIES

Contractholder deposit funds and other policy liabilities	$12,578,391	$1,540,644	$24,329	$-		$14,143,364
Future contract and policy benefits	712,796	116,871	200	-		829,867
Payable for investments purchased	153,405	603	-	-		154,008
Accrued expenses and taxes	39,858	6,081	1,492	(2,345)		45,086
Debt payable to affiliates	783,000	-	-	-		783,000
Reinsurance payable	1,974,407	242,283	35	-		2,216,725
Derivative instruments – payable	311,765	-	-	-		311,765
Other liabilities	217,597	60,644	25,063	-		303,304
Separate account liabilities	26,504,194	1,340,341	42,787	-		27,887,322

Total liabilities	$43,275,413	$3,307,467	$93,906	$(2,345)	$ ,488	46,674,441

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)		$6,437
Additional paid-in capital	3,929,012	389,963	113,265	(503,228)		3,929,012
Accumulated other comprehensive income	37,931	112	1,855	(1,967)		37,931
(Accumulated deficit) retained earnings	(808,247)	44,994	18,431	(63,425)		(808,247)

Total stockholder’s equity	3,165,133	437,169	136,093	(573,262)		3,165,133

Total liabilities and stockholder’s equity	$46,440,546	$3,744,767	$229,999	$(575,607)		$49,839,574

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value	$1,193,875	$246,944	$55,104	$-	$1,495,923
Trading fixed maturity securities at fair value	9,911,284	1,555,834	-	-	11,467,118
Mortgage loans	1,531,545	176,518	29,465	-	1,737,528
Derivative instruments – receivable	198,064	-	-	-	198,064
Limited partnerships	41,622	-	-	-	41,622
Real estate	161,800	-	52,865	-	214,665
Policy loans	695,607	1,217	20,584	-	717,408
Other invested assets	19,588	7,868	-	-	27,456
Short-term investments	813,745	18,994	-	-	832,739
Cash and cash equivalents	647,579	72,978	15,766	-	736,323
Investment in subsidiaries	559,344	-	-	(559,344)	-
Total investments and cash	15,774,053	2,080,353	173,784	(559,344)	17,468,846

Accrued investment income	165,841	21,130	1,815	-	188,786
Deferred policy acquisition costs and sales inducement asset	1,571,768	110,791	-	-	1,682,559
Value of business and customer renewals acquired	130,546	4,439	-	-	134,985
Net deferred tax asset	378,078	12,057	4,162	-	394,297
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	5,166	162	-	-	5,328
Reinsurance receivable	2,184,487	162,522	77	-	2,347,086
Other assets	93,755	31,729	2,918	(2,873)	125,529
Separate account assets	25,573,382	1,265,464	41,575	-	26,880,421

Total assets	$45,877,076	$3,695,946	$224,331	$(562,217)	$49,235,136

LIABILITIES

Contractholder deposit funds and other policy liabilities	$12,991,306	$1,577,556	$24,366	$-	$14,593,228
Future contract and policy benefits	732,368	116,946	200	-	849,514
Payable for investments purchased	44,723	104	-	-	44,827
Accrued expenses and taxes	49,224	4,612	1,665	(2,873)	52,628
Debt payable to affiliates	783,000	-	-	-	783,000
Reinsurance payable	1,995,083	236,718	34	-	2,231,835
Derivative instruments – payable	362,023	-	-	-	362,023
Other liabilities	193,363	66,118	25,575	-	285,056
Separate account liabilities	25,573,382	1,265,464	41,575	-	26,880,421

Total liabilities	42,724,472	3,267,518	93,415	(2,873)	46,082,532

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,928,246	389,963	108,450	(498,413)	3,928,246
Accumulated other comprehensive income	46,553	1,977	1,707	(3,684)	46,553
(Accumulated deficit) retained earnings	(828,632)	34,388	18,217	(52,605)	(828,632)

Total stockholder’s equity	3,152,604	428,428	130,916	(559,344)	3,152,604

Total liabilities and stockholder’s equity	$45,877,076	$3,695,946	$224,331	$(562,217)	$49,235,136

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the three-month period ended March 31, 2011

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income	$20,385	$10,606	$214	$(10,820)	$20,385
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	8,434	1,583	271	-	10,288
Amortization of DAC, VOBA and VOCRA	238,702	9,412	-	-	248,114
Depreciation and amortization	4,499	79	338	-	4,916
Net gains on derivatives	(25,591)	(15,179)	-	-	(40,770)
Net realized (gains) losses and OTTI credit losses on available-for-sale investments	(4,379)	453	(86)	-	(4,012)
Net (increase) decrease in fair value of trading investments	(122,250)	929	-	-	(121,321)
Net realized losses (gains) on trading investments	1,293	(3,514)	-	-	(2,221)
Undistributed loss in private equity limited partnerships	694	-	-	-	694
Interest credited to contractholder deposits	74,452	13,190	234	-	87,876
Equity in net income of subsidiaries	(10,820)	-	-	10,820	-
Deferred federal income taxes	23,404	(1,219)	62	-	22,247
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(38,841)	(4,014)	-	-	(42,855)
Accrued investment income	(13,731)	(540)	300	-	(13,971)
Net change in reinsurance receivable/payable	22,190	10,162	(3)	-	32,349
Future contract and policy benefits	(19,572)	(75)	-	-	(19,647)
Other, net	40,647	7,638	(75)	-	48,210

Net cash provided by operating activities	199,516	29,511	1,255	-	230,282

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	36,639	23,900	557	-	61,096
Trading fixed maturity securities	654,286	106,779	-	-	761,065
Mortgage loans	58,328	2,744	1,608	(12,624)	50,056
Real estate	-	-	8,641	(8,641)	-
Other invested assets	(121,031)	-	-	-	(121,031)
Purchases of:
Available-for-sale fixed maturity securities	(119,932)	(23,519)	(7,941)	-	(151,392)
Trading fixed maturity securities	(504,551)	(90,737)	-	-	(595,288)
Mortgage loans	(13)	(550)	(13,556)	12,624	(1,495)
Real estate	(14,239)	-	(863)	8,641	(6,461)
Other invested assets	(32,224)	-	-	-	(32,224)
Net change in policy loans	2,905	389	(208)	-	3,086
Net change in short-term investments	570,785	(4)	-	-	570,781

Net cash provided by (used in) investing activities	$530,953	$19,002	$(11,762)	$-	$538,193

Continued on next page

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the three-month period ended March 31, 2011

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$222,319	$29,548	$-	$-	$251,867
Withdrawals from contractholder deposit funds	(622,460)	(65,710)	(270)	-	(688,440)
Additional capital contributed to subsidiaries	(4,815)	-	-	4,815	-
Capital contribution from Parent	-	-	4,815	(4,815)	-
Other, net	(5,468)	(8,815)	86	-	(14,197)

Net cash (used in) provided by financing activities	(410,424)	(44,977)	4,631	-	(450,770)

Net change in cash and cash equivalents	320,045	3,536	(5,876)	-	317,705

Cash and cash equivalents, beginning of period	647,579	72,978	15,766	-	736,323

Cash and cash equivalents, end of period	$967,624	$76,514	$9,890	$-	$1,054,028

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

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) (the “Company”), elects to omit the Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Consolidated Statements of Operations between the three-month periods ended March 31, 2011 and March 31, 2010.

Cautionary Statement

This Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market and interest rate risk and financial goals.  It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate, including but not limited to those set forth in Part I, Item IA, Risk Factors, in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	Deferred policy acquisition costs (“DAC”), including sales inducement asset (“SIA”);
•	Value of business acquired (“VOBA”);
•	Value of customer renewals acquired (“VOCRA”);
•	Derivative instruments;
•	Fair value of financial instruments;
•	Policy liabilities and accruals;
•	Other-than-temporary impairments (“OTTI”) of investments;
•	Goodwill valuation;
•	Allowance for loan loss;
•	Valuation allowance on deferred tax assets; and
•	Provisions for income taxes.

In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop.  Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.  For discussion of the Company’s critical accounting estimates, see Management’s Discussion and Analysis of Financial Position and Result of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010:

Net Income

The Company’s net income was $20.4 million and $111.7 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The significant changes are described below.

REVENUES

Total revenues were $506.1 million and $557.5 million for the three-month periods ended March 31, 2011 and 2010, respectively. The decrease of $51.4 million was primarily due to the following:

Premium and annuity considerations - were $ 34.3 million and $35.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.

Net investment income - was $292.0 million and $443.8 million for the three-month periods ended March 31, 2011 and 2010, respectively.  Investment income, excluding the mark-to-market of the trading portfolio, net realized gains (losses),  partnership income and ceded investment income, was $195.7 million and $230.2 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The decrease of $34.5 million during 2011, as compared to 2010, was the result of lower average invested assets, which decreased investment income by $26.1 million as well as lower average investment yields which decreased investment income by $8.4 million.

The change in investment income related to the mark-to-market of the trading portfolio, net realized gains (losses) and partnership investments was $148.1 million.  The Company earned $121.3 million of investment income during the three-month period ended March 31, 2011 as compared to a $270.3 million investment income during the three-month period ended March 31, 2010, related to changes in the market value of the trading portfolio in the respective periods. The $149.0 million decrease in unrealized gains was due primarily to bond spreads tightening less during the three-month period ended March 31, 2011 relative to the same period in 2010, which resulted in a lower increase in the market value of the Company’s trading portfolio during the three-month period ended March 31, 2011.  The Company also recognized net realized gains (losses) of $2.2 million and $(34.0) million during the three-month periods ended March 31, 2011 and 2010, respectively.  The $36.2 million increase in net realized gains was primarily due to lower write-downs in the three-month period ended March 31, 2011 as compared to the same period in 2010.  The $149.0 million change in the trading portfolio was also offset by a $0.9 million increase in the fair value of the limited partnership investments.

Investment income on funds-withheld reinsurance portfolios is included as a component of net investment income in the Company’s condensed consolidated statements of operations.  The Company ceded net investment income of $26.6 million and $21.4 million for the three-month periods ended March 31, 2011 and 2010, respectively, related to the funds-withheld reinsurance agreements between the Company and certain of its affiliates related to the Company’s single premium whole life (“SPWL”) and certain universal life (“UL”)  policies.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Net derivative income (loss) - was $27.8 million and $(41.5) million for the three-month periods ended March 31, 2011 and 2010, respectively.  The Company’s realized and unrealized gains and losses by derivative type for the three-month periods ended March 31 consisted of the following (in 000’s):

	2011	2010

Interest rate contracts	$ (8,922)	$ (42,444)
Foreign currency contracts	(2,623)	(3,459)
Equity contracts	10,504	(5,229)
Credit contracts	3,495	(263)
Futures contracts	(120,880)	(71,775)
Embedded derivatives	146,196	81,720
Net derivative income (loss)	$ 27,770	$ (41,450)

The $27.8 million net derivative income during the three-month period ended March 31, 2011, as compared to the $(41.5) million net derivative loss during the three-month period ended March 31, 2010, was primarily due to $64.5 million, $33.5 million and $15.7 million in net gains related to embedded derivatives, interest rates and equity contracts, respectively.  These changes were partially offset by $(49.1) million increase in derivatives losses related to futures contracts.

The $64.5 million increase in embedded derivative income during the three-month period ended March 31, 2011, as compared to the three-month period ended March 31, 2010, was primarily due to a decrease in the fair value liability for guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”) on certain of the Company’s variable annuity products.  The decrease in the liability for GMAB and GMWB resulted from a decrease in projected benefits, which was due to improvements in the equity markets and a smaller decrease in the volatility curve during the three-month period ended March 31, 2011 relative to the same period in 2010.

The $33.5 million decrease in net derivative loss related to interest rate contracts was primarily due to changes in the fair value of interest rate swaps resulting from changes in notional amounts, duration and the overall swap curve.  The decrease in the fair value of interest rate swap agreements for the three-month period ended March 31, 2011, as compared to the three-month period ended March 31, 2010, was primarily a result of a decrease in exposure to interest rate swaps.

The $15.7 million increase in net derivative income related to equity contracts was primarily related to the Company’s option exposure to the changes in the equity markets during the three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010.  During the three-month ended March 31, 2011, the Company held long equity exposure in the form of call options on the S&P 500 Index, which appreciated over the quarter resulting in $10.5 million in gains. The $5.2 million losses for the three-month period ended March 31, 2010 were due to the expiration of certain put options that the Company held during that period.

The $(49.1) million increase in net derivative loss related to futures contracts for the three-month period ending March 31, 2011 as compared to the same period in 2010 was primarily due to the Company’s short exposure to the change in equity markets as well as the Company’s long exposure to the treasury market.  Equity markets increased in both 2011 and 2010 periods which resulted in decreases in the value of the Company’s short positions during the three-month periods ended March 31, 2011 and 2010.  The Treasury market (decreased) increase during the three-month period ended March 31, 2011 and 2010, respectively.  The increase in the Treasury market in 2010 resulted in gains related to the Company’s long position which offset the 2010 loss.  For discussion of the Company’s short and long future contacts, refer to Note 5 of the Company’s condensed consolidated financial statements included in Part I, Item I of this quarterly report on Form 10-Q.

Net realized investment gains, excluding impairment losses on available-for-sale securities - were $4.1 million and $5.2 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The $1.1 million decrease in gains during the three-month period ended March 31, 2011, as compared to the same period in 2010, was primarily related to the sale of certain mortgage loans.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Fee and other income - were $148.0 million and $115.8 million for the three-month periods ended March 31, 2011 and 2010, respectively.  Fee and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges and rider fees combined were $107.5 million and $88.0 million for the three-month periods ended March 31, 2011 and 2010, respectively.  Variable product fees represented 1.57% and 1.48% of the average variable annuity separate account balances for the three-month periods ended March 31, 2011 and 2010, respectively.  Average separate account assets were $27.4 billion and $23.8 billion for the three-month periods ended March 31, 2011 and 2010, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, UL and variable universal life (“VUL”) policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $4.7 million and $4.3 million for the three-month periods ended March 31, 2011 and 2010, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees and administrative service fees. Other income was $35.8 million and $23.5 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The $12.3 million increase in other income was primarily due to an increase in benefit fees which was attributable to an increase in sales of certain variable annuity products with optional benefit features.

BENEFITS AND EXPENSES

Total benefits and expenses were $481.5 million and $393.7 million for the three-month periods ended March 31, 2011 and 2010, respectively. The increase of $87.8 million was primarily due to the following:

Interest credited - to policyholders was $87.9 million and $89.4 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The decrease of $1.5 million was primarily the result of lower average policyholder balances, which decreased interest credited by $14.3 million, partially offset by higher average crediting rates, which increased interest credited by $6.3 million.  The $14.3 million also was offset by a decrease in capitalized interest, net of SIA amortization expense related to certain fixed annuity products, which increased interest credited by $6.6 million.

Interest expense - was $11.1 million and $17.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The $6.0 million decrease was primarily due to a decrease in interest expense related to unrecognized tax benefits during the three-month period ended March 31, 2011, as compared to the three-month period ended March 31, 2010.

Policyowner benefits - were $45.0 million and $34.6 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The $10.4 million increase in 2011 as compared to 2010 was primarily due to a $12.1 million increase in SIA amortization and deferrals related to certain variable annuity products and a $2.2 million increase in annuity payments, offset by a $3.9 million decrease in reserves, health benefits and other policyowner benefits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Amortization of DAC - DAC relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses.  DAC amortization expense was $221.7 million and $173.5 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The $48.2 million change in amortization expense during the three-month period ended March 31, 2011, as compared to the three-month period ended March 31, 2010, was attributable to a $55.4 million increase in expense related to unlocking adjustments, offset by a $7.2 million decrease related to current period amortization expense and interest on the DAC asset.

The $55.4 million increase in unlocking adjustments related to decreases in estimated gross profits in the three-month period ended March 31, 2011 as compared to the same period in the 2010, which was primarily driven by updates to profitability projections due to actual changes to in-force policies and assumption changes in certain of the Company’s annuity products.

The $7.2 million decrease in DAC amortization expense and interest in the three-month period ended March 31, 2011 as compared to the same period in 2010, was primarily due to a decrease in loss recognition expense, partially offset by a decrease in interest.  The Company tests its DAC asset for loss recognition expense on a quarterly basis.  During the three-month period ended March 31, 2010, the Company recorded a charge of $14.5 million to amortization expense due to loss recognition for certain annuity product.  At March 31, 2011, the Company’s DAC asset passed the loss recognition test and therefore no loss recognition charge was recorded during the three-month period ended March 31, 2011.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business from the Company’s acquisition of Keyport Life Insurance Company (“Keyport”), as well as agreements between Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, and the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”), under which SLNY agreed to assume direct responsibility for all sales and administration of existing and new business issued by SLHIC in New York (the “SLHIC to SLNY asset transfer”).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization and interest were $26.5 million and $(1.8) million for the three-month periods ended March 31, 2011 and 2010, respectively.  The change was primarily due to current period amortization on VOBA assets for certain fixed annuity products.  The Company did not record any VOBA amortization expense for the three-month period ended March 31, 2010.  At March 31, 2010, the Company reached the cap for its VOBA asset related to certain fixed and fixed index annuity products and reported the VOBA assets for these products at historical accumulated deferrals, plus interest.

Other operating expenses - were $89.5 million and $80.9 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The $8.6 million change in 2011 as compared to 2010 was primarily due to a $4.0 million increase in commission expense related to a decrease in ceded commission expense on certain UL policies and a $4.6 million decrease in general expenses and premium taxes.

Income tax expense - was $4.2 million and $52.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The effective tax rates for the same periods were 16.9% and 31.8%, respectively.  The effective tax rate for the three-month periods ended March 31, 2011 and 2010 differ from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Results of Operations by Segment

The Company’s net income from operations reflects the operations of its four segments: Wealth Management, Individual Protection, Group Protection and Corporate.

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

The Company issued floating rate funding agreements to its affiliates, Sun Life Financial Global Funding III, L.L.C., Sun Life Financial Global Funding II, L.L.C., and Sun Life Financial Global Funding, L.L.C. (“LLC”).  The floating rate funding agreements issued to LLC matured on July 6, 2010.  The impact of these agreements and the detail of the payments to LLC are discussed in Note 2 of the Company’s condensed consolidated financial statements presented in Part I, Item I of this quarterly report on Form 10-Q.

Other - The Wealth Management segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.5 billion at March 31, 2011 and December 31, 2010, respectively.  This entire block of business is reinsured on a funds-withheld, coinsurance basis with Sun Life Assurance Company of Canada (“SLOC”), an affiliate.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

The following is a summary of operations for the Wealth Management segment for the three-month periods ended March 31 (in 000’s):

	2011	2010

Total revenues	$459,888	$542,125
Total benefits and expenses	424,528	337,465
Income before income tax expense	35,360	204,660

Net income	$27,963	$138,135

Pre-tax income was $35.4 million and $204.7 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The significant changes are described below.

Total revenues were $459.9 million and $542.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The $82.2 million decrease was primarily due to a $145.7 million decrease in net investment income and a $3.2 million decrease in net realized investment income, offset by a $39.4 million increase in net derivative income and a $27.5 million increase in fee and other income.

The decrease of $145.7 million in net investment income resulted primarily from a $138.1 million decrease in the fair market value of securities in the trading portfolio, primarily due to bond spreads tightening less in the three-month period ended March 31, 2011, as compared to three-month period ended March 31, 2010.  The decrease in net investment income also was attributable to an increase in ceded investment income related to the reinsurance of the SPWL policies to SLOC and lower average invested assets in 2011 as compared to 2010.

The $39.4 million change in net derivative income in 2011, as compared to 2010, primarily related to an increase in income related to a decrease in the fair value of the embedded derivative liabilities, primarily due to an improvement in the equity markets during the three-month period ended March 31, 2011, as compared to the three-month period ended March 31, 2010.  The increase in derivative income also was attributable to increases in the fair value of certain of the Company’s interest rate swaps and equity contracts.  These increases were partially offset by an increase in losses related to changes in the fair value of equity futures which was negatively impacted by improvement in the equity markets during the three-month period ended March 31, 2011 as compared to the same period in 2010.

The $27.5 million increase in fee and other income was primarily due to a decrease in mortality and expense charges related to an increase in the average variable annuity separate account balances during the three-month period ended March 31, 2011, as compared to the three-month period ended March 31, 2010.  The increase also was attributable to an increase in benefit fees which was attributable in an increase in sale of certain variable annuity products with optional benefit features.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Total benefits and expenses were $424.5 million and $337.5 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The increase of $87.0 million was primarily due to a $78.6 million increase in DAC and VOBA amortization expense, an $11.0 million increase in policyowner benefits and a $2.4 million increase in interest expense, offset by a $5.0 million decrease in other operating expenses and interest credited.

The $78.6 million increase in DAC and VOBA amortization expense was attributable to a $19.0 million increase in current period amortization expense and interest on the DAC asset, as well as a $59.6 million increase in unlocking adjustments related to changes in estimated gross profits.  The $19.0 million increase in amortization expense was primarily due to current period VOBA amortization.  The Company did not record any amortization expense for the three-month period ended March 31, 2010.

The $11.0 million increase in policyowner benefits for the three-month period ended March 31, 2011, as compared to 2010, was primarily due to an increase in SIA amortization, net of deferrals related to certain variable annuity products.  The $3.2 million decrease in other operating expenses was primarily due to a $4.2 million decrease in commission expense, which was partially offset by a $1.0 million increase in general expenses.

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

The Company maintains reinsurance agreements with affiliates, including agreements with Sun Life Reinsurance (Barbados) No. 3 Corp (“BarbCo 3”), an affiliate, and SLOC.  In its agreement with BarbCo 3, the Company cedes all of the risks associated with certain in-force corporate and bank-owned VUL and private placement VUL policies on a combination coinsurance, coinsurance with funds withheld and a modified coinsurance basis.  Future new business also will be reinsured under this agreement.  In addition, the Company’s subsidiary, SLNY, has a reinsurance agreement with SLOC under which SLOC will fund so-called “AXXX reserves,” attributable to certain UL policies sold by SLNY.  Under this agreement, SLNY cedes, and SLOC assumes, on a funds-withheld 90% coinsurance basis certain in-force policies.  Future new business also will be reinsured under this agreement.

The following provides a summary of operations for the Individual Protection segment for the three-month periods ended March 31 (in 000’s):

	2011	2010

Total revenues	$19,506	$15,226
Total benefits and expenses	21,893	14,215
(Loss) income before income tax (benefit) expense	(2,387)	1,011

Net (loss) income	$(1,489)	$711

Total revenues were $19.5 million and $15.2 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The $4.3 million increase in total revenues primarily resulted from an increase of $11.4 million and $1.6 million in embedded derivative income and fee and other income, respectively, offset by a decrease of $8.7 million in net investment income.

The increase of $11.4 million in embedded derivative income resulted from changes in the embedded derivative liabilities associated with the segment’s reinsurance agreements with affiliates.  The changes in the embedded derivative liabilities reflect the impact of a lower increase in the fair value of funds-withheld assets from credit spreads tightening less during the three-month period ended March 31, 2011 relative to the same period in 2010.  The $1.6 million increase in fee and other income resulted primarily from an increase in separate account fees, due to an increase in the separate account assets associated with this segment.

The decrease of $8.7 million in net investment income resulted primarily from a $10.3 million decrease in the fair market value of securities in the trading portfolio, due to bond spreads tightening less in the three-month period ended March 31, 2011, as compared to three-month period ended March 31, 2010.

Total benefits and expenses were $21.9 million and $14.2 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The $7.7 million increase in benefits and expenses resulted primarily from an increase in other operating expenses of $10.5 million, offset by decreases in DAC amortization and policyowner benefits of $2.2 million and $0.9 million, respectively.

The $10.5 million increase in other operating expenses resulted primarily from an increase in commission expense related to decreases in ceded commissions on certain UL policies.

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

The following provides a summary of operations for the Group Protection Segment for the three-month periods ended March 31 (in 000’s):

	2011	2010

Total revenues	$31,307	$32,261
Total benefits and expenses	30,418	31,148
Income before income tax expense	889	1,113

Net income	$583	$723

The Group Protection segment had pre-tax income of $0.9 million and $1.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.  Total revenues for the three-month period ended March 31, 2011 decreased by $1.0 million in comparison to the three-month period ended March 31, 2010.  The decrease in revenues resulted from a decrease in premiums and net investment income of $0.5 million and $0.5 million, respectively.

Total benefits and expenses in 2011 decreased by $0.7 million as compared to 2010.  The decrease in benefits and expenses resulted primarily from a decrease in other operating expenses, primarily from the segment’s assumed business related to its reinsurance agreement with SLHIC.

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

	2011	2010

Total revenues	$(4,623)	$(32,136)
Total benefits and expenses	4,695	10,874
Loss before income tax benefit	(9,318)	(43,010)

Net loss	$(6,672)	$(27,918)

The Corporate Segment had a pre-tax loss of $9.3 million and $43.0 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The $33.7 million decrease in pre-tax loss was attributable to an increase in total revenues of $27.5 million and a decrease in total benefits and expenses of $6.2 million.

The $27.5 million increase in total revenues was primarily due to increases of $18.3 million, $3.1 million and $2.2 million in derivative income, net investment income and net realized investment gains, respectively.  Additionally, the Corporate segment had an increase of $3.1 million in fee and other income, and a $0.8 million decrease in other-than-temporary impairment losses.

The $18.3 million increase in derivative income was due to an increase in the fair value of the interest rate swap agreements and an increase in income from foreign currency contracts of $14.7 million and $3.6 million, respectively.

The increase of $3.1 million in net investment income resulted primarily from a change in the allocation of net investment income to the operating segments, increasing net investment income by $4.5 million.  This increase was offset by a decrease of $1.4 million in limited partnership and other investment income.

The increase of $2.2 million in net realized investment gains resulted from an increase in net realized gains from available-for-sale fixed maturity securities.  The increase of $3.1 million in fee and other income resulted primarily from increased management fees from an affiliated company.

The decrease of $6.2 million in total benefits and expenses was due to an $8.0 million decrease in interest expense, offset by an increase in other operating expenses of $1.8 million.  The decrease of $8.0 million in interest expense resulted primarily from a change in the allocation of interest expense to the operating segments.  The increase of $1.8 million in other operating expenses resulted primarily from increases in affiliated company fees and allocated expenses of $1.4 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its subsidiaries are parties to threatened or pending legal proceedings, including ordinary routine litigation incidental to their business, both as a defendant and as a plaintiff.  While it is not possible to predict the ultimate resolution of these proceedings, management believes, based upon currently available information, that the ultimate resolution of these matters will not be materially adverse to the Company's financial position, results of operations or cash flows.

Item 1A. Risk Factors.

For discussion of the Company's risk factors, see Part I, Item IA, Risk Factors, in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

May 13, 2011	/s/ Westley V. Thompson
Date	Westley V. Thompson, President, SLF U.S.
(Principal Executive Officer)

May 13, 2011	/s/ Ronald H. Friesen
Date	Ronald H. Friesen, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)