Form 10-Q
period 2011-06-30
Sun Life Assurance Co of Canada (U.S.)
filed 2011-08-12
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended June 30, 2011
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, 333-144912-01, 333-155716, 333-155726, 333-155791, 333-155792, 333-155793, 333-155797, 333-156303, 333-156304, 333-156308, 333-160605, 333-160606, 333-160607, 333-169558-01, 333-169559-01, 333-169560-01, and 333-169561-01

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

Registrant has 6,437 shares of common stock outstanding on August 12, 2011, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2011

TABLE OF CONTENTS

PART II – OTHER INFORMATION

Item 1 .	Legal Proceedings	84

Item 1A.	Risk Factors	84

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds	84

Item 3.	Defaults Upon Senior Securities	84

Item 4 .	(Removed and Reserved)	84

Item 5 .	Other Information	84

Item 6 .	Exhibits	85

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2011	2010

Revenues

Premiums and annuity considerations	$70,547	$68,242
Net investment income (1)	536,730	851,447
Net derivative loss (Note 5)	(107,999)	(567,165)
Net realized investment gains, excluding impairment losses on available-for-sale securities	23, 074	16,339
Other-than-temporary impairment losses (2) (Note 5)	(71)	(885)
Fee and other income	305,173	236,228

Total revenues	827,454	604,206

Benefits and Expenses

Interest credited	184,155	176,811
Interest expense	22,601	26,452
Policyowner benefits	79,491	116,577
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	237,465	(253,232)
Other operating expenses	176,194	159,793

Total benefits and expenses	699,906	226,401

Income before income tax expense	127,548	377,805

Income tax expense	35,749	121,354

Net income	$91,799	$256,451

(1)
Net investment income includes an increase in market value of trading fixed maturity securities of $210.6 million and $449.9 million for the six-month periods ended June 30, 2011 and 2010, respectively.

(2)
The other-than-temporary impairment (“OTTI”) losses for the six-month periods ended June 30, 2011 and 2010 represent solely credit losses.  The Company incurred no non-credit OTTI losses during the six-month periods ended June 30, 2011 and 2010, and as such, no non-credit OTTI losses were recognized in other comprehensive income for the periods.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the three-month periods ended June 30,

	Unaudited
	2011	2010

Revenues

Premiums and annuity considerations	$36,270	$33,178
Net investment income (1)	244,732	407,618
Net derivative loss (Note 5)	(135,769)	(525,715)
Net realized investment gains, excluding impairment losses on available-for-sale securities	18,991	11,174
Other-than-temporary impairment losses (2)	-	-
Fee and other income	157,152	120,475

Total revenues	321,376	46,730

Benefits and Expenses

Interest credited	96,279	87,428
Interest expense	11,509	9,355
Policyowner benefits	34,524	81,974
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(10,649)	(424,941)
Other operating expenses	86,709	78,883

Total benefits and expenses	218,372	(167,301)

Income before income tax expense	103,004	214,031

Income tax expense	31,590	69,231

Net income	$71,414	$144,800

(1)
Net investment income includes an increase in market value of trading fixed maturity securities of $89.2 million and $179.5 million for the three-month periods ended June 30, 2011 and 2010, respectively.

(2)	No OTTI losses, credit or non-credit, were recorded for the three-month periods ended June 30, 2011 and 2010.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
ASSETS	June 30, 2011	December 31, 2010
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost of $1,585,903 and $1,422,951 in 2011 and 2010, respectively) (Note 5)	$1,642,931	$1,495,923
Trading fixed maturity securities at fair value (amortized cost of $10,766,411 and $11,710,416 in 2011 and 2010, respectively) (Note 5)	10,728,334	11,467,118
Mortgage loans (Note 5)	1,605,920	1,737,528
Derivative instruments – receivable (Note 5)	220,844	198,064
Limited partnerships	39,286	41,622
Real estate	222,763	214,665
Policy loans	607,346	717,408
Other invested assets	41, 669	27,456
Short-term investments	12,997	832,739
Cash and cash equivalents	1,978,125	736,323
Total investments and cash	17,100,215	17,468,846

Accrued investment income	182,963	188,786
Deferred policy acquisition costs and sales inducement asset	1,595,829	1,682,559
Value of business and customer renewals acquired	102,954	134,985
Net deferred tax asset (Note 9)	328,837	394,297
Goodwill (Note 11)	7,299	7,299
Receivable for investments sold	7,687	5,328
Reinsurance receivable	2,235,769	2,347,086
Other assets	142,438	125,529
Separate account assets	28,301,272	26,880,421

Total assets	$50,005,263	$49,235,136

LIABILITIES

Contractholder deposit funds and other policy liabilities	$14,027,877	$14,593,228
Future contract and policy benefits	831,897	849,514
Payable for investments purchased	43,404	44,827
Accrued expenses and taxes	46,023	52,628
Debt payable to affiliates	783,000	783,000
Reinsurance payable	2,131,514	2,231,835
Derivative instruments – payable (Note 5)	335,495	362,023
Other liabilities	269,726	285,056
Separate account liabilities	28,301,272	26,880,421

Total liabilities	46,770,208	46,082,532

Commitments and contingencies (Note 7)

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2011 and 2010	$6,437	$6,437
Additional paid-in capital	3,929,192	3,928,246
Accumulated other comprehensive income	36,259	46,553
Accumulated deficit	(736,833)	(828,632)

Total stockholder’s equity	3,235,055	3,152,604

Total liabilities and stockholder’s equity	$50,005,263	$49,235,136

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2011	2010

Net income	$91,799	$256,451

Other comprehensive (loss) income:

Change in unrealized holding gains on available-for-sale fixed maturity securities, net of tax (1)	6,757	26,986
Reclassification adjustment for OTTI losses, net of tax (2)	1,111	363
Reclassification adjustments of net realized investment gains into net income, net of tax (3)	(18,162)	(10,118)

Other comprehensive (loss) income	(10,294)	17,231

Comprehensive income	$81,505	$273,682

(1)	Net of tax expense of $(3.6) million and $(14.5) million for the six-month periods ended June 30, 2011 and 2010, respectively.
(2)	Represents an adjustment to OTTI losses due to the sale of other-than-temporarily impaired available-for-sale fixed maturity securities.
(3)	Net of tax benefit of $9.8 million and $5.4 million for the six-month periods ended June 30, 2011 and 2010, respectively.

For the three-month periods ended June 30,

	Unaudited
	2011	2010

Net income	$71,414	$144,800

Other comprehensive (loss) income:

Change in unrealized holding losses on available-for-sale fixed maturity securities, net of tax (4)	11,462	18,818
Reclassification adjustment for OTTI losses, net of tax (2)	1,111	259
Reclassification adjustments of net realized investment gains into net income, net of tax (5)	(14,245)	(7,735)

Other comprehensive (loss) income	(1,672)	11,342

Comprehensive income	$69,742	$156,142

(4)	Net of tax expense of $6.2 million and $10.1 million for the three-month periods ended June 30, 2011 and 2010, respectively.
(5)	Net of tax benefit of $7.7 million and $4.2 million for the three-month periods ended June 30, 2011 and 2010, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the six-month periods ended June 30, 2011 and 2010

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (1)	Accumulated Deficit	Total Stockholder’s Equity

Balance at December 31, 2009	$6,437	$3,527,677	$35,244	$(962,906)	$2,606,452

Net income	-	-	-	256,451	256,451
Tax benefit from stock options	-	198	-	-	198
Capital contribution from Parent (Note 2)	-	400,000	-	-	400,000
Other comprehensive income	-	-	17,231	-	17,231

Balance at June 30, 2010	$6,437	$3,927,875	$52,475	$(706,455)	$3,280,332

Balance at December 31, 2010	$6,437	$3,928,246	$46,553	$(828,632)	$3,152,604

Net income	-	-	-	91,799	91,799
Tax benefit from stock options	-	946	-	-	946
Other comprehensive loss	-	-	(10,294)	-	(10,294)

Balance at June 30, 2011	$6,437	$3,929,192	$36,259	$(736,833)	$3,235,055

(1) As of June 30, 2011, the total amount of after tax non-credit OTTI losses recorded in the Company’s accumulated other comprehensive income was $6.9 million.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2011	2010

Cash Flows From Operating Activities:
Net income	$91,799	$256,451
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	22,129	10,365
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	237,465	(253,232)
Depreciation and amortization	6,641	2,430
Net losses on derivatives	82,082	509,669
Net realized gains and OTTI credit losses on available-for- sale investments	(23,003)	(15,454)
Net increase in fair value of trading investments	(210,600)	(449,854)
Net realized losses on trading investments	6,099	30,822
Undistributed (gain) loss on private equity limited partnerships	(3,994)	492
Interest credited to contractholder deposits	184,155	176,811
Deferred federal income taxes	71,003	143,756
Changes in assets and liabilities:
Additions to deferred policy acquisition costs, sales inducement asset, value of business and customer renewals acquired	(111,805)	(117,946)
Accrued investment income	5,823	4,723
Net change in reinsurance receivable/payable	60,487	36,789
Future contract and policy benefits	(17,617)	11,707
Other, net	(22,768)	138,028

Net cash provided by operating activities	377,896	485,557

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	213,769	284,652
Trading fixed maturity securities	2,067,550	1,488,444
Mortgage loans	115,551	92,420
Other invested assets (1)	(71,630)	152,900
Purchase of:
Available-for-sale fixed maturity securities	(352,185)	(602,292)
Trading fixed maturity securities	(1,157,234)	(2,472,109)
Mortgage loans	(1,495)	(28,551)
Real estate	(8,056)	(1,974)
Other invested assets (2)	(44,271)	(28,255)
Net change in policy loans	(11,276)	8,756
Net change in short-term investments	819,742	1,192,225

Net cash provided by investing activities	$1,570,465	$86,216
Continued on next page

(1) Includes $(84.6)  million and $100.5 million related to settlement of derivative instruments during the six-month periods ended June 30, 2011 and 2010, respectively.
(2) Includes $43.2 million and $27.4 million related to issuance of derivative instruments during the six-month periods ended June 30, 2011 and 2010, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2011	2010

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$542,793	$647,901
Withdrawals from contractholder deposit funds	(1,230,954)	(1,336,122)
Capital contribution from Parent	-	400,000
Other, net	(18,398)	(12,761)

Net cash used in financing activities	(706,559)	(300,982)

Net change in cash and cash equivalents	1,241,802	270,791

Cash and cash equivalents, beginning of period	736,323	1,804,208

Cash and cash equivalents, end of period	$1,978,125	$2,074,999

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of June 30, 2011, the Company directly or indirectly owned all of the outstanding shares of SLNY, a New York life insurance company which issues individual fixed and variable annuity contracts, individual life insurance, group life, group disability, group dental and group stop loss insurance in New York; Independence Life and Annuity Company, a Rhode Island life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC.

All inter-company transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

On June 30, 2011, the Company dissolved Sun Parkaire Landing LLC which was one of the Company’s special purpose entities established for real estate investments purposes.  As a result of this dissolution, Sun Parkaire Landing LLC’s assets of $19.9 million (including $18.6 million in real estate) and liabilities of $0.1 million at June 30, 2011, were transferred to the Company.  This transfer did not have any impact on the Company’s condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

Involvement with VIEs

The Company is involved with various special purpose entities and other entities that are deemed to be variable interest entities (“VIEs”) primarily as a collateral manager and as an investor through normal investment activities, or as a means of accessing capital. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest or lacks sufficient funds to finance its own activities without financial support provided by other entities.

The Company performs ongoing qualitative assessments of its VIEs under Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation,” to determine whether it has a controlling financial interest in the VIE and, therefore, is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The Company consolidates the VIE in its condensed consolidated financial statements if it determines that it is the VIEs primary beneficiary.

Consolidated VIEs

At June 30, 2011, the Company had an interest in one significant VIE, Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”), for which consolidation is required under FASB ASC Topic 810.

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

The CARS Trust is a structured investment vehicle for which the Company provides investment management services and holds securities issued by the entity.  Creditors have no recourse against the Company in the event of default by the CARS Trust, nor does the Company have any implied or unfunded commitments to the CARS Trust. The Company's financial, or other, support provided to the CARS Trust is limited to its investment management services and original investment.  The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to the CARS Trust.

	June 30, 2011	December 31, 2010

Assets	$36,786	$36,324
Liabilities	22,563	27,341
Maximum exposure to loss	37,400	37,400

As the sole beneficiary of the CARS Trust, while having a controlling financial interest in the investment vehicle, the Company is required to consolidate the entity under FASB ASC Topic 810. As a result of the consolidation, the Company has recorded in its unaudited condensed consolidated balance sheets, a credit default swap held by the CARS Trust.  At issue, the swap had a seven-year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement. In the event that the trust is required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  As of June 30, 2011, the maximum future payments that the CARS Trust could be required to make is $37.4 million.  The CARS Trust made no payment during the year ended December 31, 2010.  The carrying amount of the assets in this VIE is included in trading fixed maturity securities and the carrying amount of the liabilities in this VIE is included in the derivative liabilities in the Company’s unaudited condensed consolidated balance sheets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. DESCRIPTION OF BUSINESS (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

Non-Consolidated VIEs

At June 30, 2011, other than the CARS Trust, the Company had no interest in significant VIEs for which consolidation is required under FASB ASC Topic 810.

In addition, through normal investment activities, the Company makes passive investments in various issues by VIEs.  These investments are included in trading and available-for-sale fixed maturity securities, limited partnerships and other invested assets in the Company's condensed consolidated financial statements.  The Company has not provided financial or other support with respect to these investments other than its original investments. For these investments, the Company has determined it is not the primary beneficiary due to the size of its investment relative to other issues, the level of credit subordination which reduces its obligation to absorb losses or right to receive benefits, and/or its inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company's maximum exposure to loss on these investments is limited to the amount of its investment.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those used in determining the fair value of financial instruments, goodwill, deferred policy acquisition costs (“DAC”), including sales inducement asset (“SIA”), value of business acquired (“VOBA”), value of customer renewals acquired (“VOCRA”), liabilities for future contract and policyholder benefits, unearned revenue reserves, accruals, other-than-temporary impairments of investments, allowance for loan loss, valuation allowance on deferred tax assets and provision for income taxes.  Actual results could differ from those estimates.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).”  The amendments in ASU 2010-29 provide guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented.  ASU 2010-29 requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also require the supplemental pro forma disclosure to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly related to the business combination.  The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company adopted ASU 2010-29 on January 1, 2011 and will apply this guidance to future business combinations.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The amendments in ASU 2011-05 require entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under the two-statement approach, the first statement or statement of net income must present total net income and its components followed consecutively by the statement of comprehensive income which should include total other comprehensive income and its components.  Under either method, entities must display adjustments for items that are classified from other comprehensive income to net income in both statements of net income and comprehensive income.

ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in ASU 2011-05 are effective, on a retrospective basis, for fiscal years and interim periods within those fiscal years beginning after December 15, 2011.  The Company will adopt ASU 2011-05 on March 31, 2012 and does not expect the requirements in this ASU to significantly impact the Company’s condensed consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”).  In evaluating whether a restructuring constitutes a TDR a creditor must use judgment to determine whether the following exist:

1.	The borrower is experiencing financial difficulties, and
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

The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011.  These amendments are to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  The Company will adopt ASU 2011-2 on July 1, 2011.

In October 2010, the FASB issued ASU 2010-26, “Financial Services–Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force),” which amends FASB ASC Topic 944 to modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The amendments specify that only incremental costs of successful contract acquisition that result directly from and are essential to the contract transactions can be capitalized as deferred acquisition costs.  The incremental direct costs are those costs that would not have been incurred by the insurance entity if the contract transactions did not occur.  The amendments in ASU 2010-26 are effective for interim periods and fiscal years beginning after December 15, 2011.  The Company will adopt ASU 2010-26 on January 1, 2012 and is assessing the impact of this adoption.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Related Party Reinsurance Transactions

As more fully described in Note 6 to the Company’s unaudited condensed consolidated financial statement, the Company and its subsidiary, SLNY, are party to several reinsurance transactions with Sun Life Assurance Company of Canada (“SLOC”) and other affiliates.  Reinsurance premiums with related parties are based on market rates.

Capital Transactions

The Company did not receive any capital contribution from the Parent during the six-month period ended June 30, 2011. During the year ended December 31, 2010, the Company received capital contribution totaling $400.0 million from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure the Company continues to exceed certain capital requirements prescribed by the National Association of Insurance Commissioners (the “NAIC”).  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies.  The risk-based capital formulas for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

The Company did not declare or pay any dividends during the six-month period ended June 30, 2011 or the year ended December 31, 2010.

Debt Transactions

At June 30, 2011 and December 31, 2010, the Company had $18.0 million in promissory notes issued to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”), an affiliate. The Company pays interest semi-annually to Sun Life (Hungary) LLC.  Related to these promissory notes, the Company incurred interest expense of $0.3 million and $0.5 million for each of the three and six-month periods ended June 30, 2011 and 2010, respectively.

At June 30, 2011 and 2010, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc., an affiliate.  The Company expensed $10.6 million and $21.3 million for interest on these surplus notes for each of the three and six-month periods ended June 30, 2011 and 2010, respectively.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900.0 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”), an affiliate, which will mature on October 6, 2013.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III. Total interest credited for the funding agreements was $1.4 million and $2.9 million for the three and six-month periods ended June 30, 2011, respectively, and $1.4 million and $2.8 million for the three and six-month periods ended June 30, 2010, respectively.  The Company also issued a $100.0 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $ 0.2 million and $0.3 million for the three and six-month periods ended June 30, 2011 and 2010, respectively, for interest on this demand note.

The Company has an interest rate swap agreement with LLC III with an aggregate notional amount of $900.0 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900.0 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”), an affiliate, which will mature on July 6, 2011.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  Total interest credited for these funding agreements was $1.2 million and $2.5 million for the three and six-month periods ended June 30, 2011, respectively, and $1.2 million and $2.4 million for the three and six-month periods ended June 30, 2010, respectively.  The Company also issued a $100.0 million floating rate demand note payable to LLC II on May 24, 2006. The Company expensed $0.1 million and $0.3 million for the three and six-month periods ended June 30, 2011 and 2010, respectively, for interest on this demand note.

The Company also had an interest rate swap agreement with LLC II with an aggregate notional amount of $900.0 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.  Refer to Note 12 for additional information regarding the maturity of the funding agreement issued to LLC II.

On July 1 and July 8, 2010, the Company paid $900.0 million and $10.0 million, respectively, to Sun Life Financial Global Funding, LLC (“LLC”) due to the maturity of funding agreements.  Total interest credited for these funding agreements was $1.4 million and $2.8 million for the three and six-month periods ended June 30, 2010, respectively.  On August 6, 2010, the Company also paid $100.1 million to LLC including $0.1 million in interest due to the maturity of a $100.0 million floating rate demand note.  The Company expensed $0.2 million and $0.4 million for the three and six-month periods ended June 30, 2010, respectively, for interest on this demand note.  The related $900.0 million interest rate swap agreement expired on July 6, 2010 due to the maturity of the underlying floating rate funding agreements with LLC.

The account values related to the funding agreements issued to LLC III and LLC II are reported in the Company’s unaudited condensed consolidated balance sheets as a component of contractholder deposit funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other

Effective December 31, 2009, the Company transferred all of its employees to an affiliate, Sun Life Financial (U.S.) Services Company, Inc. (“Sun Life Services”), with the exception of 28 employees who were transferred to Sun Life Financial Distributors, Inc. (“SLFD”), another affiliate.  The tax benefits associated with SLF stock options that had been granted to employees of the Company prior to the employee transfer, is recognized by the Company in stockholder’s equity when these benefits vest.  Neither Sun Life Services nor SLFD are included in the accompanying condensed consolidated financial statements.  Concurrent with this transaction, Sun Life Services assumed the sponsorship of the Company’s retirement plans.  As a result of this transaction, the Company transferred to Sun Life Services all employee-benefits related assets and liabilities, the associated deferred tax asset, and certain property, equipment and software.  For more details on these transactions, refer to Note 3 of the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The transfer of fixed assets from the Company to Sun Life Services discussed above, along with the administrative service agreement, resulted in a sale-leaseback transaction.  The Company recorded a deposit liability for $17.1 million which represents the cost of certain of the assets transferred.  The Company will amortize the liability over the remaining useful life of the assets that have been sold, which is estimated to be seven years.  As of June 30, 2011, the remaining deposit liability was $12.8 million.

Pursuant to an administrative services agreement between the Company and Sun Life Services, Sun Life Services provides human resources services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative and other operational support functions) to the Company.  The Company reimburses Sun Life Services for the cost of such services, plus, with respect to certain of those services, pays an arms-length based profit margin agreed upon by the parties.  Total payments under this agreement were $25.6 million and $60.4 million for the three and six-month periods ending June 30, 2011, respectively, and $28.1 million and $56.8 million for the three and six-month periods ending June 30, 2010, respectively.

The Company also participated in pension and other retirement plans sponsored by Sun Life Services.  The cost of these benefits to the Company were allocated and charged to the Company in a manner consistent with the allocation of employee compensation expenses and the number of participants.  For the three and six-month periods ended June 30, 2011, expenses of $1.4 million and $2.8 million, respectively, were allocated to the Company by Sun Life Services for the pension and other benefits plans. For the three and six-month periods ended June 30, 2010, expenses of $1.9 million and $3.8 million, respectively, were allocated for the pension and other benefits plans.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company. Amounts received under this agreement were approximately $3.3 million and $6.6 million for the three and six-month periods ended June 30, 2011, respectively, and $3.2 million and $6.5 million for the three and six-month periods ended June 30, 2010, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), an affiliate and registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $4.2 million and $8.2 million for the three and six-month periods ended June 30, 2011, respectively, and $3.2 million and $5.9 million for the three and six-month periods ended June 30, 2010, respectively.  The Company, also paid $5.0 million and $10.6 million during the three and six-month periods ended June 30, 2011, respectively, and $5.2 million and $10.5 million during the three and six-month periods ended June 30, 2010, respectively, in investment management service fees to SCA.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

The Company paid distribution fees to SLFD of $10.7 million and $20.6 million during the three and six-month periods ended June 30, 2011, respectively, and $11.2 million and $21.7 million during the three and six-month periods ended June 30, 2010, respectively.

The Company has an administrative services agreement with Sun Life Information Services Canada, Inc. (“SLISC”), an affiliate, under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement were $5.2 million and $9.7 million for the three and six-month periods ended June 30, 2011, respectively, and $4.9 million and $9.1 million for the three and six-month periods ended June 30, 2010, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited (“SLISIL”), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $5.5 million and $11.6 million for the three and six-month periods ended June 30, 2011, respectively, and $6.0 million and $12.3 million for the three and six-month periods ended June 30, 2010, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2014 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to approximately $3.0 million and $6.1 million for the three and six-month periods ended June 30, 2011 and 2010, respectively.  Rental income is reported as a component of net investment income in the Company’s unaudited condensed consolidated statements of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the Company’s four segments (in 000’s):

	Six-month period ended June 30, 2011

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 714,899	$ 36,976	$ 62,876	$ 12,703	$ 827,454
Total benefits and expenses	589,961	44,696	58,425	6,824	699,906
Income (loss) before income tax expense (benefit)	124,938	(7,720)	4,451	5,879	127,548
Net income (loss)	$ 90,677	$ (4,901)	$ 2,909	$ 3,114	$ 91,799

	Six-month period ended June 30, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 545,477	$ 27,671	$ 64,576	$ (33,518)	$ 604,206
Total benefits and expenses	126,187	26,308	61,992	11,914	226,401
Income (loss) before income tax expense (benefit)	419,290	1,363	2,584	(45,432)	377,805
Net income (loss)	$ 282,658	$ 971	$ 1,682	$ (28,860)	$ 256,451

	Three-month period ended June 30, 2011

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 255,011	$ 17,470	$ 31,569	$ 17,326	$ 321,376
Total benefits and expenses	165,433	22,803	28,007	2,129	218,372
Income (loss) before income tax expense (benefit)	89,578	(5,333)	3,562	15,197	103,004
Net income (loss)	$ 62,714	$ (3,412)	$ 2,326	$ 9,786	$ 71,414

	Three-month period ended June 30, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$ 3,352	$ 12,445	$ 32,315	$ (1,382)	$ 46,730
Total benefits and expenses	(211,278)	12,093	30,844	1,040	(167,301)
Income (loss) before income tax expense (benefit)	214,630	352	1,471	(2,422)	214,031
Net income (loss)	$ 144,523	$ 260	$ 959	$ (942)	$ 144,800

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On April 1, 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances which indicate that a transaction is not orderly.  The Company reviewed its pricing sources and methodologies and has concluded that its various pricing sources and methodologies are in compliance with this guidance. During the six-month period ended June 30, 2011, there were no changes to these valuation techniques and the related inputs.

Fair Value Hierarchy

Financial assets and liabilities recorded at fair value in the Company’s unaudited condensed consolidated balance sheets are categorized as follows:

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

The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith and credit of the Government, municipal bonds, structured notes and certain asset-backed securities (“ABS”), including collateralized debt obligations, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), certain corporate debt, certain private equity investments and certain derivatives, including certain derivatives embedded in reinsurance contracts.

Level 3

•
Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  They reflect management's assumptions about what a market participant would use in pricing the asset or liability.

Generally, the types of assets and liabilities utilizing Level 3 valuations are certain ABS, RMBS, and CMBS, certain corporate debt, certain private equity investments, certain mutual fund holdings and certain derivatives, including certain derivatives embedded in reinsurance and annuity contracts and certain funding agreements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of June 30, 2011 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$205	$3	$208
Residential mortgage-backed securities	-	30,658	-	30,658
Commercial mortgage-backed securities	-	12,542	2,137	14,679
Foreign government & agency securities	-	-	-	-
U.S. states and political subdivisions securities	-	220	-	220
U.S. treasury and agency securities	488,949	-	-	488,949
Corporate securities	-	1,100,755	7,462	1,108,217
Total available-for-sale fixed maturity securities	488,949	1,144,380	9,602	1,642,931

Trading fixed maturity securities:
Asset-backed securities	-	302,947	75,535	378,482
Residential mortgage-backed securities	-	666,785	157,814	824,599
Commercial mortgage-backed securities	-	726,745	67,031	793,776
Foreign government & agency securities	-	109,482	13,003	122,485
U.S. states and political subdivisions securities	-	627	-	627
U.S. treasury and agency securities	320,658	1,631	963	323,252
Corporate securities	-	8,178,459	106,654	8,285,113
Total trading fixed maturity securities	320,658	9,986,676	421,000	10,728,334

Derivative instruments - receivable:
Interest rate contracts	-	100,122	-	100,122
Foreign currency contracts	-	36,988	-	36,988
Equity contracts	28,751	35,811	18,035	82,597
Futures contracts	1,137	-	-	1,137
Total derivative instruments - receivable	29,888	172,921	18,035	220,844

Other invested assets	3,276	28,236	2,133	33,645
Short-term investments	12,997	-	-	12,997
Cash and cash equivalents	1,978,125	-	-	1,978,125
Total investments and cash	2,833,893	11,332,213	450,770	14,616,876

Separate account assets:
Mutual fund investments	23,506,664	-	-	23,506,664
Equity investments	187,826	26,925	59	214,810
Fixed income investments	290,954	6,008,621	97,452	6,397,027
Alternative investments	9,754	75,916	366,109	451,779
Other investments	1,894	-	-	1,894
Total separate account assets (1) (2)	23,997,092	6,111,462	463,620	30,572,174

Total assets measured at fair value on a recurring basis	$26,830,985	$17,443,675	$914,390	$45,189,050

(1)	Pursuant to the conditions set forth in FASB ASC Topic 944, “Financial Services - Insurance,” the value of separate account liabilities is set to equal the fair value of the separate account assets.

(2)	Excludes $2,270.9 million primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820, “Fair Value Measurement.”

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of June 30, 2011 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability (1)	$-	$-	$(7,645)	$(7,645)
Guaranteed minimum accumulation benefit liability (1)	-	-	(2,554)	(2,554)
Derivatives embedded in reinsurance contracts (1)	-	78,075	18,035	96,110
Fixed index annuities (1)	-	-	132,804	132,804
Total other policy liabilities	-	78,075	140,640	218,715

Derivative instruments – payable:
Interest rate contracts	-	282,615	-	282,615
Foreign currency contracts	-	6,767	-	6,767
Credit contracts	-	-	22,563	22,563
Futures contracts	23,550	-	-	23,550
Total derivative instruments – payable	23,550	289,382	22,563	335,495

Other liabilities:
Bank overdrafts	41,883	-	-	41,883

Total liabilities measured at fair value on a recurring basis	$65,433	$367,457	$163,203	$596,093

(1)
The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s unaudited condensed consolidated balance sheet.  At June 30, 2011, the net balances of guaranteed minimum withdrawal and accumulated benefits were in an asset position.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of December 31, 2010 (in 000’s):

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

(2)Excludes $1,814.1 million, primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Derivative instruments - receivables and payables:  The fair values of swaps are based on current settlement values, dealer quotes and market prices.  Fair values for options and futures are also based on dealer quotes and market prices.  The Company uses credit valuation adjustments (“CVAs”) to properly reflect the component of fair value of certain derivative instruments that arise from default risk.  CVAs are based on a methodology that primarily uses published credit default swap spreads as a key input in determining an implied level of expected loss over the total life of the derivative contract.  When this information is not available, the Company also may utilize credit spreads implied from published bond yields, or published cumulative default experience data adjusted for current trends. CVAs may be calculated based on the credit risk of counterparties for asset positions or the Company's own credit risk for liability positions. The CVAs also take into account contractual factors designed to reduce the Company’s credit exposure to each counterparty, such as collateral and legal rights of offset.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

Other policy liabilities:  The fair values of S&P 500 Index and other equity-linked embedded derivatives are produced using standard derivative valuation techniques.  Guaranteed minimum accumulation benefit (“GMAB”) or guaranteed minimum withdrawal benefit (“GMWB”) are considered to be derivatives under FASB ASC Topic 815, “Derivatives and Hedging,” and are included in contractholder deposit funds and other policy liabilities in the Company’s unaudited condensed consolidated balance sheets.  Consistent with the provisions of FASB ASC Topic 820, the Company incorporates risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the six-month period ended June 30, 2011 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Ending balance	Change in total gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in OCI

Available-for-sale fixed maturity securities:
Asset-backed	$ 11	$ (12)	$ 4	$ -	$ -	$ -	$ -	$ -	$ -	$ 3	$ -
Residential mortgage-backed	-										-
Commercial mortgage-backed	2,047	(199)	289							2,137	-
Foreign government & agency	-	-	-	-	-	-	-	-	-	-	-
U.S. states & political subdivisions	-	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency	-	-	-	-	-	-	-	-	-	-	-
Corporate	1,135	11	248	6,102	-	-	(34)	-	-	7,462	-
Total available-for-sale fixed maturity securities	3,193	(200)	541	6,102	-	-	(34)	-	-	9,602	-

Trading fixed maturity securities:
Asset-backed	90,851	9,464	-	-	-	-	(3,198)	5,192	(26,774)	75,535	9,072
Residential mortgage-backed	88,719	12,472	-	-	-	-	(20,315)	133,509	(56,571)	157,814	14,918
Commercial mortgage-backed	82,171	(967)	-	-	-	-	(19,127)	4,954	-	67,031	(7)
Foreign government & agency	13,790	(787)	-	-	-	-	-	-	-	13,003	45
U.S. states & political subdivisions	-	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency	1,101	(22)	-	-	-	-	(116)	-	-	963	(7)
Corporate	132,556	7,567	-	6,932	(3,404)	-	(4,578)	3,202	(35,621)	106,654	7,019
Total trading fixed maturity securities	409,188	27,727	-	6,932	(3,404)	-	(47,334)	146,857	(118,966)	421,000	31,040

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-	-
Equity contracts	13,785	5,330	-	3,124	-	-	(4,204)	-	-	18,035	5,330
Futures contracts	-	-	-	-	-	-	-	-	-	-	-
Total derivative instruments – receivable	13,785	5,330	-	3,124	-	-	(4,204)	-	-	18,035	5,330

Other invested assets	8,343	440	-	1,000	-	-	-	-	(7,650)	2,133	440
Short-term investments	-	-	-	-	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-	-	-	-	-
Total investments and cash	434,509	33,297	541	17,158	(3,404)	-	(51,572)	146,857	(126,616)	450,770	36,810

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-	-	-	-	-
Equity investments	-	-	-	-	-	-	-	59	-	59	-
Fixed income investments	56,323	(393)	-	142,395	(91,583)	-	(10,216)	32,618	(31,692)	97,452	(762)
Alternative investments	293,254	18,067	-	148,821	(92,047)	-	(5,186)	3,200	-	366,109	16,706
Other investments	-	-	-	-	-	-	-	-	-	-	-
Total separate account assets (1)	349,577	17,674	-	291,216	(183,630)	-	(15,402)	35,877	(31,692)	463,620	15,944

Total assets measured at fair value on a recurring basis	$784,086	$ 50,971	$ 541	$ 308,374	$ (187,034)	$ -	$(66,974)	$182, 734	$ (158,308)	$914,390	$ 52,754

(1) The gains and losses included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the six-month period ended June 30, 2011 (in 000’s):
Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Ending balance	Change in total (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in OCI

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability (1)	$ 2,245	$ (115,180)	$ -	$ -	$ -	$105,290	$ -	$ -	$ -	$(7,645)	$(118,199)
Guaranteed minimum accumulation benefit liability (1)	49	(14,131)	-			11,528	-	-	-	(2,554)	(14,893)
Derivatives embedded in reinsurance contracts	-	(1,344)	-	3,124		20,459	(4,204)	-	-	18,035	(1,344)
Fixed index annuities	131,608	(19,438)	-			20,634	-	-	-	132,804	16,427
Total other policy liabilities	133,902	(150,093)	-	3,124		157,911	(4,204)	-	-	140,640	(118,009)
Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-	-
Credit contracts	27,341	(4,778)	-	-	-	-	-	-	-	22,563	(4,778)
Futures contracts	-	-	-	-	-	-	-	-	-	-	-
Total derivative instruments – payable	27,341	(4,778)	-	-	-	-	-	-	-	22,563	(4,778)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-	-	-	-	-
Total liabilities measured at fair value on a recurring basis	$161,243	$ (154,871)	$ -	$ 3,124	$ -	$157,911	$ (4,204)	$ -	$ -	$ 163,203	$ (122,787)

(1)
The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s unaudited condensed consolidated balance sheet.  At June 30, 2011, the net balances of guaranteed minimum withdrawal and accumulated benefits were in an asset position.

Gains and losses related to Level 3 assets and liabilities, as included in the Company’s unaudited condensed consolidated statements of operations for the six-month period ended June 30, 2011, are reported as follows (in 000’s):

	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment income	$28,167	$31,480
Net derivative income	160,201	128,117
Net realized investment losses, excluding impairment losses on available-for-sale securities	(200)	-
Net gains	$188,168	$159,597

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the six-month period ended June 30, 2010 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income
Available-for-sale fixed maturity securities:
Asset-backed securities	$ 37	$ (22)	$ 7	$ -	$ -	$ 22	$ -
Residential mortgage-backed securities	-	-	-	-	-	-	-
Commercial mortgage-backed securities	1,930	(307)	(252)	-	-	1,371	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,936	(12)	(5)	(57)	(7,184)	678	-
Total available-for-sale fixed maturity securities	9,903	(341)	(250)	(57)	(7,184)	2,071	-

Trading fixed maturity securities:
Asset-backed securities	111,650	(8,524)	-	(18,975)	(36,483)	47,668	7,159
Residential mortgage-backed securities	154,551	2,505	-	(6,416)	(52,317)	98,323	5,066
Commercial mortgage-backed securities	14,084	798	-	48,607	(696)	62,793	1,670
Foreign government & agency securities	15,323	(685)	-	-	-	14,638	103
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	107,886	(6,196)	-	2,187	(55,326)	48,551	1,635
Total trading fixed maturity securities	403,494	(12,102)	-	25,403	(144,822)	271,973	15,633

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Equity contracts	8,821	(3,894)	-	(3,204)	-	1,723	(3,894)
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments– receivable	8,821	(3,894)	-	(3,204)	-	1,723	(3,894)

Other invested assets	-	128	-	1,486	-	1,614	127
Short-term investments	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	422,218	(16,209)	(250)	23,628	(152,006)	277,381	11,866

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-
Equity investments	7	11	-	179	-	197	10
Fixed income investments	276,530	4,140	-	(78,387)	(109,320)	92,963	1,313
Alternative investments	267,196	(10,652)	-	16,182	(2,969)	269,757	(10,741)
Other investments	4,108	-	-	-	(4,108)	-	-
Total separate account assets (1)	547,841	(6,501)	-	(62,026)	(116,397)	362,917	(9,418)

Total assets measured at fair value on a recurring basis	$ 970,059	$(22,710)	$ (250)	$ (38,398)	$ (268,403)	$ 640,298	$ 2,448

(1)	The gains and losses included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the six-month period ended June 30, 2010 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability (1)	$168,786	$385,563	$ -	$ 63,680	$ -	$ 618,029	$ 387,678
Guaranteed minimum accumulation benefit liability (1)	81,669	138,727	-	11,515	-	231,911	139,536
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	140,966	(27,126)	-	4,447	-	118,287	(7,166)
Total other policy liabilities	391,421	497,164	-	79,642	-	968,227	520,048

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Credit contracts	34,349	(623)	-	-	-	33,726	(623)
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments – payable	34,349	(623)	-	-	-	33,726	(623)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$425,770	$496,541	$ -	$ 79,642	$ -	$ 1,001,953	$ 519,425

(1)	The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s unaudited condensed consolidated balance sheet.

Gains and losses related to Level 3 assets and liabilities, as included in the Company’s unaudited condensed consolidated statements of operations for the six-month period ended June 30, 2010, are reported as follows (in 000’s):

	Total losses included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment (loss) income	$(11,974)	$15,760
Net derivative loss	(500,435)	(523,319)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(341)	-
Net losses	$(512,750)	$(507,559)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended June 30, 2011 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in OCI
Available-for-sale fixed maturity securities:
Asset-backed	$ 7	$ (5)	$ 1	$ -	$ -	$ -	$ -	$ -	$ -	$ 3	$ -
Residential mortgage-backed	-	-	-	-	-	-	-	-	-	-	-
Commercial mortgage-backed	2,089	(66)	114	-	-	-	-	-	-	2,137	-
Foreign government & agency	-	-	-	-	-	-	-	-	-	-	-
U.S. states & political subdivisions	-	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency	-	-	-	-	-	-	-	-	-	-	-
Corporate	7,386	6	70	-	-	-	-	-	-	7,462	-
Total available-for-sale fixed maturity securities	9,482	(65)	185	-	-	-	-	-	-	9,602	-

Trading fixed maturity securities:
Asset-backed	90,706	582	-	-	-	-	(1,272)	1,696	(16,177)	75,535	500
Residential mortgage-backed	145,035	3,223	-	-	-	-	(7,356)	78,250	(61,338)	157,814	3,778
Commercial mortgage-backed	81,994	(1,710)	-	-	-	-	(18,119)	4,866	-	67,031	(1,144)
Foreign government & agency	13,165	(162)	-	-	-	-	-	-	-	13,003	257
U.S. states & political subdivisions	-	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency	1,096	(17)	-	-	-	-	(116)	-	-	963	(10)
Corporate	106,537	568	-	-	-	-	(451)	-	-	106,654	588
Total trading fixed maturity securities	438,533	2,484	-	-	-	-	(27,314)	84,812	(77,515)	421,000	3,969

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-	-
Equity contracts	20,459	350	-	1,586	-	-	(4,360)	-	-	18,035	350
Futures contracts	-	-	-	-	-	-	-	-	-	-	-
Total derivative instruments – receivable	20,459	350	-	1.586	-	-	(4,360)	-	-	18,035	350

Other invested assets	10,156	(193)	-	-	-	-	-	-	(7,830)	2,133	(193)
Short-term investments	-	-	-	-	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-	-	-	-	-
Total investments and cash	478,630	2,576	185	1,586	-	-	(31,674)	84,812	(85,345)	450,770	4,126

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-	-	-	-	-
Equity investments	64	-	-	-	-	-	-		(5)	59	-
Fixed income investments	66,935	(396)	-	78,155	(24,369)	-	(5,411)	7,188	(24,650)	97,452	(632)
Alternative investments	348,076	4,863	-	104,227	(88,337)	-	(2,720)	-	-	366,109	4,164
Other investments	-	-	-	-	-	-	-	-	-	-	-
Total separate account assets (1)	415,075	4,467	-	182,382	(112,706)	-	(8,131)	7,188	(24,655)	463,620	3,532

Total assets measured at fair value on a recurring basis	$893,705	$ 7,043	$ 185	$183,968	$(112,706)	$ -	$ (39,805)	$ 92,000	$ (110,000)	$914,390	$ 7,658

(1)     The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended June 30, 2011 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer s into level 3	Transfers out of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in OCI

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability (1)	$(122,682)	$ 60,797	$ -	$ -	$ - -	$ 54,240	$ -	$ -	$ -	$ (7,645)	$ 59,234
Guaranteed minimum accumulation benefit liability (1)	(34,560)	26,377	-	-	-	5,629	-	-	-	(2,554)	26,010
Derivatives embedded in reinsurance contracts	20,459	350	-	1,587	-	-	(4,361)	-	-	18,035	350
Fixed index annuities	139,577	(24,962)	-	-	-	-	18,189	-	-	132,804	593
Total other policy liabilities	2,794	62,562	-	1,587	-	59,869	13,828	-	-	140,640	86,187

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-	-
Credit contracts	23,846	(1,283)	-	-	-	-	-	-	-	22,563	(1,283)
Futures contracts	-	-	-	-	-	-	-	-	-	-	-
Total derivative instruments – payable	23,846	(1,283)	-	-	-	-	-	-	-	22,563	(1,283)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-	-	-	-	-
Total liabilities measured at fair value on a recurring basis	$ 26,640	$ 61,279	$ -	$ 1,587	$ -	$59,869	$ 13,828	$ -	$ -	$163,203	$ 84,904

(1)
The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s unaudited condensed consolidated balance sheets.  At June 30, 2011, the net balances of guaranteed minimum withdrawal and accumulation benefits were in an asset position.

Gains and losses, related to Level 3 assets and liabilities, included in the Company’s unaudited condensed consolidated statements of operations for the three-month period ended June 30, 2011, are reported as follows (in 000’s):

	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment income	$2,291	$3,776
Net derivative loss	(60,929)	(84,554)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(65)	-
Net losses	$(58,703)	$(80,778)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended June 30, 2010 (in 000’s):

Assets	Beginning balance	Total realized and unrealized gains (losses)		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Available-for-sale fixed maturity securities:
Asset-backed securities	$ 29	$ (10)	$ 3	$ -	$ -	$ 22	$ -
Residential mortgage-backed securities	-	-	-	-	-	-	-
Commercial mortgage-backed securities	1,135	(64)	300	-	-	1,371	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	939	(6)	(1)	-	(254)	678	-
Total available-for-sale fixed maturity securities	2,103	(80)	302	-	(254)	2,071	-

Trading fixed maturity securities:
Asset-backed securities	48,924	769	-	(261)	(1,764)	47,668	921
Residential mortgage-backed securities	105,554	473	-	(3,268)	(4,436)	98,323	1,388
Commercial mortgage-backed securities	12,892	1,294	-	48,607	-	62,793	2,439
Foreign government & agency securities	15,093	(455)	-	-	-	14,638	(58)
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	96,653	(6,863)	-	4,416	(45,655)	48,551	979
Total trading fixed maturity securities	279,116	(4,782)	-	49,494	(51,855)	271,973	5,669

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Equity contracts	11,956	(7,048)	-	(3,185)	-	1,723	(7,049)
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments– receivable	11,956	(7,048)	-	(3,185)	-	1,723	(7,049)

Other invested assets	-	128	-	1,486	-	1,614	128
Short-term investments	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	293,175	(11,782)	302	47,795	(52,109)	277,381	(1,252)

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-
Equity investments	7	11	-	179	-	197	10
Fixed income investments	313,747	(78)	-	(88,136)	(132,570)	92,963	(2,723)
Alternative investments	259,762	(10,187)	-	20,182	-	269,757	(9,519)
Other investments	725	-	-	-	(725)	-	-
Total separate account assets (1)	$ 574,241	$(10,254)	-	(67,775)	(133,295)	362,917	(12,232)

Total assets measured at fair value on a recurring basis	$ 867,416	$ (22,036)	$ 302	$ (19,980)	$ (185,404)	$ 640,298	$ (13,484)

(1) The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended June 30, 2010 (in 000’s):

Liabilities	Beginning balance	Total realized and unrealized (gains) losses		Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in total (gains) losses included in earnings relating to instruments still held at the reporting date
		Included in earnings	Included in other comprehensive income

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$ 168,786	$ 385,563	$ -	$ 63,680	$ -	$ 618,029	$ 480,587
Guaranteed minimum accumulation benefit liability	46,030	180,406	-	5,475	-	231,911	181,178
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	139,012	(21,771)	-	1,046	-	118,287	(11,167)
Total other policy liabilities	353,828	544,198	-	70,201	-	968,227	650,598

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Credit contracts	34,612	(886)	-	-	-	33,726	(886)
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments – payable	34,612	(886)	-	-	-	33,726	(886)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$ 388,440	$ 543,312	$ -	$ 70,201	$ -	$ 1,001,953	$ 649,712

Total realized and unrealized gains (losses), related to Level 3 assets and liabilities, included in the Company’s unaudited condensed consolidated statements of operations for the three-month period ended June 30, 2010, are reported as follows (in 000’s):

	Total realized losses included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment (loss) income	$(4,654)	$5,797
Net derivative loss	(550,360)	(656,761)
Net realized investment losses, excluding impairment losses on available-for-sale securities	(80)	-
Net loss	$(555,094)	$(650,964)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the six-month period ended June 30, 2011, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ -
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-
Total available-for-sale fixed maturity securities	-	-	-	-	-	-

Trading fixed maturity securities:
Asset-backed securities	-	-	26,774	(5,192)	5,192	(26,774)
Collateralized mortgage obligations	-	-	-	(4,954)	4,954	-
Residential mortgage-backed securities	-	-	56,571	(133,509)	133,509	(56,571)
Commercial mortgage-backed securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	35,621	(3,202)	3,202	(35,621)
Total trading fixed maturity securities			118,966	(146,857)	146,857	(118,966)

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Futures contracts	-	-	-	-	-	-
Total derivative instruments– receivable	-	-	-	-	-	-

Other invested assets	-	-	7,650	-	-	(7,650)
Total investments and cash	-	-	126,616	(146,857)	146,857	(126,616)

Equity investments	-	-	-	(59)	59	-
Fixed income investments	-	-	31,692	(32,618)	32,618	(31,692)
Alternative investments	-	-	-	(3,200)	3,200	-
Other investments	-	-	-	-	-	-
Total separate account assets	-	-	31,692	(35,877)	35,877	(31,692)

Total assets measured at fair value on a recurring basis	$ -	$ -	$ 158,308	$ (182,734)	$ 182,734	$ (158,308)

The Company did not change the categorization of its financial instruments during the six-month period ended June 30, 2011.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the three-month period ended June 30, 2011, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$ -	$ -	$ -	$ -	$ -	$ -
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-
Total available-for-sale fixed maturity securities	-	-	-	-	-	-

Trading fixed maturity securities:
Asset-backed securities	-	-	16,177	(1,696)	1,696	(16,177)
Residential mortgage-backed securities	-	-	61,338	(78,250)	78,250	(61,338)
Commercial mortgage-backed securities	-	-	-	(4,866)	4,866	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-
Total trading fixed maturity securities	-	-	77,515	(84,812)	84,812	(77,515)

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Futures contracts	-	-	-	-	-	-
Total derivative instruments– receivable	-	-	-	-	-	-

Other invested assets	-	-	7,830	-	-	(7,830)
Total investments and cash	-	-	85,345	(84,812)	84,812	(85,345)

Equity investments	-	-	6		-	(6)
Fixed income investments	-	-	24,649	(7,188)	7,188	(24,649)
Alternative investments	-	-	-	-	-	-
Other investments	-	-	-	-	-	-
Total separate account assets	-	-	24,655	(7,188)	7,188	(24,655)

Total assets measured at fair value on a recurring basis	$ -	$ -	$ 110,000	$ (92,000)	$ 92,000	$ (110,000)

The Company did not change the categorization of its financial instruments during the three-month period ended June 30, 2011.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. FAIR VALUE MEASUREMENT (CONTINUED)

Financial Instruments Not Carried at Fair Value

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of certain financial instruments including those that are not carried at fair value. FASB ASC Topic 825 also excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements.  The fair value amounts presented herein do not include the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items.  Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value to the Company.  Likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value (in 000’s) at:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Mortgage loans	$ 1,605,920	$ 1,697,206	$ 1,737,528	$ 1,811,567
Policy loans	$ 607,346	$ 741,368	$ 717,408	$ 859,668

Financial liabilities:
Contractholder deposit funds and other policy liabilities	$ 11,255,962	$ 10,946,084	$ 11,944,058	$ 11,490,525
Debt payable to affiliates	$ 783,000	$ 783,000	$ 783,000	$ 783,000

The following methods and assumptions were used by the Company in determining the estimated fair value of the above financial instruments:

Interest receivable on the above financial instruments is stated at carrying value which approximates fair value.

Mortgage loans: The fair values of mortgage loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS

Fixed Maturity Securities

The amortized cost and fair value of fixed maturity securities held at June 30, 2011, were as follows (in 000’s):

			Gross
Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Unrealized Temporary Losses	OTTI Losses(1)	Fair Value
Non-corporate securities:
Asset-backed securities	$ 204	$ 5	$ (1)	$ -	$ 208
Residential mortgage-backed securities	28,291	2,367	-	-	30,658
Commercial mortgage-backed securities	15,459	402	(1,182)	-	14,679
U.S. states and political subdivision securities	216	4	-	-	220
U.S. treasury and agency securities	480,051	9,754	(856)	-	488,949
Total non-corporate securities	524,221	12,532	(2,039)	-	534,714

Corporate securities	1,061,682	58,611	(1,481)	(10,595)	1,108,217

Total available-for-sale fixed maturity securities	$ 1,585,903	$ 71,143	$ (3,520)	$ (10,595)	$ 1,642,931

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$ 500,138	$ 11,478	$ (133,134)	$ 378,482
Residential mortgage-backed securities	1,025,901	16,290	(217,592)	824,599
Commercial mortgage-backed securities	844,370	54,212	(104,806)	793,776
Foreign government & agency securities	113,996	8,489	-	122,485
U.S. states and political subdivision securities	603	24	-	627
U.S. treasury and agency securities	321,033	3,530	(1,311)	323,252
Total non-corporate securities	2,806,041	94,023	(456,843)	2,443,221

Corporate securities	7,960,370	417,725	(92,982)	8,285,113

Total trading fixed maturity securities	$ 10,766,411	$ 511,748	$ (549,825)	$ 10,728,334

(1)	Represents the pre-tax non-credit OTTI loss recorded as a component of accumulated other comprehensive income (“AOCI”) for assets still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturity Securities (continued)

The amortized cost and fair value of fixed maturity securities held at December 31, 2010, were as follows (in 000’s):

			Gross
Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Unrealized Temporary Losses	OTTI Losses (1)	Fair Value
Non-corporate securities:
Asset-backed securities	$ 694	$ 27	$ (6)	$ -	$ 715
Residential mortgage-backed securities	32,263	2,351	-	-	34,614
Commercial mortgage-backed securities	15,952	522	(1,424)	-	15,050
Foreign government & agency securities	506	57	-	-	563
U.S. states and political subdivision securities	217	-	(3)	-	214
U.S. treasury and agency securities	371,704	4,500	(971)	-	375,233
Total non-corporate securities	421,336	7,457	(2,404)	-	426,389

Corporate securities	1,001,615	82,490	(2,267)	(12,304)	1,069,534
Total available-for-sale fixed maturity securities	$ 1,422,951	$ 89,947	$ (4,671)	$ (12,304)	$ 1,495,923

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$ 544,106	$ 10,104	$ (142,230)	$ 411,980
Residential mortgage-backed securities	1,184,184	17,259	(278,650)	922,793
Commercial mortgage-backed securities	917,650	42,368	(140,823)	819,195
Foreign government & agency securities	122,537	8,239	-	130,776
U.S. states and political subdivision securities	605	8	-	613
U.S. treasury and agency securities	745,460	3,037	(878)	747,619
Total non-corporate securities	3,514,542	81,015	(562,581)	3,032,976

Corporate Securities	8,195,874	368,893	(130,625)	8,434,142
Total trading fixed maturity securities	$ 11,710,416	$ 449,908	$ (693,206)	$11,467,118

(1) Represents the pre-tax non-credit OTTI loss recorded as a component of AOCI for assets still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Fixed Maturity Securities (continued)

The amortized cost and estimated fair value by maturity periods for fixed maturity securities held at June 30, 2011 are shown below (in 000’s).  Actual maturities may differ from contractual maturities on structured securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 237,811	$ 239,362
Due after one year through five years	591,891	626,846
Due after five years through ten years	136,986	139,594
Due after ten years	575,261	591,584
Subtotal – Maturities of available-for-sale fixed securities	1,541,949	1,597,386
ABS, RMBS and CMBS securities(1)	43,954	45,545
Total available-for-sale fixed securities	$ 1,585,903	$ 1,642,931

Maturities of trading fixed securities:
Due in one year or less	$ 653,140	$ 670,813
Due after one year through five years	4,481,531	4,702,305
Due after five years through ten years	1,742,272	1,857,984
Due after ten years	1,519,059	1,500,375
Subtotal – Maturities of trading fixed securities	8,396,002	8,731,477
ABS, RMBS and CMBS securities(1)	2,370,409	1,996,857
Total trading fixed securities	$ 10,766,411	$ 10,728,334

(1)	ABS, RMBS and CMBS securities are shown separately in the above table as they are not due at a single maturity.

Gross gains of $53.1 million and gross losses of $9.4 million were realized on the sale of fixed maturity securities for the six-month period ended June 30, 2011.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Unrealized Losses

The following table shows the number of securities, fair value and gross unrealized losses, which includes temporary unrealized loss and the portion of non-credit OTTI losses recognized in AOCI.  The Company’s available-for-sale fixed maturity investments are aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at June 30, 2011 (in 000’s).

	Less Than Twelve Months			Twelve Months or More			Total
	No. (1)	Fair Value	Gross Unrealized Losses	No. (1)	Fair Value	Gross Unrealized Losses	No. (1)	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	-	$ -	$ -	1	$ 3	$ (1)	1	$ 3	$ (1)
Residential mortgage-backed securities	1	23	-	-	-	-	1	23	-
Commercial mortgage-backed securities	3	3,221	(58)	4	2,137	(1,124)	7	5,358	(1,182)
U.S. treasury and agency securities	1	15,801	(856)	-	-	-	1	15,801	(856)
Total non-corporate securities	5	19,045	(914)	5	2,140	(1,125)	10	21,185	(2,039)

Corporate securities	68	205,879	(4,907)	19	41,696	(5,091)	87	247,575	(9,998)
Total	73	$ 224,924	$ (5,821)	24	$ 43,836	$ (6,216)	97	$ 268,760	$ (12,037)

The following table shows the number of securities, fair value and gross unrealized losses, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI.  The Company’s available-for-sale fixed maturity investments are aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at December 31, 2010 (in 000’s).

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment

Beginning on April 1, 2009, the Company presents and discloses OTTI in accordance with FASB ASC Topic 320, “Investments-Debt and Equity Securities.” Securities whose fair value is less than their carrying amount are considered to be impaired and are evaluated for potential OTTI.  If the Company intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporarily impaired and the Company records a charge to earnings for the full amount of impairment based on the difference between the current carrying amount and the fair value of the security.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories: credit loss and non-credit loss.  The credit loss portion is charged to net realized investment gains in the unaudited condensed consolidated statements of operations, while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on an available-for-sale fixed maturity security is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.

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

“Monitor List”- Management has concluded that the Company’s amortized cost will be recovered through timely collection of all contractually specified cash flows, but that changes in issuer-specific facts and circumstances require monitoring on a quarterly basis.  No OTTI charge is recorded in the Company’s unaudited condensed consolidated statements of operations for unrealized loss on securities related to these issuers.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment (continued)

“Watch List”- Management has concluded that the Company’s amortized cost will be recovered through timely collection of all contractually specified cash flows, but that changes in issuer-specific facts and circumstances require continued monitoring during the quarter.  A security is moved from the Monitor List to the Watch List when changes in issuer-specific facts and circumstances increase the possibility that a security may become impaired within the next 24 months.  No OTTI charge is recorded in the Company’s unaudited condensed consolidated statements of operations for unrealized loss on securities related to these issuers.

“Impaired List”- This list includes securities that the Company has the intent to sell or more likely than not will be required to sell.  In addition, it includes those securities that management has concluded that the Company’s amortized cost will not be recovered due to expected delays or shortfalls in contractually specified cash flows. For these investments, an OTTI charge is recorded or the security is sold and a realized loss is recorded as a charge to income.  Credit OTTI losses are recorded in the Company’s unaudited condensed consolidated statement of operations and non-credit OTTI losses are recorded in other comprehensive income.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company recorded OTTI credit losses in its unaudited condensed consolidated statements of operations totaling $0.1 million and $0.9 million for the six-month period ended June 30, 2011 and 2010, respectively, for OTTI on its available-for-sale fixed maturity securities.  The $0.1 million credit loss OTTI recorded during the six-month period ended June 30, 2011 was concentrated in was concentrated in structured securities issued by sponsored securitization vehicles.  The $0.9 million credit loss OTTI recorded during the six-month period ended June 30, 2010 was concentrated in corporate debt of financial institutions.  These impairments were driven primarily by adverse financial conditions of the issuers.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities, for which a portion of the OTTI was also recognized in other comprehensive income for the six-month periods ended June 30 (in 000’s):

	2011	2010

Beginning balance, at January 1,	$5,847	$9,148
Add: Credit losses on OTTI not previously recognized	71	885
Less: Credit losses on securities sold	(5,427)	(1,699)
Less: Increases in cash flows expected on previously impaired securities	-	(1,276)
Other	3,341	-
Ending balance, at June 30,	$3,832	$7,058

The following table rolls forward the amount of credit losses recognized in earnings on debt securities, for which a portion of the OTTI was also recognized in other comprehensive income for the three-month periods ended June 30 (in 000’s):

	2011	2010

Beginning balance, at April 1,	$5,315	$7,976
Less: Credit losses on securities sold	(1,483)	(731)
Less: Increases in cash flows expected on previously impaired securities	-	(187)
Ending balance, at June 30,	$3,832	$7,058

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	June 30, 2011	December 31, 2010

Total mortgage loans	$ 1,605,920	$ 1,737,528

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

	Gross Carrying Value
	June 30,	December 31,
	2011	2010
Past due:
Between 30 and 59 days	$ -	$ 16,607
Between 60 and 89 days	5,653	12,333
90 days or more	17,253	19,310
Total past due	22,906	48,250
Current (1)	1,630,792	1,743,060
Total mortgage loans	$ 1,653,698	$ 1,791,310
Past due 90 days or more and still accruing	$ -	$ -

The Company’s allowance for mortgage loan losses was as follow:

	Allowance for Loan Loss
	June 30,	December 31,
	2011	2010

General allowance	$ 23,662	$ 23,662
Specific allowance	24,116	30,120
Total	$ 47,778	$ 53,782

(1)
Included in the $1,630.8 million and $1,743.1 million of the Company’s mortgage loans in current status at June 30, 2011 and December 31, 2010 are $176.9 million and $165.6 million, respectively, of mortgage loans that are impaired but not past due.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

MORTGAGE LOANS (CONTINUED)

The Company individually evaluates all its mortgage loans for impairment and records a specific provision for those deemed impaired.  The Company also collectively evaluates most of its mortgage loans (excluding those for which a specific allowance was recorded) for impairment.  At June 30, 2011, the Company individually and collectively evaluated loans with a gross carrying value of $1,653.7 million and $1,540.8 million, respectively.  At December 31, 2010, the Company individually and collectively evaluated loans with a gross carrying value of $1,791.3 million and $1,706.0 million, respectively.

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

	June 30,	December 31,
	2011	2010
Insured	$ -	$ -
High	373,319	394,288
Standard	510,333	544,243
Satisfactory	308,921	333,086
Low quality	461,125	519,693
Total	$ 1,653,698	$ 1,791,310

The following table shows the gross carrying value of impaired mortgage loans and related allowances at June 30, 2011:

	With no allowance recorded	With an allowance recorded	Total
Gross carrying value	$ 127,008	$ 72,808	$ 199,816
Unpaid principal balance	$ 128,320	$ 77,563	$ 205,883
Related allowance	$ -	$ 24,116	$ 24,116
Average recorded investment	$ 126,333	$ 80,613	$ 206,946

The following table shows the gross carrying value of impaired mortgage loans and related allowances at December 31, 2010:

	With no allowance recorded	With an allowance recorded	Total
Gross carrying value	$ 119,323	$ 85,281	$ 204,604
Unpaid principal balance	$ 120,417	$ 88,625	$ 209,042
Related allowance	$ -	$ 30,120	$ 30,120
Average recorded investment	$ 113,701	$ 86,575	$ 200,276

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

MORTGAGE LOANS (CONTINUED)

The average recorded investment in the impaired loans, the related amount of interest income recognized and cash receipts for interest on impaired mortgage loans were as follows (in 000’s):

	For the six-month periods ended June 30,		For the three-month periods ended June 30,
	2011	2010	2011	2010

Average investments	$206,946	$176,642	$208,118	$179,948
Interest income	$3,492	$3,345	$2,030	$1,537
Cash receipts on interest	$2,995	$2,869	$1,533	$1,513

The gross carrying value of the Company’s mortgage loans in a nonaccrual status was $108.1 million and $114.7 million at June 30, 2011 and December 31, 2010, respectively.

The activity in the allowance for loan loss was as follows:

	June 30, 2011	December 31, 2010

Beginning balance	$53,782	$42,782
Provisions for allowance	4,471	26,742
Charge-offs	(7,908)	(6,892)
Recoveries	(2,567)	(8,850)
Ending balance	$47,778	$53,782

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments for risk management purposes to hedge against specific interest rate risk, foreign currency exchange rates, equity market conditions, and to alter exposure arising from mismatches between assets and liabilities.  Derivative instruments are recorded in the unaudited condensed consolidated balance sheets at fair value and are presented as assets or liabilities.

The Company does not employ hedge accounting.  The Company believes that its derivatives provide economic hedges and the cost of formally documenting hedge effectiveness in accordance with the provisions of FASB ASC Topic 815 is not justified.  As a result, all changes in the fair value of derivatives are recorded in the current period operations as a component of net derivative income or loss.

Credit enhancements such as collateral is used to improve the credit risk of longer term derivative contracts.

It is common, and the Company’s preferred practice, for the parties to execute a Credit Support Annex (“CSA”) in conjunction with the International Swaps and Derivatives Association Master Agreement. Under a CSA, collateral is passed between the parties to mitigate the market contingent counterparty risk inherent in outstanding positions.

The primary types of derivatives held by the Company include swap agreements, swaptions, futures, call/put options, foreign currency contracts, and embedded derivatives, as described below.

Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flow payments at pre-determined intervals and are based upon or calculated by reference to changes in specified interest rates (fixed or floating), foreign currency exchange rates, or prices on an underlying principal balance (notional).  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency exchange swaps.  A single net payment is usually made by one counterparty at pre-determined dates. The net payment is recorded as a component of net derivative income (loss) in the unaudited condensed consolidated statement of operations.

Interest rate swaps are generally used to change the character of cash flows (e.g. fixed payments to floating rate payments) for duration matching purposes and to manage exposures to changes in the risk-free interest rate.

Foreign currency swaps are utilized as an economic hedge against changes in foreign currencies associated with certain non-U.S. dollar denominated cash flows.  From 2005 through 2006, the Company marketed guaranteed investment contracts (“GICs”) to unrelated third parties.  Each GIC transaction is highly-individualized, but typically involves the issuance of foreign currency denominated contracts backed by cross currency swaps or equity-linked cross currency swaps.  The combination of the currency swaps with interest rate swaps allows the Company to lock in U.S. dollar fixed rate payments for the life of the contract.

On September 6, 2006, the Company entered into an agreement with the CARS Trust, whereby the Company is the sole beneficiary of the CARS Trust.  Refer to Note 1 for additional information on the CARS Trust.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Call/Put Options

In addition to short futures, the Company also utilizes both over-the-counter (“OTC”) and listed put options on major indices to hedge against stock market exposure inherent in the guaranteed minimum death benefit and living benefit features of the Company's variable annuities.  Unlike futures, however, these options require initial cash outlays. The Company also purchases OTC call options on major indices to economically hedge its obligations under certain fixed annuity contracts, as well as enhance income on the underlying assets. On the trade date, an initial cash margin is exchanged for listed options.  Daily cash is exchanged to settle the daily variation margin.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following is a summary of the Company’s derivative positions at:

	At June 30, 2011		At December 31, 2010
	Number of	Principal	Number of	Principal
	Contracts	Notional (2)	Contracts	Notional (2)

Interest rate swaps	73	$ 5,602,500	70	$ 5,443,500
Currency swaps	6	368,440	7	349,460
Credit default swaps	1	37,400	1	37,400
Currency forwards	24	36,985	36	44,149
Swaptions	-	-	1	350,000
Futures (1)	(27,160)	3,248,425	(25,699)	2,918,839
Index call options	8,895	1,803,013	9,604	1,858,109
Index put options	3,000	396,192	4,100	515,632
Total		$ 11,492,955		$ 11,517,089

(1)  Amount represents the Company’s short position.

(2)  In thousands.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

With the exception of embedded derivatives, all derivatives are carried at fair value in derivative instruments – receivable or derivative instruments – payable in the Company’s unaudited condensed consolidated balance sheets.  Embedded derivatives related to reinsurance agreements and annuity contracts are carried at fair value in contractholder deposit funds and other policy liabilities in the Company’s unaudited condensed consolidated balance sheets.  The following is a summary of the Company’s derivative asset and liability positions by primary risk exposure (in 000’s).

	At June 30, 2011		At December 31, 2010
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Fair Value (a)	Fair Value (a)	Fair Value (a)	Fair Value (a)

Interest rate contracts	$ 100,122	$ 282,615	$ 97,060	$ 329,214
Foreign currency contracts	36,988	6,767	32,504	3,878
Equity contracts	82,597	-	59,397	-
Credit contracts	-	22,563	-	27,341
Futures contracts (b)	1,137	23,550	9,103	1,590
Total derivative instruments	220,844	335,495	198,064	362,023
Embedded derivatives (c)	10,199	228,914	2,896	178,069
Total	$ 231,043	$ 564,409	$ 200,960	$ 540,092

(a)	Amounts are presented without consideration of cross-transaction netting and collateral.
(b)	Futures contracts include interest rate, equity price and foreign currency exchange risks.
(c)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

All realized and unrealized derivative gains and losses are recorded in net derivative loss in the Company’s unaudited condensed consolidated statements of operations.  The following is a summary of the Company’s realized and unrealized gains (losses) by derivative type (in 000’s):

	For the six-month periods ended June 30,		For the three-month periods ended June 30,
	2011	2010	2011	2010

Interest rate contracts	$ 8,085	$ (78,669)	$ 17,007	$ (36,225)
Foreign currency contracts	(4,289)	(5,425)	(1,666)	(1,966)
Equity contracts	(4,166)	(14,012)	(14,670)	(8,783)
Credit contracts	4,778	623	1,283	886
Futures contracts	(113,701)	140,402	7,178	212,177
Embedded derivatives	1,294	(610,084)	(144,902)	(691,804)
Net derivative loss	$ (107,999)	$ (567,165)	$ (135,770)	$ (525,715)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, contractual requirements for transacting with counterparties and collateral support agreements, and limitations on counterparty concentrations.  Exposures by counterparty and counterparty credit ratings are monitored closely.  All of the contracts are held with counterparties rated A- or higher.  As of June 30, 2011, the Company’s liability positions were linked to a total of 11 counterparties, of which the largest single unaffiliated counterparty payable, net of collateral, had credit exposure of $22.6 million to the Company.  As of June 30, 2011, the Company’s asset positions were linked to a total of 10 counterparties, of which the largest single unaffiliated counterparty receivable net of collateral, had credit exposure of $4.2 million.

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

Credit-related triggers include failure to pay or deliver on an obligation past certain grace periods, bankruptcy or the downgrade of credit ratings to below a stipulated level.  These triggers apply to both the Company and its counterparty.  The aggregate value of all derivative instruments with credit risk-related contingent features that were in a liability position at June 30, 2011 and December 31, 2010 was $335.5 million and $362.0 million, respectively.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its liability positions, offset by the value of previously pledged collateral and cross-transaction netting.  If payments cannot be exchanged simultaneously at early termination, funds also will be held in escrow to facilitate settlement.  If an early termination was triggered on June 30, 2011, the Company would have no net obligation to settle.

If counterparties are unable to meet accelerated payment obligations, the Company also may be exposed to uncollectible asset positions, offset by the value of collateral that has been posted by the Company.

At June 30, 2011, the Company pledged $201.3 million in U.S. Treasury securities as collateral to counterparties.  At June 30, 2011, counterparties pledged to the Company $81.7 million in collateral, comprised of cash and U.S. Treasury securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Wealth Management Segment

The Wealth Management segment manages a closed block of single premium whole life (“SPWL”) insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.3 billion and $1.5 billion at June 30, 2011 and December 31, 2010, respectively.  This entire block of business is reinsured on a funds-withheld basis with SLOC, an affiliate.  Pursuant to this reinsurance agreement, the Company held the following assets and liabilities (in 000’s) at:

	June 30,	December 31,
	2011	2010
Assets Reinsurance receivable	$1,325,155	$1,466,247

Liabilities Contractholder deposit funds and other policy liabilities	1,348,846	1,478,459
Future contract and policy benefits	1,823	1,823
Reinsurance payable	1,410,618	1,555,336

The Company manages the investments of the funds-withheld assets valued at $1.4 billion and $1.6 billion at June 30, 2011 and December 31, 2010, respectively. The funds-withheld assets are comprised of bonds, mortgage loans, policy loans, derivative instruments, real estate and cash and cash equivalents.  The coinsurance treaty with funds withheld gives rise to an embedded derivative which is required to be separated from the host reinsurance contract.  The change in the fair value of this embedded derivative decreased derivative income by $11.5 million for the three and six-month periods ended June 30, 2011, and by $13.5 million and $23.9 million for the three and six-month periods ended June 30, 2010, respectively.

By reinsuring the SPWL product, the Company (decreased) increased net investment income by $(102.0) million and ($80.6) million for the three and six-month periods ended June 30, 2011, respectively, and by $15.0 million and $(2.6) million for the three and six-month periods ended June 30, 2010, respectively.  The Company also reduced interest credited by $101.9 million and $84.7 million for the three and six-month periods ended June 30, 2011, respectively, and by $17.9 million and $35.4 million for the three and six-month periods ended June 30, 2010, respectively.  The net investment income and interest credited ceded for the three and six-month periods ended June 30, 2011 were decreased by $121.1 million due to an interest rate adjustment processed during the period ended June 30, 2011.  The adjustment was recorded to correct the Company’s prior year policy loan balances that were overstated by $113.3 million due to inaccurate interest rates on certain loan balances related to SPWL policies.  The adjustment did not have any impact on the interest credited and net investment income, net of reinsurance, reported in the Company’s condensed consolidated statement of operations due to the 100% funds-withheld reinsurance agreement with SLOC noted above.  The adjustment also resulted in a $113.3 million decrease in policy loans, contractholder deposit funds and other policy liabilities, reinsurance receivable, and reinsurance payable in the Company’s condensed consolidated balance sheet at June 30, 2011.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Individual Protection Segment

The following are the Company’s significant reinsurance agreements that pertain to the Individual Protection segment:

On February 11, 2009, the Company received regulatory approval and entered into a reinsurance agreement with Sun Life Reinsurance (Barbados) No. 3 Corp. (“BarbCo 3”), an affiliate, to cede all of the risks associated with certain corporate and bank-owned variable universal life and private placement variable universal life business on a combination coinsurance, coinsurance with funds-withheld and a modified coinsurance basis.  Future new business will be ceded under this agreement.

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

	June 30,	December 31,
	2011	2010
Assets Reinsurance receivable	$453,953	$419,684

Liabilities Contractholder deposit funds and other policy liabilities	493,292	465,035
Reinsurance payable	464,753	432,160

At June 30, 2011 and December 31, 2010, reinsurance payable includes a funds-withheld liability of $359.6 million and $326.9 million, respectively, and a deferred gain of $105.2 million and $105.3 million, respectively.  The funds-withheld assets are managed by the Company and are comprised of bonds, policy loans, stocks, cash and cash equivalents and related accrued income, totaling $359.8 million and $357.2 million as of June 30, 2011 and December 31, 2010, respectively.  The funds-withheld coinsurance agreement gives rise to an embedded derivative which is required to be separated from the host reinsurance contract.  At June 30, 2011 and December 31, 2010, the fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $22.8 million and $24.1 million, respectively.

The change in fair value of the embedded derivative (decreased) increase derivative income by $(2.4) million and $1.2 million for the three and six-month periods ended June 30, 2011, respectively, and by $0.5 million and $3.2 million for the three and six-month periods ended June 30, 2010, respectively.  In addition, during the three and six-month periods ended June 30, 2011, the reinsurance agreement decreased revenues by $13.7 million and $20.0 million, respectively, and decreased expenses by $7.6 million and $16.7 million, respectively.  During the three and six-month periods ended June 30, 2010, the reinsurance agreement decreased revenues by $7.9 million and $16.3 million, respectively, and decreased expenses by $12.4 million and $22.7 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

Effective December 31, 2007, the Company’s subsidiary, SLNY, entered into a reinsurance agreement with SLOC pursuant to which SLOC funds a portion of the statutory reserves (“AXXX reserves”), required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38, as adopted by the NAIC, attributable to certain individual universal life (“UL”) policies sold by SLNY.  Under this agreement, SLNY ceded, and SLOC assumed, on a funds-withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Future new business also will be reinsured under this agreement.  Pursuant to this agreement, SLNY held the following assets and liabilities at (in 000’s):

	June 30,	December 31,
	2011	2010
Assets Reinsurance receivable	$144,895	$133,088

Liabilities Contractholder deposit funds and other policy liabilities	109,664	104,795
Future contract and policy benefits	21,463	21,662
Reinsurance payable	236,949	225,387

Reinsurance payable includes a funds-withheld liability of $184.1 million and $172.8 million at June 30, 2011 and December 31, 2010, respectively, and a deferred gain of $52.3 million and $52.6 million at June 30, 2011 and December 31, 2010, respectively.  The funds-withheld assets are managed by the Company and are comprised of trading fixed maturity securities, policy loans, stocks, mortgage loans and related accrued income, totaling $182.6 million and $176.7 million as of June 30, 2011 and December 31, 2010, respectively.  The coinsurance treaty with funds-withheld gives rise to an embedded derivative which is requiring to be separated from the host reinsurance contract.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $2.7 million and $3.2 million at June 30, 2011 and December 31, 2010, respectively.

The change in fair value of this embedded derivative (decreased) increased derivative income by $(3.2) million and $0.5 million for the three and six-month periods ended June 30, 2011, respectively, and $7.5 million and $8.9 million for the three and six-month periods ended June 30, 2010, respectively.  In addition, the activities related to the reinsurance agreement have decreased revenues by $8.6 million and $11.6 million for the three and six-month periods ended June 30, 2011, respectively, and $13.3 million and $20.2 million for the three and six-month periods ended June 30, 2010, respectively.  This agreement also decreased benefits and expenses by $5.5 million and $5.7 million for the three and six-month periods ended June 30, 2011, respectively, and $9.2 million and $13.8 million for the three and six-month periods ended June 30, 2010, respectively.

The Company has other reinsurance agreements with SLOC and several unrelated companies, which provide reinsurance for portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”) and corporate owned life insurance (“COLI”) policies.  These amounts are reinsured on a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements decreased revenues by $16.9 million and $42.4 million for the three and six-month periods ended June 30, 2011, respectively, and $41.3 million and $80.3 million for the three and six-month periods ended June 30, 2010, respectively. These agreements also decreased expenses by $14.4 million and $37.1 million for the three and six-month periods ended June 30, 2011, respectively, and $39.7 million and $81.3 for the three and six-month periods ended June 30, 2010, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. REINSURANCE (CONTINUED)

Group Protection Segment

SLNY has several reinsurance agreements with unrelated companies whereby the unrelated companies reinsure the mortality and morbidity risks of certain of the SLNY’s group insurance contracts.

SLNY also has a reinsurance agreement, effective May 31, 2007, to assume the net risks of the New York issued contracts of Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate.  At June 30, 2011 and December 31, 2010, SLNY held policyholder liabilities related to this agreement of $28.6 million.  In addition, the reinsurance agreement increased revenues by $10.6 million and $21.5 million for the three and six-month periods ended June 30, 2011, respectively, and by $12.2 million and $24.6 million for the three and six-month periods ended June 30, 2010, respectively.  This agreement also increased benefits and expenses by $8.5 million and $17.1 million for the three and six-month periods ended June 30, 2011, respectively, and by $12.0 million and $22.6 million for the three and six-month periods ended June 30, 2010, respectively.

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

Income Taxes

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  On May 30, 2010, the IRS issued an Industry Director Directive which makes clear that IRS interpretations prior to Revenue Ruling 2007-54 should be followed until new regulations are issued.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  The Company recorded benefits of $3.7 million and $7.4 million for the three and six-month periods ended June 30, 2011, respectively, and $4.1 million and $8.2 million for the three and six-month periods ended June 30, 2010, respectively, related to the separate account DRD.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at June 30, 2011 (in 000’s, except for age data):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	$ 21,247,973	$ 1,558,058	66.5
Minimum income	$ 165,929	$ 49,276	62.4
Minimum accumulation or withdrawal	$ 13,641,410	$ 133,017	63.9

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2010 (in 000’s, except for age data):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	$ 20,061,043	$ 1,742,139	66.0
Minimum income	$ 179,878	$ 59,322	62.2
Minimum accumulation or withdrawal	$ 12,233,731	$ 152,571	63.2
1 Net amount at risk represents the excess of the guaranteed benefits over account balance for contracts that have an account value less than the guarantee.

The following roll-forward summarizes the change in reserves for the Company’s GMDB and guaranteed minimum income benefits (“GMIB”) for the six-month period ended June 30, 2011 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2010	$ 123,605	$ 14,630	$ 138,235

Benefit ratio change / Assumption changes	(319)	(1,748)	(2,067)
Incurred guaranteed benefits	10,056	588	10,644
Paid guaranteed benefits	(18,688)	(604)	(19,292)
Interest	4,182	454	4,636

Balance at June 30, 2011	$ 118,836	$ 13,320	$ 132,156

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserves for the Company’s GMDBs and GMIBs for the six-month period ended June 30, 2010 (in 000’s):

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

GMABs and GMWBs are considered to be derivatives under FASB ASC Topic 815 and are recorded at fair value through earnings.  The Company incorporates actively-managed volatility adjustments, a credit standing adjustment and a behavior risk margin in its calculation of the embedded derivative.  The net balance of GMABs and GMWBs constituted an asset (a liability) in the amount of $10.2 million and $(2.3) million at June 30, 2011 and December 31, 2010, respectively.  The Company records GMAB and GMWB assets or liabilities in its unaudited condensed consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. INCOME TAXES

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

The Company’s net deferred tax asset at June 30, 2011 was comprised of gross deferred tax assets and gross deferred tax liabilities.  The gross deferred tax assets are primarily related to unrealized investment security losses, actuarial liabilities and net operating loss (“NOL”) carryforwards, as well as capital loss carryforwards.  If unutilized, the NOL carryforwards and the capital loss carryforwards will begin to expire in 2023 and 2014, respectively.  The Company’s net deferred tax asset was $328.8 million and $394.3 million at June 30, 2011 and December 31, 2010, respectively.

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

As of June 30, 2011, no valuation allowance was recorded against deferred tax assets for investment losses.  The Company believes that it is more likely than not that the deferred tax assets related to the impairment losses will be realized due to tax planning strategies related to certain mortgage-backed securities, the Company’s intent and ability to hold the related investment securities to maturity, and other tax planning strategies.  For the remaining unrealized investment losses, the Company believes that it is more likely than not that the related deferred tax assets will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of amortized cost.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Condensed Consolidating Statements of Operations
For the six-month period ended June 30, 2011

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$11,645	$58,902	$-	$-	$70,547
Net investment income (1)	477,741	57,016	1,973	-	536,730
Net derivative (loss) income	(110,048)	2,049	-	-	(107,999)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	24,541	(1,383)	(84)	-	23,074
Other-than-temporary impairment losses	(71)	-	-	-	(71)
Fee and other income	282,079	16,415	6,679	-	305,173

Total revenues	685,887	132,999	8,568	-	827,454

Benefits and Expenses

Interest credited	157,021	26,611	523	-	184,155
Interest expense	22,601	-	-	-	22,601
Policyowner benefits	37,002	42,327	162	-	79,491
Amortization of DAC, VOBA and VOCRA	227,933	9,532	-	-	237,465
Other operating expenses	146,453	23,284	6,457	-	176,194

Total benefits and expenses	591,010	101,754	7,142	-	699,906

Income before income tax expense	94,877	31,245	1,426	-	127,548

Income tax expense	24,730	10,593	426	-	35,749
Equity in the net income of subsidiaries	21,652	-	-	(21,652)	-

Net income	$91,799	$20,652	$1,000	$(21,652)	$91,799

(1)
SLUS as Parent, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $196.7 million, $13.9 million and $0.0 million, respectively, for the six-month period ended June 30, 2011.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended June 30, 2011

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Revenues

Premiums and annuity considerations	$6,641	$29,629	$-	$-	$36,270
Net investment income (1)	209,643	33,594	1,495	-	244,732
Net derivative loss	(122,639)	(13,130)	-	-	(135,769)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	20,091	(930)	(170)	-	18,991
Other-than-temporary impairment losses	-	-	-	-	-
Fee and other income	143,766	9,941	3,445	-	157,152

Total revenues	257,502	59,104	4,770	-	321,376

Benefits and Expenses

Interest credited	82,569	13,421	289	-	96,279
Interest expense	11,509	-	-	-	11,509
Policyowner benefits	15,608	18,809	107	-	34,524
Amortization of DAC, VOBA and VOCRA	(10,769)	120	-	-	(10,649)
Other operating expenses	71,807	11,568	3,334	-	86,709
				-
Total benefits and expenses	170,724	43,918	3,730	-	218,372

Income before income tax expense	86,778	15,186	1,040	-	103,004

Income tax expense	26,196	5,140	254	-	31,590
Equity in the net income of subsidiaries	10,832	-	-	(10,832)	-

Net income	$71,414	$10,046	$786	$(10,832)	$71,414

(1)SLUS as parent, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $74.4 million, $14.8 million and $0.0 million, respectively, for the three-month period ended June 30, 2011.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(1)SLUS as parent, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading fixed maturity securities of $161.7 million, $17.8 million and $0.0 million, respectively, for the three-month period ended June 30, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at June 30, 2011

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value	$1,328,010	$254,261	$60,660	$-	$1,642,931
Trading fixed maturity securities at fair value	9,178,799	1,549,535	-	-	10,728,334
Mortgage loans	1,409,766	164,645	31,509	-	1,605,920
Derivative instruments – receivable	220,844	-	-	-	220,844
Limited partnerships	39,286	-	-	-	39,286
Real estate	190,848	-	31,915	-	222,763
Policy loans	585,517	1,010	20,819	-	607,346
Other invested assets	32,456	7,336	1,877	-	41,669
Short-term investments	12,997	-	-	-	12,997
Cash and cash equivalents	1,861,118	102,129	14,878	-	1,978,125
Investment in subsidiaries	577,805	-	-	(577,805)	-
Total investments and cash	15,437,446	2,078,916	161,658	(577,805)	17,100,215

Accrued investment income	160,177	21,388	1,398	-	182,963
Deferred policy acquisition costs and sales inducement asset	1,484,823	111,006	-	-	1,595,829
Value of business and customer renewals acquired	99,059	3,895	-	-	102,954
Net deferred tax asset	318,264	6,988	3,585	-	328,837
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	5,474	2,213	-	-	7,687
Reinsurance receivable	2,077,247	158,428	94	-	2,235,769
Other assets	107,765	34,553	1,226	(1,106)	142,438
Separate account assets	26,881,371	1,378,582	41,319	-	28,301,272

Total assets	$46,571,626	$3,803,266	$209,280	$(578,911)	$50,005,263

LIABILITIES

Contractholder deposit funds and other policy liabilities	$12,466,431	$1,536,963	$24,483	$-	$14,027,877
Future contract and policy benefits	710,952	120,667	278	-	831,897
Payable for investments purchased	38,964	4,440	-	-	43,404
Accrued expenses and taxes	40,253	5,442	1,434	(1,106)	46,023
Debt payable to affiliates	783,000	-	-	-	783,000
Reinsurance payable	1,883,098	248,381	35	-	2,131,514
Derivative instruments – payable	335,495	-	-	-	335,495
Other liabilities	197,007	58,656	14,063	-	269,726
Separate account liabilities	26,881,371	1,378,582	41,319	-	28,301,272

Total liabilities	$43,336,571	$3,353,131	$81,612	$(1,106)	$46,770,208

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,929,192	389,963	104,489	(494,452)	3,929,192
Accumulated other comprehensive income	36,259	3,035	2,199	(5,234)	36,259
(Accumulated deficit) retained earnings	(736,833)	55,039	18,438	(73,477)	(736,833)

Total stockholder’s equity	3,235,055	450,137	127,668	(577,805)	3,235,055

Total liabilities and stockholder’s equity	$46,571,626	$3,803,268	$209,280	$(578,911)	$50,005,263

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at December 31, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value	$1,193,875	$246,944	$55,104	$-	$1,495,923
Trading fixed maturity securities at fair value	9,911,284	1,555,834	-	-	11,467,118
Mortgage loans	1,531,545	176,518	29,465	-	1,737,528
Derivative instruments – receivable	198,064	-	-	-	198,064
Limited partnerships	41,622	-	-	-	41,622
Real estate	161,800	-	52,865	-	214,665
Policy loans	695,607	1,217	20,584	-	717,408
Other invested assets	19,588	7,868	-	-	27,456
Short-term investments	813,745	18,994	-	-	832,739
Cash and cash equivalents	647,579	72,978	15,766	-	736,323
Investment in subsidiaries	559,344	-	-	(559,344)	-
Total investments and cash	15,774,053	2,080,353	173,784	(559,344)	17,468,846

Accrued investment income	165,841	21,130	1,815	-	188,786
Deferred policy acquisition costs and sales inducement asset	1,571,768	110,791	-	-	1,682,559
Value of business and customer renewals acquired	130,546	4,439	-	-	134,985
Net deferred tax asset	378,078	12,057	4,162	-	394,297
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	5,166	162	-	-	5,328
Reinsurance receivable	2,184,487	162,522	77	-	2,347,086
Other assets	93,755	31,729	2,918	(2,873)	125,529
Separate account assets	25,573,382	1,265,464	41,575	-	26,880,421

Total assets	$45,877,076	$3,695,946	$224,331	$(562,217)	$49,235,136

LIABILITIES

Contractholder deposit funds and other policy liabilities	$12,991,306	$1,577,556	$24,366	$-	$14,593,228
Future contract and policy benefits	732,368	116,946	200	-	849,514
Payable for investments purchased	44,723	104	-	-	44,827
Accrued expenses and taxes	49,224	4,612	1,665	(2,873)	52,628
Debt payable to affiliates	783,000	-	-	-	783,000
Reinsurance payable	1,995,083	236,718	34	-	2,231,835
Derivative instruments – payable	362,023	-	-	-	362,023
Other liabilities	193,363	66,118	25,575	-	285,056
Separate account liabilities	25,573,382	1,265,464	41,575	-	26,880,421

Total liabilities	$42,724,472	$3,267,518	$93,415	$(2,873)	$46,082,532

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,928,246	389,963	108,450	(498,413)	3,928,246
Accumulated other comprehensive income	46,553	1,977	1,707	(3,684)	46,553
(Accumulated deficit) retained earnings	(828,632)	34,388	18,217	(52,605)	(828,632)

Total stockholder’s equity	3,152,604	428,428	130,916	(559,344)	3,152,604

Total liabilities and stockholder’s equity	$45,877,076	$3,695,946	$224,331	$(562,217)	$49,235,136

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the six-month period ended June 30, 2011

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income	$91,799	$20,652	$1,000	$(21,652)	$91,799
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	18,280	3,296	553	-	22,129
Amortization of DAC, VOBA and VOCRA	227,933	9,532	-	-	237,465
Depreciation and amortization	5,995	156	490	-	6,641
Net losses (gains) on derivatives	84,131	(2,049)	-	-	82,082
Net realized (gains) losses and OTTI credit losses on available-for-sale investments	(24,470)	1,383	84	-	(23,003)
Net increase in fair value of trading investments	(196,691)	(13,909)	-	-	(210,600)
Net realized losses (gains) on trading investments	11,200	(5,101)	-	-	6,099
Undistributed gains on private equity limited partnerships	(3,994)	-	-	-	(3,994)
Interest credited to contractholder deposits	157,021	26,611	523	-	184,155
Deferred federal income taxes	66,191	4,499	313	-	71,003
Equity in net income of subsidiaries	(21,652)	-	-	21,652	-
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(102,601)	(9,204)	-	-	(111,805)
Accrued investment income	5,664	(258)	417	-	5,823
Net change in reinsurance receivable/payable	42,315	18,188	(16)	-	60,487
Future contract and policy benefits	(21,416)	3,721	78	-	(17,617)
Other, net	(12,456)	(261)	(10,051)	-	(22,768)

Net cash provided by (used in) operating activities	327,249	57,256	(6,609)	-	377,896

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	165,844	35,342	12,583	-	213,769
Trading fixed maturity securities	1,863,404	204,146	-	-	2,067,550
Mortgage loans	116,163	11,182	3,039	(14,833)	115,551
Real estate transfer to (from) Subs	(27,388)	-	27,388	-	-
Other invested assets (1)	(73,074)	1,444	-	-	(71,630)
Purchases of:
Available-for-sale fixed maturity securities	(292,156)	(43,265)	(16,764)	-	(352,185)
Trading fixed maturity securities	(978,879)	(178,355)	-	-	(1,157,234)
Mortgage loans	(14)	(549)	(13,556)	12,624	(1,495)
Real estate	(8,678)	-	(1,587)	2,209	(8,056)
Other invested assets (2)	(44,271)	-	-	-	(44,271)
Net change in other investments	-	-	-	-	-
Net change in policy loans	(11,248)	207	(235)	-	(11,276)
Net change in short-term investments	800,748	18,994	-	-	819,742

Net cash provided by investing activities	$1,510,451	$49,146	$10,868	$-	$1,570,465

Continued on next page

(1)	SLUS as parent’s sale of other invested assets includes $(84.6) million related to settlement of derivative instruments during the six-month period ended June 30, 2011.
(2)	SLUS as parent’s purchase of other invested assets include $43.2 million related to issuances of derivative instruments during the six-month period ended June 30, 2011.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the six-month period ended June 30, 2011

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$481,944	$60,849	$-	$-	$542,793
Withdrawals from contractholder deposit funds	(1,102,115)	(128,433)	(406)	-	(1,230,954)
Additional capital contributed to subsidiaries	(23,888)	-	-	23,888	-
Return of capital from Subsidiaries	28,629	-	-	(28,629)	-
Capital contribution from Parent	-	-	23,888	(23,888)	-
Return of capital to Parent	-	-	(28,629)	28,629	-
Other, net	(8,731)	(9,667)	-	-	(18,398)
Net cash used in financing activities	(624,161)	(77,251)	(5,147)	-	(706,559)

Net change in cash and cash equivalents	1,213,539	29,151	(888)	-	1,241,802

Cash and cash equivalents, beginning of period	647,579	72,978	15,766	-	736,323

Cash and cash equivalents, end of period	$1,861,118	$102,129	$14,878	$-	$1,978,125

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the six-month period ended June 30, 2010

	SLUS as Parent	SLNY	Other Subs	Elimination	Consolidated Company

Cash Flows From Operating Activities:
Net income (loss)	$256,451	$(16,708)	$400	$16,308	$256,451
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investments	8,356	1,597	412	-	10,365
Amortization of DAC, VOBA and VOCRA	(294,707)	41,475	-	-	(253,232)
Depreciation and amortization	1,858	156	416	-	2,430
Net losses on derivatives	462,688	46,981	-	-	509,669
Net realized (gains) losses and OTTI credit losses on available-for-sale investments	(15,647)	(450)	643	-	(15,454)
Net increase in fair value of trading investments	(414,928)	(34,926)	-	-	(449,854)
Net realized losses (gains) on trading investments	37,643	(6,821)	-	-	30,822
Undistributed loss on private equity limited partnerships	492	-	-	-	492
Interest credited to contractholder deposits	151,353	25,011	447	-	176,811
Deferred federal income taxes	152,706	(8,684)	(266)	-	143,756
Equity in net loss of subsidiaries	16,308	-	-	(16,308)	-
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(104,733)	(13,213)	-	-	(117,946)
Accrued investment income	7,446	(2,792)	69	-	4,723
Net change in reinsurance receivable/payable	32,707	4,023	59	-	36,789
Future contract and policy benefits	6,552	5,155	-	-	11,707
Other, net	110,812	27,657	(441)	-	138,028

Net cash provided by operating activities	415,357	68,461	1,739	-	485,557

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	263,284	15,673	5,695	-	284,652
Trading fixed maturity securities	1,085,123	403,321	-	-	1,488,444
Mortgage loans	103,022	5,428	178	(16,208)	92,420
Real estate	-	1,000	-	(1,000)	-
Other invested assets (1)	151,609	790	501	-	152,900
Purchases of:
Available-for-sale fixed maturity securities	(519,345)	(79,282)	(3,665)	-	(602,292)
Trading fixed maturity securities	(2,050,758)	(421,351)	-	-	(2,472,109)
Mortgage loans	(43)	(28,440)	(16,276)	16,208	(28,551)
Real estate	(2,627)	-	(347)	1,000	(1,974)
Other invested assets (2)	(27,963)	(292)	-	-	(28,255)
Net change in policy loans	9,680	(1,229)	305	-	8,756
Net change in short-term investments	1,133,234	58,991	-	-	1,192,225

Net cash provided by (used in) investing activities	$145,216	$(45,391)	$(13,609)	$-	$86,216

Continued on next page

(1)	SLUS as parent’s sale of other invested assets includes $100.5 million related to settlement of derivative instruments during the six-month period ended June 30, 2010.
(2)	SLUS as parent’s purchase of other invested assets includes $27.4 million related to issuances of derivative instruments during the six-month period ended June 30, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

11. GOODWILL

The Company’s goodwill represents the intangible asset related to the transfer of goodwill to SLNY, based on the SLHIC to SLNY asset transfer, effective May 31, 2007.  Goodwill is allocated to the Group Protection Segment.  In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2010 and concluded that these assets were not impaired.

12. SUBSEQUENT EVENTS

On July 1, 2011, the Company paid $901.3 million to LLC II due to the maturity of the floating rate funding agreements that the Company issued to LLC II on May 17, 2006.  The payment included $1.3 million in accrued interest.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) (the “Company”), elects to omit the Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the unaudited condensed consolidated statements of operations between the six-month periods ended June 30, 2011 and June 30, 2010.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

➢	Deferred policy acquisition costs (“DAC”), including sales inducement asset (“SIA”)
➢	Value of business acquired (“VOBA”);
➢	Value of customer renewals acquired (“VOCRA”);
➢	Derivative instruments;
➢	Fair value of financial instruments;
➢	Unearned revenue reserves;
➢	Policy liabilities and accruals;
➢	Other-than-temporary impairments (“OTTI”) of investments;
➢	Goodwill valuation;
➢	Allowance for loan loss;
➢	Valuation allowance on deferred tax assets; and
➢	Provisions for income taxes.

In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the Company’s critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Position and Result of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010:

Net Income

The Company’s net income was $91.8 million and $256.5 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The significant changes are described below.

REVENUES

Total revenues were $827.5 million and $604.2 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The increase of $223.3 million was primarily due to the following:

Premium and annuity considerations - were $70.5 million and $68.2 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The $2.3 million increase was primarily due to an increase in annuity considerations.

Net investment income - was $536.7 million and $851.4 million for the six-month periods ended June 30, 2011 and 2010, respectively.  Investment income, excluding the mark-to-market of the trading portfolio, net realized gains (losses), partnership income and ceded investment income, was $381.4 million and $445.5 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The decrease of $64.1 million during 2011, as compared to 2010, was primarily the result of lower average invested assets, which decreased investment income by $57.2 million, as well as lower average investment yields which decreased investment income by $6.9 million.

Investment income related to the mark-to-market of the trading portfolio, net realized gains (losses) and partnership investments was $207.7 and $419.0 for the six-month periods ended June 30, 2011 and 2010, respectively.  The Company earned $208.5 million of investment income during the six-month period ended June 30, 2011 as compared to a $446.8 million investment income during the six-month period ended June 30, 2010, related to changes in the market value of the trading portfolio in the respective periods.  The $238.3 million decrease in unrealized gains was due primarily to a more significant decrease in U.S. Treasury rates during the six-month period ended June 30, 2010 relative to the same period in 2011, which resulted in a lower increase in the market value of the Company’s trading portfolio during the six-month period ended June 30, 2011.  The Company also recognized net realized losses of $4.8 million and $30.8 million during the six-month periods ended June 30, 2011 and 2010, respectively.  The $26.0 million increase in net realized gains was primarily due to lower write-downs in the six-month period ended June 30, 2011, as compared to the same period in 2010.  The $238.3 million change in the trading portfolio was also offset by a $1.0 million increase in the fair value of limited partnership investments.

Investment income on the funds-withheld reinsurance portfolio is included as a component of net investment income in the Company’s unaudited condensed consolidated statements of operations.  The Company ceded net investment (loss) income of $(68.9) million and $13.3 million for the six-month periods ended June 30, 2011 and 2010, respectively, related to the funds-withheld reinsurance agreements between the Company and certain of its affiliates related to the Company’s single premium whole life (“SPWL”) and certain universal life (“UL”) policies.  The $(68.9) million net investment loss ceded during the six-month period ended June 30, 2011 includes a $121.1 million decrease in net investment income ceded due to an interest rate adjustment on certain of the Company’s SPWL policy loan balances processed during the period ended June 30, 2011.  The adjustment did not have any impact on the net investment income, net of reinsurance, reported in the Company’s condensed consolidated statement of operations as the SPWL block is 100% reinsured by SLOC on a funds-withheld basis.  For further detail on this adjustment, refer to Note 6 of the Company’s condensed consolidated financial statements, presented in Part I, Item I of this quarterly report on Form 10-Q.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Net derivative loss - was $108.0 million and $567.2 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The Company’s realized and unrealized gains and losses by derivative type for the six-month periods ended June 30 consisted of the following (in 000’s):

	2011	2010

Interest rate contracts	$ 8,085	$ (78,669)
Foreign currency contracts	(4,289)	(5,425)
Equity contracts	(4,166)	(14,012)
Credit contracts	4,778	623
Futures contracts	(113,701)	140,402
Embedded derivatives	1,294	(610,084)
Net derivative loss	$ (107,999)	$ (567,165)

The $459.2 million decrease in net derivative loss in the six-month period ended June 30, 2011, as compared to the same period in 2010, was primarily due to a $611.4 million change in net unrealized gains related to embedded derivatives and an $86.8 million net increase in gains related to interest rate contracts.  These changes were partially offset by $(254.1) million increase in derivatives loss related to futures contracts.

The $611.4 million change in embedded derivative net unrealized gains in the six-month period ended June 30, 2011, as compared to the six-month period ended June 30, 2010, was primarily due to a decrease in the fair value liability for guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”) on certain of the Company’s variable annuity products during the six-month ended June 30, 2011, as opposed to an increase in the fair value liability for GMAB and GMWB during the six-month period ended June 30, 2010.  The decrease in the liability for GMAB and GMWB during the six-month period ended June 30, 2011 resulted from updates to projected benefits related to increase in equity markets and decrease in market volatility.  The increase in the liability for GMAB and GMWB during the six-month period ended June 30, 2010 was primarily due to a decrease in equity markets and an increase in volatility during the period.

The $86.8 million decrease in net derivative loss related to interest rate contracts was primarily due to changes in the fair value of interest rate swaps resulting from changes in notional amounts, duration and the overall swap curve.  The increase in the fair value of interest rate swap agreements for the six-month period ended June 30, 2011, as compared to the six-month period ended June 30, 2010, was primarily the result of the disposal of unfavorable positions and a decrease in exposure to interest rate swaps during 2010.

The $(254.1) million increase in net derivative loss related to futures contracts for the six-month periods ending June 30, 2011 and 2010 was primarily related to the Company’s short exposure to the change in equity markets. Equity markets increased during the six-month period ended June 30, 2011 which resulted in a decrease in the value of the Company’s short positions and losses during the period.  However, equity markets decreased during the same period in 2010 resulting in gains for the six-moth period ended June 30, 2010.  The Company’s derivative instruments portfolio includes short future positions to hedge against potential adverse movements in the stock market.  For discussion of the Company’s short contacts, refer to Note 5 of the Company’s condensed consolidated financial statements included in Part I, Item I of this quarterly report on Form 10-Q.

Net realized investment gains, excluding impairment losses on available-for-sale securities - were $23.1 million and $16.3 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The $6.8 million increase in realized gains during the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010, was primarily due to $12.4 million in gains on sales of available-for-sale fixed maturity securities, partially offset by a $5.7 million related to impairment charge on certain of the Company’s mortgage loan assets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Fees and other income – were $305.2 million and $236.2 million for the six-month periods ended June 30, 2011 and 2010, respectively.  Fees and other income consist primarily of mortality and expense charges, rider fees, marketing and distribution fees on mutual funds (“12b-1 fees”), surrender charges and other income.  Mortality and expense charges, rider fees and 12b-1 fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges, rider fees and 12b-1 fees combined were $219.9 million and $181.4 million for the six-month periods ended June 30, 2011 and 2010, respectively.  Variable product fees represented 1.59% and 1.53% of the average variable annuity separate account balances for the six-month periods ended June 30, 2011 and 2010, respectively.  Average separate account assets were $27.7 billion and $23.7 billion for the six-month periods ended June 30, 2011 and 2010, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, universal life (“UL”) and variable universal life (“VUL”) policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $9.6 million and $8.2 million for the six-month periods ended June 30, 2011 and 2010, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees, benefit fees and administrative service fees.  Other income was $75.7 million and $46.6 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The $29.1 million increase was primarily due to an increase in benefit fees and administrative services fees from affiliates.  The increase in benefit fees was attributable to an increase in the sale of certain variable annuity products with optional living benefit features.

BENEFITS AND EXPENSES

Total benefits and expenses were $699.9 million and $226.4 million for the six-month periods ended June 30, 2011 and 2010, respectively. The decrease of $473.5 million was primarily due to the following:

Interest credited - to policyholders was $184.2 million and $176.8 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The increase of $7.4 million was primarily the result of higher average crediting rates, which increased interest credited by $26.4 million and a decrease in capitalized interest, net of SIA amortization expense related to certain fixed annuity products, which increased interest credited by $11.7 million.  These increases were offset by a lower average policyholder balances, which decreased interest credited by $30.7 million.

The Company’s ceded interest credited for the six-month period ended June 30, 2011 decreased by $121.1 million due to an interest rate adjustment on certain of the Company’s SPWL policy loan balances processed during the period.  The adjustment did not have any impact on the interest credited, net of reinsurance, reported in the Company’s condensed consolidated statement of operations as the SPWL block is 100% reinsured by SLOC on a funds-withheld basis.  For further detail on this adjustment, refer to Note 6 of the Company’s condensed consolidated financial statements, presented in Part I, Item I of this quarterly report on Form 10-Q.

Interest expense - was $22.6 million and $26.5 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The $3.9 million decrease was primarily due to a decrease in interest expense related to unrecognized tax benefits during the six-month period ended June 30, 2011, as compared to the six-month period ended June 30, 2010.

Policyowner benefits - were $79.5 million and $116.6 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The $37.1 million decrease in 2011 compared to 2010 was primarily due to a $32.4 million decrease related to a change in reserves, a $4.0 million decrease in annuity payments and $3.2 million decrease in health benefits, offset by a $1.4 million increase in SIA amortization and deferrals related to certain variable annuity products.  Reserves (decreased) increased by $(19.9) million and $12.5 million during the six-month periods ended June 30, 2011 and 2010, respectively.  The change in reserves was mainly attributable to reserves for guaranteed minimum death benefits (“GMDB”) on variable annuity products.  The increase (decrease) in GMDB reserves represents the change in the difference between guaranteed benefits and variable annuity account values.  The decrease in GMDB reserves during the six-month period ended June 30, 2011 was due to the decrease in the difference between guaranteed benefits and variable annuity account value.  The decrease was primarily driven by the improvement in equity markets and market volatility during that period.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Amortization of DAC - DAC relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses.  DAC amortization expense was $205.5 million and $(249.7) million for the six-month periods ended June 30, 2011 and 2010, respectively.  The $455.2 million change in amortization expense during the six-month period ended June 30, 2011, as compared to the six-month period ended June 30, 2010, was primarily attributable to a $500.6 million increase in current period amortization expense and interest on the DAC asset, offset by a $45.5 million decrease in amortization expense related to loss recognition.

The $500.6 million increase in amortization expense was primarily due to an increase in actual gross profits in 2011 relative to 2010.  The increase in actual gross profits during the six-month period ended June 30, 2011 primarily related to a decrease in the liabilities held for guaranteed minimum benefits on certain variable annuity products and an increase in the fair value of fixed maturity security held in the trading portfolio, resulting in positive amortization expense.  The decrease in the guaranteed minimum benefit reserves was attributable to the increase in equity markets during the six-month period ended June 30, 2011.  During the six-month period ended June 30, 2010, actual gross profits decreased due primarily to an increase in guaranteed minimum benefit reserves partially offset by an increase in the fair value of fixed maturity security held in the trading portfolio, resulting in negative amortization expense.

The $45.5 million decrease in DAC amortization expense was primarily due to loss recognition and unlocking adjustments.  The Company tests its DAC asset for loss recognition on a quarterly basis.  During the six-month period ended June 30, 2010, the Company recorded a charge of $36.5 million to amortization expense related to loss recognition for certain annuity products.  At June 30, 2011, the Company’s DAC asset passed the loss recognition test and therefore no loss recognition charge was recorded during the six-month period ended June 30, 2011. The remaining $9.0 million decrease in amortization expense was primarily driven by updates to profitability projections resulting from actual changes to in-force policies and assumption changes primarily related to variable annuity products.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business from the Company’s acquisition of Keyport Life Insurance Company (“Keyport”), as well as agreements between Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, and the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”), under which SLNY agreed to assume direct responsibility for all sales and administration of existing and new business issued by SLHIC in New York (the “SLHIC to SLNY asset transfer”).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization and interest were $32.0 million and $(3.5) million for the six-month periods ended June 30, 2011 and 2010, respectively.  The change was primarily due to current period amortization on VOBA assets for certain fixed annuity products.  The Company did not record any VOBA amortization expense for the six-month period ended June 30, 2010.  At June 30, 2010, the Company’s VOBA asset related to certain fixed and fixed index annuity products was capped and the Company reported the VOBA assets for these products at historical accumulated deferrals, plus interest.

Other operating expenses - were $176.2 million and $159.8 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The $16.4 million change in 2011 as compared to 2010 was primarily due to a $12.1 million increase in commission expense related to a decrease in ceded commission expense on certain UL policies and a $4.3 million increase in general expenses and premium taxes.

Income tax expense - was $35.7 million and $121.4 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The effective tax rates for the same periods were 28.0% and 32.1%, respectively.  The effective tax rate for the six-month periods ended June 30, 2011 and 2010 differ from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits.

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

Wealth Management Segment

The Wealth Management segment sells a full range of retirement-oriented annuity products that provide fixed indexed or variable returns to policyholders.  Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement.  Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a source of income in the payout period.  The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income.  This segment also markets funding agreements to both related and unrelated third parties.

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

The Company issued floating rate funding agreements to its affiliates, Sun Life Financial Global Funding III, L.L.C., Sun Life Financial Global Funding II, L.L.C. (“LLC II”), and Sun Life Financial Global Funding, L.L.C. (“LLC”). The floating rate funding agreements issued to LLC matured on July 6, 2010, and the floating rate funding agreement issued to LLC II matured on July 6, 2011.  The impact of these funding agreements and the detail of the payments to LLC are discussed in Note 2 of the Company’s  condensed consolidated financial statements, presented in Part I, Item I of this quarterly report, on Form 10-Q.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Other - The Wealth Management segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.3 billion and $1.5 billion at June 30, 2011 and December 31, 2010, respectively.  This entire block of business is reinsured on a funds-withheld, coinsurance basis with Sun Life Assurance Company of Canada (“SLOC”), an affiliate.

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

The following is a summary of operations for the Wealth Management segment for the six-month periods ended June 30 (in 000’s):

	2011	2010

Total revenues	$714,899	$545,477
Total benefits and expenses	589,961	126,187
Income before income tax expense	124,938	419,290

Net income	$90,677	$282,658

Pre-tax income was $125.0 million and $419.3 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The significant changes are described below.

Total revenues were $714.9 million and $545.5 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The $169.4 million increase was primarily due to increases of $423.0 million in net derivative income, $54.5 million in fee and other income and $3.2 million in premiums and annuity considerations.  These increases were offset by a decrease of $305.7 million in net investment income and a $5.6 million decrease in net realized gains.

The $423.0 million decrease in net derivative loss in the six-month period ended June 30, 2011, as compared to the same period in 2010, was primarily due to a $597.5 million increase in net unrealized gains related to embedded derivatives and an $72.0 million increase in net gains related to interest rate contracts.  These changes were partially offset by a $(254.1) million increase in derivative losses related to futures contracts.

The $54.5 million increase in fee and other income was primarily due to a $32.1 million decrease in mortality and expense charges, rider fees and 12b-1 fees which related to an increase in the average variable annuity separate account balances during the six-month period ended June 30, 2011, as compared to the six-month period ended June 30, 2010.  The increase was also attributable to an increase of $18.8 million in administrative service fees.

The decrease of $305.7 million in net investment income resulted from a $224.4 million decrease in the fair market value of securities in the trading portfolio, due primarily to a more significant decrease in U.S Treasury rates during the six-month period ended June 30, 2010 relative to the same period in 2011, and a $164.5 million decrease due to lower average invested asset and lower average investment yields in 2011, as compared to 2010.  These decreases were offset by an $83.2 million increase in investment income related to decrease in net investment income ceded during the six-month ended June 30, 2011 as compared to 2010.  The net investment income ceded during the six-month period ended June 30, 2011 includes a $121.1 million decrease due to an interest rate adjustment on certain of the Company’s SPWL policy loan balances processed during the period.

The decrease of $5.6 million in realized investment gains related to impairment charges on certain of the Company’s mortgage loans.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Total benefits and expenses were $590.0 million and $126.2 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The increase of $463.8 million was primarily due to a $494.8 million increase in DAC and VOBA amortization expense, a $3.8 million increase in interest credited and a $3.7 million increase in other operating expenses and interest expense. These increases were partially offset by a decrease of $38.5 million related to policyowner benefits.

The $494.8 million increase in DAC and VOBA amortization expense was attributable to a $501.0 million increase in current period amortization expense and interest on the DAC asset offset by a $6.2 million increase in unlocking adjustments related to changes in estimated gross profits.

The $3.8 million increase in interest credited was the result of higher average crediting rates, which increased interest credited by $24.4 million and a decrease in capitalized interest, net of SIA amortization expense, related to certain fixed annuity products, which increased interest credited by $11.7 million.  These increases were offset by lower average policyholder balances, which decreased interest credited by $32.3 million.  The interest credited for the six-month period ended June 30, 2011 includes an adjustment related to certain of the Company’s SPWL policy loan balances.  The adjustment did not have any impact on the interest credited, net of reinsurance, due to the 100% funds-withheld reinsurance agreement with SLOC.

The $38.5 million decrease in policyowner benefits was primarily due to a decrease in reserves for GMDB on variable annuity products related to changes in equity markets.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Individual Protection Segment

The Individual Protection segment sells individual UL and variable life insurance products, including VUL, to individuals, corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”) to employers.  UL products allow for flexible premiums and feature an investment return to policyholders at a specified rate declared by the Company.  VUL products allow for flexible premiums and variable rates of investment return; the policyholder directs how the cash value is invested and bears the investment risk.

The Company maintains reinsurance agreements with affiliates, including agreements with Sun Life Reinsurance (Barbados) No. 3 Corp. (“BarbCo 3”), an affiliate, and SLOC.  In its agreement with BarbCo 3, the Company cedes all the risks associated with certain in-force corporate and bank owned VUL and private placement VUL policies on a combination coinsurance, coinsurance with funds-withheld and a modified coinsurance basis.  In addition, the Company’s subsidiary, SLNY, has a reinsurance agreement with SLOC, under which SLOC will fund so-called “AXXX reserves,” attributable to certain UL policies sold by SLNY.  Under this agreement, SLNY cedes, and SLOC assumes, on a funds-withheld 90% coinsurance basis certain in-force policies.  Future new business also will be reinsured under this agreement.  For further detail on these reinsurance agreements, refer to Note 6 of the Company’s condensed consolidated financial statements, presented in Part I, Item I of this quarterly report on Form 10-Q.

The following provides a summary of the operations for the Individual Protection segment for the six-month periods ended June 30 (in 000’s):

	2011	2010
Total revenues	$ 36,976	$ 27,671
Total benefits and expenses	44,696	26,308
(Loss) income before income tax (benefit) expense	(7,720)	1,363

Net (loss) income	$ (4,901)	$ 971

Total revenues were $37.0 million and $27.7 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The $9.3 million increase in total revenues primarily resulted from increases of $13.9 million in embedded derivative income and $9.8 million in fee and other income, offset by a decrease of $14.4 million in net investment income.

The increase of $13.9 million in embedded derivative income resulted from changes in the embedded derivative liabilities associated with the segment’s reinsurance agreements with affiliates.  The changes in the embedded derivative liabilities reflect the impact of a lower increase in the fair value of funds-withheld assets primarily due to a more significant decrease in U.S. Treasury rates during the six-month period ended June 30, 2010 relative to the same period in 2011.

The decrease of $14.4 million in net investment income resulted primarily from a $15.6 million decrease in the fair market value of securities in the trading portfolio, due to the more pronounced effect of a decrease in U.S Treasury rates during the six-month ended June 30, 2010, as compared to the six-moth period ended June 30, 2011, as well as a $1.3 million decrease in investment income related to the segment’s ceding of investment income and a $1.4 million decrease in realized gains in the trading portfolio.  These decreases were offset by a $3.6 million increase in interest income.

Total benefits and expenses were $44.7 million and $26.3 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The $18.4 million increase in benefits and expenses primarily resulted from policyowner benefits and interest credited increasing by $4.3 million and $3.5 million, respectively, as well as an increase in other operating expenses of $14.7 million.  These increases were offset by a decrease in DAC amortization of $4.1 million which resulted from a decrease in unrealized gains in the trading portfolio associated with the DAC asset.

The $14.7 million increase in other operating expenses resulted primarily from an increase in commission expense related to decreases in ceded commissions on certain UL policies.

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

The Company maintains through, SLNY, a reinsurance agreement with SLHIC pursuant to which SLNY assumes the net risks associated with substantially all of the existing and future new business issued by SLHIC in New York.  In addition, SLNY and SLHIC are parties to a renewal rights agreement under which SLNY has exclusive rights to renew SLHIC in-force business assumed under the reinsurance agreement.

The following provides a summary of operations for the Group Protection segment for the six-month periods ended June 30 (in 000’s):

	2011	2010
Total revenues	$ 62,876	$ 64,576
Total benefits and expenses	58,425	61,992
Income before income tax expense	4,451	2,584

Net income	$ 2,909	$ 1,682

The Group Protection Segment had pre-tax income of $4.5 million and $2.6 million for the six-month periods ended June 30, 2011 and 2010, respectively.  Total revenues for the six-month period ended June 30, 2011 decreased by $1.7 million in comparison to the six-month period ended June 30, 2010.  The decrease in revenues resulted primarily from a $0.8 million decrease in net investment income, driven by a decrease in the group direct business, as well as a decrease in premiums of $0.9 million due primarily to a decrease in assumed business.

Total benefits and expenses in 2011 decreased by $3.6 million in comparison to 2010.  The decrease in benefits and expenses resulted primarily from a decrease in policyowner benefits of $2.7 million.  The decrease in policyowner benefits resulted from a $3.3 million decrease in death benefits and a $3.1 million decrease in health benefits, offset by a $3.7 million increase in actuarial reserves.

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

The following provides a summary of operations for the Corporate Segment for the six-month periods ended June 30 (in 000’s):

	2011	2010
Total revenues	$ 12,703	$ (33,518)
Total benefits and expenses	6,824	11,914
Income (loss) before income tax expense (benefit)	5,879	(45,432)

Net income (loss)	$ 3,114	$ (28,860)

The Corporate segment had a pre-tax income (loss) of $5.9 million and $(45.4) million for the six-month periods ended June 30, 2011 and 2010, respectively.  The $51.3 million increase in pre-tax income was primarily attributable to an increase in total revenues of $46.2 million and a decrease in benefits and expenses of $5.1 million.  The $46.2 million increase in total revenues consists of the following components: increases of $7.0 million, $22.3 million, $12.2 million and $4.7 million in net investment income, net derivative income, net realized investment gains, and fee and other income, respectively.

The increase in net investment income of $7.0 million resulted primarily from an increase in allocation of net investment income to the operating segments of $9.8 million and limited partnership gains of $1.0 million, offset by a decrease in interest income from available-for-sale bonds of $3.8 million.

The increase in net derivative income of $22.3 million was primarily related to an increase in fair value of interest rate swap agreements as a result of changes in the applicable interest rate and foreign currency exchange rates.

The increase in net realized investment gains of $12.2 million was primarily attributable to realized gains on available-for-sale bonds.

Benefits and expenses decreased by $5.1 million primarily due to a change in interest expense allocated to the operating segments.

 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

August 12, 2011	/s/ Westley V. Thompson
Date	Westley V. Thompson, President, SLF U.S.
(Principal Executive Officer)

August 12, 2011	/s/ Ronald H. Friesen
Date	Ronald H. Friesen, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)