Form 10-Q
period 2011-09-30
Sun Life Assurance Co of Canada (U.S.)
filed 2011-11-14
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended September 30, 2011
Commission File Numbers: 2-99959, 33-29851, 33-31711, 33-41858, 33-43008, 33-58853, 333-11699, 333-77041, 333-62837, 333-45923, 333-88069, 333-39306, 333-46566, 333-82816, 333-82824, 333-111636, 333-130699, 333-130703, 333-130704, 333-133684, 333-133685, 333-133686, 333-39034, 333-144903-01, 333-144908-01, 333-144911-01, 333-144912-01, 333-155716, 333-333-155726, 333-155791, 333-155792, 333-155793, 333-155797, 333-156303, 333-156304, 333-156308, 333-160605, 333-160606, 333-160607, 333-169558-01, 333-169559-01, 333-169560-01, and 333-169561-01

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Registrant has 6,437 shares of common stock outstanding as of November 14, 2011, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2011	2010

Revenues

Premiums and annuity considerations	$104,020	$100,387
Net investment income (1)	610,663	1,333,987
Net derivative loss (Note 5)	(669,065)	(623,064)
Net realized investment gains, excluding impairment losses on available-for-sale securities	14,576	16,859
Other-than-temporary impairment losses (2) (Note 5)	(71)	(885)
Fee and other income	468,789	361,524

Total revenues	528,912	1,188,808

Benefits and Expenses

Interest credited	263,407	308,693
Interest expense	33,275	39,517
Policyowner benefits	57,455	143,673
Amortization of deferred policy acquisition costs, value of
business and customer renewals acquired	(684,001)	177,434
Other operating expenses	261,284	236,347

Total benefits and expenses	(68,580)	905,664

Income before income tax expense	597,492	283,144

Income tax expense	194,820	91,088

Net income	$402,672	$192,056

(1)Net investment income includes an increase in market value of trading investments of $144.7 million and $748.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively, for securities still held at the reporting date.

(2)The other-than-temporary impairment (“OTTI”) losses for the nine-month periods ended September 30, 2011 and 2010 represent solely credit losses.  The Company incurred no non-credit OTTI losses during the nine-month periods ended September 30, 2011 and 2010, as such, no non-credit OTTI losses were recognized in other comprehensive income for the periods.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands)

For the three-month periods ended September 30,

	Unaudited
	2011	2010

Revenues

Premiums and annuity considerations	$33,473	$32,145
Net investment income (1)	73,933	482,540
Net derivative loss (Note 5)	(561,066)	(55,899)
Net realized investment (losses) gains, excluding impairment
losses on available-for-sale securities	(8,498)	520
Other-than-temporary impairment losses (2) (Note 5)	-	-
Fee and other income	163,616	125,296

Total revenues	(298,542)	584,602

Benefits and Expenses

Interest credited	79,252	131,882
Interest expense	10,674	13,065
Policyowner benefits	(22,036)	27,096
Amortization of deferred policy acquisition costs, value of
business and customer renewals acquired	(921,466)	430,666
Other operating expenses	85,090	76,554

Total benefits and expenses	(768,486)	679,263

Income before income tax expense	469,944	(94,661)

Income tax expense (benefit)	159,071	(30,266)

Net income (loss)	$310,873	$(64,395)

(1) Net investment income includes a (decrease) increase in market value of trading investments of $(65.9) million and $298.8 million for the three-month periods ended September 30, 2011 and 2010, respectively, for securities still held at the reporting date.

(2) No OTTI losses, credit or non-credit, were recorded for the three-month periods ended September 30, 2011 and 2010.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
ASSETS	September 30, 2011	December 31, 2010

Investments

Available-for-sale fixed maturities (amortized cost of $1,574,535 and $1,422,951 in 2011 and 2010, respectively) (Note 5)	$1,658,191	$1,495,923
Trading fixed maturities (amortized cost of $10,649,342 and $11,710,416 in 2011 and 2010, respectively) (Note 4)	10,555,952	11,467,118
Mortgage loans (Note 5)	1,514,439	1,737,528
Derivative instruments – receivable (Note 5)	527,209	198,064
Limited partnerships	39,384	41,622
Real estate	225,324	214,665
Policy loans	608,535	717,408
Other invested assets	29,618	27,456
Short-term investments	137,120	832,739
Cash and cash equivalents	937,346	736,323
Total investments and cash	16,233,118	17,468,846

Accrued investment income	182,963	188,786
Deferred policy acquisition costs and sales inducement asset	2,652,357	1,682,559
Value of business and customer renewals acquired	122,295	134,985
Net deferred tax asset (Note 9)	151,364	394,297
Goodwill (Note 11)	7,299	7,299
Receivable for investments sold	5,616	5,328
Reinsurance receivable	2,250,694	2,347,086
Other assets	140,565	125,529
Separate account assets	26,337,791	26,880,421

Total assets	$48,084,062	$49,235,136

LIABILITIES

Contractholder deposit funds and other policy liabilities	$13,752,978	$14,593,228
Future contract and policy benefits	872,444	849,514
Payable for investments purchased	19,318	44,827
Accrued expenses and taxes	42,063	52,628
Debt payable to affiliates	683,000	783,000
Reinsurance payable	2,096,011	2,231,835
Derivative instruments – payable (Note 5)	348,734	362,023
Other liabilities	369,592	285,056
Separate account liabilities	26,337,791	26,880,421

Total liabilities	44,521,931	46,082,532

Commitments and contingencies (Note 7)

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2011 and 2010	$6,437	$6,437
Additional paid-in capital	3,929,210	3,928,246
Accumulated other comprehensive income	52,444	46,553
Accumulated deficit	(425,960)	(828,632)

Total stockholder’s equity	3,562,131	3,152,604

Total liabilities and stockholder’s equity	$48,084,062	$49,235,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2011	2010

Net income	$402,672	$192,056

Other comprehensive income (loss):

Change in unrealized holding gains on available-for-sale fixed maturity securities, net of tax (1)	28,004	58,513
Reclassification adjustment for OTTI losses, net of tax (2)	1,111	938
Reclassification adjustments of net realized investment losses into net income, net of tax (3)	(23,224)	(17,922)

Other comprehensive income	5,891	41,529

Comprehensive income	$408,563	$233,585

(1)	Net of tax expense of $(15.1) million and $(31.5.) million for the nine-month periods ended September 30, 2011 and 2010, respectively.
(2)	Represents an adjustment to OTTI losses due to the sale of other-than-temporarily impaired available-for-sale fixed maturity securities.
(3)	Net of tax benefit of $12.5 million and $9.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

For the three-month periods ended September 30,

	Unaudited
	2011	2010

Net income (loss)	$310,873	$(64,395)

Other comprehensive income (loss):

Change in unrealized holding gains on available-for-sale fixed maturity securities, net of tax (4)	21,247	50,345
Reclassification adjustment for OTTI losses, net of tax (2)	-	834
Reclassification adjustments of net realized investment losses
into net income, net of tax (5)	(5,062)	(15,539)

Other comprehensive income	16,185	35,640

Comprehensive income (loss)	$327,058	$(28,755)

(4)   Net of tax expense of $(11.4) million and $(27.1) million for the nine-month periods ended September 30, 2011 and 2010, respectively.
(5)   Net of tax benefit of $2.7 million and $8.4 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the nine-month periods ended September 30, 2011 and 2010

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income(1)	Accumulated Deficit	Total Stockholder’s Equity

Balance at December 31, 2009	$6,437	$3,527,677	$35,244	$(962,906)	$2,606,452

Net income	-	-	-	192,056	192,056
Tax benefit from stock options	-	209	-	-	209
Capital contribution from Parent	-	400,000	-	-	400,000
Other comprehensive income	-	-	41,529	-	41,529

Balance at September 30, 2010	$6,437	$3,927,886	$76,773	$(770,850)	$3,240,246

Balance at December 31, 2010	$6,437	$3,928,246	$46,553	$(828,632)	$3,152,604

Net income	-	-	-	402,672	402,672
Tax benefit from stock options	$-	964	-	-	964
Other comprehensive income	-	-	5,891	-	5,891

Balance at September 30, 2011	$6,437	$3,929,210	$52,444	$(425,960)	$3,562,131

(1) As of September 30, 2011, the total amount of after tax non-credit OTTI losses recorded in the Company’s accumulated other comprehensive income was $6.9 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2011	2010

Cash Flows From Operating Activities:
Net income	$402,672	$192,056
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	33,850	19,720
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(684,001)	177,434
Depreciation and amortization	8,401	2,396
Net losses on derivatives	639,077	525,706
Net realized gains and OTTI credit losses on available-for-sale investments	(14,505)	(15,974)
Net increase in fair value of trading investments	(144,703)	(748,723)
Net realized losses on trading investments	25,970	32,454
Undistributed (gain) loss on private equity limited partnerships	(5,597)	399
Interest credited to contractholder deposits	263,407	308,693
Deferred federal income taxes	239,761	136,956
Changes in assets and liabilities:
Additions to deferred policy acquisition costs, sales inducement asset, value of business and customer renewals acquired	(263,120)	(191,025)
Accrued investment income	5,823	24,555
Net change in reinsurance receivable/payable	28,110	90,732
Future contract and policy benefits	22,930	41,039
Other, net	77,732	115,574

Net cash provided by operating activities	635,807	711,992

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	408,519	382,800
Trading fixed maturity securities	2,516,833	3,104,949
Mortgage loans	192,910	119,411
Other invested assets (1)	294,714	(102,786)
Purchases of:
Available-for-sale fixed maturity securities	(523,940)	(675,547)
Trading fixed maturity securities	(1,551,009)	(3,460,100)
Mortgage loans	(5,020)	(29,613)
Real estate	(9,075)	(3,502)
Other invested assets (2)	(48,356)	(47,524)
Net change in policy loans	(2,995)	12,530
Net change in short-term investments	695,619	1,252,268

Net cash provided by investing activities	$1,968,200	$552,886

Continued on next page

(1) Includes $278.7 million and $(157.2) million related to settlement of derivative instruments during the nine-month periods ended September 30, 2011 and 2010, respectively.
(2) Includes $(47.3) million and $(46.3) million related to issuance of derivative instruments during the nine-month periods ended September 30, 2011 and 2010, respectively.
 The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2011	2010

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$773,437	$962,790
Withdrawals from contractholder deposit funds	(3,055,667)	(2,917,432)
Repayment of debt	(100,000)	(100,000)
Capital contribution from Parent	-	400,000
Other, net	(20,754)	(19,767)

Net cash used in financing activities	(2,402,984)	(1,674,409)

Net change in cash and cash equivalents	201,023	(409,531)

Cash and cash equivalents, beginning of period	736,323	1,804,208

Cash and cash equivalents, end of period	$937,346	$1,394,677

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

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  As of September 30, 2011, the Company directly or indirectly owned all of the outstanding shares of SLNY, a New York life insurance company which issues individual fixed and variable annuity contracts, individual life insurance, group life, group disability, group dental and group stop loss insurance in New York; Independence Life and Annuity Company, a Rhode Island life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC, 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC.

The Company’s condensed consolidated financial statements also include a variable interest entity (“VIE”) in which the Company is required to consolidate.  Refer to Note 5 for further information about VIEs.

All inter-company transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

On June 30, 2011, the Company dissolved Sun Parkaire Landing LLC which was one of the Company’s special purpose entities established for real estate investment purposes.  As a result of this dissolution, Sun Parkaire Landing LLC’s assets of $19.9 million (including $18.6 million in real estate) and liabilities of $0.1 million at June 30, 2011, were transferred to the Company.  This transfer did not have any impact on the Company’s condensed consolidated financial statements.

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

Out Of Period Adjustments

During the quarter ended September 30, 2011, upon settlement of certain note obligations, the Company recognized $35.4 million of adjustments to contract liabilities that were not previously recorded.  These adjustments should have been recorded during prior years.  Prior periods have not been adjusted as the previously unrecognized amounts were not deemed to be material under Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”

Supplemental cash and non-cash information

The Company paid interest of $22.5 million and received income tax refunds of 38.1 million during the nine-month period ended September 30, 2011.

In addition, the Company exchanged $88.7 million of fixed maturity securities and converted $16.0 million of fixed maturity securities to equity securities during the nine-month period ended September 30, 2011.  Equity securities are reported in the Company’s balance sheets as part of other invested assets.  Mortgage foreclosures resulted in a reclassification of $9.0 million from mortgage loans to real estates during the nine-month period ended September 30, 2011.  Refer to Note 6 for details of non-cash adjustments to policy loans during the nine-month period ended September 30, 2011.

SIGNIFICANT ACCOUNTING POLICIES

For a description of the Company’s significant accounting policies, refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for year ended December 31, 2010, which should be read in conjunction with the accompanying condensed consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In April 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”).  In evaluating whether a restructuring constitutes a TDR a creditor must use judgment to determine whether the following exist:

1.	The borrower is experiencing financial difficulties, and
2.	The lender has granted a concession to the borrower.

ASU 2011-02 amends Accounting Standard Codification (“ASC”) Topic 310 to include financial difficulty indicators (such as debtor default, debtor bankruptcy or concerns about the future as a going concern) that the lender should consider in determining whether a borrower is experiencing financial difficulties.  The amendments also clarify that a borrower could be experiencing financial difficulties even though the borrower is not currently in payment default but default is probable in the foreseeable future.

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

The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011.  These amendments are to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  The Company adopted ASU 2011-2 on July 1, 2011 and the TDR disclosure requirements are included in Note 5 of these condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles–Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).”  The amendments of ASU 2010-28 require reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists and to consider adverse qualitative factors when performing the impairment test.  The amendments in ASU 2010-28 are effective for interim periods and fiscal years beginning after December 15, 2010.  Early adoption is not permitted.  The Company adopted ASU 2010-28 on January 1, 2011 and the adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

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

ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in ASU 2011-05 are effective, on a retrospective basis, for fiscal years and interim periods within those fiscal years beginning after December 15, 2011.  The Company will adopt ASU 2011-05 on March 31, 2012 and does not expect the requirements of this ASU to significantly impact the Company’s condensed consolidated financial statements.

In October 2010, the FASB issued ASU 2010-26 “Financial Services–Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force),” which amends FASB ASC Topic 944 to modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The amendments specify that only incremental costs of successful contract acquisition that result directly from and are essential to the contract transactions can be capitalized as deferred acquisition costs.  The incremental direct costs are those costs that would not have been incurred by the insurance entity if the contract transactions did not occur.  The amendments in ASU 2010-26 are effective for interim periods and fiscal years beginning after December 15, 2011.  The Company intends to adopt ASU 2010-26 prospectively on January 1, 2012.

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

Related Party Reinsurance Transactions

As more fully described in Note 6 to the Company’s condensed consolidated financial statement, the Company and its subsidiary, SLNY, are party to several reinsurance transactions with Sun Life Assurance Company of Canada (“SLOC”) and other affiliates.  Reinsurance premiums with related parties are based on market rates.

Capital Transactions

The Company did not receive any capital contribution from the Parent during the nine-month period ended September 30, 2011.  During the year ended December 31, 2010, the Company received capital contribution totaling $400.0 million from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure the Company continues to exceed certain capital requirements prescribed by the National Association of Insurance Commissioners (the “NAIC”).  The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life insurance companies.  The risk-based capital formulas for life insurance companies establish capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

The Company did not declare or pay any dividends during the nine-month period ended September 30, 2011 or during the year ended December 31, 2010.

Debt Transactions

At September 30, 2011 and December 31, 2010, the Company had $18.0 million in promissory notes that was initially issued to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”), an affiliate, for which the Company pays interest semi-annually.  On June 2, 2011, Sun Life (Hungary) LLC sold the $18.0 million promissory note to SLOC.  With the exception of the change in lender, this transaction did not have any impact on the terms of the promissory note.  Effective June 2, 2011, the Company began paying the related interest to SLOC.  Related to these promissory notes, the Company incurred interest expense of $0.3 million and $0.8 million for each of the three and nine-month periods ended September 30, 2011 and 2010, respectively.

At September 30, 2011 and December 31, 2010, the Company had $565.0 million of surplus notes issued to Sun Life Financial (U.S.) Finance, Inc, an affiliate.  The Company expensed $10.6 million and $31.9 million for interest on these surplus notes for each of the three and nine-month periods ended September 30, 2011 and 2010, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900.0 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”), an affiliate, which will mature on October 6, 2013.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III. Total interest credited for the funding agreements was $1.3 million and $4.3 million for the three and nine-month periods ended September 30, 2011, respectively, and $2.0 million and $4.7 million for the three and nine-month periods ended September 30, 2010, respectively.  The Company also issued a $100.0 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $0.2 million and $0.5 million for the three and nine-month periods ended September 30, 2011 and 2010, respectively, for interest on this demand note.

The Company has an interest rate swap agreement with LLC III with an aggregate notional amount of $900.0 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900.0 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”), an affiliate.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  On July 1 and July 19, 2011, the Company paid $901.3 million and $7.5 million, respectively, to LLC II due to the maturity of the funding agreements that the Company issued to LLC II.  The payments included $1.3 million in accrued interest.  Total interest credited for these funding agreements was $0.1 million and $2.6 million for the three and nine-month periods ended September 30, 2011, respectively, and $1.8 million and $4.2 million for the three and nine-month periods ended September 30, 2010, respectively.

The Company also issued a $100.0 million floating rate demand note payable to LLC II on May 24, 2006.  On July 19, 2011, the Company paid off the $100.0 million demand note that was due to LLC II.  The Company expensed $0.3 million for the three and nine-month periods ended September 30, 2011, respectively, and $0.2 million and $0.5 million for the three and nine-month periods ended September 30, 2010, respectively, for interest on this demand note.

The Company also had an interest rate swap agreement with LLC II with an aggregate notional amount of $900.0 million that effectively converted the floating rate payment obligations under the funding agreements to fixed rate obligations.  This interest swap agreement expired on July 6, 2011 due to the maturity of the underlying floating rate funding agreement with LLC II.

On July 1 and July 8, 2010, the Company paid $900.0 million and $10.0 million, respectively, to LLC due to the maturity of the funding agreements.  Total interest credited for these funding agreements was $0.1 million and $2.9 million for the three and nine-month periods ended September 30, 2010.  On August 6, 2010, the Company paid $100.1 million to LLC including $0.1 million in interest due to settle a $100.0 million floating rate demand note payable to LLC.  The Company expensed $0.1 million and $0.5 million for the three and nine-month periods ended September 30, 2010 for interest on this demand note.  The related $900.0 million interest rate swap agreement expired on July 6, 2010 due to the maturity of the underlying floating rate funding agreements with LLC.

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative Service Agreements, Rent and Other

Effective December 31, 2009, the Company transferred all of its employees to an affiliate, Sun Life Financial (U.S.) Services Company, Inc. (“Sun Life Services”), with the exception of 28 employees who were transferred to Sun Life Financial Distributors, Inc. (“SLFD”), another affiliate.  The tax benefits associated with SLF stock options that had been granted to employees of the Company prior to the employee transfer, is recognized by the Company in the stockholder’s equity when these benefits vest.  Neither Sun Life Services nor SLFD are included in the accompanying condensed consolidated financial statements.  Concurrent with this transaction, Sun Life Services assumed the sponsorship of the Company’s retirement plans.  As a result of this transaction, the Company transferred to Sun Life Services all employee-benefits related assets and liabilities, the associated deferred tax asset, and certain property, equipment and software.  For more details on these transactions, see Note 3 of the consolidated financial statements included in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The transfer of fixed assets from the Company to Sun Life Services discussed above, along with the administrative service agreement, resulted in a sale-leaseback transaction.  The Company recorded a deposit liability for $17.1 million which represents the cost of certain of the assets transferred.  The Company will amortize the liability over the remaining useful life of the assets that have been sold, which is estimated to be seven years.  As of September 30, 2011, the remaining deposit liability was $12.1 million.

Pursuant to an administrative services agreement between the Company and Sun Life Services, Sun Life Services provides human resources services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative, and other operational support functions) to the Company.  The Company reimburses Sun Life Services for the cost of such services, plus, with respect to certain of those services, pays an arms-length based profit margin agreed upon by the parties.  Total payments under this agreement were $29.5 million and $90.0 million for the three and nine-month periods ended September 30, 2011, respectively, and $32.2 million and $88.0 million for the three and nine-month periods ended September 30, 2010, respectively.

The Company also participated in pension and other retirement plans sponsored by Sun Life Services.  The cost of these benefits to the Company were allocated and charged to the Company in a manner consistent with the allocation of employee compensation expenses and the number of participants.  For the three and nine-month periods ended September 30, 2011, expenses of $1.4 million and $4.2 million, respectively, were allocated to the Company by Sun Life Services for the pension and other benefits plans.  For the three and nine-month periods ended September 30, 2010, expenses of $1.9 million and $5.7 million, respectively, were allocated for the pension and other benefits plans.

The Company has an administrative services agreement with Sun Life Assurance Company of Canada – U.S. Operations Holdings, Inc, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement were approximately $3.1 million and $9.7 million for each of the three and nine-month periods ended September 30, 2011, respectively, and $3.2 million and $9.7 million for the three and nine-month periods ended September 30, 2010, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), an affiliate and registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $4.2 million and $12.4 million for the three and nine-month periods ended September 30, 2011, respectively, and $3.3 million and $9.2 million for the three and nine-month periods ended September 30, 2010.  The Company also paid $5.1 million and $15.7 million for the three and nine-month periods ended September 30, 2011, respectively, and $5.3 million and $15.8 million during the three and nine-month periods ended September 30, 2010, respectively, in investment management services fees to SCA.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative service agreements, rent and other (continued)

The Company paid distribution fees to SLFD of $9.0 million and $29.7 million during the three and nine-month periods ended September 30, 2011, respectively, and $10.1 million and $31.8 million during the three and nine-month periods ended September 30, 2010, respectively.

The Company has an administrative services agreement with Sun Life Information Services Canada, Inc. (“SLISC”), an affiliate, under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity business.  Expenses under this agreement were $4.6 million and $14.3 million for the three and nine-month periods ended September 30, 2011, respectively, and $4.3 million and $13.4 million for the three and nine-month periods ended September 30, 2010, respectively.

The Company has a service agreement with Sun Life Information Services Ireland Limited (“SLISIL”), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $5.7 million and $17.3 million for the three and nine-month periods ended September 30, 2011, respectively, and $6.0 million and $17.4 million for the three and nine-month periods ended September 30, 2010.

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2014 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to $3.0 million and $9.1 million for each of the three and nine-month periods ended September 30, 2011 and 2010, respectively.  Rental income is reported as a component of net investment income on the Company’s condensed consolidated statements of operations.

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

Wealth Management

The Wealth Management segment markets, sells and administers funding agreements, individual and group variable annuity products, individual and group fixed annuity products and other retirement benefit products.  These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies.  The Company uses derivative instruments to manage the risks inherent in the contract options.  Additionally, the Company consolidates certain VIE as a component of the Wealth Management segment.  Refer to Note 5 for details about the VIE that is consolidated in the Company’s condensed consolidated financial statements.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the Company’s four segments (in 000’s):

	Nine-month period ended September 30, 2011

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$360,088	$64,688	$94,565	$9,571	$528,912
Total benefits and expenses	(231,665)	73,969	82,818	6,298	(68,580)
Income (loss) before income tax expense (benefit)	591,753	(9,281)	11,747	3,273	597,492
Net income (loss)	$398,839	$(5,863)	$7,656	$2,040	$402,672

	Nine-month period ended September 30, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals
Total revenues	$1,080,834	$43,035	$96,555	$(31,616)	$1,188,808
Total benefits and expenses	760,992	38,563	90,982	15,127	905,664
Income (loss) before income tax expense (benefit)	319,842	4,472	5,573	(46,743)	283,144
Net income (loss)	$221,310	$3,026	$3,632	$(35,912)	$192,056

	Three-month period ended September 30, 2011

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$(354,811)	$27,712	$31,689	$(3,132)	$(298,542)
Total benefits and expenses	(821,626)	29,273	24,393	(526)	(768,486)
Income (loss) before income tax expense (benefit)	466,815	(1,561)	7,296	(2,606)	469,944
Net income (loss)	$308,162	$(962)	$4,747	$(1,074)	$310,873

	Three-month period ended September 30, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$535,357	$15,364	$31,979	$1,902	$584,602
Total benefits and expenses	634,805	12,255	28,990	3,213	679,263
(Loss) income before income tax (benefit) expense	(99,448)	3,109	2,989	(1,311)	(94,661)
Net (loss) income	$(61,348)	$2,055	$1,950	$(7,052)	$(64,395)

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

On April 1, 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances which indicate that a transaction is not orderly.  The Company reviewed its pricing sources and methodologies and has concluded that its various pricing sources and methodologies are in compliance with this guidance.  During the nine-month period ended September 30, 2011, there were no changes to these valuation techniques and the related inputs.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its assets measured at fair value on a recurring basis as of September 30, 2011 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$55	$1	$56
Residential mortgage-backed securities	-	28,528	-	28,528
Commercial mortgage-backed securities	-	12,247	2,144	14,391
Foreign government & agency securities	-	-	-	-
U.S. states and political subdivision securities	-	221	-	221
U.S. treasury and agency securities	508,850	-	-	508,850
Corporate securities	-	1,099,401	6,744	1,106,145
Total available-for-sale fixed maturity securities	508,850	1,140,452	8,889	1,658,191

Trading fixed maturity securities:
Asset-backed securities	-	257,103	81,751	338,854
Residential mortgage-backed securities	-	645,259	126,579	771,838
Commercial mortgage-backed securities	-	651,319	61,554	712,873
Foreign government & agency securities	-	116,115	-	116,115
U.S. states and political subdivision securities	-	514	-	514
U.S. treasury and agency securities	329,978	7,100	560	337,638
Corporate securities	-	8,201,357	76,763	8,278,120
Total trading fixed maturity securities	329,978	9,878,767	347,207	10,555,952

Derivative instruments – receivable:
Interest rate contracts	-	381,316	-	381,316
Foreign currency contracts	-	2,249	-	2,249
Equity contracts	50,859	11,804	1,270	63,933
Futures contracts	79,711	-	-	79,711
Total derivative instruments - receivable	130,570	395,369	1,270	527,209

Other invested assets (3)	2,194	22,666	1,978	26,838
Short-term investments	137,120	-	-	137,120
Cash and cash equivalents	937,346	-	-	937,346
Total investments and cash	2,046,058	11,437,254	359,344	13,842,656

Separate account assets:
Mutual fund investments	21,536,816	-	-	21,536,816
Equity investments	150,661	8,033	49	158,743
Fixed income investments	425,478	6,018,554	65,118	6,509,150
Alternative investments	9,253	65,046	371,481	445,780
Other investments	(5,066)	-	-	(5,066)
Total separate account assets (1) (2)	22,117,142	6,091,633	436,648	28,645,423

Total assets measured at fair value on a recurring basis	$24,163,200	$17,528,887	$795,992	$42,488,079

(1) Pursuant to the conditions set forth in FASB ASC Topic 944,”Financial Services–Insurance,” the value of separate account liabilities is set to equal the fair value of the separate account assets.
(2) Excludes $2,307.6 million, primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820, “Fair Value Measurement.”
(3) Excludes $2.8 million of other invested assets that are not subject to FASB ASC Topic 820.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of September 30, 2011 (in 000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability (1)	$-	$-	$1,006,418	$1,006,418
Guaranteed minimum accumulation benefit liability (1)	-	-	222,881	222,881
Derivatives embedded in reinsurance contracts (1)	-	92,762	1,270	94,032
Fixed index annuities (1)	-	-	105,885	105,885
Total other policy liabilities	-	92,762	1,336,454	1,429,216

Derivative instruments - payable:
Interest rate contracts	-	317,501	-	317,501
Foreign currency contracts	-	2,031	-	2,031
Equity contracts	-	-	-	-
Credit contracts	-	-	26,748	26,748
Futures contracts	2,454	-	-	2,454
Total derivative instruments – payable	2,454	319,532	26,748	348,734

Other liabilities:
Bank overdrafts	39,509	-	-	39,509

Total liabilities measured at fair value on a recurring basis	$41,963	$412,294	$1,363,202	$1,817,459

(1) The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s condensed consolidated balance sheet.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company’s categories for its assets measured at fair value on a recurring basis as of December 31, 2010 (in 000’s):

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$704	$11	$715
Residential mortgage-backed securities	-	34,614	-	34,614
Commercial mortgage-backed securities	-	13,003	2,047	15,050
Foreign government & agency securities	-	563	-	563
U.S. states and political subdivision securties	-	214	-	214
U.S. treasury and agency securities	375,233	-	-	375,233
Corporate securities	-	1,068,399	1,135	1,069,534
Total available-for-sale fixed maturity securities	375,233	1,117,497	3,193	1,495,923

Trading fixed maturity securities:
Asset-backed securities	-	321,129	90,851	411,980
Residential mortgage-backed securities	-	834,074	88,719	922,793
Commercial mortgage-backed securities	-	737,024	82,171	819,195
Foreign government & agency securities	-	116,986	13,790	130,776
U.S. states and political subdivision securities	-	613	-	613
U.S. treasury and agency securities	737,936	8,582	1,101	747,619
Corporate securities	-	8,301,586	132,556	8,434,142
Total trading fixed maturity securities	737,936	10,319,994	409,188	11,467,118

Derivative instruments receivable:
Interest rate contracts	-	97,060	-	97,060
Foreign currency contracts	-	32,504	-	32,504
Equity contracts	14,873	30,739	13,785	59,397
Futures contracts	9,103	-	-	9,103
Total derivative instruments - receivable	23,976	160,303	13,785	198,064

Other invested assets	2,890	11,120	8,343	22,353
Short-term investments	832,739	-	-	832,739
Cash and cash equivalents	736,323	-	-	736,323
Total investments and cash	2,709,097	11,608,914	434,509	14,752,520

Separate account assets:
Mutual fund investments	21,892,209	30,517	-	21,922,726
Equity investments	188,216	277	-	188,493
Fixed income investments	317,713	5,812,900	56,323	6,186,936
Alternative investments	24,094	78,164	293,254	395,512
Other investments	900	-	-	900
Total separate account assets (1) (2)	22,423,132	5,921,858	349,577	28,694,567

Total assets measured at fair value on a recurring basis	$25,132,229	$17,530,772	$784,086	$43,447,087

(1) Pursuant to the conditions set forth in FASB ASC Topic 944, the value of separate account liabilities is set to equal the fair value of the separate account assets.
(2) Excludes $1,814.1 million, primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820.
(3) Excludes $5.1 million of other invested assets that are not subject to FASB ASC Topic 820.
.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company's categories for its liabilities measured at fair value on a recurring basis as of December 31, 2010 (000’s):

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$-	$-	$2,245	$2,245
Guaranteed minimum accumulation benefit liability	-	-	49	49
Derivatives embedded in reinsurance contracts	-	41,272	-	41,272
Fixed index annuities	-	-	131,608	131,608
Total other policy liabilities	-	41,272	133,902	175,174

Derivative instruments - payable:
Interest rate contracts	-	329,214	-	329,214
Foreign currency contracts	-	3,878	-	3,878
Credit contracts	-	-	27,341	27,341
Futures contracts	1,590	-	-	1,590
Total derivative instruments - payable	1,590	333,092	27,341	362,023

Other liabilities:
Bank overdrafts	61,227	-	-	61,227

Total liabilities measured at fair value on a recurring basis	$62,817	$374,364	$161,243	$598,424

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as
Level 3 for the nine-month period ended September 30, 2011 (in 000’s):

		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in OCI	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Ending balance	Change in unrealized gains (losses) (2)
Available-for-sale fixed maturity securities:
Asset-backed	$11	$(16)	$6	$-	$-	$-	$-	$-	$1	$-
Residential mortgage-backed	-	-	-	-	-	-	-	-	-	-
Commercial mortgage-backed securities	2,047	(302)	399	-	-	-	-	-	2,144	-
Foreign government & agency securities	-	-	-	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency	-	-	-	-	-	-	-	-	-	-
Corporate securities	1,135	18	97	6,102	-	-	-	(608)	6,744	-
Total available-for-sale fixed maturity securities	3,193	(300)	502	6,102	-	-	-	(608)	8,889	-

Trading fixed maturity securities:
Asset-backed	90,851	760	-	-	-	(3,636)	14,654	(20,878)	81,751	512
Residential mortgage-backed	88,719	6,025	-	304	(275)	(26,559)	97,000	(38,635)	126,579	15,737
Commercial mortgage-backed securities	82,171	620	-	-	-	(19,679)	-	(1,558)	61,554	1,658
Foreign government & agency securities	13,790	-	-	-	-	-	-	(13,790)	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency	1,101	-	-	560	-	-	-	(1,101)	560	-
Corporate securities	132,556	6,488	-	8,053	(5,088)	(7,794)	17,345	(74,797)	76,763	4,566
Total trading fixed maturity securities	409,188	13,893	-	8,917	(5,363)	(57,668)	128,999	(150,759)	347,207	22,473

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-
Equity contracts	13,785	(2,775)	-	1,269	-	(11,009)	-	-	1,270	(2,775)
Futures contracts	-	-	-	-	-	-	-	-	-	-
Total derivative instruments– receivable	13,785	(2,775)	-	1,269	-	(11,009)	-	-	1,270	(2,775)

Other invested assets	8,343	285	-	1,000	-	-	-	(7,650)	1,978	284
Total investments and cash	434,509	11,103	502	17,288	(5,363)	(68,677)	128,999	(159,017)	359,344	19,982

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-	-	-	-
Equity investments	-	-	-	-	-	-	49	-	49	-
Fixed income investments	56,323	115	-	129,484	(110,779)	(12,061)	35,740	(33,704)	65,118	(816)
Alternative investments	293,254	7,424	-	193,725	(120,082)	(6,040)	3,200	-	371,481	5,864
Other investments	-	-	-	-	-	-	-	-	-	-
Total separate account assets (1)	349,577	7,539	-	323,209	(230,861)	(18,101)	38,989	(33,704)	436,648	5,048

Total assets measured at fair value on a recurring basis	$784,086	$18,642	$502	$340,497	$(236,224)	$(86,778)	$167,988	$(192,721)	$795,992	$25,030

1)	The gains and losses included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.
(2)	Included in earnings relating to instruments still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the nine-month period ended September 30, 2011 (in 000’s):

		Total realized and unrealized (gains) losses
Liabilities	Beginning balance	Included in earnings	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Ending balance	Change in unrealized (gains) losses (2)
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability benefit liability	$2,245	$853,288	$-	$-	$-	$150,885	$-	$-	$-	$1,006,418	$839,449
Guaranteed minimum accumulation benefit liability	49	206,972	-	-	-	15,860	-	-	-	222,881	201,509
Derivatives embedded in reinsurance contracts	-	(9,450)	-	-	-	21,729	(11,009)	-	-	1,270	(9,449)
Fixed index annuities	131,608	(63,060)	-	-	-	37,337	-	-	-	105,885	(3,659)
Total other policy liabilities (1)	133,902	987,750	-	-	-	225,811	(11,009)	-	-	1,336,454	1,027,850

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-	-
Credit contracts	27,341	(593)	-	-	-	-	-	-	-	26,748	(593)
Futures contracts	-	-	-	-	-	-	-	-	-	-	-
Total derivative instruments – payable	27,341	(593)	-	-	-	-	-	-	-	26,748	(593)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-	-	-	-	-
Total liabilities measured at fair value	$161,243	$987,157	$-	$-	$-	$225,811	$(11,009)	$-	$-	$1,363,202	$1,027,257

(1)	The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s condensed consolidated balance sheet.
(2)	Included in earnings relating to instruments still held at the reporting date.

Gains and losses related to Level 3 assets and liabilities, as included in the Company’s unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2011, are reported as follows (in 000’s):

	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date

Net investment income	$14,178	$22,757
Net derivative loss	(989,932)	(1,030,032)
Net realized investment losses, excluding impairment
losses on available-for-sale securities	(300)	-
Net losses	$(976,054)	$(1,007,275)

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

		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized gains (losses) (2)

Available-for-sale fixed maturity securities:
Asset-backed securities	$37	$(31)	$10	$-	$-	$16	$-
Collateralized mortgage obligations	-	-	-	-	-	-	-
Commercial mortgage-backed securities	1,930	(371)	(121)	-	-	1,438	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	7,936	(17)	1,217	1,940	(434)	10,642	-
Total available-for-sale fixed maturity securities	9,903	(419)	1,106	1,940	(434)	12,096	-

Trading fixed maturity securities:
Asset-backed securities	111,650	15,020	-	(36,320)	(30,732)	59,618	17,186
Collateralized mortgage obligations	154,551	3,739	-	(9,211)	(81,506)	67,573	9,017
Commercial mortgage-backed securities	14,084	2,175	-	47,602	(696)	63,165	3,439
Foreign government & agency securities	15,323	(1,050)	-	-	-	14,273	140
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	107,886	5,716	-	(6,243)	(21,364)	85,995	5,565
Total trading fixed maturity securities	403,494	25,600	-	(4,172)	(134,298)	290,624	35,347

Derivative instruments - receivable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Equity contracts	8,821	(1,509)	-	(1,907)	-	5,405	(1,509)
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments - receivable	8,821	(1,509)	-	(1,907)	-	5,405	(1,509)

Other invested assets	-	(174)	-	1,486	-	1,312	(174)
Total investments and cash	422,218	23,498	1,106	(2,653)	(134,732)	309,437	33,664

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-
Equity investments	7	8	-	-	-	15	8
Fixed income investments	276,530	6,240	-	(9,135)	(98,550)	175,085	2,560
Alternative investments	267,196	(565)	-	21,824	(16,634)	271,821	(1,270)
Other fund investments	4,108	-	-	-	(4,108)	-	-
Total separate account assets (1)	547,841	5,683	-	12,689	(119,292)	446,921	1,298

Total assets measured at fair value on a recurring basis	$970,059	$29,181	$1,106	$10,036	$(254,024)	$756,358	$34,962

(1) The gains and losses included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.
(2) Included in earnings relating to instruments still held at the reporting date.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the nine-month period ended September 30, 2010 (in 000’s):
		Total realized and unrealized (gains) losses
Liabilities	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses (2)

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$168,786	$245,325	$-	$105,597	$-	$519,708	$249,721
Guaranteed minimum accumulation benefit liability	81,669	74,640	-	17,288	-	173,597	76,218
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	140,966	(17,026)	-	4,261	-	128,201	10,886
Total other policy liabilities (1)	391,421	302,939	-	127,146	-	821,506	336,825

Derivative instruments - payable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Credit contracts	34,349	(3,716)	-	-	-	30,633	(3,716)
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments - payable	34,349	(3,716)	-	-	-	30,633	(3,716)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$425,770	$299,223	$-	$127,146	$-	$852,139	$333,109

(1)The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s condensed consolidated balance sheet.
(2) Included in earnings relating to instruments still held at the reporting date.

Gains and losses, related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the nine-month period ended September 30, 2010, are reported as follows (in 000’s):

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)
Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended September 30, 2011 (in 000’s):
		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Ending balance	Change in unrealized gains (losses) (2)

Available-for-sale fixed maturity securities:
Asset-backed	$3	$(3)	$1	$-	$-	$-	$-	$-	$-	$1	$-
Residential mortgage-backed	-	-	-	-	-	-	-	-	-	-	-
Commercial mortgage-backed	2,137	(103)	110	-	-	-	-	-	-	2,144	-
Foreign government & agency	-	-	-	-	-	-	-	-	-	-	-
U.S. states and political subdivisions	-	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency	-	-	-	-	-	-	-	-	-	-	-
Corporate	7,462	7	(143)	-	-	-	-	-	(582)	6,744	-
Total available-for-sale fixed maturity securities	9,602	(99)	(32)	-	-	-	-	-	(582)	8,889	-

Trading fixed maturity securities:
Asset-backed	75,535	(8,681)	-	-	-	-	(464)	21,007	(5,646)	81,751	(8,621)
Residential mortgage-backed	157,814	(1,229)	-	304	(275)	-	(17,009)	37,746	(50,772)	126,579	2,526
Commercial mortgage-backed	67,031	216	-	-	-	-	(726)	-	(4,967)	61,554	551
Foreign government & agency	13,003	-	-	-	-	-	-	-	(13,003)	-	-
U.S. states and political subdivisions	-	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency	963	-	-	560	-	-	-	-	(963)	560	-
Corporate	106,654	(1,219)	-	1,623	(4,428)	-	(4,095)	17,449	(39,221)	76,763	(2,509)
Total trading fixed maturity securities	421,000	(10,913)	-	2,487	(4,703)	-	(22,294)	76,202	(114,572)	347,207	(8,053)

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-	-
Equity contracts	18,035	(6,886)	-	1,164	-	-	(11,043)	-	-	1,270	(6,886)
Futures contracts	-	-	-	-	-	-	-	-	-	-	-
Total derivative instruments– receivable	18,035	(6,886)	-	1,164	-	-	(11,043)	-	-	1,270	(6,886)

Other invested assets	2,133	(155)	-	-	-	-	-	-	-	1,978	(156)
Total investments and cash	450,770	(18,053)	(32)	3,651	(4,703)	-	(33,337)	76,202	(115,154)	359,344	(15,095)

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-	-	-	-	-
Equity investments	59	(10)	-	-	-	-	-	-	-	49	-
Fixed income investments	97,452	249	-	20,978	(21,196)	-	(1,917)	5,307	(35,755)	65,118	(305)
Alternative investments	366,109	(10,659)	-	44,904	(28,019)	-	(854)	-	-	371,481	(10,858)
Other investments	-	-	-	-	-	-	-	-	-	-	-
Total separate account assets (1)	463,620	(10,420)	-	65,882	(49,215)	-	(2,771)	5,307	(35,755)	436,648	(11,163)

Total assets measured at fair value on a recurring basis	$914,390	$(28,473)	$(32)	$69,533	$(53,918)	$-	$(36,108)	$81,509	$(150,909)	$795,992	$(26,258)

(1) The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company

(2) Included in earnings relating to instruments still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended September 30, 2011 (in 000’s):

		Total realized and unrealized (gains) losses
Liabilities	Beginning balance	Included in earnings	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Ending balance	Change in unrealized (gains) losses (2)

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability benefit liability	$(7,645)	$968,467	$-	$-	$-	$45,596	$-	$-	$-	$1,006,418	$957,648
Guaranteed minimum accumulation benefit liability	(2,554)	221,102	-	-	-	4,333	-	-	-	222,881	216,402
Derivatives embedded in reinsurance contracts	18,035	(6,886)	-	-	-	1,164	(11,043)	-	-	1,270	(6,886)
Fixed index annuities	132,804	(43,622)	-	-	-	-	16,703	-	-	105,885	(20,087)
Total other policy liabilities (1)	140,640	1,139,061	-	-	-	51,093	5,660	-	-	1,336,454	1,147,077

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-	-
Credit contracts	22,563	4,185	-	-	-	-	-	-	-	26,748	4,185
Futures contracts	-	-	-	-	-	-	-	-	-	-	-
Total derivative instruments – payable	22,563	4,185	-	-	-	-	-	-	-	26,748	4,185

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$163,203	$1,143,246	$-	$-	$-	$51,093	$5,660	$-	$-	$1,363,202	$1,151,262

(1)  The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s condensed consolidated balance sheet.
(2)  Included in earnings relating to instruments still held at the reporting date.

Gains and losses related to Level 3 assets and liabilities, included in the Company’s condensed consolidated statements of operations for the three-month period ended September 30, 2011 , are reported as follows (in 000’s):
	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment loss	$(11,068)	$(8,209)
Net derivative loss	(1,150,132)	(1,158,148)
Net realized investment losses, excluding impairment
losses on available-for-sale securities	(99)	-
Net losses	$(1,161,299)	$(1,166,357)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the three-month period ended September 30, 2010 (in 000’s):

		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) (2)
Available-for-sale fixed maturity securities:
Asset-backed securities	$22	$-	$(6)	$-	$-	$16	$-
Residential mortgage-backed securities	-	-	-	-	-	-	-
Commercial mortgage-backed securities	1,371	-	67	-	-	1,438	-
Foreign government & agency securities	-	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	678	(1,998)	3,169	1,998	6,795	10,642	-
Total available-for-sale fixed maturity securities	2,071	(1,998)	3,230	1,998	6,795	12,096	-

Trading fixed maturity securities:
Asset-backed securities	47,668	7,533	-	(746)	5,163	59,618	6,787
Residential mortgage-backed securities	98,323	1,540	-	(3,897)	(28,393)	67,573	(2,358)
Commercial mortgage-backed securities	62,793	1,376	-	(1,004)	-	63,165	372
Foreign government & agency securities	14,638	(365)	-	-	-	14,273	(365)
U.S. states and political subdivisions securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-
Corporate securities	48,551	2,204	-	1,808	33,432	85,995	4,012
Total trading fixed maturity securities	271,973	12,288	-	(3,839)	10,202	290,624	8,448

Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Equity contracts	1,723	887	-	2,795	-	5,405	887
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments - receivable	1,723	887	-	2,795	-	5,405	887

Other invested assets	1,614	(302)	-	-	-	1,312	(302)
Total investments and cash	277,381	10,875	3,230	954	16,997	309,437	9,033

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-
Equity investments	197	(182)	-	-	-	15	(182)
Fixed income investments	92,963	2,020	-	83,648	(3,546)	175,085	1,160
Alternative investments	269,757	1,913	-	9,738	(9,587)	271,821	1,662
Other investments	-	-	-	-	-	-	-
Total separate account assets (1)	362,917	3,751	-	93,386	(13,133)	446,921	2,640

Total assets measured at fair value on
a recurring basis	$640,298	$14,626	$3,230	$94,340	$3,864	$756,358	$12,277

   (1)The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

      (2) Included in earnings relating to instruments still held at the reporting date.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the three-month period ended September 30, 2010 (in 000’s):

		Total realized and unrealized (gains) losses
Liabilities	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses (2)

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$618,029	$(140,238)	$-	$41,917	$-	$519,708	$(137,957)
Guaranteed minimum accumulation benefit liability	231,911	(64,087)	-	5,773	-	173,597	(63,318)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Fixed index annuities	118,287	10,100	-	(186)	-	128,201	18,052
Total other policy liabilities (1)	968,227	(194,225)	-	47,504	-	821,506	(183,223)

Derivative instruments - payable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Credit contracts	33,726	(3,093)	-	-	-	30,633	(3,093)
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments - payable	$33,726	$(3,093)	$-	$-	$-	$30,633	$(3,093)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-
Total liabilities measured at fair value on a
recurring basis	$1,001,953	$(197,318)	$-	$47,504	$-	$852,139	$(186,316)

(1)  The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s condensed consolidated balance sheet.
(2) Included in earnings relating to instruments still held at the reporting date.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the nine-month period ended September 30, 2011, the Company transferred the following assets into (out of) levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers			Level 3 Transfers
	Into	(Out of)	Into		(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$-		$-	$-	$-	$-
Residential mortgage-backed securities	-	-		-	-	-	-
Commercial mortgage-backed securities	-	-		-	-	-	-
Foreign government & agency securities	-	-		-	-	-	-
U.S. states and political subdivisions
securities	-	-		-	-	-	-
U.S. treasury and agency securities	-	-		-	-	-	-
Corporate securities	-	-		608	-	-	(608)

Total available-for-sale fixed maturity securities	-	-	-	608	-	-	(608)

Trading fixed maturity securities:
Asset-backed securities	-	-		20,878	(14,654)	14,654	(20,878)
Residential mortgage-backed securities	-	-		38,635	(97,000)	97,000	(38,635)
Commercial mortgage-backed securities	-	-		1,558	-	-	(1,558)
Foreign government & agency securities	-	-		13,790	-	-	(13,790)
U.S. states and political subdivisions	-	-		-	-	-	-
securities	-	-		-	-	-	-
U.S. treasury and agency securities	-	-		1,101	-	-	(1,101)
Corporate securities	-	-		74,797	(17,345)	17,345	(74,797)
Total trading fixed maturity securities	-	-		150,759	(128,999)	128,999	(150,759)

Derivative instruments- receivable
Interest rate contracts	-	-		-	-	-	-
Foreign currency contracts	-	-		-	-	-	-
Equity contracts	-	-		-	-	-	-
Futures contracts	-	-		-	-	-	-
Total derivative instruments-receivable	-	-		-	-	-	-

Other invested assets	-	-		7,650	-	-	(7,650)
Total investments and cash	-	-		159,017	(128,999)	128,999	(159,017)

Mutual fund investments
Equity investments	-	-		-	(49)	49	-
Fixed income investments	-	-		33,704	(35,740)	35,740	(33,704)
Alternative investments	-	-		-	(3,200)	3,200	-
Other investments	-	-		-	-	-	-
Total separate account assets	-	-		33,704	(38,989)	38,989	(33,704)

Total assets measured at fair value on a recurring basis	$-	$-		$192,721	$(167,988)	$167,988	$(192,721)

The Company did not change the categorization of its financial instruments during the nine-month period ended September 30, 2011.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the nine-month period ended September 30, 2010, the Company transferred the following assets into (out of) levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	434	-	-	(434)
Total available-for-sale fixed maturity securities	-	-	434	-	-	(434)

Trading fixed maturity securities:
Asset-backed securities	-	-	45,553	(14,821)	14,821	(45,553)
Residential mortgage-backed securities	-	-	106,147	(24,641)	24,641	(106,147)
Commercial mortgage-backed securities	-	-	696	-	-	(696)
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	(1,346)	1,346	-	-	-
Corporate securities	-	-	47,741	(26,377)	26,377	(47,741)
Total trading fixed maturity securities	-	(1,346)	201,483	(65,839)	65,839	(200,137)

Derivative instruments- receivable
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Futures contracts	-	-	-	-	-	-
Total derivative instruments-receivable	-	-	-	-	-	-

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	5,372	-	-	(5,372)	-	-
Fixed income investments	-	(39)	17,229	(556)	556	(17,190)
Alternative investments	-	-	98,550	-	-	(98,550)
Other investments	4,108	-	-	-	-	(4,108)
Total separate account assets	9,480	(39)	115,779	(5,928)	556	(119,848)

Total assets measured at fair value on a recurring basis	$9,480	$(1,385)	$317,696	$(71,767)	$66,395	$(320,419)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the three-month period ended September 30, 2011, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions	-	-	-	-	-	-
securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	582	-	-	(582)
Total available-for-sale fixed maturity securities	-	-	582	-	-	(582)

Trading fixed maturity securities:
Asset-backed securities	-	-	5,646	(21,007)	21,007	(5,646)
Residential mortgage-backed securities	-	-	50,772	(37,746)	37,746	(50,772)
Commercial mortgage-backed securities	-	-	4,967	-	-	(4,967)
Foreign government & agency securities	-	-	13,003	-	-	(13,003)
U.S. states and political subdivisions
securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	963	-	-	(963)
Corporate securities	-	-	39,221	(17,449)	17,449	(39,221)
Total trading fixed maturity securities	-	-	114,572	(76,202)	76,202	(114,572)

Derivative instruments- receivable	-	-	-	-	-	-
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Futures contracts	-	-	-	-	-	-
Total derivative instruments-receivable	-	-	-	-	-	-

Other invested assets	-	-	-	-	-	-
Total investments and cash	-	-	115,154	(76,202)	76,202	(115,154)

Equity investments	-	-	-	-	-	-
Fixed income investments	-	-	35,755	(5,307)	5,307	(35,755)
Alternative investments	-	-	-	-	-	-
Other investments	-	-	-	-	-	-
Total separate account assets	-	-	35,755	(5,307)	5,307	(35,755)

Total assets measured at fair value on a recurring basis	$-	$-	$150,909	$(81,509)	$81,509	$(150,909)

The Company did not change the categorization of its financial instruments during the three-month period ended September 30, 2011.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the three-month period ended September 30, 2010, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	-	(6,795)	6,795	-
Total available-for-sale fixed maturity securities	-	-	-	(6,795)	6,795	-

Trading fixed maturity securities:	-	-	-	-	-	-
Asset-backed securities	-	-	5,911	(11,074)	11,074	(5,911)
Residential mortgage-backed securities	-	-	50,118	(21,725)	21,725	(50,118)
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivisions securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	(1,250)	1,250	-	-	-
Corporate securities	-	-	-	(33,432)	33,432	-
Total trading fixed maturity securities	-	(1,250)	57,279	(66,231)	66,231	(56,029)

Derivative instruments- receivable	-	-	-	-	-	-
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Futures contracts	-	-	-	-	-	-
Total derivative instruments-receivable	-	-	-	-	-	-

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	-	-	-	-	-	-
Fixed income investments	9,899	-	3,546	(9,899)	-	(3,546)
Alternative investments	10,144	-	-	(557)	557	(10,144)
Other investments	-	-	-	-	-	-
Total separate account assets	20,043	-	3,546	(10,456)	557	(13,690)

Total assets measured at fair value on a recurring basis	$20,043	$(1,250)	$60,825	$(83,482)	$73,583	$(69,719)
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

The following table presents the carrying value and estimated fair value of the Company's financial instruments that are not carried at fair value (in 000’s) at:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Mortgage loans	$1,514,439	$1,649,222	$1,737,528	$1,811,567
Policy loans	$608,535	$760,711	$717,408	$859,668

Financial liabilities:
Contractholder deposit funds and other policy liabilities	$9,760,197	$9,439,320	$11,944,058	$11,490,525
Debt payable to affiliates	$683,000	$683,000	$783,000	$783,000

The following methods and assumptions were used by the Company in determining the estimated fair value of the above financial instruments:

Interest receivable on the above financial instruments is stated at carrying value which approximates fair value.

Mortgage loans:  The fair value of mortgage loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Policy loans:  The fair value of policy loans is determined by estimating future policy loan cash flows and discounting the cash flows at a current market interest rate.

Contractholder deposit funds and other policy liabilities:  The fair value of the Company’s general account insurance reserves and contractholder deposits under investment-type contracts (e.g., insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued.  Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.  The fair values of other deposits with future maturity dates are estimated using discounted cash flows.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS

Fixed Maturity Securities

The amortized cost and fair value of fixed maturity securities held at September 30, 2011, were as follows (in 000’s):

Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Temporary Losses	OTTI Losses (1)	Fair Value
Non-corporate securities:
Asset-backed securities	$55	$1	$-	$-	$56
Residential mortgage-backed securities	26,241	2,287	-	-	28,528
Commercial mortgage-backed securities	15,216	331	(1,156)	-	14,391
Foreign government & agency securities	-	-	-	-	-
U.S. states and political subdivision securities	215	6	-	-	221
U.S. treasury and agency securities	494,419	14,431	-	-	508,850
Total non-corporate securities	536,146	17,056	(1,156)	-	552,046

Corporate securities	1,038,389	93,839	(15,488)	(10,595)	1,106,145

Total available-for-sale fixed maturity securities	$1,574,535	$110,895	$(16,644)	$(10,595)	$1,658,191

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$474,376	$10,054	$(145,576)	$338,854
Residential mortgage-backed securities	958,835	15,753	(202,750)	771,838
Commercial mortgage-backed securities	809,373	39,038	(135,538)	712,873
Foreign government & agency securities	97,822	18,293	-	116,115
U.S. states and political subdivision securities	486	28	-	514
U.S. treasury and agency securities	323,722	13,916	-	337,638
Total non-corporate securities	2,664,614	97,082	(483,864)	2,277,832

Corporate securities	7,984,728	435,800	(142,408)	8,278,120

Total trading fixed maturity securities	$10,649,342	$532,882	$(626,272)	$10,555,952

(1) Represents the pre-tax non-credit OTTI loss recorded as a component of accumulated other comprehensive income (“AOCI”) for assets still held at the reporting date.  Recoveries of $8,907 are shown within gross unrealized gains and the remainder as gross unrealized temporary losses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Fixed Maturity Securities (continued)

The amortized cost and fair value of fixed maturity securities held at December 31, 2010, were as follows (000’s):

Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Temporary Losses	OTTI Losses (1)	Fair Value
Non-corporate securities:
Asset-backed securities	$694	$27	$(6)	$-	$715
Residential mortgage-backed securities	32,263	2,351	-	-	34,614
Commercial mortgage-backed securities	15,952	522	(1,424)	-	15,050
Foreign government & agency securities	506	57	-	-	563
U.S. states and political subdivision securities	217	-	(3)	-	214
U.S. treasury and agency securities	371,704	4,500	(971)	-	375,233
Total non-corporate securities	421,336	7,457	(2,404)	-	426,389

Corporate securities	1,001,615	82,490	(2,267)	(12,304)	1,069,534

Total available-for-sale fixed maturity securities	$1,422,951	$89,947	$(4,671)	$(12,304)	$1,495,923

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$544,106	$10,104	$(142,230)	$411,980
Residential mortgage-backed securities	1,184,184	17,259	(278,650)	922,793
Commercial mortgage-backed securities	917,650	42,368	(140,823)	819,195
Foreign government & agency securities	122,537	8,239	-	130,776
U.S. states and political subdivision securities	605	8	-	613
U.S. treasury and agency securities	745,460	3,037	(878)	747,619
Total non-corporate securities	3,514,542	81,015	(562,581)	3,032,976

Corporate securities	8,195,874	368,893	(130,625)	8,434,142

Total trading fixed maturity securities	$11,710,416	$449,908	$(693,206)	$11,467,118
(1) Represents the pre-tax non-credit OTTI loss recorded as a component of AOCI for assets still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Fixed Maturity Securities (continued)

The amortized cost and estimated fair value by maturity periods for fixed maturity securities held at September 30, 2011 are shown below (in 000’s).  Actual maturities may differ from contractual maturities on structured securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$211,965	$213,138
Due after one year through five years	602,848	634,713
Due after five years through ten years	137,362	140,181
Due after ten years	580,848	627,183
Subtotal – Maturities of available-for-sale fixed securities	1,533,023	1,615,215
ABS, RMBS and CMBS securities(1)	41,512	42,976
Total available-for-sale fixed securities	$1,574,535	$1,658,191

Maturities of trading fixed securities:
Due in one year or less	$688,391	$702,958
Due after one year through five years	4,404,765	4,577,164
Due after five years through ten years	1,775,609	1,894,398
Due after ten years	1,537,993	1,557,865
Subtotal – Maturities of trading fixed securities	8,406,758	8,732,385
ABS, RMBS and CMBS securities (1)	2,242,584	1,823,567
Total trading fixed securities	$10,649,342	$10,555,952

(1)	ABS, RMBS and CMBS securities are shown separately in the above table as they are not due at a single maturity.

Gross gains of $72.0 million and gross losses of $24.1 million were realized on the sale of fixed maturity securities for the nine-month period ended September 30, 2011.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Unrealized Losses

The following table shows the number of securities, fair value and gross unrealized losses, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI.  The Company’s available-for-sale fixed maturity investments are aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at September 30, 2011 (in 000’s).

	Less Than Twelve Months			Twelve Months Or More			Total
	No. (1)	Fair Value	Gross Unrealized Losses	No. (1)	Fair Value	Gross Unrealized Losses	No. (1)	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	-	$-	$-	1	$1	$-	1	$1	$-
Residential mortgage-backed securities	-	-	-	1	22	-	1	22	-
Commercial mortgage-backed securities	2	3,112	(143)	4	2,144	(1,014)	6	5,256	(1,157)
U.S. treasury and agency securities	-	-	-	-	-	-	-	-	-
Total non-corporate securities	2	3,112	(143)	6	2,167	(1,014)	8	5,279	(1,157)

Corporate securities	48	181,402	(9,942)	13	33,241	(7,233)	61	214,643	(17,175)
Total	50	$184,514	$(10,085)	19	$35,408	$(8,247)	69	$219,922	$(18,332)

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

	Less Than Twelve Months			Twelve Months Or More			Total
	No. (1)	Fair Value	Gross Unrealized Losses	No. (1)	Fair Value	Gross Unrealized Losses	No. (1)	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	-	$-	$-	1	$11	$(6)	1	$11	$(6)
Residential mortgage-backed securities	1	26	-	-	-	-	1	26	-
Commercial mortgage-backed securities	-	-	-	5	2,534	(1,424)	5	2,534	(1,424)
Foreign government & agency securities	-	-	-	-	-	-	-	-	-
U.S. states and political subdivisions	1	214	(3)	-	-	-	1	214	(3)
U.S. treasury and agency securities	2	23,636	(971)	-	-	-	2	23,636	(971)

Total non-corporate securities	4	23,876	(974)	6	2,545	(1,430)	10	26,421	(2,404)
Corporate securities	72	187,916	(5,211)	35	91,154	(9,360)	107	279,070	(14,571)
Total	76	$211,792	$(6,185)	41	$93,699	$(10,790)	117	$305,491	$(16,975)

(1)	These columns present the number of securities (not in thousands) in an unrealized loss position.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment

Beginning on April 1, 2009, the Company presents and discloses OTTI in accordance with FASB ASC Topic 320, “Investments-Debt and Equity Securities.”  Securities whose fair value is less than their carrying amount are considered to be impaired and are evaluated for potential OTTI.  If the Company intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporarily impaired and the Company records a charge to earnings for the full amount of impairment based on the difference between the current carrying amount and the fair value of the security.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories:  credit loss and non-credit loss.  The credit loss portion is charged to net realized investment losses in the unaudited condensed consolidated statements of operations, while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on an available-for-sale fixed maturity security is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.

To compute the credit loss component of OTTI for corporate bonds on the date of transition (April 1, 2009), both historical default (by rating) data, used as a proxy for the probability of default, and loss given default (by issuer) projections were applied to the par amount of the bond.  For corporate bonds post-transition, the present value of future cash flows using the book yield is used to determine the credit component of OTTI.  If the present value of the cash flow is less than the security’s amortized cost, the difference is recorded as a credit loss.  The difference between the estimates of the credit-related loss and the overall OTTI is the non-credit-related component.

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

For securities that are assessed to have incurred a credit loss, the amount of credit loss is calculated based upon the cash flows that the Company expects to collect given an assessment of the relevant facts and circumstances for the issuer and specific bond issue.  Such factors include the financial condition, credit quality and the near-term prospects of the issuer, as well as the issuer's relative liquidity, among other factors.

The Company recorded OTTI credit losses in its unaudited condensed consolidated statements of operations totaling $0.1 million and $0.9 million for the nine-month periods ended September 30, 2011 and 2010, respectively, for OTTI on its available-for-sale fixed maturity securities.  The $0.1 million OTTI credit loss recorded during the nine-month period ended September 30, 2011 was concentrated in structured securities issued by sponsored securitization vehicles.  The $0.9 million credit loss OTTI recorded during the nine-month period ended September 30, 2010 was concentrated in corporate debt of financial institutions.  These impairments were driven primarily by adverse financial conditions of the issuers.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Other-Than-Temporary Impairment (continued)

The following table rolls forward the amount of credit losses recognized in earnings on debt securities, for which a portion of the OTTI was also recognized in other comprehensive income for the nine-month periods ended September 30, (in 000’s):
	2011	2010

Beginning Balance, at January 1	$5,847	$9,148
Add: Credit losses on OTTI not previously recognized	71	885
Less: Credit losses on securities sold	(5,755)	(2,528)
Less: Increases in cash flows expected on previously impaired securities	-	(1,543)
Other	3,341	-
Ending balance, at September 30	$3,504	$5,962

The following table rolls forward the amount of credit losses recognized in earnings on debt securities, for which a portion of the OTTI was also recognized in other comprehensive income for the For the three-month periods ended September 30, (in 000’s):
	2011	2010

Beginning balance, at July 1,	$3,832	$7,058
Less: Credit losses on securities sold	(328)	(829)
Less: Increases in cash flows expected on previously
impaired securities	-	(267)
Ending balance, at September 30	$3,504	$5,962

Variable Interest Entities

The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral manager and as an investor through normal investment activities, or as a means of accessing capital. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest or lacks sufficient funds to finance its own activities without financial support provided by other entities.

The Company performs ongoing qualitative assessments of its VIEs under FASB ASC Topic 810, “Consolidation,” to determine whether it has a controlling financial interest in the VIE and, therefore, is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The Company consolidates the VIE in its condensed consolidated financial statements if it determines that it is the VIEs primary beneficiary.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Consolidated VIEs

At September 30, 2011, the Company had an interest in one significant VIE, Credit and Repackaged Securities Limited Series 2006-10 Trust (the CARS -Trust), for which consolidation is required under FASB ASC Topic 810.

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

The CARS Trust is a structured investment vehicle for which the Company provides investment management services and holds securities issued by the entity.  Creditors have no recourse against the Company in the event of default by the CARS Trust, nor does the Company have any implied or unfunded commitments to the CARS Trust.  The Company's financial or other support provided to the CARS Trust is limited to its investment management services and original investment.  The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to the CARS Trust (in 000’s).

	September 30, 2011	December 31, 2010

Assets	$35,824	$36,324
Liabilities	26,748	27,341
Maximum exposure to loss	37,400	37,400

As the sole beneficiary of the CARS Trust, while having a controlling financial interest in the investment vehicle, the Company is required to consolidate the entity under FASB ASC Topic 810.  As a result of the consolidation, the Company has recorded in its condensed consolidated balance sheets, investment grade corporate debt securities and a credit default swap held by the CARS Trust.  At issue, the swap had a seven-year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement.  In the event that the CARS Trust is required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  As of September 30, 2011, the maximum future payments that the CARS Trust could be required to make is $37.4 million.  The CARS Trust made no payment during the nine-month period ended September 30, 2011 or the year ended December 31, 2010.  The carrying amount of the assets in this VIE is included in trading fixed maturity securities and the carrying amount of the liabilities in this VIE is included in the derivative liabilities in the Company’s condensed consolidated balance sheets.

Non-Consolidated VIEs

At September 30, 2011, other than the CARS Trust, the Company had no interest in significant VIEs for which consolidation is required under FASB ASC Topic 810.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Mortgage Loans

The Company invests in commercial first mortgage loans throughout the United States.  Investments are diversified by geographic area.  The Company’s mortgage loans are collateralized by the related properties and generally are no more than 75% of the property’s value at the time that the original loan is made.  The carrying value of commercial mortgage loans, net of applicable allowances, was $1,514.4 million and $1,737.5 million at September 30, 2011 and December 31, 2010, respectively.

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

Delinquency status is determined based upon the occurrence of a missed contract payment.  The following table sets forth an age analysis of past due loans in the Company’s mortgage loan portfolio:

	Gross Carrying Value
	September 30, 2011	December 31, 2010
Past due:
Between 30 and 59 days	$-	$16,607
Between 60 and 89 days	3,555	12,333
90 days or more	12,956	19,310
Total past due	16,511	48,250
Current (1)	1,551,410	1,743,060
Total mortgage loans	$1,567,921	$1,791,310
Past due 90 days or more and still accruing	$-	$-

The Company’s allowance for mortgage loan losses was as follow (in 000’s):

	Allowance for Loan Loss
	September 30, 2011	December 31, 2010

General allowance	$17,767	$23,662
Specific allowance	35,715	30,120
Total	$53,482	$53,782

(1)
Included in the $1,551.4 million and $1,743.1 million of the Company’s mortgage loans in current status at September 30, 2011 and ended December 31, 2010 are $146.5 million and $165.6 million, respectively, of mortgage loans that are impaired but not past due.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Mortgage Loans (continued)

The Company individually evaluates all its mortgage loans for impairment and records a specific provision for those deemed impaired.  The Company also collectively evaluates most of its mortgage loans (excluding those for which a specific allowance was recorded) for impairment.  At September 30, 2011, the Company individually and collectively evaluated loans with a gross carrying value of $1,567.9 million and $1,437.0 million, respectively.  At December 31, 2010, the Company individually and collectively evaluated loans with a gross carrying value of $1,791.3 million and $1,706.0 million, respectively.

The credit quality indicator for the Company’s mortgage loans is an internal risk-rated measure based on the borrowers’ ability to pay and the value of the underlying collateral.  The internal risk rating is related to an increasing likelihood of loss, with a low quality rating representing the category in which a loss is first expected.  The following table shows the gross carrying value of the Company’s mortgage loans disaggregated by credit quality indicator (in 000’s).

	September 30, 2011	December 31, 2010
Insured	$-	$-
High	328,043	394,288
Standard	469,495	544,243
Satisfactory	308,122	333,086
Low quality	462,261	519,693
Total	$1,567,921	$1,791,310

The following table shows the gross carrying value of impaired mortgage loans and related allowances at September 30, 2011 (in 000’s):

	With no allowance recorded	With an allowance recorded	Total
Gross carrying value	$45,548	$117,498	$163,046
Unpaid principal balance	$46,677	$120,994	$167,671
Related allowance	$-	$35,715	$35,715
Average recorded investment	$106,137	$89,834	$195,971

The following table shows the gross carrying value of impaired mortgage loans and related allowances at December 31, 2010 (in 000’s):

	With no allowance recorded	With an allowance recorded	Total
Gross carrying value	$119,323	$85,281	$204,604
Unpaid principal balance	$120,417	$88,625	$209,042
Related allowance	$-	$30,120	$30,120
Average recorded investment	$113,701	$86,575	$200,276

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Mortgage Loans (continued)

The average recorded investment in the impaired loans, the related amount of interest income recognized and cash receipts for interest on impaired mortgage loans were as follows (in 000’s):

	For the nine-month periods		For the three-month periods
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Average investments	$195,971	$176,920	$181,431	$183,832
Interest income	$4,029	$4,772	$537	$1,427
Cash receipts on interest	$3,533	$4,297	$538	$1,428

The gross carrying value of the Company’s mortgage loans in a nonaccrual status was $130.2 million and $114.7 million at September 30, 2011 and December 31, 2010, respectively.

The activity in the allowance for loan loss was as follows (in 000’s):

	September 30, 2011	December 31, 2010

Beginning balance	$53,782	$42,782
Provision for allowance	29,255	26,742
Charge-offs	(18,588)	(6,892)
Recoveries	(10,967)	(8,850)
Ending balance	$53,482	$53,782

Troubled Debt Restructurings

The Company may modify the terms of a loan by adjusting the interest rate, extending the maturity date or both.  The Company evaluates each restructuring of debt and considers it a troubled debt restructuring (“TDR”) if for economic or legal reasons related to the debtor's financial difficulties grants a concession to the borrower that it would not otherwise consider.  Specifically, the Company's evaluation of each restructuring includes an assessment of the indicators of impairment to determine if the debtor is exhibiting financial difficulties and an assessment of market lending activity to determine if the debtor can obtain funds from other sources at market interest rates at or near those for nontroubled debts.  Those restructures where financial difficulties are present and alternative sources of funding are not available or prohibitively expensive to the borrower are considered TDR.

Upon adoption of the amendments in ASU 2011-02, the Company reassessed all restructured loans that occurred on or after January 1, 2011, the beginning of its current fiscal year, for identification as TDRs.  Adoption of the ASU 2011-02 had no impact on the number of restructured loans that are considered TDRs.

All TDRs identified by the Company are commercial mortgage loans modified by granting concessions to borrowers where, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest accrued at the original contract rate.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Mortgage Loans (continued)

Troubled Debt Restructurings (continued)

Modifications are factored into the determination of the allowance for credit losses by including adjustments to the outstanding recorded investment.  The financial effect of TDR is not recognized when the Company expects to collect cash flows at, or above, the original contract rate.  For the three and nine-months periods ended September 30, 2011, no financial effect from TDR was recognized.  The following table provides information about the Company’s loans that were modified and how they were modified as TDR during (in 000’s, except for the number of contracts):

	The nine-month period ended			The three-month period ended
	September 30, 2011			September 30, 2011
	No. (1)	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	No. (1)	Pre- Modification Recorded Investment	Post- Modification Recorded Investment

Adjusted interest rate	1	$2,834	$2,834	1	$2,834	$2,834
Extended maturity date	-	-	-	-	-	-
Combined rate and maturity	5	15,368	15,368	-	-	-
Total	6	$18,202	$18,202	1	$2,834	$2,834

(1) Represents the number of contracts that were modified and considered as TDR.

Defaults are factored into the determination of the allowance for credit losses by indicating that, as a result of the default, the Company does not expect to collect all amounts due per the modified terms.  The following table shows the number and value of TDRs within the previous twelve months for which there was a payment default during (in 000’s, except for the number of contracts)

	For the nine-month	For the three-month
	period ended	period ended
	September 30, 2011	September 30, 2011

Number of contracts	1	-
Recorded investment amount	$2,053	$-

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

Credit enhancements such as collateral are used to improve the credit risk of longer term derivative contracts.

It is common, and the Company’s preferred practice, for the parties to execute a Credit Support Annex (“CSA”) in conjunction with the International Swaps and Derivatives Association Master Agreement.  Under a CSA, collateral is passed between the parties to mitigate the market contingent counterparty risk inherent in outstanding positions.

The primary types of derivatives held by the Company include interest rate and foreign currency swap agreements, swaptions, futures, call/put options, foreign currency forwards and embedded derivatives, as described below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flow payments at pre-determined intervals and are based upon or calculated by reference to changes in specified interest rates (fixed or floating) or foreign currency exchange rates.  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency swaps.  A single net payment is usually made by one counterparty at pre-determined dates.  The net payment is recorded as a component of net derivative income (loss) in the condensed consolidated statement of operations.

Interest rate swaps are generally used to change the character of cash flows (e.g., fixed payments to floating rate payments) for duration matching purposes and to manage exposures to changes in the risk-free interest rate.

Foreign currency swaps are utilized as an economic hedge against changes in foreign currencies associated with certain non-U.S. dollar denominated cash flows.

On September 6, 2006, the Company entered into an agreement with the CARS Trust, whereby the Company is the sole beneficiary.  Refer to Note 5 for additional information on the CARS Trust.

Swaptions

The Company may utilize swaptions to hedge exposure to interest rate risk.  Swaptions give the buyer the option to enter into an interest rate swap per the terms of the original swaption agreement.  A premium is paid on settlement date and no further cash transactions occur until the positions settle or expire.  At expiration, the swaption either cash settles for value, settles into an interest rate swap, or expires worthless per the terms of the original swaption agreement.  At September 30, 2011, the Company did not have any position in swaptions.

Futures

Futures contracts, both long and short, are entered into for purposes of hedging liabilities on fixed index and variable annuity products containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum living benefit features, with cash flows based on changes in equity indices.  Certain futures also are utilized to hedge interest rate risk associated with these products.  On the trade date, an initial cash margin is exchanged.  Daily cash is exchanged to settle the daily variation margin.

Call/Put Options

In addition to short futures, the Company also utilizes listed put options on major indices to hedge against stock market exposure inherent in the guaranteed minimum death benefit and living benefit features of the Company's variable annuities.  Unlike futures, however, these options require initial cash outlays. The Company also purchases listed and over-the-counter (“OTC”) call options on major indices to economically hedge its obligations under certain fixed annuity contracts, as well as enhance income on the underlying assets.  On the trade date, an initial cash margin is exchanged for listed options.  Daily cash is exchanged to settle the daily variation margin.

Foreign Currency Forwards

A foreign currency forward is an agreement between two parties to buy and sell currencies at the current market rate, for settlement at a specified future date.  Foreign currency forwards are utilized as an economic hedge against changes in foreign currencies associated with certain non-U.S. dollar denominated cash flows.

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

The following is a summary of the Company’s derivative positions:
	At September 30, 2011		At December 31, 2010
	Number of Contracts	Principal Notional (2)	Number of Contracts	Principal Notional (2)

Interest rate swaps	79	$5,062,500	70	$5,443,500
Currency swaps	4	47,500	7	349,460
Credit default swaps	1	37,400	1	37,400
Currency forwards	18	28,441	36	44,149
Swaptions	-	-	1	350,000
Futures (1)	(46,933)	4,180,087	(25,669)	2,918,839
Index call options	7,450	1,337,510	9,604	1,858,109
Index put options	4,850	548,739	4,100	515,632
Total		$11,242,177		$11,517,089

(1) Amount represents primarily the Company’s net short positions.
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

	At September 30, 2011		At December 31, 2010
	Asset Derivatives Fair Value (a)	Liability Derivatives Fair Value (a)	Asset Derivatives Fair Value (a)	Liability Derivatives Fair Value (a)

Interest rate contracts	$381,316	$317,501	$97,060	$329,214
Foreign currency contracts	2,249	2,031	32,504	3,878
Equity contracts	63,933	-	59,397	-
Credit contracts	-	26,748	-	27,341
Futures contracts (b)	79,711	2,454	9,103	1,590
Total derivative instruments	527,209	348,734	198,064	362,023
Embedded derivatives (c)	-	1,429,216	2,896	178,069
Total	$527,209	$1,777,950	$200,960	$540,092

(a)	Amounts are presented without consideration of cross-transaction netting and collateral.
(b)	Futures contracts include interest rate, equity price and foreign currency exchange risks.
(c)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

All realized and unrealized derivative gains and losses are recorded in net derivative loss in the Company’s condensed consolidated statements of operations.  The following is a summary of the Company’s realized and unrealized gains (losses) by derivative type (in 000’s):

	For the nine-month periods ended September 30,		For the three-month periods ended September 30,
	2011	2010	2011	2010

Interest rate contracts	$212,124	$(96,191)	$204,039	$(17,522)
Foreign currency contracts	(46,711)	(7,480)	(42,423)	(2,055)
Equity contracts	(27,213)	(32,856)	(23,047)	(18,844)
Credit contracts	593	3,716	(4,185)	3,093
Futures contracts	394,330	(9,531)	508,031	(149,933)
Embedded derivatives	(1,202,188)	(480,722)	(1,203,481)	129,362
Net derivative loss	$(669,065)	$(623,064)	$(561,066)	$(55,899)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS (CONTINUED)

Derivative Instruments and Hedging Activities (continued)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, contractual requirements for transacting with counterparties and collateral support agreements, and limitations on counterparty concentrations.  Exposures by counterparty and counterparty credit ratings are monitored closely.  All of the contracts are held with counterparties rated A or higher.  As of September 30, 2011, the Company’s liability positions were linked to a total of 7 counterparties, of which the largest single unaffiliated counterparty payable, net of collateral, had credit exposure of $26.7 million to the Company.  As of September 30, 2011, the Company’s asset positions were linked to a total of 13 counterparties, of which the largest single unaffiliated counterparty receivable, net of collateral, had credit exposure of $3.3 million.

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

Credit-related triggers include failure to pay or deliver on an obligation past certain grace periods, bankruptcy or the downgrade of credit ratings to below a stipulated level.  These triggers apply to both the Company and its counterparty.  The aggregate value of all derivative instruments with credit risk-related contingent features that were in a liability position at September 30, 2011 and December 31, 2010 was $348.7 million and $362.0 million, respectively.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its liability positions, offset by the value of previously pledged collateral and cross-transaction netting.  If payments cannot be exchanged simultaneously at early termination, funds also will be held in escrow to facilitate settlement.  If an early termination was triggered on September 30, 2011, the Company would have no net obligation to settle.

If counterparties are unable to meet accelerated payment obligations, the Company also may be exposed to uncollectible asset positions, offset by the value of collateral that has been posted by the Company.

At September 30, 2011, the Company pledged $309.8 million in U.S. Treasury securities as collateral to counterparties.  At September 30, 2011, counterparties pledged to the Company $217.2 million in collateral, comprised of cash and U.S. Treasury securities.

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

Wealth Management Segment

The Wealth Management segment manages a closed block of single premium whole life (“SPWL”) insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.3 billion and $1.5 billion at September 30, 2011 and December 31, 2010, respectively.  This entire block of business is reinsured on a funds-withheld basis with SLOC, an affiliate.  Pursuant to this reinsurance agreement, the Company held the following assets and liabilities (in 000’s) at:

	September 30,	December 31,
	2011	2010
Assets
Reinsurance receivable	$1,341,316	$1,466,247

Liabilities
Contractholder deposit funds and other policy liabilities	1,349,221	1,478,459
Future contract and policy benefits	1,823	1,823
Reinsurance payable	$1,416,415	$1,555,336

The Company manages the investments of the funds-withheld assets, valued at $1.4 billion and $1.6 billion at September 30, 2011 and December 31, 2010, respectively.  The funds-withheld assets are comprised of bonds, mortgage loans, policy loans, derivative instruments, real estate and cash and cash equivalents.  The coinsurance treaty with funds withheld gives rise to an embedded derivative with is required to be separated from the host reinsurance contract.  The change in the fair value of this embedded derivative decreased derivative income by $2.9 million and $14.4 million for the three and nine-month periods ended September 30, 2011, and by $22.5 million and $46.4 million for the three and nine-month periods ended September 30, 2010, respectively.

By reinsuring the SPWL product, the Company (decreased) increased net investment income by $(13.2) million and $67.4 million for the three and nine-month periods ended September 30, 2011, respectively, and by $(22.8) million and $(25.4) million for the three and nine-month periods ended September 30, 2010, respectively.  The Company also (decreased) increased interest credited by $(16.5) million and $68.2 million for the three and nine-month periods ended September 30, 2011, respectively, and by $(17.7) million and $(53.1) million for the three and nine-month periods ended September 30, 2010, respectively.  The net investment income ceded for the three and nine-month periods ended September 30, 2011 was decreased by $0 million and $(121.1) million, respectively, due to an interest rate adjustment processed during the period ended September 30, 2011.  The interest credited ceded for the three and nine-month periods ended September 30, 2011 was increased (decreased) by $2.8 million and $(118.3) million, respectively, due to policy reinstatements and interest rate adjustments processed during the period ended September 30, 2011.  The adjustment was recorded to correct the Company’s prior year policy loan balances that were overstated by $113.3 million due to inaccurate interest rates on certain loan balances related to SPWL policies.  The adjustment did not have any impact on the interest credited and net investment income, net of reinsurances, reported in the Company’s condensed consolidated statement of operations due to the 100% funds-withheld reinsurance agreement with SLOC noted above.  The adjustment also resulted in a $113.3 million decrease in policy loans, contractholder deposit funds and other policy liabilities, reinsurance receivable, and reinsurance payable in the Company’s condensed consolidated balance sheet at September 30, 2011.

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

	September 30,	December 31,
	2011	2010
Assets
Reinsurance receivable	$447,077	$419,684

Liabilities
Contractholder deposit funds and other policy liabilities	498,226	465,035
Reinsurance payable	$432,021	$432,160

At September 30, 2011 and December 31, 2010, reinsurance payable includes a funds-withheld liability of $325.8 million and $326.9 million, respectively, and a deferred gain of $106.2 million and $105.3 million, respectively.  The funds-withheld assets are managed by the Company and are comprised of bonds, policy loans, stocks, cash and cash equivalents and related accrued income, totaling $332.4 million and $357.2 million as of September 30, 2011 and December 31, 2010, respectively.  The funds-withheld coinsurance agreement gives rise to an embedded derivative which is required to be separated from the host reinsurance contract.  At September 30, 2011 and December 31, 2010, the fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $29.2 million and $24.1 million, respectively.

The change in fair value of the embedded derivative reduced derivative income by $6.2 million and $5.0 million for the three and nine-month periods ended September 30, 2011, respectively, and by the $1.0 million and $4.2 million for the three and nine-month periods ended September 30, 2010, respectively.  In addition, during the three and nine-month periods ended September 30, 2011, the reinsurance agreement decreased revenues by $17.3 million and $37.3 million, respectively, and decreased expenses by $6.3 million and $23.0 million, respectively.  During the three and nine-month periods ended September 30, 2010, the reinsurance agreement decreased revenues by $6.2 million and $22.5 million, respectively, and decreased expenses by $18.8 million and $41.5 million, respectively.

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

	September 30,	December 31,
	2011	2010
Assets
Reinsurance receivable	$147,469	$133,088

Liabilities
Contractholder deposit funds and other policy liabilities	135,627	104,795
Future contract and policy benefits	28,544	21,662
Reinsurance payable	$226,585	$225,387

Reinsurance payable includes a funds-withheld liability of $184.8 million and $172.8 million at September 30, 2011 and December 31, 2010, respectively, and a deferred gain of $41.5 million and $52.6 million at September 30, 2011 and December 31, 2010, respectively.  The funds-withheld assets are managed by the Company and are comprised of trading fixed maturity securities, policy loans, stocks, mortgage loans and related accrued income, totaling $184.7 million and $176.7 million as of September 30, 2011 and December 31, 2010, respectively.  The coinsurance treaty with funds withheld gives rise to an embedded derivative which is requiring to be separated from the host reinsurance contract.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $27.4 million and $3.2 million at September 30, 2011 and December 31, 2010, respectively.

The change in fair value of this embedded derivative decreased derivative income by $24.7 million and $24.2 million for the three and nine-month periods ended September 30, 2011, respectively, and $4.3 million and $13.3 million for the three and nine-month periods ended September 30, 2010, respectively.  In addition, the activities related to the reinsurance agreement have decreased revenues by $28.0 million and $39.6 million for the three and nine-month periods ended September 30, 2011, respectively, and $11.9 million and $32.1 million for the three and nine-month periods ended September 30, 2010, respectively.  This agreement also decreased benefits and expenses by $15.8 million and $21.5 million for the three and nine-month periods ended September 30, 2011, respectively, and $13.3 million and $27.1 million for the three and nine-month periods ended September 30, 2010, respectively.

The Company has other reinsurance agreements with SLOC and several unrelated companies, which provide reinsurance for portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank-owned life insurance (“BOLI”) and corporate-owned life insurance (“COLI”) policies.  These amounts are reinsured on a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements decreased revenues by $27.5 million and $69.9 million for the three and nine-month periods ended September 30, 2011, respectively, and $26.8 million and $107.1 million for the three and nine-month periods ended September 30, 2010, respectively.  These agreements also decreased expenses by $21.9 million and $59.0 million for the three and nine-month periods ended September 30, 2011, respectively, and $26.3 million and $107.6 million for the three and nine-month periods ended September 30, 2010, respectively.

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

SLNY also has a reinsurance agreement, effective May 31, 2007, to assume the net risks of the New York issued contracts of Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate.  At September 30, 2011 and December 31, 2010, SLNY held policyholder liabilities related to this agreement of $25.2 million and $28.6 million, respectively.  In addition, the reinsurance agreement increased revenues by $10.4 million and $31.9 million for the three and nine-month periods ended September 30, 2011, respectively, and by $9.8 million and $34.4 million for the three and nine-month periods ended September 30, 2010, respectively.  This agreement also increased benefits and expenses by $4.5 million and $21.6 million for the three and nine-month periods ended September 30, 2011, respectively, and by $12.6 million and $35.2 million for the three and nine-month periods ended September 30, 2010, respectively.

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

Income Taxes

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  On May 30, 2010, the IRS issued an Industry Director Directive which makes clear that IRS interpretations prior to Revenue Ruling 2007-54 should be followed until new regulations are issued.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.   The Company recorded benefits (provisions) of $3.7 million and $11.1 million for the three and nine-month periods ended September 30, 2011, respectively, and $(0.4) million and $7.8 million for the three and nine-month periods ended September 30, 2010, respectively, related to the separate account DRD.  The amounts recorded for the three and nine-month periods ended September 30, 2010 included an adjustment of $4.4 million to reflect a reduced run rate of separate account DRD benefits following the filing of the 2009 tax return.  There were no material true-up adjustments for 2010 separate account DRD.

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

Indemnities

In the normal course of its business, the Company has entered into agreements that include indemnities in favor of third parties, such as contracts with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements.  The Company has also agreed to indemnify its directors, officers and employees in accordance with the Company’s by-laws.  The Company believes any potential liability under these agreements is neither probable nor estimatable.  Therefore, the Company has not recorded any associated liability.

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at September 30, 2011 (in 000’s, except for age data):

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum death	$19,297,218	$2,617,171	66.3
Minimum income	$131,908	$73,141	62.7
Minimum accumulation or withdrawal	$12,645,258	$1,033,663	63.8

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2010 (in 000’s, except for age data):

Benefit Type	Account Balance	Net Amount at Risk 1	Average Attained Age
Minimum death	$20,061,043	$1,742,139	66.0
Minimum income	$179,878	$59,322	62.2
Minimum accumulation or withdrawal	$12,233,731	$152,571	63.2

1 Net amount at risk represents the excess of the guaranteed benefits over account balance for contracts that have an account value less than the guarantee.

The following roll-forward summarizes the change in reserves for the Company’s GMDB and guaranteed minimum income benefits (“GMIB”) for the nine-month period ended September 30, 2011 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2010	$123,605	$14,630	$138,235

Benefit ratio change / Assumption changes	30,480	(1,655)	28,825
Incurred guaranteed benefits	18,557	873	19,430
Paid guaranteed benefits	(29,356)	(841)	(30,197)
Interest	6,696	682	7,378

Balance at September 30, 2011	$149,982	$13,689	$163,671

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserves for the Company’s GMDB and GMIB for the nine-month period ended September 30, 2010 (in 000’s):

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at December 31, 2009	$96,267	$10,058	$106,325

Benefit ratio change / Assumption changes	40,494	8,789	49,283
Incurred guaranteed benefits	22,498	1,161	23,659
Paid guaranteed benefits	(28,465)	(2,898)	(31,363)
Interest	5,766	533	6,299

Balance at September 30, 2010	$136,560	$17,643	$154,203

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

GMABs and GMWBs are considered to be derivatives under FASB ASC Topic 815 and are recorded at fair value through earnings.  The Company incorporates actively-managed volatility adjustments, a credit standing adjustment, and a behavior risk margin in its calculation of the embedded derivative.  The net balance of GMABs and GMWBs constituted a liability in the amount of $1,229.3 million and $2.3 million at September 30, 2011 and December 31, 2010, respectively.  The Company records GMAB and GMWB assets or liabilities in its condensed consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.

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

The Company’s net deferred tax asset at September 30, 2011 was comprised of gross deferred tax assets and gross deferred tax liabilities.  The gross deferred tax assets are primarily related to unrealized investment security losses, actuarial liabilities and net operating loss (“NOL”) carryforwards, as well as capital loss carryforwards.  If not utilized, the NOL carryforwards and the capital loss carryforwards will begin to expire in 2023 and 2014, respectively.  The Company’s net deferred tax asset was $151.4 million and $394.3 million at September 30, 2011 and December 31, 2010, respectively.

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

As of September 30, 2011, no valuation allowance was recorded against deferred tax assets for investment losses.  The Company believes that it is more likely than not that the deferred tax assets related to the impairment losses will be realized due to tax planning strategies related to certain mortgage-backed securities, the Company’s intent and ability to hold the related investment securities to maturity, and other tax planning strategies.  For the remaining unrealized investment losses, the Company believes that it is more likely than not that the related deferred tax assets will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of amortized cost.

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

Condensed Consolidating Statements of Operations
For the nine-month period ended September 30, 2011

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Revenues

Premiums and annuity considerations	$15,205	$88,815	$-	$-	$104,020
Net investment income (1)	518,152	89,986	2,525	-	610,663
Net derivative loss	(563,342)	(105,723)	-	-	(669,065)
Net realized investment gains (losses), excluding impairment l osses on available-for-sale securities	15,703	(334)	(793)	-	14,576
Other-than-temporary impairment losses	(71)	-	-	-	(71)
Fee and other income	421,761	36,769	10,259	-	468,789

Total revenues	407,408	109,513	11,991	-	528,912

Benefits and Expenses

Interest credited	222,622	40,020	765	-	263,407
Interest expense	33,275	-	-	-	33,275
Policyowner benefits	9,019	48,205	231	-	57,455
Amortization of DAC, VOBA and VOCRA	(655,537)	(28,464)	-	-	(684,001)
Other operating expenses	216,430	34,954	9,900	-	261,284

Total benefits and expenses	(174,191)	94,715	10,896	-	(68,580)

Income before income tax expense	581,599	14,798	1,095	-	597,492

Income tax expense	190,391	4,212	217	-	194,820
Equity in the net income of subsidiaries	11,464	-	-	(11,464)	-

Net income	$402,672	$10,586	$878	$(11,464)	$402,672

(1)
SLUS as Parent’s, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading investments of $116.6 million, $28.1 million and $0.0 million, respectively, for the nine-month period ended September 30, 2011, for securities still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the nine-month period ended September 30, 2010

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Revenues

Premiums and annuity considerations	$12,401	$87,986	$-	$-	$100,387
Net investment income (1)	1,202,835	128,179	2,973	-	1,333,987
Net derivative loss	(580,666)	(42,398)	-	-	(623,064)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	17,468	(279)	(330)	-	16,859
Other-than-temporary impairment losses	(735)	(150)	-	-	(885)
Fee and other income	342,657	11,866	7,001	-	361,524

Total revenues	993,960	185,204	9,644	-	1,188,808

Benefits and Expenses

Interest credited	263,861	44,133	699	-	308,693
Interest expense	39,589	(72)	-	-	39,517
Policyowner benefits	80,136	63,363	174	-	143,673
Amortization of DAC, VOBA and VOCRA	119,133	58,301	-	-	177,434
Other operating expenses	199,652	30,028	6,667	-	236,347

Total benefits and expenses	702,371	195,753	7,540	-	905,664

Income (loss) before income tax expense (benefit)	291,589	(10,549)	2,104	-	283,144

Income tax expense (benefit)	94,867	(4,391)	612	-	91,088
Equity in the net loss of subsidiaries	(4,666)	-	-	4,666	-

Net income (loss)	$192,056	$(6,158)	$1,492	$4,666	$192,056

(1)SLUS as Parent’s, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading investments of $686.5 million, $62.3 million and $0.0 million, respectively, for the nine-month period ended September 30, 2010, for securities still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended September 30, 2011

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Revenues

Premiums and annuity considerations	$3,560	$29,913	$-	$-	$33,473
Net investment income (1)	40,411	32,970	552	-	73,933
Net derivative loss	(453,294)	(107,772)	-	-	(561,066)
Net realized investment (losses) gains, excluding impairment losses on available-for-sale securities	(8,838)	1,049	(709)	-	(8,498)
Other-than-temporary impairment losses	-	-	-	-	-
Fee and other income	139,682	20,354	3,580	-	163,616

Total revenues	(278,479)	(23,486)	3,423	-	(298,542)

Benefits and Expenses

Interest credited	65,601	13,409	242	-	79,252
Interest expense	10,674	-	-	-	10,674
Policyowner benefits	(27,983)	5,878	69	-	(22,036)
Amortization of DAC, VOBA and VOCRA	(883,470)	(37,996)	-	-	(921,466)
Other operating expenses	69,977	11,670	3,443	-	85,090

Total benefits and expenses	(765,201)	(7,039)	3,754	-	(768,486)

Income (loss) before income tax expense (benefit)	486,722	(16,447)	(331)	-	469,944

Income tax expense (benefit)	165,661	(6,381)	(209)	-	159,071
Equity in the net loss of subsidiaries	(10,188)	-	-	10,188	-

Net income (loss)	$310,873	$(10,066)	$(122)	$10,188	$310,873

(1)   SLUS as parent’s, SLNY’s and Other Subs’ net investment income includes a (decrease) increase in the market value of trading investments of $(80.1) million, $14.2 million and $0.0 million, respectively, for the three-month period ended September 30, 2011, for securities still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Operations
For the three-month period ended September 30, 2010

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Revenues

Premiums and annuity considerations	$4,094	$28,051	$-	$-	$32,145
Net investment income (1)	431,199	49,875	1,466	-	482,540
Net derivative (loss) income	(60,482)	4,583	-	-	(55,899)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	1,086	(879)	313	-	520
Other-than-temporary impairment losses	-	-	-	-	-
Fee and other income	124,315	(1,633)	2,614	-	125,296

Total revenues	500,212	79,997	4,393	-	584,602

Benefits and Expenses

Interest credited	112,508	19,122	252	-	131,882
Interest expense	13,094	(29)	-	-	13,065
Policyowner benefits	9,053	17,989	54	-	27,096
Amortization of DAC, VOBA and VOCRA	413,840	16,826	-	-	430,666
Other operating expenses	63,505	10,519	2,530	-	76,554

Total benefits and expenses	612,000	64,427	2,836	-	679,263

(Loss) income before income tax (benefit) expense	(111,788)	15,570	1,557	-	(94,661)

Income tax (benefit) expense	(35,751)	5,020	465	-	(30,266)
Equity in the net income of subsidiaries	11,642	-	-	(11,642)	-

Net (loss) income	$(64,395)	$10,550	$1,092	$(11,642)	$(64,395)

(1)   SLUS as parent’s, SLNY’s and Other Subs’ net investment income includes an increase in the market value of trading investments of $271.4 million, $27.4 million and $0.0 million, respectively, for the three-month period ended  September 30, 2010, for securities still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets at September 30, 2011

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value	$1,317,351	$271,119	$69,721	$-	$1,658,191
Trading fixed maturity securities at fair value	8,960,301	1,595,651	-	-	10,555,952
Mortgage loans	1,331,988	158,340	24,111	-	1,514,439
Derivative instruments – receivable	527,209	-	-	-	527,209
Limited partnerships	39,384	-	-	-	39,384
Real estate	193,538	-	31,786	-	225,324
Policy loans	587,571	1,106	19,858	-	608,535
Other invested assets	24,823	4,795	-	-	29,618
Short-term investments	135,121	1,999	-	-	137,120
Cash and cash equivalents	866,847	55,549	14,950	-	937,346
Investment in subsidiaries	573,799	-	-	(573,799)	-
Total investments and cash	14,557,932	2,088,559	160,426	(573,799)	16,233,118

Accrued investment income	159,015	22,461	1,487	-	182,963
Deferred policy acquisition costs and sales inducement asset	2,493,061	159,296	-	-	2,652,357
Value of business and customer renewals acquired	118,647	3,648	-	-	122,295
Net deferred tax asset	135,725	11,188	4,451	-	151,364
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	5,407	196	13	-	5,616
Reinsurance receivable	2,088,134	162,433	127	-	2,250,694
Other assets	109,346	33,827	1,593	(4,201)	140,565
Separate account assets	25,023,446	1,278,632	35,713	-	26,337,791

Total assets	$44,690,713	$3,767,539	$203,810	$(578,000)	$48,084,062

LIABILITIES

Contractholder deposit funds and other policy liabilities	$12,109,176	$1,620,182	$23,620	$-	$13,752,978
Future contract and policy benefits	745,056	127,110	278	-	872,444
Payable for investments purchased	19,274	44	-	-	19,318
Accrued expenses and taxes	38,205	5,283	2,776	(4,201)	42,063
Debt payable to affiliates	683,000	-	-	-	683,000
Reinsurance payable	1,856,419	239,555	37	-	2,096,011
Derivative instruments – payable	348,734	-	-	-	348,734
Other liabilities	305,272	49,608	14,713	(1)	369,592
Separate account liabilities	25,023,446	1,278,632	35,713	-	26,337,791

Total liabilities	$41,128,582	$3,320,414	$77,137	$(4,202)	$44,521,931

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,929,210	389,963	102,620	(492,583)	3,929,210
Accumulated other comprehensive income	52,444	10,088	3,166	(13,254)	52,444
(Accumulated deficit) retained earnings	(425,960)	44,974	18,345	(63,319)	(425,960)

Total stockholder’s equity	3,562,131	447,125	126,673	(573,798)	3,562,131

Total liabilities and stockholder’s equity	$44,690,713	$3,767,539	$203,810	$(578,000)	$48,084,062

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2010
	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value	$1,193,875	$246,944	$55,104	$-	$1,495,923
Trading fixed maturity securities at fair value	9,911,284	1,555,834	-	-	11,467,118
Mortgage loans	1,531,545	176,518	29,465	-	1,737,528
Derivative instruments – receivable	198,064	-	-	-	198,064
Limited partnerships	41,622	-	-	-	41,622
Real estate	161,800	-	52,865	-	214,665
Policy loans	695,607	1,217	20,584	-	717,408
Other invested assets	19,588	7,868	-	-	27,456
Short-term investments	813,745	18,994	-	-	832,739
Cash and cash equivalents	647,579	72,978	15,766	-	736,323
Investment in subsidiaries	559,344	-	-	(559,344)	-
Total investments and cash	15,774,053	2,080,353	173,784	(559,344)	17,468,846

Accrued investment income	165,841	21,130	1,815	-	188,786
Deferred policy acquisition costs and sales inducement asset	1,571,768	110,791	-	-	1,682,559
Value of business and customer renewals acquired	130,546	4,439	-	-	134,985
Net deferred tax asset	378,078	12,057	4,162	-	394,297
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	5,166	162	-	-	5,328
Reinsurance receivable	2,184,487	162,522	77	-	2,347,086
Other assets	93,755	31,729	2,918	(2,873)	125,529
Separate account assets	25,573,382	1,265,464	41,575	-	26,880,421

Total assets	$45,877,076	$3,695,946	$224,331	$(562,217)	$49,235,136

LIABILITIES

Contractholder deposit funds and other policy liabilities	$12,991,306	$1,577,556	$24,366	$-	$14,593,228
Future contract and policy benefits	732,368	116,946	200	-	849,514
Payable for investments purchased	44,723	104	-	-	44,827
Accrued expenses and taxes	49,224	4,612	1,665	(2,873)	52,628
Debt payable to affiliates	783,000	-	-	-	783,000
Reinsurance payable	1,995,083	236,718	34	-	2,231,835
Derivative instruments – payable	362,023	-	-	-	362,023
Other liabilities	193,363	66,118	25,575	-	285,056
Separate account liabilities	25,573,382	1,265,464	41,575	-	26,880,421

Total liabilities	42,724,472	3,267,518	93,415	(2,873)	46,082,532

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,928,246	389,963	108,450	(498,413)	3,928,246
Accumulated other comprehensive income	46,553	1,977	1,707	(3,684)	46,553
(Accumulated deficit) retained earnings	(828,632)	34,388	18,217	(52,605)	(828,632)

Total stockholder’s equity	3,152,604	428,428	130,916	(559,344)	3,152,604

Total liabilities and stockholder’s equity	$45,877,076	$3,695,946	$224,331	$(562,217)	$49,235,136

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the nine-month period ended September 30, 2011

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Cash Flows From Operating Activities:
Net income	$402,672	$10,586	$878	$(11,464)	$402,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	27,892	5,176	782	-	33,850
Amortization of DAC, VOBA and VOCRA	(655,537)	(28,464)	-	-	(684,001)
Depreciation and amortization	7,396	233	772	-	8,401
Net losses on derivatives	533,354	105,723	-	-	639,077
Net realized (gains) losses and OTTI credit losses on available-for-sale investments	(15,632)	334	793	-	(14,505)
Net increase in fair value of trading investments	(116,572)	(28,131)	-	-	(144,703)
Net realized losses (gains) on trading investments	30,960	(4,990)	-	-	25,970
Undistributed gains on private equity limited partnerships	(5,597)	-	-	-	(5,597)
Interest credited to contractholder deposits	222,622	40,020	765	-	263,407
Deferred federal income taxes	244,334	(3,498)	(1,075)	-	239,761
Equity in net income of subsidiaries	(11,464)	-	-	11,464	-
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(243,870)	(19,250)	-	-	(263,120)
Accrued investment income	6,826	(1,331)	328	-	5,823
Net change in reinsurance receivable/payable	21,544	6,613	(47)	-	28,110
Future contract and policy benefits	12,688	10,164	78	-	22,930
Other, net	94,256	(8,035)	(8,489)	-	77,732

Net cash provided by (used in) operating activities	555,872	85,150	(5,215)	-	635,807

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	335,437	47,588	25,494	-	408,519
Trading fixed maturity securities	2,213,176	303,657	-	-	2,516,833
Mortgage loans	181,898	18,096	7,853	(14,937)	192,910
Real Estate transfer to Parent from Subs	(29,210)	-	29,210	-	-
Other invested assets (1)	293,267	1,447	-	-	294,714
Purchases of:
Available-for-sale fixed maturity securities	(429,991)	(58,450)	(35,499)	-	(523,940)
Trading fixed maturity securities	(1,236,827)	(314,182)	-	-	(1,551,009)
Mortgage loans	(3,538)	(550)	(13,556)	12,624	(5,020)
Real estate	(9,599)	-	(1,789)	2,313	(9,075)
Other invested assets (2)	(48,356)	-	-	-	(48,356)
Net change in other investments	-	-	-	-	-
Net change in policy loans	(3,832)	111	726	-	(2,995)
Net change in short-term investments	678,624	16,995	-	-	695,619

Net cash provided by investing activities	$1,941,049	$14,712	$12,439	$-	$1,968,200

Continued on next page

(1)	SLUS as parent’s sale of other invested assets includes $278.7 million related to settlement of derivative instruments during the nine-month period ended September 30, 2011.
(2)	SLUS as parent’s purchase of other invested assets include $(47.3) million related to issuances of derivative instruments during the nine-month period ended September 30, 2011.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the nine-month period ended September 30, 2011

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$689,997	$83,440	$-	$-	$773,437
Withdrawals from contractholder deposit funds	(2,863,912)	(190,244)	(1,511)	-	(3,055,667)
Repayment of debt	(100,000)	-	-	-	(100,000)
Additional capital contributed to subsidiaries	(23,888)	-	-	23,888	-
Return of capital from Subsidiaries	30,467	-	-	(30,467)	-
Capital contribution from Parent	-	-	23,888	(23,888)	-
Return of capital to Parent	-	-	(30,467)	30,467	-
Other, net	(10,317)	(10,487)	50	-	(20,754)

Net cash used in financing activities	(2,277,653)	(117,291)	(8,040)	-	(2,402,984)

Net change in cash and cash equivalents	219,268	(17,429)	(816)	-	201,023

Cash and cash equivalents, beginning of period	647,579	72,978	15,766	-	736,323

Cash and cash equivalents, end of period	$866,847	$55,549	$14,950	$-	$937,346

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow
For the nine-month period ended September 30, 2010
	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Cash Flows From Operating Activities:
Net income (loss)	$192,056	$(6,158)	$1,492	$4,666	$192,056
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums on investments	16,146	2,996	578	-	19,720
Amortization of DAC, VOBA and VOCRA	119,133	58,301	-	-	177,434
Depreciation and amortization	1,546	234	616	-	2,396
Net losses on derivatives	483,308	42,398	-	-	525,706
Net realized (gains) losses and OTTI credit losses on available-for-sale investments	(16,733)	429	330	-	(15,974)
Net increase in fair value of trading investments	(686,458)	(62,265)	-	-	(748,723)
Net realized losses (gains) on trading investments	44,220	(11,766)	-	-	32,454
Undistributed loss on private equity limited partnerships	399	-	-	-	399
Interest credited to contractholder deposits	263,861	44,133	699	-	308,693
Deferred federal income taxes	136,574	182	200	-	136,956
Equity in net loss of subsidiaries	4,666	-	-	(4,666)	-
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(175,325)	(15,700)	-	-	(191,025)
Accrued investment income	28,690	(4,247)	112	-	24,555
Net change in reinsurance receivable/payable	87,991	2,716	25	-	90,732
Future contract and policy benefits	26,324	14,716	(1)	-	41,039
Other, net	77,619	39,274	(1,319)	-	115,574

Net cash provided by operating activities	604,017	105,243	2,732	-	711,992

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	330,126	38,937	13,737	-	382,800
Trading fixed maturity securities	2,492,639	612,870	(560)	-	3,104,949
Mortgage loans	138,734	8,036	2,683	(30,042)	119,411
Real estate	-	1,000	1,170	(2,170)	-
Other invested assets (1)	(104,102)	815	501	-	(102,786)
Purchases of:
Available-for-sale fixed maturity securities	(557,511)	(102,654)	(15,382)	-	(675,547)
Trading fixed maturity securities	(2,747,460)	(712,640)	-	-	(3,460,100)
Mortgage loans	(43)	(28,441)	(31,171)	30,042	(29,613)
Real estate	(5,293)	-	(379)	2,170	(3,502)
Other invested assets (2)	(47,191)	(333)	-	-	(47,524)
Net change in policy loans	13,580	(1,570)	520	-	12,530
Net change in short-term investments	1,193,277	58,991	-	-	1,252,268

Net cash provided by (used in) investing activities	$706,756	$(124,989)	$(28,881)	$-	$552,886

Continued on next page

(1)	SLUS as parent’s sale of other invested assets includes $(157.2) million related to settlement of derivative instruments during the nine-month period ended September 30, 2010.
(2)	SLUS as parent’s purchase of other invested assets includes $(46.3) million related to issuances of derivative instruments during the nine-month period ended September 30, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flow (continued)
For the nine-month period ended September 30, 2010

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$826,639	$136,151	$-	$-	$962,790
Withdrawals from contractholder deposit funds	(2,730,167)	(185,396)	(1,869)	-	(2,917,432)
Repayment of debt	(100,000)	-	-	-	(100,000)
Additional capital contributed to subsidiaries	(30,185)	-	-	30,185	-
Capital contribution from Parent	400,000	-	30,185	(30,185)	400,000
Other, net	(16,610)	(3,363)	206	-	(19,767)

Net cash (used in) provided by financing activities	(1,650,323)	(52,608)	28,522	-	(1,674,409)

Net change in cash and cash equivalents	(339,550)	(72,354)	2,373	-	(409,531)

Cash and cash equivalents, beginning of period	1,616,991	175,322	11,895	-	1,804,208

Cash and cash equivalents, end of period	$1,277,441	$102,968	$14,268	$-	$1,394,677

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

12. SUBSEQUENT EVENTS

On November 10, 2011, the Board of Directors of the Company approved, conditioned upon receipt of the prior approval of the Commissioner of Insurance of the State of Delaware, a distribution of up to $350.0 million on the shares of the Company, to be paid to the Parent in cash in any number of payments on or before December 31, 2011.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Assurance Company of Canada (U.S.) (the “Company”), elects to omit the Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the condensed consolidated statements of operations between the nine-month periods ended September 30, 2011 and September 30, 2010.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	Deferred policy acquisition costs (“DAC”), including sales inducement asset (“SIA”);
•	Value of business acquired (“VOBA”);
•	Value of customer renewals acquired (“VOCRA”);
•	Fair value of financial instruments;
•	Unearned revenue reserves;
•	Policy liabilities and accruals;
•	Other-than-temporary impairments (“OTTI”) of investments;
•	Goodwill valuation;
•	Allowance for loan loss;
•	Valuation allowance on deferred tax assets; and
•	Provisions for income taxes.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

Nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010:

Net Income

The Company’s net income was $402.7 million and $192.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The significant changes are described below.

REVENUES

Total revenues were $528.9 million and $1,188.8 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The decrease of $659.9 million was primarily due to the following:

Premium and annuity considerations - were $104.0 million and $100.4 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The $3.6 million increase was primarily related to group pension and annuity considerations.

Net investment income - was $610.7 million and $1,334.0 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  Investment income, excluding the mark-to-market of the trading portfolio, net realized losses, limited partnership income and ceded investment income, was $432.3 million and $661.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The decrease of $229.3 million during 2011, as compared to 2010, was primarily the result of lower average invested assets, which decreased investment income by $71.1 million, as well as lower average investment yields, which decreased investment income by $158.2 million.

Investment income related to the mark-to-market of the trading portfolio, net realized losses and limited partnership income was $128.9 million and $715.8 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The Company recorded $147.9 million of investment income during the nine-month period ended September 30, 2011, as compared to $748.7 million of investment income during the nine-month period ended September 30, 2010, related to changes in the market value of the trading portfolio during the respective periods.  The $600.8 million decrease in unrealized gains was due primarily to a more significant effect of the widening corporate spreads during the nine-month period ended September 30, 2011 as opposed to a tightening of corporate spreads during the same period in 2010, which resulted in a lower increase in the market value of the Company’s trading portfolio during the nine-month period ended September 30, 2011.  The Company also recognized net realized losses of $(24.6) million and $(32.5) million during the nine-month periods ended September 30, 2011 and 2010, respectively.  The $7.9 million decrease in net realized losses was primarily due to lower write-downs, partially offset by a decrease in realized gains on sales of bonds during the nine-month period ended September 30, 2011, as compared to the same period in 2010.  The $600.8 million decrease in the trading portfolio also was offset by a $6.0 million increase in the fair value of the limited partnership investments.

Investment income on the funds-withheld reinsurance portfolio is included as a component of net investment income in the Company’s condensed consolidated statements of operations.  The Company ceded net investment (loss) income of $(49.5) million and $43.4 million for the nine-month periods ended September 30, 2011 and 2010, respectively, in connection with the funds-withheld reinsurance agreements between the Company and certain of its affiliates related to the Company’s single premium whole life (“SPWL”) and certain universal life (“UL”) policies.  The $(49.5) million net investment loss ceded during the nine-month period ended September 30, 2011 includes a $121.1 million decrease in net investment income ceded due to an interest rate adjustment on certain of the Company’s SPWL policy loan balances processed during the period.  The adjustment did not have any impact on net investment income, net of reinsurance, reported in the Company’s condensed consolidated statement of operations as the SPWL block is 100% reinsured by SLOC on a funds-withheld basis.  For further details of this adjustment, refer to Note 6 of the Company’s condensed consolidated financial statements, presented in Part I, Item I of this quarterly report on Form 10-Q.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Net derivative loss - was $(669.1) million and $(623.1) million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The Company’s realized and unrealized gains and losses by derivative type for the nine-month periods ended September 30 consisted of the following (in 000’s):

	2011	2010

Interest rate contracts	$212,124	$(96,191)
Foreign currency contracts	(46,711)	(7,480)
Equity contracts	(27,213)	(32,856)
Credit contracts	593	3,716
Futures contracts	394,330	(9,531)
Embedded derivatives	(1,202,188)	(480,722)
Net derivative loss	$(669,065)	$(623,064)

The $(46.0) million increase in net derivative loss for the nine-month period ended September 30, 2011, as compared to the same period in 2010, was primarily due to a $(721.5) million increase in net unrealized losses related to embedded derivatives and a $(39.2) million increase in losses related to foreign currency contracts.  These changes were partially offset by a $403.9 million increase in gains related to futures contracts and a $308.3 million increase in net unrealized gains related to interest rate contracts.

The $(721.5) million increase in embedded derivatives net unrealized losses for the nine-month period ended September 30, 2011, as compared to the nine-month period ended September 30, 2010, was primarily due to an increase in the fair value liability for guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”) on certain of the Company’s variable annuity products during the nine-month period ended September 30, 2011.  The increase in the liability for GMAB and GMWB during the nine-month period ended September 30, 2011 resulted from updates to projected benefits primarily related to changes in interest rates, a decrease in equity markets and an increase in market volatility.

The $403.9 million increase in net derivative gains related to futures contracts for the nine-month period ended September 30, 2011 primarily related to the Company’s short exposure to the change in equity markets. Equity markets decreased during the nine-month period ended September 30, 2011 which resulted in an increase in the value of the Company’s short positions and gains during the period.  However, equity markets increased during the same period in 2010 resulting in losses for the nine-month period ended September 30, 2010.  The Company’s derivative instruments portfolio includes short future positions to hedge against potential adverse movements in the stock market.  For discussion of the Company’s short contracts, refer to Note 5 of the Company’s condensed consolidated financial statements presented in Part I, Item I of this quarterly report on Form 10-Q.

The $308.3 million increase in net unrealized gains related to interest rate contracts was primarily due to changes in the fair value of interest rate swaps resulting from changes in notional amounts, duration and the overall swap curve.  The increase in the fair value of interest rate swap agreements for the nine-month period ended September 30, 2011, as compared to the nine-month period ended September 30, 2010, was primarily the result of the downward shift in applicable interest rates.

Net realized investment gains, excluding impairment losses on available-for-sale securities - were $14.6 million and $16.9 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The $2.3 million decrease in realized gains during the nine-month period ended September 30, 2011, as compared to the same period in 2010, was primarily due to a $10.4 million realized loss related to an increase in impairment charges on certain of the Company’s mortgage loan assets, partially offset by an $8.0 million increase in realized gains on the sale of certain available-for-sale fixed maturity securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Fee and other income - were $468.8 million and $361.5 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  Fee and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges and rider fees combined were $329.7 million and $277.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  Variable product fees represented 1.61% and 1.53% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2011 and 2010, respectively.  Average separate account assets were $27.4 billion and $24.1 billion for the nine-month periods ended September 30, 2011 and 2010, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, UL and variable universal life (“VUL”) policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $14.0 million and $12.0 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees, benefit fees and administrative service fees.  Other income was $125.1 million and $72.4 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The $52.6 million increase in other income was primarily due to an increase in benefit fees which was attributable to an increase in sales of certain variable annuity products with optional benefit features and a significantly smaller increase in unearned revenue liabilities in the nine-month period ended September 30, 2011 as compared to the same period in 2010.

BENEFITS AND EXPENSES

Total benefits and expenses were $(68.6) million and $905.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The decrease of $ (974.3) million was primarily due to the following:

Interest credited - to policyholders was $263.4 million and $308.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The decrease of $45.3 million was primarily the result of lower average policyholder balances, which decreased interest credited by $45.8 million and an increase in capitalized interest, net of SIA amortization expense related to certain fixed annuity products, which decreased interest credited by $26.5 million.  These decreases were offset by higher average crediting rates, which increased interest credited by $27.0 million.

The Company’s ceded interest credited for the nine-month period ended September 30, 2011 decreased by $118.3 million due to an interest rate adjustment on certain of the Company’s SPWL policy loan balances during the period.  The adjustment did not have any impact on interest credited, net of reinsurance, reported in the Company’s condensed consolidated statement of operations as the SPWL block is 100% reinsured by SLOC on a funds-withheld basis.  For further details of this adjustment, refer to Note 6 of the Company’s condensed consolidated financial statements, presented in Part I, Item I of this quarterly report on Form 10-Q.

Interest expense - was $33.3 million and $39.5 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The $6.2 million decrease was primarily due to a decrease in interest expense related to unrecognized tax benefits during the nine-month period ended September 30, 2011, as compared to the nine-month period ended September 30, 2010 and the maturity and payment of certain of the Company’s demand notes to affiliates.  For further details on the maturity and payment of the demand notes, refer to Note 2 of the Company’s condensed consolidated financial statements, presented in Part I, Item I of this quarterly report on Form 10-Q.

Policyowner benefits - were $57.5 million and $143.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The $86.2 million decrease in 2011 as compared to 2010 was primarily due to a $61.3 million decrease in SIA amortization related to certain variable annuity products, a $20.6 million decrease related to a change in liabilities for guaranteed minimum death benefits (“GMDB”) and a $9.0 million decrease in annuity payments, offset by a $4.7 million increase in surrender benefits.  The decrease in SIA amortization was primarily due to decrease in actual gross profits during the nine-month period ended September 31, 2011 as compared to the same period in 2010.  Liabilities for GMDB increased by $7.4 million and $28.0 million during the nine-month periods ended September 30, 2011 and 2010, respectively.  The change was primarily due to changes in the equity market during the periods and valuation assumption changes during the nine-month ended September 31, 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Amortization of DAC - DAC relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses.  DAC amortization expense was $(696.7) million and $154.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The $850.9 million change in amortization expense during the nine-month period ended September 30, 2011, as compared to the nine-month period ended September 30, 2010, was primarily attributable to a $799.9 million decrease in current period amortization and interest on the Company’s DAC asset and a $89.5 million decrease in loss recognition charges which was partially offset by a $38.5 million unlocking adjustment.

The $799.9 million decrease in current period amortization expense was primarily due to a decrease in actual gross profits in 2011 relative to 2010.  The decrease in actual gross profits during the nine-month period ended September 30, 2011 primarily related to an increase in the liabilities held for guaranteed minimum benefits on certain variable annuity products, resulting in negative amortization expense.  The increase in the guaranteed minimum benefit reserves was primarily attributable to the change in interest rates and the decrease in equity markets during the nine-month period ended September 30, 2011.  During the nine-month period ended September 30, 2010, actual gross profits increased primarily due to an increase in the fair value of fixed maturity securities held in the trading portfolio which was partially offset by a smaller increase in guaranteed minimum benefit reserves, resulting in positive amortization expense.

The Company tests its DAC asset for loss recognition on a quarterly basis.  During the nine-month periods ended September 30, 2011 and 2010, the Company recorded charges of $18.3 million and $107.8 million, respectively, to amortization expense related to loss recognition for certain annuity products.

These decreases were offset by a $38.5 million increase related to an unlocking adjustment due primarily to updates to profitability projections resulting from actual changes to in-force policies and assumption changes related to variable annuity products gross profit valuation.

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business from the Company’s acquisition of Keyport Life Insurance Company (“Keyport”), as well as agreements between Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, and the Company’s subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”), under which SLNY agreed to assume direct responsibility for all sales and administration of existing and new business issued by SLHIC in New York (the “SLHIC to SLNY asset transfer”).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the contracts.  Amortization and interest were $12.7 million and $23.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The 10.5 million decrease in amortization expense was primarily due to a decrease in actual gross profits during the nine-month period ended September 30, 2011 as compared to the same period in 2010.

Other operating expenses - were $261.3 million and $236.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The $25.0 million increase in 2011 as compared to 2010 was primarily due to a $19.8 million increase in commission expense related to a decrease in ceded commission expense on certain UL policies and a $5.2 million increase in general expenses and premium taxes.

Income tax expense - was $194.8 million and $91.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The effective tax rates for the same periods were 32.6% and 32.2%, respectively.  The effective tax rate for the nine-month periods ended September 30, 2011 and 2010 differ from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account dividends received deduction and tax credits.

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

Fixed Annuities - Fixed annuity products are primarily single premium deferred annuities (“SPDA”).  An SPDA policyholder typically makes a single premium payment at the time of issuance.  The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term and is reset annually thereafter for certain of the Company’s annuity products, subject to a guaranteed minimum rate.  Effective January 1, 2010, the Company discontinued the sale of certain of its fixed annuity products.

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

The Company issued floating rate funding agreements to its affiliates, Sun Life Financial Global Funding III, L.L.C., Sun Life Financial Global Funding II, L.L.C. (“LLC II”), and Sun Life Financial Global Funding, L.L.C. (“LLC”).  The floating rate funding agreements issued to LLC matured in July 2010, and the floating rate funding agreements issued to LLC II matured in July, 2011.  The impact of these funding agreements and the detail of the payments to LLC are discussed in Note 2 of the Company’s  condensed consolidated financial statements, presented in Part I, Item I of this quarterly report, on Form 10-Q.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Other - The Wealth Management segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.3 billion and $1.5 billion at September 30, 2011 and December 31, 2010, respectively.  This entire block of business is reinsured on a funds-withheld, coinsurance basis with Sun Life Assurance Company of Canada (“SLOC”), an affiliate.

The Company markets its annuity products through an affiliated wholesale distribution organization, Sun Life Financial Distributors, Inc. (“SLFD”), and through a variety of unaffiliated retail and wholesale organizations, including securities brokers, financial institutions, insurance agents and financial advisers.

On September 6, 2006, the Company entered into an agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”), whereby the Company is the sole beneficiary of the CARS Trust.  The impact of this agreement on the Company’s financial statements is described in Note 1 of the Company’s condensed consolidated financial statements presented in Part I, Item I of this quarterly report on Form 10-Q.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

The following is a summary of operations for the Wealth Management segment for the nine-month periods ended September 30, (in 000’s):

	2011	2010

Total revenues	$360,088	$1,080,834
Total benefits and expenses	(231,665)	760,992
Income before income tax expense	591,753	319,842

Net income	$398,839	$221,310

Pre-tax income was $591.8 million and $319.8 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The significant changes are described below.

Total revenues were $360.1 million and $1,080.8 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The $720.7 million decrease was due to decreases of $741.3 million in net investment income, $48.5 million in net derivative loss and $11.0 million in net realized investment gains, offset by an increase of $76.9 million in fee and other income and a $3.2 million increase in premiums and annuity considerations.

The $741.3 million decrease in net investment income resulted primarily from a $608.1 million decrease in the fair market value of securities in the trading portfolio, primarily due to a more significant effect of the widening corporate spreads during the nine-month period ended September 30, 2011, as opposed to a tightening of corporate spreads during the same period in 2010 and a $238.6 million decrease due to lower average invested asset and lower average investment yields in 2011, as compared to 2010.  These decreases were offset by a $92.7 million increase in investment income related to a decrease in net investment income ceded during the nine-month period ended September 30, 2011 as compared to 2010.  The net investment income ceded during the nine-month period ended September 30, 2011 included an interest rate adjustment on certain of the Company’s SPWL policy loan balances during the period.

The $48.5 million increase in net derivative loss for the nine-month period ended September 30, 2011, as compared to nine-month period ended September 30, 2010, was primarily due to a $709.6 million increase in net unrealized losses related to embedded derivatives offset by a $293.6 million increase in net gains related to interest rate contracts and a $403.9 million increase in derivative gains related to futures contracts.

The decrease of $11.0 million in net realized investment gains related to impairment charges on certain of the Company’s mortgage loan assets.

The $76.9 million increase in fee and other income was primarily due to a $65.9 million increase in mortality and expense charges, rider fees and 12b-1 fees which related to an increase in the average variable annuity separate account balances during the nine-month period ended September 30, 2011, as compared to the nine-month period ended September 30, 2010.  The increase also was attributable to an increase of $5.8 million in administrative service fees.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Total benefits and expenses were $(231.7) million and $761.0 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The decrease of $ (992.7) million was due to a $863.5 million decrease in DAC and VOBA amortization expense, a decrease of $89.6 million related to policyowner benefits and a $50.8 million decrease in interest credited, offset by a $11.2 million increase in other operating expenses and interest expense.

The $863.5 million decrease in DAC and VOBA amortization expense was attributable to a $911.2 million decrease in current period amortization expense and interest on the DAC asset offset, by a $47.8 million decrease in unlocking adjustments related to changes in estimated gross profits.

The $89.6 million decrease in policyowner benefits was primarily due to a decrease in reserves for GMDB on variable annuity products related to changes in equity markets.

The $50.8 million decrease in interest credited was the result of higher average crediting rates, which increased interest credited by $27.0 million, and a decrease in capitalized interest, net of SIA amortization expense, related to certain fixed annuity products which increased interest credited by $26.4 million.  These increases were offset by lower average policyholder balances, which decreased interest credited by $45.8 million.  The interest credited for the nine-month periods ended September 30, 2011 includes an adjustment related to certain of the Company’s SPWL policy loan balances.  The adjustment did not have any impact on interest credited, net of reinsurance, due to the 100% funds-withheld reinsurance agreement with SLOC.

The $11.2 million increase in other operating expenses and interest expense was primarily due to a $4.6 million increase in interest expense and a $6.5 million increases in other operating expense related primarily to commissions.

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

The Company maintains reinsurance agreements with affiliates, including agreements with Sun Life Reinsurance (Barbados) No. 3 Corp. (“BarbCo 3”), an affiliate, and SLOC.  In its agreement with BarbCo 3, the Company cedes all the risks associated with certain in-force corporate and bank owned VUL and private placement VUL policies on a combination coinsurance, coinsurance with funds-withheld and a modified coinsurance basis.  In addition, the Company’s subsidiary, SLNY, has a reinsurance agreement with SLOC, under which SLOC will fund so-called “AXXX reserves,” attributable to certain UL policies sold by SLNY.  Under this agreement, SLNY cedes, and SLOC assumes, on a funds-withheld 90% coinsurance basis certain in-force policies.  Future new business also will be reinsured under this agreement.  For further details of these reinsurance agreements, refer to Note 6 of the Company’s condensed consolidated financial statements, presented in Part I, Item I of this quarterly report on Form 10-Q.

The following provides a summary of operations for the Individual Protection segment for the nine-month periods ended September 30, (in 000’s):

	2011	2010

Total revenues	$64,688	$43,035
Total benefits and expenses	73,969	38,563
(Loss) income before income tax (benefit) expense	(9,281)	4,472

Net (loss) income	$(5,863)	$3,026

Total revenues were $64.7 million and $43.0 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The $21.7 million increase in total revenues primarily resulted from increases of $23.7 million in fee and other income and $10.4 million in net investment income, offset by a decrease of $11.9 million related to embedded derivative income.

The increase of $23.7 million in fee and other income primarily resulted from decreases in fee income ceded and unearned revenue and an increase in separate account fees of $30.8 million, $11.6 million and $6.3 million, respectively, offset by a decrease in cost of insurance of $24.3 million.

The increase of $10.4 million in net investment income primarily resulted from a $9.1 million increase in the fair market value of securities in the trading portfolio.

The decrease of $11.9 million related to embedded derivative income resulted from changes in the embedded derivative liabilities associated with the segment’s reinsurance agreements with affiliates.

Total benefits and expenses were $74.0 million and $38.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The $35.4 million increase in benefits and expenses primarily resulted from other operating expenses, policyowner benefits and interest credited increasing by $18.1 million, $9.7 million and $5.5 million, respectively.

The $18.1 million increase in other operating expenses resulted primarily from an increase in commission expense, general expenses, and premium taxes of $11.8 million, $4.4 million, and $2.0 million, respectively.

The $9.7 million increase in policyowner benefits primarily resulted from an increase in death benefits, surrenders and maturities and actuarial reserves of $2.3 million, $3.8 million, and $3.6 million, respectively.

The $5.5 million increase in interest credited primarily resulted from an increase in account value as a result of an increase in deposits, offset by a decrease in withdrawals with the Company’s COLI and BOLI products.

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

The Company maintains through SLNY, a reinsurance agreement with SLHIC pursuant to which SLNY assumes the net risks associated with substantially all of the existing and future new business issued by SLHIC in New York.  In addition, SLNY and SLHIC are parties to a renewal rights agreement under which SLNY has exclusive rights to renew SLHIC in-force business assumed under the reinsurance agreement.

The following provides a summary of operations for the Group Protection Segment for the nine-month periods ended September 30, (in 000’s):

	2011	2010

Total revenues	$94,565	$96,555
Total benefits and expenses	82,818	90,982
Income before income tax expense	11,747	5,573

Net income	$7,656	$3,632

The Group Protection segment had pre-tax income of $11.8 million and $5.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  Total revenues for the nine-month period ended September 30, 2011 decreased by $(2.0) million in comparison to the nine-month period ended September 30, 2010.  The decrease in revenues resulted primarily from a $2.4 million decrease in net investment income, driven by a decrease in the group direct business.

Total benefits and expenses in 2011 decreased by $8.2 million as compared to 2010.  The decrease in benefits and expenses resulted primarily from a decrease in policyowner benefits of $6.3 million and a decrease in other operating expenses of $1.3 million.  The decrease in policyowner benefits resulted primarily from a $4.7 million decrease in death benefits and a $2.5 million decrease in health benefits, offset by a $0.7 million increase in actuarial reserves and an experience rating refund of $0.3 million.  The decrease in other operating expenses resulted primarily from a $2.2 million decrease in commissions, offset by a $0.6 million increase in general expenses and a $0.2 million increase in premium taxes.

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

The following provides a summary of operations for the Corporate Segment for the nine-month periods ended September 30, (in 000’s):
	2011	2010

Total revenues	$9,571	$(31,616)
Total benefits and expenses	6,298	15,127
Income before income tax expense	3,273	(46,743)

Net income	$2,040	$(35,912)

The Corporate Segment had a pre-tax income (loss) of $3.3 million and $(46.7) million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The $50.0 million increase in pre-tax income was primarily attributable to an increase in total revenues of $41.2 million and a decrease in total benefits and expenses of $8.8 million.  The $41.2 million increase in total revenues consists primarily of the following components:  increases of $10.1 million, $14.4 million, $9.3 million and $6.7 million in net investment income, net derivative income, net realized investment gains, and fee and other income, respectively.

The increase in net investment income of $10.1 million resulted primarily from an increase in allocation of net investment income to the operating segments of $13.2 million and limited partnership income of $6.0 million, offset by a decrease in interest income from available-for-sale bonds of $5.5 million.

The increase in net derivative income of $14.4 million was primarily related to an increase in the fair value of interest rate swaps as a result of changes in the applicable interest rates.

The increase in net realized investment gains of $9.3 million was primarily attributable to realized gains on available-for-sale fixed maturity securities and mortgages of $6.7 million and $2.7 million, respectively.

The $6.7 million increase in fee and other income is primarily related to an increase in the Sun Capital Trust Funds 12b-1 net assets of which the Company receives a percentage.

Benefits and expenses decreased by $8.8 million due to a $10.5 million decrease in interest expense, offset by a $1.6 increase in other operating expenses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluation.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

Financial Strength and Credit Ratings

Financial strength and credit ratings risk is the risk of a downgrade by rating agencies of the Company's financial strength and/or credit ratings.

Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under insurance policies.  On October 18, 2011, Moody's Investors Service placed the financial strength rating of Aa3 (Excellent) of the Company on review for possible downgrade.  On October 18, 2011, Standard and Poor’s kept the financial strength rating of AA- (Very Strong) for the Company and its subsidiary, SLNY, unchanged.  On October 26, 2011, A.M. Best placed the financial strength rating of A+ (Superior) the Company and SLNY under review with negative implications.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) Not applicable.

(b) Not applicable.

Item 6. Exhibits.

Index to exhibits:

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]
 Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, which is tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Assurance Company of Canada (U.S.) (Registrant)

November 14, 2011	/s/ Westley V. Thompson
Date	Westley V. Thompson, President, SLF U.S.
(Principal Executive Officer)

November 14, 2011	/s/ Larry R. Madge
Date	Larry R. Madge, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to exhibits:

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]
 Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, which is tagged as blocks of text.