Form 10-K
period 2011-12-31
Sun Life Assurance Co of Canada (U.S.)
filed 2012-03-29
CIK 745544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Registrant has 6,437 shares of common stock outstanding as of March 29, 2012, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2011

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

The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.  In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”), is authorized to transact business in the State of New York.  The business of the Company and its subsidiaries includes a variety of wealth accumulation products, protection products and institutional investment contracts.  These products include individual and group fixed and variable annuities, individual and group variable life insurance, individual universal life insurance, group life, group disability, group dental and group stop loss insurance and funding agreements.

On December 12, 2011, SLF announced the completion of a major strategic review of its businesses.  As a result of this strategic review, SLF announced that it would close its domestic U.S. variable annuity and individual life products to new sales effective December 30, 2011.  The decision to discontinue sales in these lines of business is based on unfavorable product economics which, due to ongoing shifts in capital markets and regulatory requirements, no longer enhance shareholder value.  This decision reflects SLF’s intensified focus on reducing volatility and improving the return on shareholders’ equity by shifting capital to businesses with superior growth, risk and return characteristics.

Existing legal, business and contractual requirements call for the Company to, among other things, continue accepting limited applications for (1) certain private placement variable annuities until mid-2012, and (2) new employees of corporate-owned life insurance (“COLI”) customers.  Subject to these and other existing obligations, the Company has ceased writing all other COLI new business effective January 31, 2012 and all other individual life and annuities new business effective December 31, 2011.  The Company, through its subsidiary, SLNY, will continue to offer group life, group disability, group dental and group stop loss insurance.

The decision to stop selling variable annuity and individual life products in the U.S. will not impact existing customers and their policies.  The Company will continue to provide quality service to its policyholders, while focusing on the profitability, capital efficiency and risk management of its in-force business.  The Company will continue to earn revenue and to provide policyholder benefits on its in-force business.

Of the one-time restructuring costs on a pre-tax basis associated with the discontinuation of these products lines in the U.S., $12.7 million was allocated to the Company.  The restructuring costs related primarily to employee severance and other employee benefits, which are expected to be paid in the form of future cash expenditures, as well as other costs.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Reinsurance

In the normal course of business, the Company and its subsidiaries reinsure portions of its life insurance, annuity and disability income exposure with both affiliated and unaffiliated companies using traditional indemnity reinsurance agreements.  The Company also reinsures, on a stop-loss basis with unaffiliated companies, the excess minimum death benefit exposure with respect to a portion of the Company’s variable annuity business.  The Company, as the ceding company, remains responsible for that portion of the policies reinsured under each of its existing agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim.  To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.  The Company assumes certain risks for certain group insurance contracts from an affiliate.  The Company also assumes certain risks for certain fixed annuity contracts from an unrelated company.

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

Investments

The Company’s consolidated total assets were $48.2 billion at December 31, 2011; 57.0% consisted of separate account assets, 24.2% were invested in bonds and similar securities, 3.5% in mortgage loans and real estate, 1.3% in policy loans, and the remaining 14.0% in cash and other assets.

Competition

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products.  Refer to Item 1A for explanation of the risk factors relating to the Company’s competitors.

A.M. Best Company, Inc. has assigned the Company and its subsidiary, SLNY, a financial strength rating of A+ (Superior) with a Stable outlook.  Moody’s Investor Service, Inc. has assigned the Company a financial strength rating of A3 with a Negative outlook.  Fitch Ratings has assigned a financial strength rating of A- (High Credit Quality) with a Negative outlook to SLF and its U.S. life insurance subsidiaries, which include the Company and SLNY.  Standard & Poor’s has assigned the Company and SLNY each a financial strength rating of BBB+ with a Stable outlook.  Refer to Item 1A for further details about the Company’s ratings.

Employees

Effective December 31, 2009, the Company transferred all of its employees to Sun Life Services, with the exception of 28 employees who were transferred to SLFD.

Effective December 31, 2009, the Company and Sun Life Services entered into an administrative services agreement, under which Sun Life Services provides human resources services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative, and other operational support functions) to the Company.  Pursuant to this agreement, the Company reimburses Sun Life Services for the cost of such services, plus an arms-length based profit margin to be agreed upon by the parties.

Prior to December 31, 2009, the Company and Sun Life Assurance Company of Canada (“SLOC”), an affiliate, had an administrative services agreement under which the Company provided to SLOC personnel and similar services as those noted above.  The Company was reimbursed for the cost of these services.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Employees (continued)

In January 2009, the Company undertook an action to reduce the Company’s cost structure and staffing levels due to the then current economic environment.  The Company severed 143 employees in connection with this initiative.

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

The annual statements include financial statements and exhibits prepared in conformity with statutory accounting principles, which differ from GAAP.  The laws of the respective state insurance departments require that insurance companies domiciled in the respective state prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners (the “NAIC’”) Accounting Practices and Procedures Manual, version effective March 2011, subject to any deviation prescribed or permitted by the Insurance Commissioner of the respective state.  The books and records of the Company and its insurance subsidiaries are subject to review or examination by their respective state departments of insurance at any time. Examination of their operations is conducted at periodic intervals.

Many states also regulate affiliated groups of insurers, such as the Company and SLOC, under insurance holding company laws.  Under such laws, inter-company transfers of assets and dividend payments involving an insurance company and one or more of its affiliates, among other things, may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies involved.  Under insurance guaranty fund laws in all states, insurers doing business in a given state can be assessed (up to prescribed limits) for policyholder losses incurred by another insolvent insurance company in that state.  However, most of these laws provide that an assessment may be waived or deferred if it would threaten an insurer’s own financial strength and many also permit the deduction of all or a portion of any such assessment from any future premium or similar taxes.  During the twelve month-period ended December 31, 2011, the Company recorded a $9.3 million accrual for guaranteed fund assessment.

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

In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (the “IRS”) announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  On May 30, 2010, the IRS issued an Industry Director Directive which makes it clear that IRS interpretations prior to Revenue Ruling 2007-54 should be followed until new regulations are issued. New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives.  For the years ended December 31, 2011 and 2010, the Company recorded tax benefits of $14.8 million and $11.5 million, respectively, related to the separate account DRD.

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

As part of its diversified investment strategy, the Company invests in foreign issued debts, which includes Europe.  The Company has a total exposure of $92.0 million to non-financial issuers from the stressed European Union (“EU”) countries, including Greece, Ireland, Italy, Portugal and Spain.  The Company does not have any exposure to sovereign debts and financial institutions from these EU countries.  Excluding the United Kingdom, the Company also has total exposure to other EU countries of $421.0 million, which includes $5.0 million and $114.0 million in exposure to sovereign debts and financial institutions, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Credit Risk (continued)

The Company purchases reinsurance for certain risks underwritten by its Wealth Management, Individual Protection and Group Protection operating segments.  Reinsurance does not relieve the Company of its direct liability to policyholders and accordingly, the Company bears credit risk with respect to its reinsurers.  Although the Company deals primarily with affiliates and highly-rated external reinsurers, a deterioration in their credit ratings or their insolvency or inability or unwillingness to make payments under the terms of their reinsurance agreement could have an adverse effect on the Company’s profitability and financial position.

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

Significant changes or volatility in interest rates and credit spreads could have a negative impact on certain of the Company’s insurance and annuity products, and adversely impact the expected pattern of redemptions (surrenders) on existing policies.  Rapid increases in interest rates and/or widening credit spreads may increase the risk that policyholders will surrender their contracts, forcing the Company to liquidate investment assets at a loss and accelerate recognition of certain acquisition expenses.  While the Company’s insurance and annuity products often contain surrender mitigation features, these may not be sufficient to fully offset the adverse impact of the underlying losses on asset sales.  Conversely, rapid declines in interest rates and/or narrowing credit spreads may result in increased asset calls, mortgage prepayments and net reinvestment of positive cash flows at lower yields.  Any of the events outlined above may have an adverse impact on the Company’s profitability and financial position.

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

Please refer to Part II, Item 7A of this annual report on Form 10-K for further discussion regarding Capital Adequacy Risk.

Financial Strength and Credit Ratings

Financial strength and credit ratings risk is the risk of a downgrade by rating agencies of the Company’s financial strength and/or credit ratings.

Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under insurance policies. On February 24, 2012, an independent rating agency, Standard and Poor’s, lowered its financial strength ratings of the Company and its subsidiary, SLNY, from A- to BBB+ with a Stable outlook.  On January 26, 2012, another rating agency, Moody’s Investors Service, Inc. announced it had downgraded the insurance financial strength rating of the Company to A3 from Aa3 with a Negative outlook.  On January 20, 2012, Fitch Ratings announced it had downgraded the Company and SLNY from AA- (Very High Credit Quality) to A- (High Credit Quality) with a Negative outlook.  These recent rating actions were based upon SLF’s announcement on December 12, 2011 to close its domestic U.S. variable annuity and individual life products to new sales effective December 30, 2011, as further described in Part I Item 1 of this annual report on Form 10-K.  A.M. Best Company, Inc. has kept the Company’s financial strength rating, A+ (Superior) with a Stable outlook, unchanged during 2011.

A material downgrade in the Company’s financial strength ratings could have an adverse effect on its financial condition and results of operations through loss of sales, higher levels of surrenders, withdrawals and policy terminations, higher reinsurance costs, and termination of derivatives contracts.

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

Investment performance, along with achieving and maintaining superior client services, is critical to the success of the Company’s Wealth Management segment.  In addition, poor investment performance by the Company’s Wealth Management segment could adversely affect redemptions and reduce the level of assets under management, potentially adversely impacting the Company’s revenues and profitability.

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

Reinsurance Markets

As part of its overall risk management strategy, the Company purchases reinsurance for certain risks underwritten by its various insurance businesses.  Reinsurance markets risk is the risk of financial loss due to adverse developments in reinsurance market conditions.  It also includes credit risk in respect of exposures ceded to reinsurance counterparties (see also Credit Risk section above).

Changes in reinsurance market conditions may adversely impact the availability and/or cost of maintaining existing or securing new requisite reinsurance capacity, with adverse impacts on the Company’s profitability.  This also could adversely affect the Company’s willingness and/or ability to maintain certain lines of business in the future.

Reinsurance does not relieve the Company’s insurance businesses of their direct liability to policyholders and accordingly, the Company bears credit risk with respect to its reinsurers.  Although the Company deals primarily with affiliated and highly-rated third-party reinsurers, deterioration in their credit ratings or their insolvency, inability or unwillingness to make payments under the terms of their reinsurance agreement could have an adverse effect on the Company’s profitability and financial position.

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

In addition, the Company’s decision to discontinue the sales of its variable annuity and individual life products, as described in Part I Item 1 of this annual report on Form 10-K, could result in increased surrenders.

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

Competition

Competition from financial services companies, including banks, mutual fund companies, financial planners, insurance companies and other providers is intense and could adversely impact the Company’s business.  In addition, the Company’s decision to discontinue the sales of its variable annuity and individual life products, as described in Part I Item 1 of this annual report on Form 10-K, may result in increased competition.

The businesses in which the Company engages are highly competitive, with several factors affecting the Company’s business, including price and yields offered, financial strength ratings, range of product lines and product quality, claims-paying ratings, brand strength and name recognition, investment management performance, historical dividend levels and the ability to provide value-added services to distributors and customers.  In certain markets, some of the Company’s competitors may be superior to the Company on one or more of these factors, such as the strength of distribution arrangements or the ability to offer a broader array of products.

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

Information System Security and Privacy/ System and Control Failure

A serious security breach of the Company’s systems or the information stored, processed or transmitted on these systems could damage the Company’s reputation or result in liability.  The Company may be vulnerable to physical break-ins, computer viruses and other types of malicious software, cyber-attacks, system break-ins by hackers, programming and/or human errors, fraud or similar disruptive problems.  There also is a risk that certain internal controls could fail due to human or system error, which could create and/or exacerbate the consequences from such events.  Such events could have an adverse effect on the Company’s results of operations and reputation.

The Company retains data used for business transactions and financial reporting, as well as personal information about its customers in its computer and other record retention systems.  It also provides customers with on-line access to certain products and services.  Although the Company has implemented extensive security measures to safeguard the confidentiality, integrity and availability of information, it is not possible to fully eliminate security and privacy risk.

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

Dependence on Third-Party Relationships

Dependence on third-party relationships is the risk that third-parties (e.g., key service providers, entities to which the Company has outsourced certain functions) do not provide the contracted service at the cost and quality levels expected.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Attracting and Retaining Talent

Attracting, retaining and maintaining the engagement of qualified employees, including executives, sales representatives and employees with business critical skills is challenging in the current economic environment.  The Company’s ability to achieve its business objectives, including operational, financial and growth goals could be adversely affected if Sun Life Services is unable to attract, retain and engage qualified employees, sales representatives and executives.

Environmental Risk

Environmental risk is the potential for financial or reputation loss arising from an adverse environmental event (e.g., a toxic spills) and may arise from the Company’s direct ownership of property, or from loans, bonds or equity securities in which the Company has invested.

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

Item 4. Mine Safety Disclosures

Not applicable.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a direct wholly-owned subsidiary of the Parent and there is no market for its common stock.  The Company paid a return of capital to the parent of $300.0 million during the year ended December 31, 2011.  The Company did not pay any dividend or return of capital to the Parent during the year ended December 31, 2010.  The Company distributed all of the issued and outstanding common stock of Sun Life Vermont in the form of a dividend to the Parent on December 31, 2009.  There are legal limitations governing the extent to which the Company may pay dividends as discussed in Note 18 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.

Item 6. Selected Financial Data.

Omitted pursuant to Instruction I(2)(a) to Form 10-K.  Please refer to Part II, Item 7 of this annual report on Form 10-K for management’s narrative analysis of results of operations.

Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Pursuant to Instruction I (2)(a) to Form 10-K, the Company elects to omit Management’s Discussion and Analysis of Financial Position and Results of Operations.  Below is management’s narrative analysis of the Company’s results of operations explaining the reasons of material changes in the Company’s consolidated statements of operations between the years ended December 31, 2011 and December 31, 2010.

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

Deferred Policy Acquisition Costs and Sales Inducement Asset

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to deposit-type contracts, primarily deferred annuity and universal life (“UL”) are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized and unrealized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.

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

Investments – Derivatives

The Company uses derivative financial instruments for risk management purposes to economically hedge against specific interest rate risk, to economically hedge guaranteed benefits in its variable products, to alter investment exposures arising from mismatches between assets and liabilities, and to minimize the Company’s exposure to fluctuations in interest rates, foreign currency exchange rates and equity market conditions.  The primary types of derivatives held by the Company include interest rate and foreign currency swap agreements, swaptions, call/put options, foreign currency forwards and futures.  The Company also records derivatives for certain guaranteed benefits embedded in variable and fixed indexed annuity products at fair value.  The Company does not employ hedge accounting treatment.  The Company believes that these derivatives provide economic hedges against the risks noted and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” is not justified.  As a result, the unrealized gains and losses are recognized immediately as derivative income or loss.  Changes in the level of interest rates or equity markets will cause the value of these derivatives to change.  Since a portion of the liabilities that are being hedged are not carried at fair value, the changes in the fair value of the derivatives will cause fluctuation in the reported earnings from period to period as foreign currency exchange rates, equity markets and interest rate change.

The Company issues annuity contracts, guaranteed investment contracts (“GICs”) and certain funding agreements that contain derivative instruments that are embedded in the contract.  Upon issuing the contract, the embedded derivative is separated from the host contract (annuity or GIC) and is carried at fair value.

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

The following table presents the fair value of assets and liabilities, as categorized in the Company’s fair value hierarchy as of December 31, 2011 (in 000’s):

	Total Fair Value	Percentage of Total Fair Value
Assets
Quoted prices in active markets for identical assets or liabilities (“Level 1”)	$24,183,222	58.6%
Measured using observable inputs (“Level 2”)	16,306,434	39.6
Measured using unobservable inputs (“Level 3”)	758,830	1.8
Total assets measured at fair value on a recurring basis	$41,248,486	100.0%

Liabilities
Level 1	$57,103	3.1%
Level 2	369,106	19.9
Level 3	1,426,035	77.0
Total liabilities measured at fair value on a recurring basis	$1,852,244	100.0%

The following table presents the fair value of assets and liabilities, as categorized in the Company’s fair value hierarchy as of December 31, 2010 (in 000’s):

	Total Fair Value	Percentage of Total Fair Value
Assets
Level 1	$25,132,229	57.9%
Level 2	17,530,772	40.3
Level 3	784,086	1.8
Total assets measured at fair value on a recurring basis	$43,447,087	100.0%

Liabilities
Level 1	$62,817	10.5%
Level 2	374,364	62.6
Level 3	161,243	26.9
Total liabilities measured at fair value on a recurring basis	$598,424	100.0%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement (continued)

The following table presents the fair value of Level 3 assets and liabilities as a percentage of total assets and liabilities measured at fair value as of December 31, 2011 (in 000’s):

	Level 3	Total Fair Value	Percentage of Total Fair Value
Assets
Available-for-sale fixed maturity securities	$9,000	$1,402,525	0.6%
Trading fixed maturity securities	358,910	10,280,536	3.5
Derivative investments - receivable and other assets	14,445	1,433,132	1.0
Separate account assets	376,475	28,132,293	1.3
Total assets measured at fair value on a recurring basis	$758,830	$41,248,486	1.8%

Liabilities
Other policy liabilities	$1,408,312	$1,516,277	92.9%
Derivative instruments - payable and other liabilities	17,723	335,967	5.3
Total liabilities measured at fair value on a recurring basis	$1,426,035	$1,852,244	77%

The following table presents the fair value of Level 3 assets and liabilities as a percentage of total assets and liabilities measured at fair value as of December 31, 2010 (in 000’s):

	Level 3	Total Fair Value	Percentage of Total Fair Value
Assets
Available-for-sale fixed maturity securities	$3,193	$1,495,923	0.2%
Trading fixed maturity securities	409,188	11,467,118	3.6
Derivative investments - receivable and other assets	22,128	1,789,479	1.2
Separate account assets	349,577	28,694,567	1.2
Total assets measured at fair value on a recurring basis	$784,086	$43,447,087	1.8%

Liabilities
Other policy liabilities	$133,902	$175,174	76.4%
Derivative instruments - payable and other liabilities	27,341	423,250	6.5
Total liabilities measured at fair value on a recurring basis	$161,243	$598,424	26.9%

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement (continued)

With regard to the assets included in Level 3, the Company’s fixed maturity securities are made up primarily of asset-backed securities (“ABS”) including collateralized debt obligations, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), foreign government and agency securities and corporate securities.  During the year ended December 31, 2011, the Company transferred approximately $171.7 million and $(164.7) million of assets into and (out) of Level 3.  The $164.7 million of assets that were transferred out of Level 3 was primarily due to improvements in the level of observability of inputs used to price certain trading fixed maturity securities and fixed income investments.  Approximately $22.3 million of the market gains included in earnings for the twelve-month period ended December 31, 2011 were primarily related to RMBS and foreign government & agency securities which were classified as held-for-trading and were measured using significant unobservable inputs.  Approximately $60.8 million of the market gains included in earnings for the twelve-month period ended December 31, 2010 were primarily related to ABS, RMBS, CMBS and corporate securities which were classified as held-for-trading and were measured using significant unobservable inputs.

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

Derivative Financial Instruments

In determining the fair value of the Company’s derivative financial instruments, including swaps and options, the Company considers counterparty credit risk, as well as its own credit risk.  In order to mitigate credit risk exposure, the Company transacts with counterparties that have a similar rating as the Company, prices its derivative liabilities based on its own credit rating, and generally holds collateral support agreements to limit its net derivative exposure with each counterparty.

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

The derivative instrument receivable included in Level 3 relates to certain equity cliquet options.  At December 31, 2011 and 2010, the value of these options was $5.2 million and $13.8 million, respectively.  The derivative instrument payable included in Level 3 relates to the Company’s agreement with Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”) (see Note 4 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for a discussion of the CARS Trust).  At December 31, 2011 and 2010, the value of the derivative instrument payable held in Level 3 was $17.7 million and $27.3 million, respectively.  Approximately $9.6 million and $7.0 million of the market gains included in earnings for the years ended December 31, 2011 and 2010, respectively, were related to Level 3 derivative instruments, which were measured using significant unobservable inputs.

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

Credit Standing Adjustment - This component makes an adjustment that market participants would make to reflect the non-performance risk associated with the embedded derivatives.  The adjustment is based on the published credit spread for A- rated corporate bonds, which have ratings that are equivalent to the rating of the Company.

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

At December 31, 2011 and 2010, the value of embedded derivative liabilities held in Level 3 was $1,408.3 million and $133.9 million, respectively.

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

The following table presents the fair value of fixed maturity securities by pricing source and the categorization in the Company’s fair value hierarchy as of December 31, 2011 (in 000’s).

	Level 1	Level 2	Level 3	Total	Percentage of Total Fair Value
Priced via third-party pricing services	$ 710,396	$ 9,550,071	$ 20,392	$ 10,280,859	88.0%
Priced via independent broker quotes	-	-	231,051	231,051	2.0
Priced via pricing models	-	1,054,684	116,467	1,171,151	10.0
Total	$ 710,396	$ 10,604,755	$ 367,910	$ 11,683,061	100.0%

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Fixed Maturity Securities (continued)

At December 31, 2011, $263.0 million of structured securities classified as ABS, RMBS and CMBS, were classified as Level 3, representing 71.5% of the Company’s total Level 3 fixed maturity securities and 15.3% of the total structured securities at December 31, 2011.

At December 31, 2010, $263.8 million of structured securities were classified as Level 3, representing 64.0% of the Company’s total Level 3 fixed maturity securities and 12.0% of the total structured securities at December 31, 2010.

For privately-placed fixed maturity securities, fair values are estimated using a fair value model, which takes into account credit spreads for a variety of public and private securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately placed fixed maturity securities are also priced using market prices or dealer quotes.  The Company’s ability to liquidate positions in privately-placed fixed securities could be impacted to a significant degree by the lack of an actively traded market.  Although the Company believes that its estimates reasonably reflect the fair value of those instruments, its key assumptions about risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

The Company’s fixed maturity securities are classified as either trading or as available-for-sale.  The changes in fair value of trading securities are recorded as a component of net investment income.  The changes in fair value of available-for-sale securities are recorded in other comprehensive income.  Securities which the Company has elected to measure at fair value under FASB ASC Topic 825, “Financial Instruments,” are classified as trading securities.  Although classified as trading securities, the Company’s intent is  not to sell these securities in the near term.

The Company validates the prices obtained from its third-party pricing services quarterly through a variety of methods, including subjecting prices to a tolerance range based on market conditions.  The Company performs further testing on those securities whose prices do not fall within the pre-established tolerance range.  This testing includes looking at specific market events that may affect pricing or obtaining additional information or new prices from a third-party pricing service.  In addition, the Company makes a selection of securities from its portfolio and compares the price received from its third-party pricing services to an independent source, creates option adjusted spreads for each security, or obtains additional broker quotes to corroborate the current market price.  At December 31, 2011, the Company found no material variances between the prices received from third-party pricing sources and the results of its testing.

The Company discontinues the accrual of income on its holdings for issuers that are in default. Investment income would have increased by $2.1 million and $4.6 million for the years ended December 31, 2011 and 2010, respectively, if these holdings were performing.  As of December 31, 2011 and 2010, the fair market value of holdings for issuers in default was $19.6 million and $53.9 million, respectively.

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

➢
Reserves held for product guarantees on variable annuity products, such as guaranteed minimum death benefits, are equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest, less contract benefit payments;

➢
Reserves for UL contracts which are held for the coverage of guaranteed benefits (such as riders, conversions from group policies and benefits provided under market conduct settlements) that are greater than the policy account value; and

➢	Reserves held for group life and health contracts are calculated using standard actuarial methods recognized by the American Academy of Actuaries.

Contractholder deposit funds consist of policy values that accrue to the holders of UL-type contracts and investment-related products such as deferred annuities, single premium whole life (“SPWL”) policies, GICs, funding agreements and embedded derivatives related to certain annuity contracts and reinsurance agreements.  The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, partial withdrawals and surrenders.  The liabilities are not reduced by surrender charges.

Income Taxes

The Company accounts for current and deferred income taxes and recognizes reserves for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”

Under the applicable asset and liability method for recording deferred income taxes, deferred taxes are recognized when assets and liabilities have different values for financial statement and tax reporting purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company’s differences between the bases of assets and liabilities used for financial statement versus tax reporting primarily result from actuarial liabilities, policy acquisition expenses, unrealized gains and losses on investments, and net operating loss (“NOL”) carryforwards, as well as capital loss carryforwards.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULTS OF OPERATIONS

The twelve-month period ended December 31, 2011 as compared to the twelve-month period ended December 31, 2010:

Net Income

The Company’s net (loss) income was $(103.1) million and $134.3 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The significant changes are discussed below.

REVENUES

Total revenues were $524.9 million and $1,914.2 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  Changes in the components of total revenues are discussed below:

Premium and annuity considerations - were $137.4 million and $136.2 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.

Net investment income - was $727.6 million and $1,390.2 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  Investment income, excluding the mark-to-market of the trading portfolio, net realized losses related to trading securities, partnership income and ceded investment income, was $607.7 million and $861.4 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The decrease of $253.7 million during 2011, as compared to 2010, was the result of lower average investment yields which decreased investment income by $134.6 million, as well as lower average invested assets which decreased investment income by $119.1 million.

Investment income related to the mark-to-market of the trading portfolio, net realized losses and limited partnership income was $94.9 million and $604.6 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The Company recorded $186.6 million of investment income during the twelve-month period ended December 31, 2011, as compared to $674.2 million during the twelve-month period ended December 31, 2010, related to changes in the market value of the trading portfolio during the respective periods.  The $487.6 million decrease in unrealized gains was primarily attributable to increased sales of trading fixed maturity securities during the twelve-month period ended December 31, 2011, as compared to the same period in 2010, resulting in a over $1.0 billion decrease in the Company’s trading portfolio.  The increase in sales of trading fixed maturity securities in 2011 was primarily due to the need for cash to pay off certain of the Company’s notes that matured during the year and to pay a return of capital to the Parent.  The impact of increased sales was partially offset by an increase in unrealized gains related to a decrease in U.S. Treasury rates in 2011 as compared to 2010.  The Company also recognized $(94.6) million and $(67.3) million of realized losses during the twelve-month periods ended December 31, 2011 and 2010, respectively.  The $(27.3) million increase in realized losses was primarily due to a losses recognized on the sale of bonds from the trading portfolio, offset by lower write-downs recognized during the twelve-month period ended December 31, 2011, as compared to same period in 2010.  The $487.6 million change in the trading portfolio was slightly offset by a $5.2 million increase in the fair value of the Company’s limited partnership investments in 2011, as compared to 2010.

Investment income on funds-withheld reinsurance portfolios is included as a component of net investment income in the Company’s consolidated statements of operations.  The Company ceded net investment (loss) income of $(25.2) million and $75.6 million for the twelve-month periods ended December 31, 2011 and 2010, respectively, in connection with the funds-withheld reinsurance agreements between the Company and certain of its affiliates related to the Company’s SPWL and certain of its UL policies.  The $(25.2) million net investment loss ceded during the twelve-month period ended December 31, 2011 includes a $113.3 million decrease in net investment income ceded due to an interest rate adjustment on certain of the Company’s SPWL policy loan balances processed during the period.  The adjustment did not have any impact on net investment income, net of reinsurance, reported in the Company’s consolidated statement of operations because the SPWL block is 100% reinsured by SLOC on a funds-withheld basis.  For further details of this adjustment, refer to Note 8 of the Company’s consolidated financial statements, presented in Part II, Item 8 of this annual report on Form 10-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Net derivative loss - was $(988.1) million and $(149.3) million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The Company’s realized and unrealized gains and losses by derivative type for the twelve-month periods ended December 31 consisted of the following (in 000’s):

	2011	2010

Interest rate contracts	$270,885	$(122,712)
Foreign currency contracts	(50,493)	(16,206)
Equity contracts	(58,110)	(26,734)
Credit contracts	9,619	7,008
Futures contracts	122,649	(217,428)
Embedded derivatives	(1,282,620)	226,782
Net derivative loss	$(988,070)	$(149,290)

The $(838.8) million increase in net derivative loss for the twelve-month period ended December 31, 2011, as compared to the same period in 2010, was primarily due to a $(1,509.4) million increase in net unrealized losses related to embedded derivatives and a $(65.7) million increase in losses related to foreign currency and equity contracts.  These changes were partially offset by a $340.1 million increase in gains related to futures contracts and a $393.6 million increase in net unrealized gains related to interest rate contracts in 2011 relative to 2010.

The $(1,509.4) million increase in embedded derivatives net unrealized losses was primarily due to an increase in the fair value liability for guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”) on certain of the Company’s variable annuity products during the twelve-month period ended December 31, 2011, as compared to decrease in the fair value of the GMAB and GMWB liabilities during the same period in 2010.  The increase in the liability for GMAB and GMWB during the twelve-month period ended December 31, 2011 resulted from updates to projected benefits primarily related to changes in interest rates, an increase in market volatility and assumption changes.  The decrease in the GMAB and GMWB liabilities during the twelve-month period ended December 31, 2010 was primarily due to an increase in equity markets and lower market volatility during the period.

Out of the $(65.7) million losses related to foreign currency and equity contracts, $(34.3) million relates to foreign currency contracts.  The foreign currency loss was primarily due to changes in fair value of the Company’s European Medium Term Note structured product which was a GIC that matured in 2011.  The remaining $(31.4) million loss related to equity contracts which was primarily due to changes in fair value of equity options held and the expiration of out-of-the-money equity options.

The $340.1 million increase in net derivative gains in futures contracts for the twelve-month period ended December 31, 2011 primarily related to the Company’s short exposure to the change in equity markets.  Certain equity markets decreased during the year ended December 31, 2011, which resulted in an increase in net gains during the period.  However, equity markets increased during the same period in 2010 resulting in losses for the twelve-month period ended December 31, 2010.  The Company’s derivative instruments portfolio includes short future positions to hedge against potential adverse movements in the stock market.  For discussion of the Company’s short contracts, refer to Note 4 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.

The $393.6 million increase in net unrealized gains related to interest rate contracts for the twelve-month period ended December 31, 2011 was primarily due to changes in the fair value of interest rate swaps resulting from changes in notional amounts, duration and the overall swap curve.  The increase in the fair value of interest rate swap agreements for the twelve-month period ended December 31, 2011, as compared to the twelve-month period ended December 31, 2010, was primarily the result of the downward shift in applicable interest rates.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Net realized investment gains, excluding impairment losses on available-for-sale securities - were $39.6 million and $27.0 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The $39.6 million realized gains during the twelve-month period ended December 31, 2011 were primarily attributable to a $65.3 million realized gains on sales of available-for-sale fixed maturity securities, offset by a $(23.1) million loss primarily related to impairment charges on certain of the Company’s mortgage loan assets and a $(2.6) million loss due to net provisions for estimated losses on mortgage loans.  The $27.0 million realized gains during the twelve-month period ended December 31, 2010 were primarily attributable to $37.4 million gain on sales of available-for-sale fixed maturity securities, offset by an $(11.0) million loss related to net provisions for estimated losses on mortgage loans.

Fee and other income – were $608.4 million and $511.0 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  Fee and other income consist primarily of mortality and expense charges, rider fees, surrender charges and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contract.  Mortality and expense charges and rider fees combined were $425.5 million and $385.2 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  Variable product fees represented 1.55% and 1.56% of the average variable annuity separate account balances for the twelve-month periods ended December 31, 2011 and 2010, respectively.  Average separate account assets were $27.4 billion and $24.7 billion for the twelve-month periods ended December 31, 2011 and 2010, respectively.

Surrender charges represent revenues earned on the early withdrawal of fixed, fixed index, variable annuity, UL and variable universal life (“VUL”) policyholder balances.  Surrender charges on fixed, fixed index and variable annuities, UL and VUL surrenders generally are assessed at declining rates applied to policyholder surrenders during the first four to ten years of the contract.  Total surrender charges were $17.7 million and $16.2 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.

Other income represents fees charged for the cost of insurance, investment advisory services, asset participation fees, benefit fees and administrative service fees.  Other income was $165.2 million and $109.6 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The $55.6 million increase in 2011, as compared to 2010, was primarily due to a $42.9 million increase in benefit fees and administrative services fees from affiliates, a $6.6 million increase in income related to a smaller increase in unearned revenue liabilities in 2011, as compared to 2010, and a $6.2 million increase in cost of insurance fees.  The increase in benefit fees was attributable to an increase in the sale of certain variable annuity products with optional living benefit features.  These benefit fees are based on benefits not the market value of the related assets.

BENEFITS AND EXPENSES

Total benefits and expenses were $708.7 million and $1,708.7 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The decrease of $1.0 billion was primarily due to the following:

Interest credited - to policyholders was $424.2 million and $401.8 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The increase of $22.4 million was primarily due to an increase in capitalized interest, net of SIA amortization expense related to certain fixed annuity products, which increased interest credited by $54.8 million, and a higher average crediting rate which increased interest credited by $31.3 million.  This increase was partially offset by lower average policyholder balances, which decreased interest credited by $63.7 million.

The Company’s interest credited for the twelve-month period ended December 31, 2011 decreased by $113.3 million due to policy reinstatements and an interest rate adjustment on certain of the Company’s SPWL policy loan balances during the period.  The adjustment did not have any impact on interest credited, net of reinsurance, reported in the Company’s consolidated statement of operations as the SPWL block is 100% reinsured by SLOC on a funds-withheld basis.  For further details of this adjustment, refer to Note 8 of the Company’s consolidated financial statements, presented in Part II, Item 8 of this annual report on Form 10-K.

Interest expense - was $47.2 million and $51.8 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The $4.6 million decrease was primarily due to a decrease in interest expense related to unrecognized tax benefits during the twelve-month period ended December 31, 2011, as compared to the twelve-month period ended December 31, 2010 along with the maturity and payment of certain of the Company’s demand notes to affiliates in 2011.  For further details on the maturity and payment of the demand notes, refer to Note 3 of the Company’s consolidated financial statements, presented in Part II, Item 8 of this annual report on Form 10-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Policyowner benefits - were $134.4 million and $239.8 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The $105.4 million decrease in 2011 as compared to 2010, was primarily due to a $122.9 million decrease in SIA amortization and deferrals related to certain variable annuity products and a $10.2 million decrease in annuity payments, offset by a $22.0 million increase in benefits related to an increase in liabilities for group pension and annuities in payout phase, and a $6.0 million increase related to health benefits.  The decrease in SIA amortization was primarily due to a decrease in actual gross profits attributable to an increase in the fair value of GMAB and GMWB liabilities during the twelve-month period ended December 31, 2011, as compared to the same period in 2010.  The increase in group pension and annuity payout liabilities was primarily due to loss recognition associated with lower yields on the underlying assets.

Amortization of DAC - DAC relates to the costs of acquiring new business, which vary with and are primarily related to the production of new business.  Such acquisition costs include commissions, costs of policy issuance and underwriting, and selling expenses.  DAC amortization expense was $(276.3) million and $663.2 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The $(939.5) million change in amortization expense during the twelve-month period ended December 31, 2011, as compared to the twelve-month period ended December 31, 2010, was primarily attributable to a $(1,295.3) million decrease in amortization expense, net of interest on the DAC asset and a $(99.4) million decrease in loss recognition charges, partially offset by a $455.2 million increase in unlocking adjustments.

The $(1,295.3) million decrease in current period amortization expense net of interest was primarily due to a decrease in actual gross profits in 2011 relative to 2010.  The decrease in actual gross profits during the twelve-month period ended December 31, 2011 primarily related to an increase in the liabilities held for guaranteed minimum benefits on certain variable annuity products, resulting in negative amortization expense.  The increase in the guaranteed minimum benefit reserves was primarily attributable to the change in interest rates and assumption changes during the twelve-month period ended December 31, 2011.  During the twelve-month period ended December 31, 2010, actual gross profits increased primarily due to an increase in the fair value of fixed maturity securities held in the trading portfolio which was partially offset by a smaller increase in guaranteed minimum benefit reserves, resulting in positive amortization expense.

The Company tests its DAC asset for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP liability, net of DAC, to the present value of future expected gross profits or gross premium reserves.  As a result of the test, the Company recorded loss recognition charges of $18.3 million and $117.7 million to amortization expense in the Wealth Management segment for the years ended December 31, 2011 and 2010, respectively.

These decreases were offset by a $455.2 million increase in unlocking adjustments due primarily to updates to profitability projections resulting from actual changes to in-force policies and assumption changes related to certain fixed annuity products gross profit valuations.  At December 31, 2011, the total present value of the gross profit for the largest cohort of the Company’s fixed annuities was negative resulting in a $487.2 million decrease in DAC asset during the twelve-month period ended December 31, 2011.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Amortization of VOBA and VOCRA - relates to the actuarially-determined value of in-force business from the Company’s acquisition of Keyport Life Insurance Company (“Keyport”) and agreements between Sun Life and Health Insurance Company (U.S.) (“SLHIC”), an affiliate, and SLNY, under which SLNY agreed to assume direct responsibility for all sales and administration of existing and new business issued by SLHIC in New York (collectively the “SLHIC to SLNY asset transfer”).  This amount is amortized in proportion to the projected emergence of profits or premium income over the estimated lives of the underlying contracts.  Amortization was $28.9 million and $33.9 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The $5.0 million decrease was primarily due to a $28.1 million decrease in current year amortization, net of interest on VOBA assets for certain fixed annuity products, offset by a $23.1 million increase in unlocking adjustments during the twelve-month period ended December 31, 2011, as compared to same period in 2010.

The Company tests its VOBA and VOCRA assets for future recoverability and has determined that the asset was not impaired at December 31, 2011 and 2010.

Other operating expenses - were $350.3 million and $318.2 million for the twelve-month periods ended December 31, 2011 and 2010, respectively. The $32.1 million change in 2011, as compared to 2010, was primarily due to a $10.4 million increase in non-deferrable commission expense related to a decrease in ceded commission expense on certain UL policies and a $18.2 million increase in other operating expenses primarily due to severance and other restructuring costs related to the discontinued sales of the Company’s variable annuity and individual life products, as well as an accrual recorded in 2011 for certain guarantee fund assessments.  The remaining $3.5 million was attributable to an increase in premium taxes.  Refer to Part, I Item 1 of this annual report on Form 10-K for further discussion regarding the Company’s decision to discontinue the sale of variable annuity and individual life products.

Income tax (benefit) expense - was $(80.7) million and $71.2 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The effective tax rates for the same periods were 43.9% and 34.7%, respectively. The effective tax rate for the year ended December 31, 2011 differs from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account DRD, tax credits and true-up adjustments for prior years.  The effective tax rate for the year ended December 31, 2010 differs from the U.S. federal statutory tax rate of 35% primarily due to tax benefits from the separate account DRD and tax credits offset by true-up adjustments for prior years.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Results of Operations by Segment

The Company’s net (loss) income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of net income from operations by segment.

Wealth Management Segment

The Wealth Management segment consists of retirement-oriented annuity products that provide fixed, indexed or variable returns to policyholders.  Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement.  Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a source of income in the payout period.  The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income.  This segment also markets funding agreements to both related and unrelated third parties.

The segment’s principal products are described below for the years ended December 31, 2011 and 2010:

Variable Annuities - Variable annuities offer a selection of underlying investment alternatives that may satisfy a variety of policyholder risk/return objectives.  Under a variable annuity, the policyholder has the opportunity to select separate account investment options (consisting of underlying mutual funds), which pass the investment risk directly to the policyholder in return for the potential of higher returns.  Variable annuities also include guaranteed fixed interest options and benefits.  The Company has several different variable annuity products that offer various separate account investment choices, depending on the product, and guaranteed fixed interest options.  Effective December 30, 2011, the Company discontinued the sales of its variable annuity products.  Refer to Part I, Item 1 of this annual report on Form 10-K for further details.

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

In 1997, the Company discontinued the marketing of group pension products in the United States.  Although these products are not currently sold in the U.S., the Company administers an in-force block of U.S. group retirement business.  A significant portion of these pension contracts are non-surrenderable, resulting in limited liquidity exposure to the Company.

The Company issued floating rate funding agreements to its affiliates, Sun Life Financial Global Funding III, L.L.C. (“LLC III”), Sun Life Financial Global Funding II, L.L.C. (“LLC II”), and Sun Life Financial Global Funding, L.L.C. (“LLC”).  The floating rate funding agreements issued to LLC matured on July 6, 2010, and the floating rate funding agreements issued to LLC II matured on July 6, 2011.  The impact of these funding agreements and the detail of payments to LLC and LLC II are described in Note 3 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

Other - The Wealth Management segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.3 billion and $1.5 billion of at December 31, 2011 and 2010.  This entire block of business is reinsured on a funds-withheld, coinsurance basis with SLOC.  The impact of the SPWL reinsurance agreement on the Company’s financial statements is discussed in Note 8 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.

The Company marketed its annuity products through an affiliated wholesale distribution organization, SLFD, and through a variety of unaffiliated retail and wholesale organizations, including securities brokers, financial institutions, insurance agents and financial advisers.

The Company has an agreement with the CARS Trust, whereby the Company is the sole beneficiary of the CARS Trust.  The Company has consolidated the CARS Trust in accordance with ASC Topic 810, “Consolidation,” and reports the trust in the Wealth Management segment.  The impact of this agreement on the Company’s financial statements is discussed in Note 4 of the Company’s consolidated financial statements presented in Part II, Item 8 of this annual report on Form 10-K.

The following is a summary of operations for the Wealth Management segment for the years ended December 31, (in 000’s):

	2011	2010

Total revenues	$312,953	$1,760,979
Total benefits and expenses	491,572	1,514,754
(Loss) income before income tax (benefit) expense	(178,619)	246,225

Net (loss) income	$(98,818)	$162,975

Separate account assets	$20,221,425	$19,685,774
General account assets	17,688,786	19,453,702
Total assets	$37,910,211	$39,139,476

The Wealth Management segment had pre-tax (loss) income of $(178.6) million and $246.2 million for the years ended December 31, 2011 and 2010, respectively.  The significant changes are discussed below.

Total revenues were $313.0 million and $1,761.0 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The $1,448.0 million change was primarily due to decreases of $817.4 million in net derivative income, $711.0 million in net investment income and $12.6 million in net realized investment gains in 2011, as compared to 2010.  These decreases were offset by an $88.8 million increase in fee and other income, and a $4.2 million increase in premiums and annuity considerations.

The $817.4 million decrease in net derivative income in 2011, as compared to 2010, primarily related to a $(1,472.9) million increase in net unrealized losses related to embedded derivatives due to an increase in the fair value of GMAB and GMWB liabilities and a $(65.7) million increase in losses related to foreign currency and equity contracts, offset by $719.2 million in gains related to futures contracts and interest rate contracts in 2011 relative to 2010.  The gains in futures related to the Wealth Management segment’s short exposure to the change in equity markets in 2011, as compared to 2010.  The gains in interest rate contracts were primarily due to changes in the fair value of interest rate swaps resulting from changes in notional amounts, duration and the overall swap curve.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Wealth Management Segment (continued)

The decrease of $711.0 million in net investment income resulted primarily from a $520.5 million decrease in the fair market value of fixed maturity securities in the Wealth Management segment’s trading portfolio in 2011, as compared to 2010.  This decrease in the fair market value was primarily due to increased sales of trading fixed maturity securities during the twelve-month period ended December 31, 2011, as compared to the same period in 2010, resulting in an approximately $1.0 billion decrease in the Wealth Management segment’s trading portfolio.  The decrease in net investment income also resulted from lower average investment yields and invested assets which decreased investment income by $271.3 million in 2011, as compared to 2010.  These decreases were partially offset by a $98.4 million increase in investment income related to a decrease in net investment ceded during the twelve-month period ended December 31, 2011, as compared to 2010.  The net investment income ceded during twelve-month period ended December 31, 2011 includes an interest rate adjustment on certain of the Company’s SPWL policy loan balances during the period.

The decrease of $12.6 million in net realized investment gain during the twelve-month period ended December 31, 2011, as compared to the same period in 2010, was primarily due to impairment charges on certain of the Wealth Management segment’s mortgage loan assets.

The $88.8 million increase in fee and other income was primarily due to increases in mortality and expense charges, rider fees and 12b-1 fees which related to an increase in the average variable annuity separate account balances during the twelve-month period ended December 31, 2011, as compared to the twelve-month period ended December 31, 2010.  The increase was also due to increased benefit fees attributable to an increase in the sales of certain variable annuity products with optional living benefit features.

Total benefits and expenses were $491.6 million and $1,514.8 million for the twelve-month periods ended December 31, 2011 and 2010, respectively.  The decrease of $1,023.2 million was primarily due to decreases of $936.0 million and $114.0 million related to DAC and VOBA amortization expense and policyowner benefits, respectively, offset by increases of $19.6 million, $4.1 million and $3.1 million related to interest credited, interest expense and other operating expenses, respectively.

The $936.0 million decrease in DAC and VOBA amortization was attributable to a $1,422.6 million decrease in amortization expense and interest.  The change in amortization expense was primarily due to a decrease in actual gross profits during the twelve-month period ended December 31, 2011, as compared to the twelve-month period ended December 31, 2010.  The decline in gross profits was primarily due to an increase in liabilities held for guaranteed minimum benefits on certain variable annuity products, resulting in negative amortization expense.  The amortization expense and interest also includes a $99.5 million decrease related to loss recognition expense.  In addition, the decrease in amortization expense was offset by a $486.6 million increase in unlocking adjustments due primarily to updates to profitability projections resulting from actual changes to in-force policies and assumption changes related to the gross profit valuation for certain fixed annuity products.  At December 31, 2011, the total present value of the gross profit for the largest cohort of the Company’s fixed annuities was negative resulting in a $487.9 million decrease in DAC asset during the twelve-month period ended December 31, 2011.

The $114.0 million decrease in policyowner benefits for the twelve-month period ended December 31, 2011, as compared to 2010, was primarily due to decreases of $122.9 million in SIA amortization and deferrals related to certain variable annuity products and $10.2 million in annuity payments.  These decreases were offset by a $15.1 million increase in reserves and a $3.8 million increase in death benefits.

The $19.6 million increase in interest credited was primarily the result of an increase in capitalized interest, net of SIA amortization expense, related to certain fixed annuity products, which increased interest credited by $54.8 million, and a higher average crediting rate, which increased interest credited by $32.8 million.  These increases were offset by a lower average policyholder balances which decreased interest credited by $68.0 million.  The interest credited for the twelve-month period ended December 31, 2011 includes an adjustment related to certain of the Company’s SPWL policy loan balances.  The adjustment did not have any impact on interest credited, net of reinsurance, due to the 100% funds-withheld reinsurance agreement with SLOC.

The $4.1 million increase in interest expense related to assets allocated to the Wealth Management segment during the twelve-month period ended December 31, 2011, relative to the same period in 2010.

The $3.1 million increase in other operating expenses was primarily due to a $9.4 million increase in non-deferrable commission expense which was attributable to an increase in sales in certain variable annuity products, offset by a decrease of $6.2 million in other operating expenses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Individual Protection Segment

The Individual Protection segment consists of individual UL and variable life insurance products, including VUL, corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”).  UL products allow for flexible premiums and feature an investment return to policyholders at a specified rate declared by the Company.  VUL products allow for flexible premiums and variable rates of investment return; the policyholder directs how the cash value is invested and bears the investment risk.  Effective December 30, 2011, the Company discontinued the sale of its individual life products.  Effective January 31, 2012, the Company ceased issuing new COLI products.  Refer to Part I, Item 1 of this annual report on Form 10-K for further details.

The Company maintains reinsurance agreements with affiliates, including agreements with Sun Life Reinsurance (Barbados) No. 3 Corp (“BarbCo 3”), an affiliate, and SLOC.  In its agreement with BarbCo 3, the Company cedes all of the risks associated with certain in-force corporate and bank-owned VUL and private placement VUL policies on a combination coinsurance, coinsurance with funds-withheld and a modified coinsurance basis.  Future new business also will be reinsured under this agreement.  In addition, the Company’s subsidiary, SLNY, has a reinsurance agreement with SLOC under which SLOC will fund so-called “AXXX” reserves attributable to certain UL policies sold by SLNY.  Under this agreement, SLNY cedes, and SLOC assumes, on a funds-withheld 90% coinsurance basis certain in-force policies.  Future new business also will be reinsured under this agreement.

The following provides a summary of operations for the Individual Protection segment for the years ended December 31 (in 000's):

	2011	2010

Total revenues	$78,961	$66,425
Total benefits and expenses	89,404	68,585
Loss before income tax benefit	(10,443)	(2,160)

Net loss	$(6,558)	$(1,204)

Separate account assets	$7,262,365	$7,194,647
General account assets	2,278,730	2,067,064
Total assets	$9,541,095	$9,261,711

Total revenues were $79.0 million and $66.4 million for the years ended December 31, 2011 and 2010, respectively.  The $12.6 million increase in total revenues was primarily caused by increases of $36.2 million in net investment income and $13.6 million in fees and other income, offset by decreases of $36.5 million in embedded derivative income and $0.7 million in net realized investment gains.

The increase of $36.2 million in net investment income resulted primarily from a $31.8 million increase in the fair market value of fixed maturity securities in the trading portfolio in 2011, as compared to 2010.  The increase in the fair market value of these securities was primarily due to a decrease in U.S. Treasury rates, as well as an increase in the Individual Protection segment’s trading portfolio due to purchases

The decrease of $36.5 million in embedded derivative income primarily resulted from the change in the fair value of the embedded derivative liability in 2011 as compared to 2010, related to certain VUL and UL products that the Company reinsured to certain affiliates.  Refer to Note 8 of the Company’s consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for further discussion of the impact of the reinsurance agreements noted above on the Individual Protection segment.

Total benefits and expenses were $89.4 million and $68.6 million for the years ended December 31, 2011 and 2010, respectively.  The $20.8 million increase in benefits and expenses resulted from increases in other operating expenses, policyowner benefits and interest credited of $20.7 million, $5.5 million and $2.8 million, respectively, offset by a decrease in DAC amortization of $8.2 million.

The $20.7 million increase in other operating expenses resulted primarily from an $11.8 million decrease in ceded commission expense associated with certain reinsured UL and VUL products and an $8.0 million increase in premium tax and operating expenses.  The $8.2 million decrease in DAC amortization was primarily due decrease in unlocking adjustments in 2011 as compared to 2010.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED)

Group Protection Segment

The Group Protection segment offers group life insurance, group stop loss insurance, group dental and group short-term and long-term disability insurance products primarily to small and mid-size employers.  This segment operates only in the State of New York through the Company’s subsidiary, SLNY.

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

The following provides a summary of operations for the Group Protection segment for the years ended December 31 (in 000’s):

	2011	2010

Total revenues	$124,677	$127,104
Total benefits and expenses	106,912	106,346
Income before income tax expense	17,765	20,758

Net income	$11,579	$13,508

General account assets	$182,603	$181,482

The Group Protection segment had pre-tax income of $17.8 million and $20.8 million for year ended December 31, 2011 and 2010, respectively.  Total revenues for the year ended December 31, 2011 decreased by $2.4 million, as compared to the year ended December 31, 2010.  The decrease in revenues resulted mainly from a decrease of $3.0 million in premiums, offset by an increase of $0.6 million in net investment income.

Total benefits and expenses for the year ended December 31, 2011 increased by $0.6 million in comparison to the year ended December 31, 2010.  The increase in benefits and expenses resulted primarily from an increase of $3.3 million in policyowner benefits, offset by decreases in other operating expenses, interest expense and VOCRA amortization expense of $1.9 million, $0.5 million and $0.3 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

RESULT OF OPERATIONS (CONTINUED

Corporate Segment

The Corporate segment consists of the unallocated capital of the Company, its debt financing and items not otherwise attributable to the other segments.  The Company maintains the Corporate segment to provide for the capital needs of the three other segments and to engage in other financing related activities.  Net investment income is allocated based on segmented assets, including allocated capital, by line of business.  Allocations of operating expenses among segments are made using both standard rates and actual expenses incurred.

The following provides a summary of operations for the Corporate segment for the years ended December 31, (in 000’s):

	2011	2010

Total revenues	$8,305	$(40,320)
Total benefits and expenses	20,826	19,018
Loss before income tax benefit	(12,521)	(59,338)

Net loss	$(9,320)	$(41,005)

General account assets	$589,641	$652,467

The Corporate segment had a pre-tax loss of $12.5 million and $59.3 million for the years ended December 31, 2011 and 2010, respectively.  The $46.8 million decrease in pre-tax loss was attributable to an increase in total revenues of $48.6 million, offset by an increase in total benefits and expenses of $1.8 million.

The $48.6 million increase in total revenues in 2011, as compared to 2010, was primarily due to increases of $26.0 million, $15.1 million and $11.7 million in net realized investment gains, derivative income and net investment income, respectively, offset by a decrease of $5.0 million in fee and other income.  The increase of $26.0 million in net realized investment gains resulted primarily from dispositions of available-for-sale fixed maturity securities.  The increase of $15.1 million in derivative income related to the change in fair value of certain foreign currency contracts.  The increase of $11.7 million in net investment income was primarily a result of the change in the allocation of net investment income to the operating segments and higher earnings on limited partnership investments.

The increase of $1.8 million in total benefits and expenses was due to an increase in other operating expenses of $10.2 million, offset by an $8.4 million decrease in interest expense.  The increase of $10.2 million in other operating expenses resulted primarily from severance and other restructuring costs, as well as an accrual recorded in 2011 for certain guarantee fund assessments.  The decrease of $8.4 million in interest expense resulted primarily from an increase in the allocation of interest expense to the operating segments and a decrease in interest expense related to unrecognized tax benefits during the twelve-month period ended December 31, 2011, as compared to the same period in 2010.

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

The Company performed a sensitivity analysis on these interest-sensitive liabilities and investments at December 31, 2011.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of net assets and liabilities would increase $17.2 million.

By comparison, fixed interest liabilities and investments held in the Company’s general account and non-unitized separate accounts at December 31, 2010 were tested for sensitivity to interest rates.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of net assets and liabilities would decrease by $31.4 million.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Equity and foreign currency exchange risk

The Company utilizes put options on the S&P 500 Index and futures on the S&P 500 and other indices to hedge against stock market exposure inherent in the guaranteed minimum death and living benefit features contained within some of its variable annuity products.  At December 31, 2011 and 2010, the fair value of the put options was $11.8 million and $3.7 million, respectively.  The Company performed a sensitivity analysis on the effect of market changes and determined that a 10% increase in the market would decrease the market value of the options by $5.6 million and $2.5 million at December 31, 2011 and 2010, respectively.  A decrease in the market of 10% would increase the market value of the options by $6.8 million at both December 31, 2011 and 2010.

At December 31, 2011 and 2010, the market value of the equity futures units that the Company held was $10.7 million and $1.6 million, respectively.  The Company performed a sensitivity analysis on the effect of market changes and determined that a 10% increase in the market would have resulted in a realized loss in the futures position of $254.6 million and $167.0 million at December 31, 2011 and 2010, respectively.  A decrease in the market of 10% would have resulted in a realized gain in the futures position of $254.6 million and $167.0 million at December 31, 2011 and 2010, respectively.

At both December 31, 2011 and 2010, the Company had $2.1 billion and $2.4 billion, respectively, in fixed index annuity liabilities that provide customers with contractually guaranteed participation in the price appreciation of the S&P 500 Index.  The Company purchases S&P 500 Index options and futures to hedge the risk associated with the price appreciation component of its fixed index annuity liabilities.

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

Based upon the information and assumptions that the Company used in its stress-test scenarios at December 31, 2011 and 2010, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $5.6 million and $1.3 million, respectively.  Likewise, at December 31, 2011 and 2010, if the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will decrease net assets by approximately $2.9 million and $3.7 million, respectively.

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

The NAIC, the U.S. standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories, has established standards for minimum capitalization requirements based on risk-based capital formulas for life insurance companies, which establish capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.  Furthermore, declining equity markets may result in an increase in required capital for regulatory purposes.  However, management believes that the Company’s strong underlying business franchise, capital management capabilities and capital contributions from the Parent will allow for adequate capital to satisfy regulatory requirements.  During the year ended December 31, 2010, the Company received capital contributions totaling $400.0 million from the Parent to ensure that the Company continues to satisfy regulatory capital requirements.  During the year ended December 31, 2011, the Company paid a return of capital to the parent of $300.0 million, while still maintaining adequate regulatory capital.

Liquidity risk is the risk that the Company will not be able to fund all cash outflow commitments as they fall due.  The Company generally maintains a conservative liquidity position that exceeds all the liabilities payable on demand.  The Company’s asset-liability management allows it to maintain its financial position by ensuring that sufficient liquid assets are available to cover its potential funding requirements.  The Company invests in various types of assets with a view of matching them with its liabilities of various durations.  To further strengthen its liquidity position, the Company actively manages and monitors its capital and asset levels, the diversification and credit quality of its investments, and cash forecasts and actual amounts against established targets.  The Company also maintains liquidity contingency plans for the management of liquidity in the event of a liquidity crisis.

The Company’s primary source of funds is cash provided by operating activities.  These funds are used primarily to pay policy benefits, claims, commissions, operating expenses and interest expenses.  Cash flows generated from operating activities are generally invested to support future payment requirements, including the payment of policy benefits and other expenses.  The Company also receives funds from time to time through borrowing from affiliated companies or capital contributions from its Parent.

Through effective cash management and capital planning, the Company ensures that it is sufficiently funded and maintains adequate liquidity to meet its obligations.  At December 31, 2011, the Company, through its operational cash flows and various sources of liquidity (e.g., capital contributions from the Parent) had sufficient liquidity to meet all of its obligations.

Item 8.  Financial Statements and Supplementary Data.

Financial statements in the form required by Regulation S-X are set forth below.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
For the  Years Ended December 31,

	2011	2010	2009

Revenues:
Premiums and annuity considerations (Note 8)	$137,420	$136,175	$134,246
Net investment income (1) (Note 7)	727,628	1,390,210	2,582,307
Net derivative loss (Note 4)	(988,070)	(149,290)	(39,902)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities (Note 6)	39,578	26,951	(36,675)
Other-than-temporary impairment losses (2) (Note 4)	(71)	(885)	(4,834)
Fee and other income (Note 8)	608,411	511,027	385,836

Total revenues	524,896	1,914,188	3,020,978

Benefits and expenses:
Interest credited (Note 8)	424,208	401,848	385,768
Interest expense	47,170	51,789	39,780
Policyowner benefits (Note 8)	134,412	239,794	110,439
Amortization of deferred policy acquisition costs and value of business and customer renewals acquired	(247,401)	697,102	1,024,661
Other operating expenses (Note 8)	350,325	318,170	248,156

Total benefits and expenses	708,714	1,708,703	1,808,804

(Loss) income from continuing operations before income tax (benefit) expense	(183,818)	205,485	1,212,174
Income tax (benefit) expense (Note 10)	(80,701)	71,211	335,649

Net (loss) income from continuing operations	(103,117)	134,274	876,525

Income from discontinued operations, net of tax
(Note 2)	-	-	104,971

Net (loss) income	$(103,117)	$134,274	$981,496

(1)
Net investment income includes an increase in market value of trading investments of $186.6 million, $674.2 million and $2,086.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)
 The $0.1 million, $0.9 million and $4.8 million other-than-temporary impairment (“OTTI”) losses for years ended December 31, 2011, 2010 and 2009, respectively, represent solely credit losses.  The Company incurred no non-credit OTTI losses during the years ended December 31, 2011, 2010 and 2009 as such, no non-credit OTTI losses were recognized in other comprehensive income for these periods.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

ASSETS	December 31, 2011	December 31, 2010
Investments
Available-for-sale fixed maturity securities, at fair value (amortized cost of $1,339,960 and $1,422,951 in 2011 and 2010, respectively) (Note 4)	$1,402,525	$1,495,923
Trading fixed maturity securities, at fair value (amortized cost of $10,336,058 and $11,710,416 in 2011 and 2010, respectively) (Note 4)	10,280,536	11,467,118
Mortgage loans (Note 4)	1,457,356	1,737,528
Derivative instruments – receivable (Note 4)	422,404	198,064
Limited partnerships	34,088	41,622
Real estate (Note 4)	223,814	214,665
Policy loans	603,371	717,408
Other invested assets	37,075	27,456
Short-term investments	105,895	832,739
Cash and cash equivalents	872,064	736,323
Total investments and cash	15,439,128	17,468,846

Accrued investment income	169,761	188,786
Deferred policy acquisition costs and sales inducement asset (Note 13)	2,206,886	1,682,559
Value of business and customer renewals acquired (Note 14)	106,087	134,985
Net deferred tax asset (Note 10)	448,376	394,297
Goodwill (Note 1)	7,299	7,299
Receivable for investments sold	5,092	5,328
Reinsurance receivable	2,237,806	2,347,086
Other assets (Note 1)	119,325	125,529
Separate account assets (Note 1)	27,483,790	26,880,421

Total assets	$48,223,550	$49,235,136

LIABILITIES

Contractholder deposit funds and other policy liabilities	$13,626,525	$14,593,228
Future contract and policy benefits	910,032	849,514
Payable for investments purchased	730	44,827
Accrued expenses and taxes	49,867	52,628
Debt payable to affiliates (Note 3)	683,000	783,000
Reinsurance payable	2,100,124	2,231,835
Derivative instruments – payable (Note 4)	287,074	362,023
Other liabilities	339,641	285,056
Separate account liabilities	27,483,790	26,880,421

Total liabilities	45,480,783	46,082,532

Commitments and contingencies (Note 20)

STOCKHOLDER’S EQUITY

Common stock, $1,000 par value – 10,000 shares authorized; 6,437 shares issued and outstanding in 2011 and 2010	6,437	6,437
Additional paid-in capital	3,629,228	3,928,246
Accumulated other comprehensive income (Note 19)	38,851	46,553
Accumulated deficit	(931,749)	(828,632)

Total stockholder’s equity	2,742,767	3,152,604

Total liabilities and stockholder’s equity	$48,223,550	$49,235,136

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
For the Years Ended December 31,

	2011	2010	2009

Net (loss) income	$(103,117)	$134,274	$981,496

Other comprehensive (loss) income:
Change in unrealized holding gains on available- for- sale securities, net of tax (1)	33,493	34,459	113,278
Reclassification adjustment for OTTI losses, net of tax (2)	1,111	938	202
Change in pension and other postretirement plan adjustments, net of tax (3)	-	-	10,231
Reclassification adjustments of net realized investment losses into net income (gains) losses (4)	(42,306)	(24,088)	3,117
Other comprehensive (loss) income	(7,702)	11,309	126,828

Comprehensive (loss) income	$(110,819)	$145,583	$1,108,324

(1)	Net of tax (expense) of $(18.0) million, $(18.6) million and $(60.1) million for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Represents an adjustment to OTTI losses due to the sale of other-than-temporarily impaired available-for-sale fixed maturity securities.
(3)	Net of tax (expense) of $(5.5) million for the year ended December 31, 2009.
(4)	Net of tax benefits (expense) of $22.8 million, $13.0 million and $(1.7) million for the years ended December 31, 2011, 2010 and 2009, respectively.

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)
For the Years Ended December 31,

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income (1)	Accumulated Deficit	Total Stockholder’s Equity

Balance at December 31, 2008	$6,437	$2,872,242	$(129,884)	$(1,953,540)	$795,255

Cumulative effect of accounting changes related to the adoption of FASB ASC Topic 320, net of tax (2)	-	-	(9,138)	9,138	-
Net income	-	-	-	981,496	981,496
Tax benefit from stock options	-	185	-	-	185
Capital contribution from Parent	-	748,652	-	-	748,652
Net liabilities transferred to affiliate (Note 3)	-	1,467	47,438	-	48,905
Dividend to Parent (Notes 1 and 2)	-	(94,869)	-	-	(94,869)
Other comprehensive income	-	-	126,828	-	126,828

Balance at December 31, 2009	6,437	3,527,677	35,244	(962,906)	2,606,452

Net income	-	-	-	134,274	134,274
Tax benefit from stock options	-	569	-	-	569
Capital contribution from Parent	-	400,000	-	-	400,000
Other comprehensive income	-	-	11,309	-	11,309

Balance at December 31, 2010	6,437	3,928,246	46,553	(828,632)	3,152,604

Net loss	-	-	-	(103,117)	(103,117)
Tax benefit from stock options	-	982	-	-	982
Return of capital to Parent (Note 3)	-	(300,000)	-	-	(300,000)
Other comprehensive loss	-	-	(7,702)	-	(7,702)

Balance at December 31, 2011	$6,437	$3,629,228	$38,851	$(931,749)	$2,742,767

(1)	As of December 31, 2011, the total amount of after tax non-credit OTTI losses recorded in the Company’s accumulated other comprehensive income was $6.9 million.
(2)	Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 320, “Investments-Debt and Equity Securities.”

The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31,

	2011	2010	2009

Cash Flows From Operating Activities:
Net (loss) income from operations	$(103,117)	$134,274	$981,496

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization (accretion) of premiums on investments	47,608	30,562	(689)
Amortization of deferred policy acquisition costs, and value of business and customer renewals acquired	(247,401)	697,102	1,024,661
Depreciation and amortization	10,012	5,683	5,535
Net loss (gain) on derivatives	960,978	41,483	(96,041)
Net realized (gains) losses and OTTI credit losses on available-for- sale investments	(39,507)	(26,066)	41,509
Net increase in fair value of trading investments	(186,566)	(674,223)	(2,086,740)
Net realized losses on trading investments	94,640	67,277	367,337
Undistributed (income) loss on private equity limited partnerships	(2,883)	2,339	9,207
Interest credited to contractholder deposits	424,208	401,848	385,768
Goodwill impairment	-	-	-
Deferred federal income taxes	(49,932)	149,377	295,608
Changes in assets and liabilities:
Additions to deferred policy acquisition costs, sales inducement asset and value of business and customer renewals acquired	(225,114)	(184,995)	(346,900)
Accrued investment income	19,025	41,805	36,736
Net change in reinsurance receivable/payable	69,511	129,907	209,637
Future contract and policy benefits	60,518	33,876	(125,992)
Other, net	(32,132)	17,031	(243,369)
Adjustments related to discontinued operations	-	-	(288,018)
Net cash provided by operating activities	799,848	867,280	169,745

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	708,951	498,087	113,478
Trading fixed maturity securities	3,136,456	4,170,750	2,097,054
Mortgage loans	253,599	249,283	143,493
Real estate	812	-	-
Other invested assets (1)	115,650	(315,643)	(207,548)
Purchases of:
Available-for-sale fixed maturity securities	(561,142)	(771,747)	(347,139)
Trading fixed maturity securities	(1,948,459)	(3,946,548)	(867,310)
Mortgage loans	(15,045)	(101,668)	(17,518)
Real estate	(4,739)	(4,874)	(4,702)
Other invested assets (2)	(71,270)	(64,998)	(106,277)
Net change in other investments	-	-	(183,512)
Net change in policy loans	6,879	5,182	6,817
Net change in short-term investments	726,844	434,572	(722,821)

Net cash provided by (used in) investing activities	$2,348,536	$152,396	$(95,985)

Continued on next page

(1) Includes $95.1 million, $(371.9) million and $(345.2) million related to settlements of derivative instruments during the years ended December 31, 2011, 2010 and 2009, respectively.
(2) Includes $(62.0) million, $(62.0) million and $(92.1) million related to acquisitions of derivative instruments during the years ended December 31, 2011, 2010 and 2009, respectively.
The accompanying notes are an integral part of the consolidated financial statements

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31,

	2011	2010	2009

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,029,870	$1,217,014	$2,795,939
Withdrawals from contractholder deposit funds	(3,631,161)	(3,606,335)	(3,011,499)
Repayment of debt	(100,000)	(100,000)	-
Debt proceeds	-	-	200,000
Capital contribution from Parent	-	400,000	748,652
Return of capital to Parent	(300,000)	-	-
Other, net	(11,352)	1,760	(27,312)

Net cash (used in) provided by financing activities	(3,012,643)	(2,087,561)	705,780

Net change in cash and cash equivalents	135,741	(1,067,885)	779,540

Cash and cash equivalents, beginning of year	736,323	1,804,208	1,024,668

Cash and cash equivalents, end of year	$872,064	$736,323	$1,804,208

Supplemental Cash Flow Information:
Interest paid	$44,272	$45,389	$47,151
Income taxes (refunded) paid	$(21,041)	$(107,063)	$21,144

Supplemental schedule of non-cash investing and financing activities

The Company exchanged $111.8 million of fixed maturity securities and converted $16.0 million of fixed maturity securities to equity securities during the year ended December 31, 2011.  Equity securities are reported in the Company’s balance sheets as part of other invested assets.  Mortgage foreclosures resulted in a reclassification of $9.0 million from mortgage loans to real estate during the year-ended December 31, 2011.  Refer to Note 8 for details of a $107.2 million non-cash adjustment to policy loans during the year ended December 31, 2011.

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
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

The Company and its subsidiaries offer a variety of wealth accumulation products, protection products and institutional investment contracts.  These products include individual and group fixed and variable annuities, individual and group variable life insurance, individual universal life insurance, group life, group disability, group dental and group stop loss insurance and funding agreements.  The Company is authorized to transact business in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.  In addition, the Company’s wholly-owned subsidiary, Sun Life Insurance and Annuity Company of New York (“SLNY”), is authorized to transact business in the State of New York.

On December 12, 2011, SLF announced the completion of a major strategic review of its businesses.  As a result of this strategic review, SLF announced that it would close its domestic U.S. variable annuity and individual life products to new sales effective December 30, 2011.  The decision to discontinue sales in these lines of business is based on unfavorable product economics which, due to ongoing shifts in capital markets and regulatory requirements, no longer enhance shareholder value.  This decision reflects SLF’s intensified focus on reducing volatility and improving the return on shareholders’ equity by shifting capital to businesses with superior growth, risk and return characteristics.

Existing legal, business and contractual requirements call for the Company to, among other things, continue accepting limited applications for (1) certain private placement variable annuities until mid-2012, and (2) new employees of corporate-owned life insurance (“COLI”) customers.  Subject to these and other existing obligations, the Company has ceased writing all other COLI new business effective January 31, 2012 and all other individual life and annuities new business effective December 30, 2011.

The decision to stop selling variable annuity and individual life products in the U.S. will not impact existing customers and their policies.  The Company will continue to provide quality service to its policyholders, while focusing on the profitability, capital efficiency and risk management of its in-force business.  The Company will continue to earn revenue and to provide policyholder benefits on its in-force business.

Of the one-time restructuring costs on a pre-tax basis associated with the discontinuation of these products lines in the U.S., $12.7 million was allocated to the Company.  The restructuring costs related primarily to employee severance and other employee benefits, which are expected to be paid in the form of future cash expenditures, as well as other costs.

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for stock life insurance companies.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  As of December 31, 2011, the Company directly or indirectly owned all of the outstanding shares of SLNY, which issues individual fixed and variable annuity contracts, group life, group disability, group dental and stop loss insurance, and individual life insurance in New York; Independence Life and Annuity Company (“ILAC”), a Rhode Island life insurance company that sold variable and whole life insurance products; Clarendon Insurance Agency, Inc., a registered broker-dealer; SLF Private Placement Investment Company I, LLC; 7101 France Avenue Manager, LLC; Sun MetroNorth, LLC; SLNY Private Placement Investment Company I, LLC; and SL Investment DELRE Holdings 2009-1, LLC.

The Company’s consolidated financial statements also include a variable interest entity (“VIE”) that the Company is required to consolidate.  Refer to Note 4 for further information about VIEs.

All inter-company transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

On December 30, 2009, Sun Life Vermont, which was a subsidiary of the Company at the time, paid a $100.0 million cash dividend to the Company.  On December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of Sun Life Vermont to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary.  At December 31, 2009, Sun Life Vermont’s total assets and liabilities were $2,658.1 million and $2,563.2 million, respectively.  Sun Life Vermont’s net income for the year ended December 31, 2009 was $105.0 million.  As a result of this dividend transaction, the net income and changes in cash flows from the operating activities of Sun Life Vermont for the year ended December 31, 2009 are presented as discontinued operations in these consolidated financial statements.

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

OUT-OF-PERIOD ADJUSTMENTS

During the year ended December 31, 2011, upon settlement of certain note obligations, the Company recognized $35.4 million of adjustments to contract liabilities that were not previously recorded.  These adjustments should have been recorded during prior years.  Prior periods have not been adjusted as the previously unrecognized amounts were not deemed to be material under Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”

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
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

Fixed Maturity Securities

The Company accounts for its investments in accordance with FASB ASC Topic 320.  At the time of purchase, fixed maturity securities are classified as either trading or available-for-sale.  Securities, for which the Company has elected to measure at fair value under FASB ASC Topic 825, “Financial Instruments,” are classified as trading securities.  Although classified as trading securities, the Company’s intent is to not sell these securities in the near term.  Trading securities are carried at aggregate fair value with changes in market value reported as a component of net investment income.  Securities that do not meet the trading criterion are classified as available-for-sale.  Included with fixed maturity securities are forward purchase commitments on mortgage backed securities, better known as To Be Announced (“TBA”) securities.  The Company records TBA purchases on the trade date and the corresponding payable is recorded as an outstanding liability in payable for investments purchased until the settlement date of the transaction.  Available-for-sale securities that are not considered other-than-temporarily impaired are carried at fair value with the unrealized gains or losses reported in other comprehensive income.

The Company determines the fair value of its publicly-traded fixed maturity securities using three primary pricing methods: third-party pricing services, non-binding broker quotes and pricing models.  Prices are first sought from third party pricing services; the remaining unpriced securities are priced using one of the remaining two methods.  Third-party pricing services derive the security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.  The Company generally does not adjust quotes or prices obtained from brokers or pricing services.

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

For privately-placed fixed maturity securities, fair values are determined using a discounted cash flow model which includes estimates that take into account credit spreads for publicly-traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately-placed fixed maturity securities also are priced using market prices or broker quotes.  The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (continued)

Fixed Maturity Securities (continued)

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including estimates and assumptions, a market participant would utilize.  The Company performs a monthly analysis on the prices received from third parties to assess if the prices represent a reasonable estimate of the fair value.  In addition, on the quarterly basis, the Company performs quantitative and qualitative analysis that includes back testing of recent trades, review of key assumptions such as spreads, duration, and credit rating, and on-going review of third-party pricing services’ methodologies.  The Company performs further testing on those securities whose prices do not fall within a pre-established tolerance range.  This testing includes looking at specific market events that may affect pricing or obtaining additional information or new prices from the third-party pricing service.  Additionally, the Company makes a selection of securities from its portfolio and compares the price received from its third-party pricing services to an independent source, creates option adjusted spreads or obtains additional broker quotes to corroborate the current market price.  Historically, the Company has found no material variances between the prices received from third-party pricing sources and the results of its own testing.

Please refer to Note 5 of the Company’s consolidated financial statements for further discussion of the Company’s fair value measurements.

As required by FASB ASC Topic 320, the Company recognizes an OTTI loss and records a charge to earnings for the full amount of the impairment based on the difference between the amortized cost and fair value of the security, if the Company intends to sell, or if it is more likely than not that it will be required to sell, the impaired security prior to recovery of its cost basis.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories:  credit loss and non-credit loss.  The credit loss portion is charged to the consolidated statements of operations, while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on a fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.

Structured securities, typically those rated single A or below, are subject to certain provisions in FASB ASC Topic 325, “Investments–Other.”  These provisions require the Company to periodically update its best estimate of cash flows over the life of the security.  In the event that fair value is less than the carrying amount and there has been an adverse change in the expected cash flows, then an impairment charge, based on the difference between amortized cost and the present value of the expected cash flows discounted at the current effective rate, is recorded to income.

Please refer to Note 4 of the Company’s consolidated financial statements for further discussion of the Company’s recognition and disclosure of OTTI loss.

The Company discontinues the accrual of income on its holdings for issuers that are in default.  The Company’s net investment income would have increased by $2.1 million and $4.6 million for the year ended December 31, 2011 and 2010, respectively, if these holdings were performing.  As of December 31, 2011 and 2010, the fair market value of holdings for issuers in default was $19.6 million and $53.9 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

Real estate investments are held for the production of income or are held for sale.  Real estate investments held for the production of income are carried at depreciated cost.  Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the asset.  Real estate investments held for sale are primarily acquired through foreclosure of mortgage loans for which the carrying amount is established as the fair value less cost to sell at the foreclosure date.  Real estate investments held- for-sale are measured at the lower of their carrying amount or fair value less costs to sell.  Real estate investments are diversified by property type and geographic area throughout the United States.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

The Company manages assets related to certain funds-withheld reinsurance agreements.  These assets are primarily comprised of fixed maturity securities, mortgage loans, policy loans, equity securities, derivative instruments, related accrued income and cash and cash equivalents and are accounted for consistent with the policies described above.  Investment income on assets within funds-withheld reinsurance portfolios is included as a component of net investment income in the Company’s consolidated statements of operations.

Please refer to Note 7 of the Company’s consolidated financial statements for further discussion of the Company’s net investment income.

DEFERRED POLICY ACQUISITION COSTS AND SALES INDUCMENT ASSET

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to deposit-type contracts, primarily deferred annuity, universal life (“UL”) and guaranteed investment contracts (“GICs”) are deferred and amortized with interest based on the proportion of actual gross profits to the present value of all estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized and unrealized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.

SIA represents amounts that are credited to policyholder account balances related to the enhanced or bonus crediting rates that the Company offers on certain of its annuity products.  The costs associated with offering the enhanced or bonus crediting rates are capitalized and amortized over the expected life of the related contracts in proportion to the estimated gross profits.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

DAC amortization is reviewed regularly and adjusted retrospectively through the current period operations when the Company calculates the actual profits or losses and revises its estimate of future gross profits to be realized from deposit-type contracts, including realized and unrealized gains and losses from investments.  The Company also tests its DAC asset and SIA for loss recognition on a quarterly basis.  The test is performed by comparing the GAAP liability, net of DAC and SIA, to the present value of future expected gross profits or gross premium reserves.  The Company’s DAC asset and SIA at December 31, 2011 and 2010 failed the loss recognition test for certain annuity products and the Company, therefore, wrote down DAC asset and the SIA by $21.0 million and $126.0 million during the years ended December 31, 2011 and 2010, respectively.  Please refer to Note 13 of the Company’s consolidated financial statements for the Company’s DAC asset and SIA roll-forward.

The DAC asset under GAAP cannot exceed accumulated deferrals, plus interest.  At December 31, 2009, the Company reached the cap for its DAC asset and SIA related to certain fixed and fixed index annuity products and reported the DAC asset for these products at historical accumulated deferrals with interest.  At December 31, 2010, the Company’s SIA related to certain fixed and fixed index annuity remained at historical accumulated deferral with interest.  However, the Company’s DAC related to certain fixed annuities was below the cap and regular amortization was recorded during the year.  At December 31, 2011, the Company’s DAC asset and SIA were below the cap and regular amortization was recorded during the year.

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

Although recovery of VOBA is not assured, the Company believes it is more likely than not that all of these costs will be recovered from future profits.  The amount of VOBA and VOCRA considered recoverable could be reduced in the near term, however, if the future estimates of gross profits are reduced.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS

The Company’s other assets are comprised primarily of receivables from affiliates, outstanding premiums and intangible assets.  Intangible assets consist of state insurance licenses that are not subject to amortization and the value of distribution.  The value of distribution represents the present value of projected future profits arising from sales of new business by brokers with whom SLHIC had an existing distribution relationship contract.  This amount is amortized on a straight-line basis over 25 years, representing the period over which the Company expects to earn premiums from new sales stemming from the added distribution capacity.

Prior to December 31, 2009, the Company’s other asset also included property, equipment, leasehold improvements and capitalized software costs.  As described in Note 3, effective December 31, 2009, the Company transferred certain property, equipment, leasehold improvements and capitalized software costs to Sun Life Financial (U.S.) Services Company, Inc. (“Sun Life Services”), an affiliate.  Depreciation and amortization expenses related to these assets were $1.3 million for year ended December 31, 2009.

POLICY LIABILITIES AND ACCRUALS

Future contract and policy benefit liabilities include amounts reserved for future policy benefits payable upon contingent events, as well as liabilities for unpaid claims due as of the statement date.  Such liabilities are established in amounts adequate to meet the estimated future obligations of in-force policies.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

POLICY LIABILITIES AND ACCRUALS (continued)

Policy reserves for annuity contracts include liabilities held for group pension and payout annuity payments and liabilities held for product guarantees on variable annuity products, such as guaranteed minimum death benefits (“GMDB”).  Reserves for pension and payout annuity contracts are calculated using the best-estimate interest and decrement assumptions.  The Company periodically reviews its policies for loss recognition based upon management’s best estimates.  During the year ended December 31, 2011 and 2010, the Company recorded $49.3 million and $29.2 million, respectively, of adjustments to reserves related to loss recognition.

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

Policy reserves for UL contracts are held for benefit coverages that are not fully provided for in the policy account value.  These include rider coverages, conversions from group policies, and benefits provided under market conduct settlements.

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

Contractholder deposit funds consist of policy values that accrue to the holders of UL-type contracts and investment-related products such as deferred annuities, single premium whole life (“SPWL”) policies, GICs and funding agreements.  The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, partial withdrawals and surrenders.  The liabilities are not reduced by surrender charges.

INCOME TAXES

The Company accounts for current and deferred income taxes and recognizes reserves for income tax contingencies in accordance with FASB ASC Topic 740, “Income Taxes.”

Under the applicable asset and liability method for recording deferred income taxes, deferred taxes are recognized when assets and liabilities have different values for financial statement and tax reporting purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  Valuation allowances on deferred tax assets are estimated based upon the Company’s assessment of the realizability of such amounts.  Please refer to Note 10 of the Company’s consolidated financial statements for further discussion of the Company’s income taxes.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE AND EXPENSES

Premiums for traditional individual life products are considered earned revenue when due.  Premiums related to group life, group stop loss, group dental and group disability insurance are recognized as earned revenue pro-rata over the contract period.  The unexpired portion of these premiums is recorded as unearned premiums.  Revenue from UL-type products and investment-related products includes charges for the cost of insurance (mortality), initiation and administration of the policy, and surrender charges. Revenue is recognized when the charges are assessed except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

Benefits and expenses related to traditional life, annuity and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and to spread income recognition over the expected life of the policy.  For UL-type and investment-type contracts, expenses include interest credited to policyholders’ accounts and death benefits in excess of account values, which are recognized as incurred.

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

➢
The dividends-received-deduction (“DRD”) which is included in the Company’s income tax (benefit) expense, is calculated based upon the separate account assets held in connection with variable annuity contracts.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

New and Adopted Accounting Pronouncements

In April 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”).  In evaluating whether a restructuring constitutes a TDR a creditor must use judgment to determine whether the following exist:

1.	The borrower is experiencing financial difficulties, and
2.	The lender has granted a concession to the borrower.

ASU 2011-02 amends FASB ASC Topic 310 “Receivables,” to include financial difficulty indicators (such as debtor default, debtor bankruptcy or concerns about the future as a going concern) that the lender should consider in determining whether a borrower is experiencing financial difficulties.  The amendments also clarify that a borrower could be experiencing financial difficulties even though the borrower is not currently in payment default but default is probable in the foreseeable future.

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

The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011.  These amendments are to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  The Company adopted ASU 2011-2 on July 1, 2011 and the TDR disclosure requirements are included in Note 4 of these consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805):  Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).”  The amendments of ASU 2010-29 provide guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented.  ASU 2010-29 requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also require the supplemental proforma disclosure to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly related to the business combination. The Company adopted ASU 2010-29 on January 1, 2011 and will apply this guidance to future business combinations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (Continued)

In December 2010, the FASB issued ASU 2010-28 “Intangibles–Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).”  The amendments of ASU 2010-28 require reporting units with zero or negative carrying amounts to perform Step 2 of goodwill impairment test if it is more likely than not that a goodwill impairment exists and to consider adverse qualitative factors when performing the impairment test.  The Company adopted ASU 2010-28 on January 1, 2011, and the adoption did not have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends FASB ASC Topic 310 to enhance disclosures and to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The amendments require an entity to provide a greater level of disaggregated information about the credit quality of the entity’s financing receivables and allowance for credit losses.  ASU 2010-20 also requires an entity to disclose credit quality indicators, the aging of past due information and the modification of its financing receivables.  The amendments in ASU 2010-20 that relate to disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  However, the disclosure about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Comparative disclosures are required for reporting periods ending after initial adoption.  The Company adopted ASU 2010-20 on December 31, 2010.  The enhanced disclosures required by ASU 2010-20 are included in Note 4 of the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, “Receivables (Topic 310):  Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset–a consensus of the FASB Emerging Issues Task Force,” which amends FASB ASC Topic 310.  The amendments were made to eliminate diversity in practice in accounting for loans that undergo troubled debt restructuring for those loans that have been included in a pool of loans.  Under ASU 2010-18, debt modifications that were made for distressed loans included in a pool of loans do not trigger the criteria needed to allow for such loans to be accounted for separately outside of the pool.  Upon initial adoption, an entity may make a one-time election to terminate accounting for loans as a pool.  The election may be made on a pool-by-pool basis and does not prevent the entity from using pool accounting for loans that will be acquired in the future.  The amendments in ASU 2010-18 are effective for the first fiscal quarter ending on or after July 15, 2010.  Early adoption is permitted.  The Company adopted ASU 2010-18 on September 30, 2010 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-15, “Financial Services–Insurance (Topic 944):  How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments–a consensus of the FASB Emerging Issues Task Force,” to provide guidance regarding accounting for investment funds determined to be VIEs.  Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts.  In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its controlling interest in a VIE, unless the separate account contract holder is a related party.  The guidance is effective, on a retrospective basis, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2010.  The Company adopted ASU 2010-15 on January 1, 2011 and the adoption did not have a significant impact on the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

New and Adopted Accounting Pronouncements (Continued)

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (Topic 815):  Scope Exception Related to Embedded Credit Derivatives,” which provides amendments to FASB ASC Topic 815, “Derivatives and Hedging,” to clarify the embedded credit derivative scope exception included therein.  The amendments address how to determine which embedded credit derivative features are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting under ASC Topic 815.  Under ASU 2010-11, only the embedded credit derivative feature created by subordination between financial instruments is not subject to the bifurcation requirements of ASC Topic 815.  However, other embedded credit derivative features would be subject to analysis for potential bifurcation even if their effects are allocated to interests in tranches of securitized financial instruments in accordance with those subordination provisions.  The following circumstances would not qualify for the scope exception and are subject to the application of ASC Topic 815 requiring the embedded derivatives to be analyzed for potential bifurcation:

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements” which removes the requirement for U.S. Securities and Exchange Commission (“SEC”) filers to disclose the date through which subsequent events have been evaluated.  ASU No. 2010-09 is effective upon issuance.  Events that have occurred subsequent to December 31, 2011 have been evaluated by the Company’s management in accordance with ASU 2010-09.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurement and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements,” which provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide more robust disclosures about the following:

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
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

On January 1, 2010, the Company adopted the provisions of FASB ASC Topic 810, “Consolidation,” which were issued in June 2009.  This guidance amends previously issued consolidation guidance which affects all entities currently within the scope of FASB ASC Topic 810, including QSPEs, as the concept of these entities was eliminated by FASB ASC Topic 860.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

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
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which allows for the deferral of certain presentation requirements about reclassifications of items out of accumulated other income originally included in ASU 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.”  The amendments are being made to allow FASB time to reconsider it requirements of entities to present on the face of their financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The amendments are effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  The amendments in ASU 2011-12 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-12 on March 31, 2012 and does not expect its requirements to significantly impact the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities,” which requires an entity to disclose information about offsetting assets and liabilities and related arrangements included in its financial statements.  Offsetting (netting) assets and liabilities is an important aspect of presentation in financial statements.  The differences in the offsetting requirements in GAAP and International Financial Reporting Standards (“IFRS”) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions.  This difference reduces the comparability of statements of financial position.  As a result, users of financial statements requested that the differences should be addressed expeditiously.  In response to those requests, the FASB and the International Accounting Standards Board are issuing joint requirements that will enhance current disclosures.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amendments in ASU 2011-11 are effective, on a retrospective basis, for fiscal years and interim periods within those fiscal years beginning after December 31, 2012.  The Company will adopt ASU 2011-11 on March 31, 2013 and is accessing the impact of this adoption.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The amendments in ASU 2011-05 require entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under the two-statement approach, the first statement (i.e., the statement of net income) must present total net income and its components followed consecutively by the statement of comprehensive income which should include total other comprehensive income and its components.  Under either method, entities must display adjustments for items that are classified from other comprehensive income to net income in both statements of net income and comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in ASU 2011-05 are effective, on a retrospective basis, for fiscal years and interim periods within those fiscal years beginning after December 15, 2011.  The Company will adopt ASU 2011-05 on March 31, 2012 and does not expect its requirements to significantly impact the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Not Yet Adopted (continued)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs,” which changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  Many of the requirements in this update are not meant to result in a change in application of the requirements of FASB ASC Topic 820, “Fair Value Measurement,” but to improve upon an entity’s consistency in application across jurisdictions to ensure that GAAP and IFRS fair value measurement and disclosure requirements are described in the same way.  The amendments in ASU 2011-04 are effective, on a retrospective basis, for fiscal years and interim periods within those fiscal years beginning after December 15, 2011.  The Company will adopt ASU 2011-04 on January 1, 2012 and does not expect its requirements to significantly impact the Company’s consolidated financial statements.

In October 2010, the FASB issued ASU 2010-26, “Financial Services–Insurance (Topic 944):  Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force),” which amends FASB ASC Topic 944, “Financial Services–Insurance,” to modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The amendments specify that only incremental costs of successful contract acquisition that result directly from and are essential to the contract transactions can be capitalized as deferred acquisition costs.  The incremental direct costs are those costs that would not have been incurred by the insurance entity if the contract transactions did not occur.  The amendments in ASU 2010-26 are effective for interim periods and fiscal years beginning after December 15, 2011.  The Company will adopt ASU 2010-20 on January 1, 2012 and does not expect the adoption of ASU 2010-20 to have a significant impact on its consolidated financial statements.

2. MERGERS, ACQUISITIONS AND DISPOSITIONS

On December 31, 2009, the Company paid a dividend of all of Sun Life Vermont’s issued and outstanding common stock, and net assets totaling $94.9 million to the Parent.  As a result of this transaction, Sun Life Vermont is no longer the Company’s wholly-owned subsidiary.  The following table represents a summary of the results of operations for Sun Life Vermont which are included in discontinued operations:

Year ended December 31, 2009

Total revenue	$191,965
Total benefits and expenses	46,304
Income before income tax expense	145,661
Income tax expense	40,690

Net income	$104,971

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
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

Capital Transactions

The Company did not receive any capital contribution from the Parent during the year ended December 31, 2011.  During the year ended December 31, 2010, the Company received capital contributions totaling $400.0 million from the Parent.  The cash contributions were recorded as additional paid-in capital and were made to ensure that the Company continues to exceed certain regulatory capital requirements established by the National Association of Insurance Commissioners (“NAIC”).  The NAIC has established standards for minimum capitalization requirements based on risk-based capital formulas for life insurance companies.  The risk-based capital formulas for life insurance companies establish capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain living benefits.

Effective December 31, 2009, the Company distributed all of Sun Life Vermont’s issued and outstanding common stock and net assets totaling $94.9 million in the form of a dividend to the Parent.  The Company paid a return of capital of $300.0 million to the Parent during the year ended December 31, 2011.  The Company did not declare or pay any cash dividends or return of capital to the Parent during the year ended December 31, 2010 or 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Debt Transactions

On November 8, 2007, a long-term financing arrangement was established with a financial institution (the “Lender”) that enables Sun Life Vermont, a subsidiary of the Company prior to December 31, 2009, to fund a portion of its obligations under its reinsurance agreement with SLOC.  Under this arrangement, at inception of the agreement, Sun Life Vermont issued an initial floating rate surplus note of $1 billion (the “Surplus Note”) to a special-purpose entity, Structured Asset Repackage Company, 2007- SUNAXXX LLC (“SUNAXXX”), affiliated with the Lender.  Pursuant to this arrangement, Sun Life Vermont exercised its option to issue additional Surplus Notes of $200.0 million and $115.0 million in 2009 and 2008, respectively, to SUNAXXX.  At December 31, 2009, the value of the Surplus Note was $1.3 billion.  Pursuant to an agreement between the Lender and the Company’s indirect parent, Sun Life Assurance Company of Canada – U.S. Operations Holdings, Inc. (“SLC - U.S. Ops Holdings”), U.S. Ops Holdings bears the ultimate obligation to repay the Lender and, as such, consolidates SUNAXXX in accordance with FASB ASC Topic 810.  Sun Life Vermont agreed to reimburse U.S. Ops Holdings for certain costs incurred in connection with the issuance of the Surplus Note.  Sun Life Vermont incurred interest expense of $21.7 million for the year ended December 31, 2009, which is included in the Company’s consolidated statements of operations as a component of income from discontinued operations, net of tax.

At December 31, 2011 and 2010, the Company had an $18.0 million promissory note that was initially issued to Sun Life (Hungary) Group Financing Limited Company (“Sun Life (Hungary) LLC”), an affiliate, for which the Company pays interest semi-annually.  On June 2, 2011, Sun Life (Hungary) LLC sold the $18.0 of promissory note to SLOC.  With the exception of the change in lenders, this transaction did not have any impact on the terms of the promissory note.  Effective June 2, 2011, the Company began paying the related interest to SLOC.  Related to this note, the Company incurred interest expense of $1.0 million for each of the years ended December 31, 2011, 2010 and 2009.

At December 31, 2011 and 2010, the Company had $565.0 million of surplus notes payable to Sun Life Financial (U.S.) Finance, Inc., an affiliate.  The Company expensed $42.6 million for interest on these surplus notes for each of the years ended December 31, 2011, 2010 and 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Institutional Investments Contracts

On September 12, 2006, the Company issued two floating rate funding agreements totaling $900.0 million to Sun Life Financial Global Funding III, L.L.C. (“LLC III”), an affiliate, which will mature on October 6, 2013.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $5.8 million to LLC III.  On December 1, 2011, the Company paid $5.8 million to LLC III due to the maturity of the funding agreement issued to LLC III.  Total interest credited for these funding agreements was $5.9 million, $6.2 million, and $11.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company also issued a $100.0 million floating rate demand note payable to LLC III on September 19, 2006.  The Company expensed $0.7 million, $0.7 million, and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, for interest on this demand note.

The Company has an interest rate swap agreement with LLC III with an aggregate notional amount of $900.0 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.

On May 17, 2006, the Company issued a floating rate funding agreement of $900.0 million to Sun Life Financial Global Funding II, L.L.C. (“LLC II”), an affiliate.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $7.5 million to LLC II.  On July 1 and July 19, 2011, the Company paid $901.3 million and $7.5 million, respectively, to LLC II due to the maturity of the funding agreements that the Company issued to LLC II.  The payments included $1.3 million in accrued interest.   Total interest credited for these funding agreements was $2.6 million, $5.4 million, and $10.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company also issued a $100.0 million floating rate demand note payable to LLC II on May 24, 2006.  On July 19, 2011, the Company paid off the $100.0 million demand note that was due to LLC II.  The Company expensed $0.3 million, $0.6 million, and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, for interest on this demand note.

The Company also had an interest rate swap agreement with LLC II with an aggregate notional amount of $900.0 million that effectively converted the floating rate payment obligations under the funding agreements to fixed rate obligations.  This interest swap agreement expired on July 6, 2011 due to the maturity of the underlying floating rate funding agreement with LLC II.

On June 3, 2005 and June 29, 2005, the Company issued two floating rate funding agreements totaling $900 million to Sun Life Financial Global Funding, L.L.C. (“LLC”), an affiliate.  On April 7, 2008, the Company issued an additional floating rate funding agreement totaling $10 million to LLC.  On July 1 and July 8, 2010, the Company paid $900.0 million and $10.0 million, respectively, to the LLC due to the maturity of these funding agreements.  Total interest credited for these funding agreements was $2.9 million and $11.3 million for the years ended December 31, 2010 and 2009, respectively.  On August 6, 2010, the Company paid $100.1 million to LLC, including $0.1 million in interest due to settle a $100.0 million floating rate demand note payable.  The Company expensed $0.5 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively, for interest on this demand note.

The Company had an interest rate swap agreement with LLC with an aggregate notional amount of $900.0 million that effectively converts the floating rate payment obligations under the funding agreements to fixed rate obligations.  The related $900.0 million interest rate swap agreement expired on July 6, 2010 due to the maturity of the underlying floating rate funding agreements with LLC.

The account values related to these funding agreements issued to LLC III and LLC II are reported in the Company’s consolidated balance sheets as a component of contractholder deposits funds and other policy liabilities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table lists the details of notes due to affiliates at December 31, 2011:

Payees	Type	Rate	Maturity	Principal	Interest Expense

Sun Life Financial (U.S.) Finance, Inc.	Surplus	8.625%	11/06/2027	$250,000	$21,563
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	150,000	9,225
Sun Life Financial (U.S.) Finance, Inc.	Surplus	7.250%	12/15/2015	150,000	10,875
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.125%	12/15/2015	7,500	459
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	7,500	461
Sun Life Assurance Company of Canada	Promissory	5.710%	06/30/2012	18,000	1,028
Sun Life Financial Global Funding III, L.L.C.	Demand	LIBOR + 0.35%	10/06/2013	100,000	664
				$683,000	$44,275

The following table lists the details of notes due to affiliates at December 31, 2010:

Payees	Type	Rate	Maturity	Principal	Interest Expense

Sun Life Financial (U.S.) Finance, Inc.	Surplus	8.625%	11/06/2027	$250,000	$21,563
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	150,000	9,225
Sun Life Financial (U.S.) Finance, Inc.	Surplus	7.250%	12/15/2015	150,000	10,875
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.125%	12/15/2015	7,500	459
Sun Life Financial (U.S.) Finance, Inc.	Surplus	6.150%	12/15/2027	7,500	461
Sun Life (Hungary) Group Financing Limited Company	Promissory	5.710%	06/30/2012	18,000	1,028
Sun Life Financial Global Funding II, L.L.C.	Demand	LIBOR + 0.26%	07/06/2011	100,000	611
Sun Life Financial Global Funding III, L.L.C.	Demand	LIBOR + 0.35%	10/06/2013	100,000	703
				$783,000	$44,925

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative Service Agreements, Rent and Other

Effective December 31, 2009, the Company transferred all of its employees to Sun Life Services with the exception of 28 employees who were transferred to Sun Life Financial Distributors, Inc. (“SLFD”), another affiliate.  The tax benefit associated with SLF stock options that had been granted to employees of the Company prior to the employee transfer, is recognized by the Company in stockholder’s equity when these options vest.   Neither Sun Life Services nor SLFD are included in the accompanying consolidated financial statements.  Concurrent with this transaction, Sun Life Services assumed the sponsorship of the Company’s retirement plans, as discussed in Note 9 to the Company’s consolidated financial statements.  As a result of this transaction, the Company transferred to Sun Life Services the plan assets and liabilities, the associated deferred tax asset, and certain property, equipment and software, as summarized in the following table:

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

Pursuant to an administrative services agreement between the Company and Sun Life Services which was effective December 31, 2009, Sun Life Services provides human resources services (e.g., recruiting and maintaining appropriately trained and qualified personnel and equipment necessary for the performance of actuarial, financial, legal, administrative and other operational support functions) to the Company.  The Company reimburses Sun Life Services for the cost of such services, plus, with respect to certain of those services, pays an arms-length based profit margin to be agreed upon by the parties.  Total payments under this agreement were $110.0 million and $117.6 million for the years ended December 31, 2011 and 2010, respectively.

As discussed in Note 1, SLF made the decision to close its domestic U.S. variable annuity and individual life products to new sales after completing a major strategic review of its businesses.  As a result of this decision and the related severance of certain Sun Life Services’ employees, Sun Life Services allocated $12.2 million in expenses to the Company, which is a portion of the related restructuring costs on a pre-tax basis.  The costs allocated to the Company represent primarily employee severance and other employee benefits of $10.2 million, as well as other costs of $2.0 million.

As described in Note 9, the Company participates in a pension plan and other retirement plans sponsored by Sun Life Services.

The transfer of fixed assets from the Company to Sun Life Services discussed above, along with the administrative services agreement, resulted in a sale-leaseback transaction.  The Company recorded a deposit liability for $17.1 million which represents the cost of certain of the assets transferred.  The Company will amortize the liability over the remaining useful life of the transferred assets, which was estimated to be seven years.  As of December 31, 2011, the remaining deposit liability was $11.4 million.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (CONTINUED)

Administrative Service Agreements, Rent and Other (continued)

Effective December 31, 2009, Sun Life Services and SLOC entered into an administrative services agreement under which Sun Life Services provides to SLOC, as requested, personnel and certain services.  Prior to December 31, 2009, the Company had an administrative services agreement with SLOC under which the Company provided personnel and certain services to SLOC, as requested.  Pursuant to the agreement with SLOC, the Company recorded reimbursements of $336.0 million for the year ended December 31, 2009, as a reduction to other operating expenses.  Effective December 31, 2009, the Company no longer provides personnel services to SLOC and SLOC no longer reimburses the Company for such services.

The Company continues to provide certain services to SLOC under an administrative services agreement.  Pursuant to this agreement, the Company recorded reimbursements of $99.3 million and $99.1 million for the years ended December 31, 2011 and 2010, respectively.

The Company has administrative services agreements with SLOC under which SLOC provides, as requested, certain services on a cost-reimbursement basis.  Pursuant to the agreements with SLOC, the Company recorded expenses of $14.5 million, $13.0 million and $8.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has an administrative services agreement with Sun Life Information Services Canada, Inc. (“SLISC”), under which SLISC provides administrative and support services to the Company in connection with the Company’s insurance and annuity businesses.  Expenses under this agreement amounted to approximately $19.3 million, $18.0 million and $15.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.  In addition, SLISC allocated $0.1 million of severance costs to the Company.  These severance costs relate to the decision to discontinue the Company’s variable annuity and individual life products.

The Company has a service agreement with Sun Life Information Services Ireland Limited (“SLISIL”), under which SLISIL provides various insurance related and information systems services to the Company.  Expenses under this agreement amounted to approximately $22.6 million, $23.5 million and $24.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  In addition, SLISIL allocated $0.4 million of severance costs to the Company.  These severance costs relate to the decision to discontinue the Company’s variable annuity and individual life products.

The Company has an administrative services agreement with SLC – U.S. Ops Holdings, under which the Company provides administrative and investor services with respect to certain open-end management investment companies for which an affiliate, Massachusetts Financial Services Company (“MFS”), serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable annuity contracts issued by the Company.  Amounts received under this agreement were approximately $12.7 million, $13.0 million and $8.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has an administrative services agreement with Sun Capital Advisers LLC (“SCA”), an affiliate and a registered investment adviser, under which the Company provides administrative services with respect to certain open-end management investment companies for which SCA serves as the investment adviser, and which are offered to certain of the Company’s separate accounts established in connection with the variable contracts issued by the Company.  Amounts received under this agreement amounted to approximately $16.6 million, $13.0 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company paid $20.6 million, $21.4 million and $18.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, in investment management services fees to SCA.

The Company paid distribution fees to SLFD of $38.7 million, $41.4 million and $45.4 million, during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company leases office space to SLOC under lease agreements with terms expiring on December 31, 2014 and options to extend the terms for each of twelve successive five-year terms at fair market rental value, not to exceed 125% of the fixed rent for the term which is then ending.  Rent received by the Company under the leases amounted to approximately $12.1 million, $12.1 million and $10.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Rental income is reported as a component of net investment income on the Company’s consolidated statements of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

During the year ended December 31, 2010, the Company sold mortgage loans to SLOC with a book value of $85.6 million and a fair market value of $93.4 million and recognized a pre-tax gain of $7.8 million as a result.  During the year ended December 31, 2010, the Company also purchased $52.2 million of mortgage loans from SLOC at fair value.  The Company did not purchase or sell any mortgage loans from SLOC during the years ended December 31, 2011 and 2009.

SLNY has a series of agreements with SLHIC, through which substantially all of the New York issued business of SLHIC was transferred to SLNY.  As part of these agreements, SLNY received certain intangible assets totaling $31.3 million.  These assets included the value of distribution acquired, VOBA, and VOCRA.  The value of distribution acquired of $7.5 million is being amortized on a straight-line basis over its projected economic life of 25 years.  The amortization expense for the value of distribution acquired was $0.3 million for each of the years ended December 31, 2011, 2010 and 2009.

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

	2011	2010	2009

VOBA	$-	$-	$913
VOCRA	$1,022	$1,327	$4,063

At December 31, 2009, the Company determined that the VOCRA asset was impaired and recorded an impairment charge of $2.6 million which is included in VOCRA amortization expense.  The impairment charge was allocated to the Group Protection segment.

The Company settles with its affiliates payments related to the administrative service agreements, rent and other on a monthly basis.  At December 31, 2011 and 2010, the Company’s net receivable due from affiliated companies was $21.4 million and $32.5 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS

FIXED MATURITY SECURITIES

The amortized cost and fair value of fixed maturity securities held at December 31, 2011 were as follows:

Available-for-sale fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Temporary Losses	OTTI Losses (1)	Fair Value
Non-corporate securities:
Asset-backed securities	$55	$-	$-	$-	$55
Residential mortgage-backed securities	24,340	2,203	-	-	26,543
Commercial mortgage-backed securities	9,643	286	(1,017)	-	8,912
U.S. states and political subdivision securities	214	7	-	-	221
U.S. treasury and agency securities	375,751	6,818	-	-	382,569
Total non-corporate securities	410,003	9,314	(1,017)	-	418,300

Corporate securities	929,957	79,479	(14,616)	(10,595)	984,225

Total available-for-sale fixed maturity securities	$1,339,960	$88,793	$(15,633)	$(10,595)	$1,402,525

Trading fixed maturity securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-corporate securities:
Asset-backed securities	$423,464	$7,951	$(139,163)	$292,252
Residential mortgage-backed securities	868,588	13,857	(169,250)	713,195
Commercial mortgage-backed securities	785,912	32,750	(135,644)	683,018
Foreign government & agency securities	97,404	19,194	-	116,598
U.S. states and political subdivision securities	486	41	-	527
U.S. treasury and agency securities	323,298	13,705	(49)	336,954
Total non-corporate securities	2,499,152	87,498	(444,106)	2,142,544

Corporate securities	7,836,906	436,622	(135,536)	8,137,992

Total trading fixed maturity securities	$10,336,058	$524,120	$(579,642)	$10,280,536

(1) Represents the pre-tax non-credit OTTI loss recorded as a component of accumulated other comprehensive income (“AOCI”) for assets still held at the reporting date.  Recoveries of $9.3 million are shown within gross unrealized gains and the remainder as gross unrealized temporary losses.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

FIXED MATURITY SECURITIES (CONTINUED)

The amortized cost and fair value of fixed maturity securities held at December 31, 2010 were as follows:

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

FIXED MATURITY SECURITIES (CONTINUED)

The amortized cost and estimated fair value by maturity periods for fixed maturity securities held at December 31, 2011 are shown below.  Actual maturities may differ from contractual maturities on structured securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$211,945	$212,744
Due after one year through five years	438,320	455,056
Due after five years through ten years	137,332	141,194
Due after ten years	518,325	558,021
Subtotal – Maturities of available-for-sale fixed securities	1,305,922	1,367,015
ABS, RMBS and CMBS securities (1)	34,038	35,510
Total available-for-sale fixed securities	$1,339,960	$1,402,525

Maturities of trading fixed securities:
Due in one year or less	$652,353	$662,374
Due after one year through five years	4,163,381	4,328,570
Due after five years through ten years	1,858,860	1,982,358
Due after ten years	1,583,500	1,618,769
Subtotal – Maturities of trading fixed securities	8,258,094	8,592,071
ABS, RMBS and CMBS securities (1)	2,077,964	1,688,465
Total trading fixed securities	$10,336,058	$10,280,536

(1)	ABS, RMBS and CMBS are shown separately in the table as these securities are not due at a single maturity.

Gross gains of $119.3 million, $172.6 million and $50.0 million and gross losses of $51.3 million, $40.9 million and $57.5 million were realized on fixed maturity securities for the years ended December 31, 2011, 2010 and 2009, respectively.

Fixed maturity securities with an amortized cost of approximately $11.8 million and $12.3 million at December 31, 2011 and 2010, respectively, were on deposit with federal and state governmental authorities, as required by law.

As of December 31, 2011 and 2010, 92.3% and 92.4%, respectively, of the Company's fixed maturity securities were investment grade.  Investment grade securities are those that are rated "BBB" or better by a nationally recognized statistical rating organization.  Securities that are not rated by a nationally recognized statistical rating organization are assigned ratings based on the Company's internally prepared credit evaluations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

FIXED MATURITY SECURITIES (CONTINUED)

Unrealized Losses

The following table shows the fair value and gross unrealized losses, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI, of the Company’s available-for-sale fixed maturity investments, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at December 31, 2011.

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	12	-	21	-	33	-
Commercial mortgage-backed securities	447	(50)	2,131	(967)	2,578	(1,017)
U.S. states and political subdivision securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Total non-corporate securities	459	(50)	2,152	(967)	2,611	(1,017)

Corporate securities	120,623	(8,049)	38,498	(7,831)	159,121	(15,880)

Total	$121,082	$(8,099)	$40,650	$(8,798)	$161,732	$(16,897)

The following table shows the fair value and gross unrealized losses, which includes temporary unrealized losses and the portion of non-credit OTTI losses recognized in AOCI, of the Company’s available-for-sale fixed maturity investments, aggregated by investment category and length of time that the individual securities had been in an unrealized loss position at December 31, 2010.

	Less Than Twelve Months		Twelve Months Or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Non-corporate securities:
Asset-backed securities	$-	$-	$11	$(6)	$11	$(6)
Residential mortgage-backed securities	26	-	-	-	26	-
Commercial mortgage-backed securities	-	-	2,534	(1,424)	2,534	(1,424)
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivision securities	214	(3)	-	-	214	(3)
U.S. treasury and agency securities	23,636	(971)	-	-	23,636	(971)
Total non-corporate securities	23,876	(974)	2,545	(1,430)	26,421	(2,404)

Corporate securities	187,916	(5,211)	91,154	(9,360)	279,070	(14,571)

Total	$211,792	$(6,185)	$93,699	$(10,790)	$305,491	$(16,975)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

UNREALIZED LOSSES (CONTINUED)

The following table provides the number of securities of the Company’s available-for-sale fixed maturity securities with gross unrealized losses and a portion of non-credit OTTI losses recognized in AOCI aggregated by investment category, at December 31, 2011 (not in thousands):

	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months or More	Total Number of Securities

Non-corporate securities:
Asset-backed securities	-	-	-
Residential mortgage-backed securities	3	1	4
Commercial mortgage-backed securities	1	4	5
Foreign government & agency securities	-	-	-
U.S. states and political subdivisions securities	-	-	-
U.S. treasury and agency securities	-	-	-
Total non-corporate securities	4	5	9

Corporate securities	33	15	48

Total	37	20	57

The following table provides the number of securities of the Company’s available-for-sale fixed maturity securities with gross unrealized losses and a portion of non-credit OTTI losses recognized in AOCI aggregated by investment category, at December 31, 2010 (not in thousands):

	Number of Securities Less Than Twelve Months	Number of Securities Twelve Months or More	Total Number of Securities

Non-corporate securities:
Asset-backed securities	-	1	1
Residential mortgage-backed securities	1	-	1
Commercial mortgage-backed securities	-	5	5
Foreign government & agency securities	-	-	-
U.S. states and political subdivisions securities	1	-	1
U.S. treasury and agency securities	2	-	2
Total non-corporate securities	4	6	10

Corporate securities	72	35	107

Total	76	41	117

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

OTHER-THAN-TEMPORARY IMPAIRMENT

Beginning on April 1, 2009, the Company presents and discloses OTTI in accordance with FASB ASC Topic 320.  Securities whose fair value is less than their carrying amount are considered to be impaired and are evaluated for potential OTTI.  If the Company intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is considered other-than-temporarily impaired and the Company records a charge to earnings for the full amount of impairment based on the difference between the amortized cost and fair value of the security.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories:  credit loss and non-credit loss.  The credit loss portion is charged to net realized investment gains (losses) in the consolidated statements of operations, while the non-credit loss is charged to other comprehensive income.  When an unrealized loss on an available-for-sale fixed maturity is considered temporary, the Company continues to record the unrealized loss in other comprehensive income and not in earnings.

To compute the credit loss component of OTTI for corporate bonds on the date of transition (i.e., April 1, 2009), both historical default (by rating) data, used as a proxy for the probability of default, and loss given default (by issuer) projections were applied to the par amount of the bond.  For corporate bonds post-transition, the present value of future cash flows using the book yield is used to determine the credit component of OTTI.  If the present value of the cash flow is less than the security’s amortized cost, the difference is recorded as a credit loss.  The difference between the estimates of the credit related loss and the overall OTTI is the non-credit-related component.

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
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

OTHER-THAN-TEMPORARY IMPAIRMENT (CONTINUED)

The Company recorded credit OTTI losses in its consolidated statement of operations totaling $0.1 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively on its available-for-sale fixed maturity securities.  The $0.1 million OTTI credit loss recorded during the year ended December 31, 2011 was concentrated in structured securities issued by sponsored securitization vehicles.  This impairment was driven primarily by the adverse financial condition of the issuer.  The $0.9 million OTTI credit loss recorded during the year ended December 31, 2010 was concentrated in corporate debt of a foreign issuer.  This impairment was driven primarily by the adverse financial conditions of the issuer.

The following tables roll forward the amount of credit losses recognized in earnings on debt securities, for which a portion of the OTTI also was recognized in other comprehensive income:

Year ended December 31, 2011

Beginning balance, at January 1, 2011	$5,847
Add: Credit losses on OTTI not previously recognized	71
Less: Credit losses on securities sold	(5,756)
Other	3,341
Ending balance, at December 31, 2011	$3,503

Year ended December 31, 2010

Beginning balance, at January 1, 2010	$9,148
Add: Credit losses on OTTI not previously recognized	885
Less: Credit losses on securities sold	(2,528)
Less: Increases in cash flows expected on previously
impaired securities	(1,658)
Ending balance, at December 31, 2010	$5,847

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

Variable Interest Entities

The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral manager and as an investor through normal investment activities or as a means of accessing capital.  A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest or lacks sufficient funds to finance its own activities without financial support provided by other entities.

The Company performs ongoing qualitative assessments of its VIEs under FASB ASC Topic 810, to determine whether it has a controlling financial interest in the VIE and, therefore, is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The Company consolidates the VIE in its consolidated financial statements if it determines that it is the VIEs primary beneficiary.

Consolidated VIEs

At December 31, 2011, the Company had an interest in one significant VIE, Credit and Repackaged Securities Limited Series 2006-10 Trust (the “CARS Trust”), for which consolidation is required under FASB ASC Topic 810.

The Company has an agreement with the CARS Trust.  Pursuant to this agreement, the Company purchased a funded note from the CARS Trust which, through a credit default swap entered into by the CARS Trust, is exposed to the credit performance of a portfolio of corporate reference entities.  The Company entered into this agreement for yield enhancement related to the fee earned on the credit default swap which adds to the return earned on the funded note.

The CARS Trust is a structured investment vehicle for which the Company provides investment management services and holds securities issued by the trust.  Creditors have no recourse against the Company in the event of default by the CARS Trust, nor does the Company have any implied or unfunded commitments to the CARS Trust.  The Company's financial or other support provided to the CARS Trust is limited to its investment management services and original investment.  The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to the CARS Trust.

	December 31, 2011	December 31, 2010

Assets	$20,077	$36,324
Liabilities	17,723	27,341
Maximum exposure to loss	20,928	37,400

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

Consolidated VIEs (continued)

As the sole beneficiary of the CARS Trust, while having a controlling financial interest in the investment vehicle, the Company is required to consolidate the entity under FASB ASC Topic 810.  As a result of the consolidation, the Company has recorded in its consolidated balance sheets, investment grade corporate debt securities and a credit default swap held by the CARS Trust.  At issue, the swap had a seven-year term, maturing in 2013.  Under the terms of the swap, the CARS Trust will be required to make payments to the swap counterparty upon the occurrence of a credit event, with respect to any reference entity, that is in excess of the threshold amount specified in the swap agreement.  In the event that the CARS Trust is required to make any payments under the swap, the underlying assets held by the trust would be liquidated to fund the payment.  If the disposition of these assets is insufficient to fund the payment calculated, then under the terms of the agreement, the cash settlement amount would be capped at the amount of the proceeds from the sale of the underlying assets.  Under the credit default swap, the CARS Trust made a payment of $16.5 million during the twelve-month period ended December 31, 2011; no payment was made during the year ended December 31, 2010.  As of December 31, 2011, the cumulative payments that the CARS Trust has made under the credit default swap is $34.1 million, leaving $20.9 million as the maximum future payments that it could be required to make.  The carrying amount of the assets in this VIE is included in trading fixed maturity securities and the carrying amount of the liabilities in this VIE is included in the derivative instruments-payable in the Company’s consolidated balance sheets.

Non-Consolidated VIEs

At December 31, 2011, other than the CARS Trust, the Company had no interest in VIEs for which consolidation is required under FASB ASC Topic 810.

In addition, through normal investment activities, the Company makes passive investments in various issues by VIEs.  These investments are included in trading and available-for-sale fixed maturity securities, limited partnerships and other invested assets in the Company's consolidated financial statements.  The Company has not provided financial or other support with respect to these investments other than its original investments.  For these investments, the Company has determined it is not the primary beneficiary due to the size of its investment relative to other issues, the level of credit subordination which reduces its obligation to absorb losses or its right to receive benefits, and/or its inability to direct the activities that most significantly impact the economic performance of the VIEs.  The Company's maximum exposure to loss on these investments is limited to the amount of its investment.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE

The Company invests in commercial first mortgage loans and real estate throughout the United States.  Investments are diversified by property type and geographic area.  Mortgage loans are collateralized by the related properties and generally are no more than 75% of the property’s value at the time that the original loan is made.

The carrying value of the Company’s mortgage loans and real estate investments, net of applicable allowances and accumulated depreciation, was as follows:

	December 31,
	2011	2010

Total mortgage loans	$1,457,356	$1,737,528

Real estate:
Held for production of income	223,814	214,665
Total real estate	$223,814	$214,665

Total mortgage loans and real estate	$1,681,170	$1,952,193

Accumulated depreciation on real estate was $50.9 million and $45.6 million at December 31, 2011 and 2010, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

	Gross Carrying Value
	2011	2010

Past due:
Between 30 and 59 days	$4,075	$16,607
Between 60 and 89 days	5,043	12,333
90 days or more	14,403	19,310
Total past due	23,521	48,250
Current (1)	1,490,236	1,743,060
Balance, at December 31	$1,513,757	$1,791,310
Past due 90 days or more and still accruing interest	$-	$-

The Company’s allowance for mortgage loan losses at December 31 was as follow:

	Allowance for Loan Loss
	2011	2010

General allowance	$17,767	$23,662
Specific allowance	38,634	30,120
Total	$56,401	$53,782

(1)
Included in the $1,490.2 million and $1,743.1 million of the Company’s mortgage loans in current status at December 31, 2011 and 2010, were $153.1 million and $165.6 million, respectively, of mortgage loans that are impaired, but not past due.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (CONTINUED)

The Company individually evaluates all its mortgage loans for impairment and records a specific provision for those deemed impaired.  The Company also collectively evaluates most of its mortgage loans (excluding those for which a specific allowance was recorded) for impairment.  At December 31, 2011, the Company individually and collectively evaluated loans with a gross carrying value of $1,513.8 million and $1,396.1 million, respectively.  At December 31, 2010, the Company individually and collectively evaluated loans with a gross carrying value of $1,791.3 million and $1,706.0 million, respectively.

The credit quality indicator for the Company’s mortgage loans is an internal risk rated measure based on the borrowers’ ability to pay and the value of the underlying collateral.  The internal risk rating is related to an increasing likelihood of loss, with a low quality rating representing the category in which a loss is first expected.  The following table shows the gross carrying value of the Company’s mortgage loans disaggregated by credit quality indicator at December 31:

	2011	2010

Insured	$-	$-
High	263,398	394,288
Standard	416,847	544,243
Satisfactory	354,359	333,086
Low quality	479,153	519,693
Total	$1,513,757	$1,791,310

The following tables show the gross carrying value of impaired mortgage loans and related allowances at:

	December 31, 2011
	With no allowance recorded	With an allowance recorded	Total
Gross carrying value	$53,922	$117,701	$171,623
Unpaid principal balance	55,380	122,806	178,186
Related allowance	-	38,634	38,634
Average recorded investment	95,694	95,408	191,102
Interest income recognized	$4,563	$-	$4,563

	December 31, 2010
	With no allowance recorded	With an allowance recorded	Total
Gross carrying value	$119,323	$85,281	$204,604
Unpaid principal balance	120,417	88,625	209,042
Related allowance	-	30,120	30,120
Average recorded investment	113,701	86,575	200,276
Interest income recognized	$5,899	$-	$5,899

Included in the $171.6 million and $204.6 million of impaired mortgage loans at December 31, 2011 and 2010, were $53.9 million and $119.3 million, respectively, of impaired loans that did not have an allowance for loan loss because the fair value of the collateral or the expected future cash flows exceeded the carrying value of the loans.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (CONTINUED)

The average investment in impaired mortgage loans before an allowance for loan loss and the related interest income and cash receipts for interest on impaired mortgage loans for the years ended December 31 were as follows:

	2011	2010	2009

Average investment	$191,102	$200,276	$121,500
Interest income	$4,563	$5,899	$897
Cash receipts on interest	$4,069	$5,899	$897

The gross carrying value of the Company’s mortgage loans on nonaccrual status was $138.9 million and $114.7 million at December 31, 2011 and 2010, respectively.

The activity in the allowance for loan loss was as follows:

	2011	2010	2009

Balance at January 1	$53,782	$42,782	$3,000
Provision for allowance	34,641	26,742	40,050
Charge-offs	(19,790)	(6,892)	-
Recoveries	(12,232)	(8,850)	(268)
Balance at December 31	$56,401	$53,782	$42,782

Troubled Debt Restructurings

The Company may modify the terms of a loan by adjusting the interest rate, extending the maturity date or both.  The Company evaluates each restructuring of debt and considers it a TDR if, for economic or legal reasons related to the debtor's financial difficulties, it grants a concession to the borrower that it would not otherwise consider.  Specifically, the Company's evaluation of each restructuring includes an assessment of the indicators of impairment to determine if the debtor is exhibiting financial difficulties and an assessment of market lending activity to determine if the debtor can obtain funds from other sources at market interest rates at or near those for nontroubled debts.  Those restructurings where financial difficulties are present and alternative sources of funding are not available or prohibitively expensive to the borrower are considered TDR.

Upon adoption of the amendments in ASU 2011-02, the Company reassessed all restructured loans that occurred on or after January 1, 2011, the beginning of its fiscal year, for identification as TDRs.  Adoption of the ASU 2011-02 had no impact on the number of restructured loans that are considered TDRs.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (CONTINUED)

Troubled Debt Restructuring (continued)

Modifications are factored into the determination of the allowance for credit losses by including adjustments to the outstanding recorded investment.  The financial effect of a TDR is not recognized when the Company expects to collect cash flows at, or above, the original contract rate.  For the year ended December 31, 2011, no financial effect from TDRs was recognized.  The following table provides information about the Company’s loans that were modified and how they were modified as a TDR during the year ended:

	December 31, 2011
	No. (1)	Pre-modification recorded investment	Post- modification recorded investment

Adjusted interest rate	1	$2,834	$2,834
Extended maturity date	1	8,970	8,970
Combined rate and maturity	5	15,368	15,368
Total	7	$27,172	$27,172

(1) Represents the number of contracts that were modified and considered as TDR. The number of contracts is not in thousands.

Defaults are factored into the determination of the allowance for credit losses by indicating that, as a result of the default, the Company does not expect to collect all amounts due per the modified terms.  The following table shows the number and value of TDRs within the previous twelve months for which there was a payment default during the year ended (the number of contracts is not in thousands):

December 31, 2011

Number of contracts	1
Recorded investment amount	$2,053

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE (CONTINUED)

Mortgage loans and real estate investments comprise the following property types and geographic regions at December 31:

	2011	2010
Property Type:
Office building	$499,405	$599,930
Retail	684,051	748,345
Industrial/warehouse	207,820	242,413
Apartment	46,226	54,364
Other	300,069	360,923
Allowance for loan losses	(56,401)	(53,782)
Total	$1,681,170	$1,952,193

	2011	2010
Geographic region:
California	$77,879	$85,853
Florida	193,068	200,056
Georgia	62,802	69,173
Massachusetts	103,983	112,128
Missouri	48,325	52,218
New York	201,835	247,154
Ohio	104,074	125,454
Pennsylvania	80,641	98,251
Texas	265,705	303,336
Washington	52,718	65,708
Other (1)	546,541	646,644
Allowance for loan losses	(56,401)	(53,782)
Total	$1,681,170	$1,952,193

(1) Includes the states in which the value of the Company’s mortgage loans and real estate investments was below $50.0 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, scheduled mortgage loan maturities were as follows:

2012	$60,993
2013	106,420
2014	145,960
2015	173,654
2016	223,720
Thereafter	764,376
General allowance	(17,767)
Total	$1,457,356

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

LEVERAGED LEASES AND LIMITED PARTNERSHIPS

The Company was an owner participant in a trust that is a lessor in a leveraged lease agreement entered into on October 21, 1994, under which equipment having an estimated economic life of 25-40 years was originally leased through a VIE for a term of 9.78 years.  The master lessee had the option to purchase the equipment at the expiration of the lease term.  The Company's equity investment in this VIE represented 8.33% of the partnership that provided 22.9% of the purchase price of the equipment.  The Company did not have the ability to direct the activities that most significantly impact the economic performance of the VIE, nor did it have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Therefore, the Company did not consolidate this trust in its consolidated financial statements.  The balance of the purchase price was furnished by third-party long-term debt financing, collateralized by the equipment, and was non-recourse to the Company.  The leveraged lease investment was included as a part of other invested assets in the Company’s consolidated balance sheet at December 31, 2009.

On June 1, 2010, the master lessee elected to exercise a fixed price purchase option to purchase the equipment and the Company received $22.6 million in cash for its investment in the VIE and realized a $3.4 million gain in its consolidated statement of operations.

The Company had no leveraged lease investments at December 31, 2011 and 2010.

The Company had outstanding commitments to fund limited partnerships of approximately $11.8 million and $12.6 million at December 31, 2011 and 2010, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments for risk management purposes to hedge against specific risks related to interest rates, foreign currency exchange rates, and equity market conditions, as well as to alter exposure arising from mismatches between assets and liabilities.  Derivative instruments are recorded in the consolidated balance sheets at fair value and are presented as assets or liabilities.

The Company does not employ hedge accounting.  The Company believes that its derivatives provide economic hedges and the cost of formally documenting hedge effectiveness in accordance with the provisions of FASB ASC Topic 815 is not justified.  As a result, all changes in the fair value of derivatives are recorded in the current period operations as a component of net derivative income or loss.

Credit enhancement, such as collateral, is used to improve the credit risk of longer-term derivative contracts.

It is common, and the Company’s preferred practice, for the parties to execute a Credit Support Annex (“CSA”) in conjunction with the International Swaps and Derivatives Association Master Agreement. Under a CSA, collateral is exchanged between the parties to mitigate the market contingent counterparty risk inherent in outstanding positions.

The primary types of derivatives held by the Company include interest rate and foreign currency swap agreements, swaptions, futures, listed and over-the counter (“OTC”) equity options, foreign currency forwards and embedded derivatives, as described below.

Interest Rate and Foreign Currency Swap Agreements

As a component of its investment strategy, the Company utilizes swap agreements.  Swap agreements are agreements to exchange with a counterparty a series of cash flow payments at pre-determined intervals, based upon or calculated by reference to changes in specified interest rates (fixed or floating) or foreign currency exchange rates.  Typically, no cash is exchanged at the outset of the contract and no principal payments are made by either party, except on certain foreign currency exchange swaps.  A single net payment is usually made by one counterparty at pre-determined dates.  The net payment is recorded as a component of net derivative loss in the Company’s consolidated statement of operations.

Interest rate swaps are generally used to manage the sensitivity of the duration gap between assets and liabilities to interest rate changes or to manage the exposure to product guarantees sensitive to movements in equity market and interest rate levels related to life insurance contracts, fixed index annuities and variable annuities.

Foreign currency swaps are utilized as an economic hedge against changes in foreign currencies associated with certain non-U.S. dollar denominated cash flows.

The Company has an agreement with the CARS Trust whereby the Company is the sole beneficiary of the CARS Trust.  Please refer to Note 4 of the Company’s consolidated financial statements for additional information regarding the CARS Trust.

Swaptions

The Company utilizes payer swaptions to hedge exposure to interest rate risk, typically on product guarantees.  Swaptions give the buyer the option to enter into an interest rate swap per the terms of the original swaption agreement.  A premium is paid on settlement date and no further cash transactions occur until the positions settle or expire.  At expiration, the swaption either cash settles for value, settles into an interest rate swap, or expires worthless per the terms of the original swaption agreement.  At December 31, 2011, the Company did not have any position in swaptions.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Futures

Equity, interest rate and foreign exchange futures contracts, both long and short, are entered into for purposes of hedging liabilities on fixed index and variable annuity products containing guaranteed minimum death benefit and guaranteed minimum living benefit features, with cash flows based on changes in equity indices, interest rates or foreign exchange rates.  On the trade date, an initial cash margin is deposited as required by the relevant stock exchange.  Cash is subsequently exchanged daily to settle the variation margin or daily fluctuations in the underlying index.

Listed and OTC Equity Options

In addition to short futures, the Company also utilizes listed put options on major indices to hedge against stock market exposure inherent in the guaranteed minimum death benefit and living benefit features of the Company's variable annuities.  Listed options are traded on the stock exchange similar to futures.  Unlike futures, however, an up-front premium is paid to or received from the counterparty, instead of depositing an initial cash margin with the Exchange.  The Company also purchases listed and OTC call options on major indices to economically hedge its obligations under certain fixed annuity contracts, as well as enhance income on the underlying assets.  On the trade date, an initial cash margin is exchanged for listed options.  Daily cash is exchanged to settle the daily variation margin.

Foreign Currency Forwards

A foreign currency forward is an agreement between two parties to buy and sell currencies at the current market rate, for settlement at a specified future date.  Foreign currency forwards are utilized as an economic hedge against changes in foreign currencies associated with certain non-U.S. dollar denominated cash flows.

The following is a summary of the Company’s derivative positions (excluding embedded derivatives) at:

	December 31, 2011		December 31, 2010
	Number of Contracts (2)	Principal Notional	Number of Contracts (2)	Principal Notional

Interest rate contracts	78	$5,496,000	71	$5,793,500
Foreign currency contracts	16	69,507	43	393,609
Equity contracts	11,216	1,949,878	13,704	2,373,741
Credit contracts	1	20,928	1	37,400
Futures contracts (1)	(34,187)	4,747,764	(25,699)	2,918,839
Total		$12,284,077		$11,517,089

(1)  Futures contracts include interest rate, equity price and foreign currency exchange risks. The negative amount represents the Company’s net short position including (45,084) contracts and (33,683) contracts in short position and 10,897 contracts and
    7,984 contracts in long position at December 31, 2011 and 2010, respectively.

      (2)  Not in thousands.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

	At December 31, 2011		At December 31, 2010
	Asset Derivatives Fair Value (a)	Liability Derivatives Fair Value (a)	Asset Derivatives Fair Value (a)	Liability Derivatives Fair Value (a)

Interest rate contracts	$362,753	$257,719	$97,060	$329,214
Foreign currency contracts	577	3,422	32,504	3,878
Equity contracts	46,944	-	59,397	-
Credit contracts	-	17,723	-	27,341
Futures contracts	12,130	8,210	9,103	1,590
Total derivative instruments	422,404	287,074	198,064	362,023
Embedded derivatives (b)	-	1,516,277	2,896	178,069
Total	$422,404	$1,803,351	$200,960	$540,092

(a)	Amounts are presented without consideration of cross-transaction netting and collateral.
(b)	Embedded derivatives expose the Company to a combination of credit, interest rate and equity price risks.

All realized and unrealized derivative gains and losses are recorded in net derivative loss in the Company’s consolidated statements of operations.  The following is a summary of the Company’s realized and unrealized gains (losses) by derivative type for the years ended December 31:

	2011	2010	2009

Interest rate contracts	$270,885	$(122,712)	$143,402
Foreign currency contracts	(50,493)	(16,206)	(12,116)
Equity contracts	(58,110)	(26,734)	(71,865)
Credit contracts	9,619	7,008	(9,855)
Futures contracts	122,649	(217,428)	(328,595)
Embedded derivatives	(1,282,620)	226,782	239,127
Net derivative loss from continuing operations	$(988,070)	$(149,290)	$(39,902)
Net derivative income from discontinued operations	$-	$-	$216,956

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

4. INVESTMENTS (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Concentration of Credit Risk

Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract.  With derivative instruments, the Company is primarily exposed to credit risk through its counterparty relationships.  The Company primarily manages credit risk through policies which address the quality of counterparties, contractual requirements for transacting with counterparties and collateral support agreements, and limitations on counterparty concentrations.  Exposures by counterparty and counterparty credit ratings are monitored closely.  All of the contracts are held with counterparties rated A- or higher.  As of December 31, 2011, the Company’s liability positions were linked to a total of 5 affiliated and unaffiliated counterparties, of which the largest single unaffiliated counterparty payable, net of collateral, had credit exposure of $17.7 million to the Company.  As of December 31, 2011, the Company’s asset positions were linked to a total of 11 affiliated and unaffiliated counterparties, of which the largest single unaffiliated counterparty receivable, net of collateral, had credit exposure of $3.9 million.

Credit-related Contingent Features

All derivative transactions are covered under standardized contractual agreements with counterparties, all of which include credit-related contingent features. These standardized agreements include language related to the failure to pay or deliver on an obligation, bankruptcy and additional termination events, such as a credit rating falling below a stipulated level . These triggers generally result in early terminations after a grace period.

Certain counterparty relationships also may include supplementary agreements with additional triggers related to credit downgrades of the Company or its counterparty.  If the Company’s credit rating were to fall below the stipulated level, this could result in a reduction of minimum thresholds in collateral agreements or full overnight collateralization.  These impacts can frequently be mitigated, however, through re-negotiation of contractual terms.

The aggregate value of all derivative instruments with credit risk-related contingent features that were in a liability position at December 31, 2011 and 2010 was $287.1 million and $362.0 million, respectively.  At December 31, 2011, the Company was fully collateralized, substantially mitigating credit risk.

In the event of an early termination, the Company might be required to accelerate payments to counterparties, up to the current value of its net liability positions, after considering the impacts of netting at default.  If payments cannot be exchanged simultaneously at early termination, funds also will be held in escrow to facilitate settlement.  If an early termination was triggered on December 31, 2011, the Company would be expected to settle a net obligation of $79.1 million.

If counterparties are unable to meet accelerated payment obligations, the Company may also be exposed to uncollectible net asset positions, after considering the impact of netting at default.

At December 31, 2011, the Company pledged $289.6 million in U.S. Treasury securities as collateral to counterparties.  At December 31, 2011, counterparties pledged to the Company $245.1 million in collateral comprised of cash and U.S. Treasury securities.

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
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT

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

On April 1, 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances indicating that a transaction is not orderly.  The Company reviewed its pricing sources and methodologies and has concluded that its various pricing sources and methodologies are in compliance with this guidance.  During the year ended December 31, 2011, there were no changes to these valuation techniques and the related inputs.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith and credit of the Government, municipal bonds, structured notes and certain ABS including collateralized debt obligations, RMBS, CMBS, certain corporate debt, certain private equity investments and certain derivatives, including derivatives embedded in reinsurance contracts.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy

The following table presents the Company’s categories for its assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$55	$-	$55
Residential mortgage-backed securities	-	26,543	-	26,543
Commercial mortgage-backed securities	-	6,781	2,131	8,912
Foreign government & agency securities	-	-	-	-
U.S. states and political subdivision securities	-	221	-	221
U.S. treasury and agency securities	382,569	-	-	382,569
Corporate securities	-	977,356	6,869	984,225
Total available-for-sale fixed maturity securities	382,569	1,010,956	9,000	1,402,525

Trading fixed maturity securities:
Asset-backed securities	-	215,343	76,909	292,252
Residential mortgage-backed securities	-	593,066	120,129	713,195
Commercial mortgage-backed securities	-	619,180	63,838	683,018
Foreign government & agency securities	-	96,205	20,393	116,598
U.S. states and political subdivision securities	-	527	-	527
U.S. treasury and agency securities	327,827	7,199	1,928	336,954
Corporate securities	-	8,062,279	75,713	8,137,992
Total trading fixed maturity securities	327,827	9,593,799	358,910	10,280,536

Derivative instruments - receivable:
Interest rate contracts	-	362,753	-	362,753
Foreign currency contracts	-	577	-	577
Equity contracts	24,499	17,252	5,193	46,944
Futures contracts	12,130	-	-	12,130
Total derivative instruments - receivable	36,629	380,582	5,193	422,404

Other invested assets (1)	1,896	21,621	9,252	32,769
Short-term investments	105,895	-	-	105,895
Cash and cash equivalents	872,064	-	-	872,064
Total investments and cash	1,726,880	11,006,958	382,355	13,116,193

Separate account assets:
Mutual fund investments	21,668,110	-	-	21,668,110
Equity investments	-	-	-	-
Fixed income investments	785,438	5,236,487	16,012	6,037,937
Alternative investments	4,122	62,989	360,463	427,574
Other investments	(1,328)	-	-	(1,328)
Total separate account assets (2) (3)	22,456,342	5,299,476	376,475	28,132,293

Total assets measured at fair value on a recurring basis	$24,183,222	$16,306,434	$758,830	$41,248,486

(1)   Excludes $4.3 million of other invested assets that are not subject to FASB ASC Topic 820.
(2)  Pursuant to the conditions set forth in FASB ASC Topic 944, the value of separate account liabilities is set to equal the fair value of the separate account assets.
(3)  Excludes $648.5 million, primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company’s categories for its liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$-	$-	$1,071,126	$1,071,126
Guaranteed minimum accumulation benefit liability	-	-	215,598	215,598
Derivatives embedded in reinsurance contracts	-	107,965	5,193	113,158
Derivatives embedded in fixed index annuities	-	-	116,395	116,395
Total other policy liabilities (1)	-	107,965	1,408,312	1,516,277

Derivative instruments – payable:
Interest rate contracts	-	257,719	-	257,719
Foreign currency contracts	-	3,422	-	3,422
Credit contracts	-	-	17,723	17,723
Futures contracts	8,210	-	-	8,210
Total derivative instruments – payable	8,210	261,141	17,723	287,074

Other liabilities:
Bank overdrafts (2)	48,893	-	-	48,893

Total liabilities measured at fair value on a recurring basis	$57,103	$369,106	$1,426,035	$1,852,244

(1) The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s consolidated balance sheets.
(2) Bank overdrafts are included within other liabilities in the Company’s consolidated balance sheet.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s categories for its assets measured at fair value on a nonrecurring basis at December 31, 2011:

	Level 1	Level 2	Level 3	Total	Total Loss
Asset
Mortgage loans	$-	$-	$79,067	$79,067	$(38,634)

At December 31, 2011, the Company determined that certain mortgage loans were impaired and as a practical expedient, measured the impairment using the fair value of the related collateral.  The fair value of the collateral was based on real estate valuations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company’s categories for its assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$704	$11	$715
Residential mortgage-backed securities	-	34,614	-	34,614
Commercial mortgage-backed securities	-	13,003	2,047	15,050
Foreign government & agency securities	-	563	-	563
U.S. states and political subdivision securities	-	214	-	214
U.S. treasury and agency securities	375,233	-	-	375,233
Corporate securities	-	1,068,399	1,135	1,069,534
Total available-for-sale fixed maturity securities	375,233	1,117,497	3,193	1,495,923

Trading fixed maturity securities:
Asset-backed securities	-	321,129	90,851	411,980
Residential mortgage-backed securities	-	834,074	88,719	922,793
Commercial mortgage-backed securities	-	737,024	82,171	819,195
Foreign government & agency securities	-	116,986	13,790	130,776
U.S. states and political subdivision securities	-	613	-	613
U.S. treasury and agency securities	737,936	8,582	1,101	747,619
Corporate securities	-	8,301,586	132,556	8,434,142
Total trading fixed maturity securities	737,936	10,319,994	409,188	11,467,118

Derivative instruments - receivable:
Interest rate contracts	-	97,060	-	97,060
Foreign currency contracts	-	32,504	-	32,504
Equity contracts	14,873	30,739	13,785	59,397
Futures contracts	9,103	-	-	9,103
Total derivative instruments - receivable	23,976	160,303	13,785	198,064

Other invested assets (1)	2,890	11,120	8,343	22,353
Short-term investments	832,739	-	-	832,739
Cash and cash equivalents	736,323	-	-	736,323
Total investments and cash	2,709,097	11,608,914	434,509	14,752,520

Separate account assets:
Mutual fund investments	21,892,209	30,517	-	21,922,726
Equity investments	188,216	277	-	188,493
Fixed income investments	317,713	5,812,900	56,323	6,186,936
Alternative investments	24,094	78,164	293,254	395,512
Other investments	900	-	-	900
Total separate account assets (2) (3)	22,423,132	5,921,858	349,577	28,694,567

Total assets measured at fair value on a recurring basis	$25,132,229	$17,530,772	$784,086	$43,447,087

(1)	Excludes $5.1 million of other invested assets that are not subject to FASB ASC Topic 820.
(2)	Pursuant to the conditions set forth in FASB ASC Topic 944, the value of separate account liabilities is set to equal the fair value of the separate account assets.
(3)	Excludes $1,814.1 million, primarily related to investment purchases payable, net of investment sales receivable, that are not subject to FASB ASC Topic 820.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The following table presents the Company’s categories for its liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Liabilities
Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$-	$-	$2,245	$2,245
Guaranteed minimum accumulation benefit liability	-	-	49	49
Derivatives embedded in reinsurance contracts	-	41,272	-	41,272
Derivatives embedded in fixed index annuities	-	-	131,608	131,608
Total other policy liabilities (1)	-	41,272	133,902	175,174

Derivative instruments – payable:
Interest rate contracts	-	329,214	-	329,214
Foreign currency contracts	-	3,878	-	3,878
Credit contracts	-	-	27,341	27,341
Futures contracts	1,590	-	-	1,590
Total derivative instruments – payable	1,590	333,092	27,341	362,023

Other liabilities:
Bank overdrafts (2)	61,227	-	-	61,227

Total liabilities measured at fair value on a recurring basis	$62,817	$374,364	$161,243	$598,424

(1) The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s consolidated balance sheets.
(2) Bank overdrafts are included within other liabilities in the Company’s consolidated balance sheet.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

The methods and assumptions that the Company uses in determining the estimated fair value of its financial instruments that are measured at fair value on a recurring basis are summarized below:

Fixed maturity securities:  The Company determines the fair value of its publicly-traded fixed maturity securities using three primary pricing methods: third-party pricing services, non-binding broker quotes and pricing models.  Prices are first sought from third-party pricing services; the remaining unpriced securities are priced using one of the remaining two methods.  Third-party pricing services derive the security prices through recently reported trades for identical or similar securities with adjustments for trading volumes and market observable information through the reporting date.  In the event that there are no recent market trades, pricing services and brokers may use pricing models to develop a security price based on future expected cash flows discounted at an estimated market rate using collateral performance and vintages.  The Company generally does not adjust quotes or prices obtained from brokers or pricing services.

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

For privately-placed fixed maturity securities, fair values are estimated using models which take into account credit spreads for publicly-traded securities of similar credit risk, maturity, prepayment and liquidity characteristics.  A portion of privately-placed fixed maturity securities also are priced using market prices or broker quotes.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value Hierarchy (continued)

Other policy liabilities:  The fair values of S&P 500 Index and other equity-linked embedded derivatives are produced using standard derivative valuation techniques.  GMAB and GMWB are considered to be derivatives under FASB ASC Topic 815 and are included in contractholder deposit funds and other policy liabilities in the Company’s consolidated balance sheets.  Consistent with the provisions of FASB ASC Topic 820, the Company incorporates risk margins and the Company’s own credit standing, as well as changes in assumptions regarding policyholder behavior, in the calculation of the fair value of embedded derivatives.

Other liabilities:  This financial instrument consists of bank overdraft balances which are due to issued checks and transmitted wires that were not cashed and processed in the Company’s bank accounts at the end of the reporting period.  Similar to cash, the carrying value for other liabilities approximates fair value due to the liquidity of the balance.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the year ended December 31, 2011:

		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Ending balance	Change in unrealized gains (losses) (2)
Available-for-sale fixed maturity securities:
Asset-backed securities	$ 11	$ (16)	$ 5	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Residential mortgage-backed securities	-	-	-	-	-	-	-	-	-	-	-
Commercial mortgage-backed securities	2,047	(362)	446	-	-	-	-	-	-	2,131	-
Foreign government & agency securities	-	-	-	-	-	-	-	-	-	-	-
U.S. states and political subdivision securities	-	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-	-	-	-	-	-
Corporate securities	1,135	1,636	(1,653)	-	-	-	-	6,360	(609)	6,869	-
Total available-for-sale fixed maturity securities	3,193	1,258	(1,202)	-	-	-	-	6,360	(609)	9,000	-

Trading fixed maturity securities:
Asset-backed securities	90,851	(4,497)	-	-	-	-	(5,534)	14,639	(18,550)	76,909	(2,925)
Residential mortgage-backed securities	88,719	3,586	-	-	-	-	(44,230)	99,785	(27,731)	120,129	16,101
Commercial mortgage-backed securities	82,171	(1,391)	-	-	-	-	(21,896)	4,954	-	63,838	168
Foreign government & agency securities	13,790	6,603	-	-	-	-	-	-	-	20,393	8,292
U.S. states and political subdivision securities	-	-	-	-	-	-	-	-	-	-	-
U.S. treasury and agency securities	1,101	47	-	-	-	-	(431)	2,312	(1,101)	1,928	42
Corporate securities	132,556	3,602	-	-	(7,984)	-	(9,419)	32,343	(75,385)	75,713	588
Total trading fixed maturity securities	409,188	7,950	-	-	(7,984)	-	(81,510)	154,033	(122,767)	358,910	22,266

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-	-
Equity contracts	13,785	(4,102)	-	9,295	-	-	(13,785)	-	-	5,193	(4,102)
Futures contracts	-	-	-	-	-	-	-	-	-	-	-
Total derivative instruments– receivable	13,785	(4,102)	-	9,295	-	-	(13,785)	-	-	5,193	(4,102)

Other invested assets	8,343	(4)	-	8,859	(296)	-	-	-	(7,650)	9,252	196
Short-term investments	-	-	-	-	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-	-	-	-	-
Total investments and cash	434,509	5,102	(1,202)	18,154	(8,280)	-	(95,295)	160,393	(131,026)	382,355	18,360

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-	-	-	-	-
Equity investments	-	-	-	-	(49)	-	-	49	-	-	-
Fixed income investments	56,323	(432)	-	523,188	(530,132)	-	(7,327)	8,096	(33,704)	16,012	(515)
Alternative investments	293,254	411	-	207,717	(124,666)	-	(19,453)	3,200	-	360,463	(5,874)
Other investments	-	-	-	-	-	-	-	-	-	-	-
Total separate account assets (1)	349,577	(21)	-	730,905	(654,847)	-	(26,780)	11,345	(33,704)	376,475	(6,389)

Total assets measured at fair value on
a recurring basis	$ 784,086	$ 5,081	$ (1,202)	$ 749,059	$ (663,127)	$ -	$ (122,075)	$ 171,738	$ (164,730)	$ 758,830	$ 11,971

(1) The realized/unrealized gains and losses included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2) Included in earnings relating to instruments still held at the reporting date.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the year ended December 31, 2011:

		Total realized and unrealized (gains) losses
Liabilities	Beginning balance	Included in earnings	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Ending balance	Change in unrealized (gains) losses (2)

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$ 2,245	$ 1,068,881	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$1,071,126	$ 930,740
Guaranteed minimum accumulation benefit liability	49	215,549	-	-	-	-	-	-	-	215,598	182,268
Derivatives embedded in reinsurance contracts	-	(5,923)	-	29,753	-	-	(18,637)	-	-	5,193	(5,923)
Derivatives embedded in fixed index annuities	131,608	(15,213)	-	-	-	-	-	-	-	116,395	69,921
Total other policy liabilities (1)	133,902	1,263,294	-	29,753	-	-	(18,637)	-	-	1,408,312	1,177,006

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-	-	-	-	-
Credit contracts	27,341	(9,618)	-	-	-	-	-	-	-	17,723	(9,619)
Futures contracts	-	-	-	-	-	-	-	-	-	-	-
Total derivative instruments – payable	27,341	(9,618)	-	-	-	-	-	-	-	17,723	(9,619)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$ 161,243	$ 1,253,676	$ -	$ 29,753	$ -	$ -	$ (18,637)	$ -	$ -	$1,426,035	$ 1,167,387

(1) The balances are included within the contractholder deposits funds and other policy liabilities in the Company’s consolidated balance sheets.
(2) Included in earnings relating to instruments still held at the reporting date.

Gains and losses related to Level 3 assets and liabilities, included in the Company’s consolidated statements of operations for the year ended December 31, 2011, are reported as follows:

	Total gains (losses) included in earnings	Change in unrealized gains (losses) related to assets and liabilities still held at the reporting date
Net investment income	$7,946	$22,462
Net derivative loss	(1,257,778)	(1,171,489)
Net realized investment gains, excluding impairment losses on available-for-sale securities	1,258	-
Net losses	$(1,248,574)	$(1,149,027)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for assets which are categorized as Level 3 for the year ended December 31, 2010:

		Total realized and unrealized gains (losses)
Assets	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3 (2)	Ending balance	Change in unrealized gains (losses) included in earnings relating to instruments still held at the reporting date
Available-for-sale fixed maturity securities:
Asset-backed securities	$ 37	$ (40)	$ 14	$ -	$ -	$ 11	$ -
Residential mortgage-backed securities	-	-	-	-	-	-	-
Commercial mortgage-backed
securities	1,930	(472)	589	-	-	2,047	-
Foreign government & agency
securities	-	-	-	-	-	-	-
U.S. states and political subdivision	-	-	-	-	-	-	-
securities	-	-	-	-	-	-	-
U.S. treasury and agency securities				-
Corporate securities	7,936	(23)	53	(6,831)	-	1,135	-
Total available-for-sale fixed maturity securities	9,903	(535)	656	(6,831)	-	3,193	-

Trading fixed maturity securities:
Asset-backed securities	111,650	26,351	-	(38,060)	(9,090)	90,851	28,061
Residential mortgage-backed securities	154,551	11,159	-	(34,087)	(42,904)	88,719	24,255
Commercial mortgage-backed
securities	14,084	1,833	-	66,950	(696)	82,171	3,334
Foreign government & agency
securities	15,323	(1,533)	-	-	-	13,790	65
U.S. states and political subdivision
securities	-	-	-	-	-	-	-
U.S. treasury and agency securities	-	(13)	-	(232)	1,346	1,101	21
Corporate securities	107,886	4,805	-	(11,997)	31,862	132,556	5,111
Total trading fixed maturity securities	403,494	42,602	-	(17,426)	(19,482)	409,188	60,847

Derivative instruments – receivable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Equity contracts	8,821	-	-	4,964	-	13,785	-
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments– receivable	8,821	-	-	4,964	-	13,785	-

Other invested assets	-	(50)	900	7,493	-	8,343	(50)
Short-term investments	-	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-	-
Total investments and cash	422,218	42,017	1,556	(11,800)	(19,482)	434,509	60,797

Separate account assets:
Mutual fund investments	-	-	-	-	-	-	-
Equity investments	7	-	-	(7)	-	-	-
Fixed income investments	276,530	(11,998)	-	(91,989)	(116,220)	56,323	(4,607)
Alternative investments	267,196	12,671	-	30,021	(16,634)	293,254	12,341
Other investments	4,108	-	-	-	(4,108)	-	-
Total separate account assets (1)	547,841	673	-	(61,975)	(136,962)	349,577	7,734

Total assets measured at fair value on
a recurring basis	$ 970,059	$ 42,690	$ 1,556	$ (73,775)	$ (156,444)	$ 784,086	$ 68,531

(1)
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

(2)	Transfers in and/or (out) of Level 3 during the year ended December 31, 2010 are primarily attributable to changes in the observability of inputs used to price the securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

The following table shows a reconciliation of the beginning and ending balances for liabilities which are categorized as Level 3 for the year ended December 31, 2010:

		Total realized and unrealized (gains) losses
Liabilities	Beginning balance	Included in earnings	Included in other comprehensive income	Purchases, issuances, and settlements (net)	Transfers in and/or (out) of level 3	Ending balance	Change in unrealized (gains) losses included in earnings relating to instruments still held at the reporting date

Other policy liabilities:
Guaranteed minimum withdrawal benefit liability	$ 168,786	$ (319,563)	$ -	$ 153,022	$ -	$ 2,245	$ (314,652)
Guaranteed minimum accumulation benefit liability	81,669	(104,831)	-	23,211	-	49	(103,091)
Derivatives embedded in reinsurance contracts	-	-	-	-	-	-	-
Derivatives embedded in fixed index annuities	140,966	(13,153)	-	3,795	-	131,608	20,397
Total other policy liabilities (1)	391,421	(437,547)	-	180,028	-	133,902	(397,346)

Derivative instruments – payable:
Interest rate contracts	-	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-	-
Credit contracts	34,349	(7,008)	-	-	-	27,341	(7,008)
Futures contracts	-	-	-	-	-	-	-
Total derivative instruments – payable	34,349	(7,008)	-	-	-	27,341	(7,008)

Other liabilities:
Bank overdrafts	-	-	-	-	-	-	-

Total liabilities measured at fair value on a recurring basis	$ 425,770	$ (444,555)	$ -	$ 180,028	$ -	$ 161,243	$ (404,354)

(1) The balances are included within the contractholder deposit funds and other policy liabilities in the Company consolidated balance sheets.

Gains and losses related to Level 3 assets and liabilities, included in the Company’s consolidated statements of operations for the year ended December 31, 2010, are reported as follows:

	Total gains (losses) included in earnings	Change in unrealized gains related to assets and liabilities still held at the reporting date
Net investment income	$42,552	$60,797
Net derivative gains	444,555	404,354
Net realized investment losses, excluding impairment
losses on available-for-sale securities	(535)	-
Net gains	$486,572	$465,151

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the year ended December 31, 2011, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivision securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	609	(6,360)	6,360	(609)
Total available-for-sale fixed maturity securities	-	-	609	(6,360)	6,360	(609)

Trading fixed maturity securities:
Asset-backed securities	-	-	18,550	(14,639)	14,639	(18,550)
Residential mortgage-backed securities	-	-	27,731	(99,785)	99,785	(27,731)
Commercial mortgage-backed securities	-	-	-	(4,954)	4,954	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivision securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	(2,312)	1,101	-	2,312	(1,101)
Corporate securities	-	-	75,385	(32,343)	32,343	(75,385)
Total trading fixed maturity securities	-	(2,312)	122,767	(151,721)	154,033	(122,767)

Derivative instruments- receivable:
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Credit contracts	-	-	-	-	-	-
Futures	-	-	-	-	-	-
Total derivative instruments-receivable	-	-	-	-	-	-

Other invested assets	-	-	7,650	-	-	(7,650)
Short-term investments	-	-	-	-	-	-
Cash and cash equivalents	-	-	-	-	-	-
Total investments and cash	-	(2,312)	131,026	(158,081)	160,393	(131,026)

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	-	-	-	(49)	49	-
Fixed income investments	-	-	33,704	(8,096)	8,096	(33,704)
Alternative investments	-	-	-	(3,200)	3,200	-
Other investments	-	-	-	-	-	-
Total separate account assets	-	-	33,704	(11,345)	11,345	(33,704)

Total assets measured at fair value on a
recurring basis	$-	$(2,312)	$164,730	$(169,426)	$171,738	$(164,730)

The Company did not change the categorization of its financial instruments during the year ended December 31, 2011.  The transfers into (out of) Level 2 and Level 3 were primarily due to changes in the level of observability of inputs used to price these securities.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

The Company determines transfers between levels based on the fair value of each security as of the beginning of the reporting period.

During the year ended December 31, 2010, the Company transferred the following assets into (out of) Levels 1, 2 and 3:

	Level 1 Transfers		Level 2 Transfers		Level 3 Transfers
	Into	(Out of)	Into	(Out of)	Into	(Out of)
Assets
Available-for-sale fixed maturity securities:
Asset-backed securities	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivision securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-
Total available-for-sale fixed maturity securities	-	-	-	-	-	-

Trading fixed maturity securities:
Asset-backed securities	-	-	44,458	(35,368)	35,368	(44,458)
Residential mortgage-backed securities	-	-	79,192	(36,288)	36,288	(79,192)
Commercial mortgage-backed securities	-	-	696	-	-	(696)
Foreign government & agency securities	-	-	-	-	-	-
U.S. states and political subdivision securities	-	-	-	-	-	-
U.S. treasury and agency securities	-	(1,346)	-	-	1,346	-
Corporate securities	-	-	32,579	(64,441)	64,441	(32,579)
Total trading fixed maturity securities	-	(1,346)	156,925	(136,097)	137,443	(156,925)

Derivative instruments- receivable:
Interest rate contracts	-	-	-	-	-	-
Foreign currency contracts	-	-	-	-	-	-
Equity contracts	-	-	-	-	-	-
Credit contracts	-	-	-	-	-	-
Futures contracts	-	-	-	-	-	-
Total derivative instruments-receivable	-	-	-	-	-	-

Separate account assets:
Mutual fund investments	-	-	-	-	-	-
Equity investments	-	-	-	-	-	-
Fixed income investments	-	-	116,220	-	-	(116,220)
Alternative investments	14,221	-	2,968	(555)	555	(17,189)
Other investments	4,108	-	-	-	-	(4,108)
Total separate account assets	18,329	-	119,188	(555)	555	(137,517)

Total assets measured at fair value on a
recurring basis	$18,329	$(1,346)	$276,113	$(136,652)	$137,998	$(294,442)

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

5. FAIR VALUE MEASUREMENT (CONTINUED)

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value at:

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Mortgage loans	$1,457,356	$1,588,473	$1,737,528	$1,811,567
Policy loans	$603,371	$651,876	$717,408	$859,668

Financial liabilities:
Contractholder deposit funds and other policy liabilities	$9,503,446	$9,183,946	$11,944,058	$11,490,525
Debt payable to affiliates	$683,000	$683,503	$783,000	$783,000

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

Debt payable to affiliates:  The fair value of notes payable and other borrowings is based on future cash flows discounted at the stated interest rate, considering all appropriate terms of the related agreements.  Due to certain provisions included in such agreements, whereby the issuer of most of the notes has the ability to call the notes at par with appropriate approvals, the fair value is equal to par value.  The note, whose issuer does not have the ability to call at par, is reported at fair value.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

6. NET REALIZED INVESTMENT GAINS (LOSSES)

The Company’s net realized investment gains (losses) on available-for-sale fixed maturity securities and other investments, excluding OTTI losses, consisted of the following for the years ended December 31:

	2011	2010	2009

Fixed maturity securities	$62,361	$34,409	$2,912
Mortgage loans	(25,573)	(10,327)	(43,148)
Real estate	(24)	2	-
Other invested assets	(136)	(170)	1,289
Sales of previously impaired assets	2,950	3,037	2,272

Net realized investment gains (losses) from continuing operations	$39,578	$26,951	$(36,675)
Net realized investment gains from discontinued operations	$-	$-	$-

7. NET INVESTMENT INCOME

The Company’s net investment income consisted of the following for the years ended December 31:

	2011	2010	2009
Trading fixed maturity securities:
Interest and other income	$613,479	$713,960	$822,599
Change in fair value and net realized gains	91,919	606,946	1,736,975
Mortgage loans	91,920	108,555	121,531
Real estate	8,455	8,645	7,735
Policy loans	(88,548)	45,054	44,862
Income ceded under funds withheld reinsurance	25,213	(75,643)	(139,168)
Other	5,916	4,150	3,948
Gross investment income	748,354	1,411,667	2,598,482
Less: Investment expenses	20,726	21,457	16,175
Net investment income from continuing operations	$727,628	$1,390,210	$2,582,307
Net investment loss from discontinued operations	$-	$-	$(24,956)

Ceded investment income on funds-withheld reinsurance portfolios is included as a component of net investment income and is accounted for consistent with the policies discussed in Note 1 of the Company’s consolidated financial statements.  Net investment income ceded and interest earned on policy loans during the year ended December 31, 2011 were decreased by a $113.3 million prior-year adjustment related to the interest rate on policy loans.  Refer to the Wealth Management section in Note 8 to the Company’s consolidated financial statements for further discussion of this adjustment.  The ceded investment income relates to the funds-withheld reinsurance agreements between the Company and certain affiliates, which is further discussed in Note 8 to the Company’s consolidated financial statements.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

The effects of the Company’s reinsurance agreements in the consolidated statements of operations were as follows:

	For the Years Ended December 31,
	2011	2010	2009

Revenues:
Premiums and annuity considerations:
Direct	$109,569	$94,869	$86,671
Assumed	36,169	47,616	52,856
Ceded	(8,318)	(6,310)	(5,281)
Net premiums and annuity considerations from continuing operations	$137,420	$136,175	$134,246
Net premiums and annuity considerations related to discontinued operations	$-	$-	$-

Net investment income:
Direct	$702,415	$1,465,853	$2,721,475
Assumed	-	-	-
Ceded (1)	25,213	(75,643)	(139,168)
Net investment income from continuing operations	$727,628	$1,390,210	$2,582,307
Net investment loss related to discontinued operations	$-	$-	$(24,956)

Fee and other income:
Direct	$743,866	$676,670	$581,868
Assumed	10	-	-
Ceded	(135,465)	(165,643)	(196,032)
Net fee and other income from continuing operations	$608,411	$511,027	$385,836
Net fee and other income related to discontinued operations	$-	$-	$(49,947)

(1)  Investment income earned (direct) and ceded during the year ended December 31, 2011 includes a decrease of $113.3 million due to an interest rate adjustment.  This adjustment did not have any impact on net investment income.  Refer to the Wealth
     Management section of this Note 8 for further details.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

8. REINSURANCE (CONTINUED)

	For the Years Ended December 31,
	2011	2010	2009

Benefits and expenses:
Interest credited:
Direct	$386,809	$491,090	$472,275
Assumed	6,260	6,879	7,801
Ceded (2)	31,139	(96,121)	(94,308)
Net interest credited from continuing operations	$424,208	$401,848	$385,768
Net interest credited related to discontinued operations	$-	$-	$34,216

Policyowner benefits:
Direct	$236,232	$409,907	$265,021
Assumed	22,915	26,189	38,313
Ceded	(124,735)	(196,302)	(192,895)
Net policyowner benefits from continuing operations	$134,412	$239,794	$110,439
Net policyowner benefits related to discontinued operations	$-	$-	$13,267

Other operating expenses:
Direct	$355,928	$333,850	$282,502
Assumed	3,314	5,079	6,129
Ceded	(8,917)	(20,759)	(40,475)
Net other operating expenses from continuing operations	$350,325	$318,170	$248,156
Net other operating expenses related to discontinued operations	$-	$-	$10,436

(2) Interest credited ceded during the year ended December 31, 2011 includes a $113.3 million interest rate adjustment decreasing ceded interest credited.  Refer to the Wealth Management section of this Note 8 for further details.

A brief discussion of the Company’s significant reinsurance agreements by business segment follows.  Refer to Note 16 for additional information regarding the Company’s business segments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

8. REINSURANCE (CONTINUED)

Wealth Management Segment

The Wealth Management segment manages a closed block of SPWL insurance policies, a retirement-oriented tax-advantaged life insurance product.  The Company discontinued sales of the SPWL product in response to certain tax law changes in the 1980s.  The Company had SPWL policyholder balances of $1.3 billion and $1.5 billion at December 31, 2011 and 2010, respectively.  This entire block of business is reinsured on a funds-withheld coinsurance basis with SLOC, an affiliate.  Pursuant to this agreement, the Company held the following assets and liabilities at December 31:

	2011	2010
Assets
Reinsurance receivables	$1,312,989	$1,466,247

Liabilities
Contractholder deposit funds and other policy liabilities	1,342,628	1,478,459
Future contract and policy benefits	2,160	1,823
Reinsurance payable	$1,410,748	$1,555,336

The funds-withheld assets of $1.4 billion and $1.6 billion at December 31, 2011 and  2010, respectively, are comprised of fixed maturity securities, mortgage loans, policy loans, derivative instruments, and cash and cash equivalents that are managed by the Company.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $31.8 million and $14.0 million at December 31, 2011 and 2010, respectively.  The change in the fair value of this embedded derivative decreased derivative income by $17.8 million, $24.6 million, and $120.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

By reinsuring the SPWL product, the Company increased (decreased) net investment income by $48.5 million, $(49.9) million and $(126.6) million for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company also increased (decreased) interest credited by $55.4 million, $(71.5) million and $(73.9) million for the years ended December 31, 2011, 2010 and 2009, respectively.

The net investment income ceded for the year ended December 31, 2011 was decreased by $113.3 million due to an interest rate adjustment processed during the year.  The interest credited ceded for year ended December 31, 2011 was decreased by $113.3 million due to policy reinstatements and interest rate adjustments processed during the year.  The adjustment was recorded to correct the Company’s prior year policy loan balances that were overstated by $113.3 million due to inaccurate interest rates applied to certain SPWL policies’ loan balances.  The adjustment did not have any impact on the interest credited and net investment income, net of reinsurances, reported in the Company’s consolidated statement of operations due to the 100% funds-withheld reinsurance agreement with SLOC noted above.  The adjustment also resulted in a $113.3 million decrease in policy loans, contractholder deposit funds and other policy liabilities, reinsurance receivable, and reinsurance payable in the Company’s consolidated balance sheet at December 31, 2011.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

	December 31,	December 31,
	2011	2010
Assets
Reinsurance receivable	$451,397	$419,684

Liabilities
Contractholder deposit funds and other policy liabilities	507,606	465,035
Reinsurance payable	$429,914	$432,160

Reinsurance payable includes a funds-withheld liability of $324.3 million and $326.9 million at December 31, 2011 and 2010, respectively, and a deferred gain of $105.6 million and $105.3 million at December 31, 2011 and 2010, respectively.  The funds-withheld assets are managed by the Company and comprised of fixed maturity securities, policy loans, equity securities, cash and cash equivalents and related accrued income, totaling $332.5 million and $357.2 million at December 31, 2011 and 2010, respectively.  The funds-withheld coinsurance agreement gives rise to an embedded derivative which is required to be separated from the host reinsurance contract.  At December 31, 2011 and 2010, the fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $34.1 million and $24.1 million, respectively.

The change in fair value of the embedded derivative (decreased) increased derivative income by $(10.0) million and $2.2 million for the years ended December 31, 2011 and 2010, respectively.  In addition, during the years ended December 31, 2011 and 2010, the reinsurance agreement reduced revenues by $53.2 million and $24.3 million, respectively, and decreased expenses by $31.3 million and $56.2 million, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

8. REINSURANCE (CONTINUED)

Individual Protection Segment (continued)

The Company’s subsidiary, SLNY, has a funds-withheld reinsurance agreement with SLOC under which SLOC funds a portion of the statutory reserves (“AXXX reserves”) required by New York Regulation 147, which is substantially similar to Actuarial Guideline 38, as adopted by the NAIC, attributable to certain UL policies sold by SLNY.  Under this agreement SLNY ceded, and SLOC assumed, on a funds-withheld 90% coinsurance basis certain in-force policies at December 31, 2007.  Pursuant to this agreement, SLNY held the following assets and liabilities at December 31:

	2011	2010
Assets
Reinsurance receivable	$159,649	$133,088

Liabilities
Contractholder deposit funds and other policy liabilities	142,146	104,795
Future contract and policy benefits	33,138	21,662
Reinsurance payable	$238,180	$225,387

Reinsurance payable includes a funds-withheld liability of $194.3 million and $172.8 million at December 31, 2011 and 2010, respectively, and a deferred gain of $43.7 million and $52.6 million at December 31, 2011 and 2010, respectively.  The funds-withheld assets are managed by the Company and are comprised of trading fixed maturity securities, policy loans, equity securities, mortgage loans and related accrued income, totaling $191.2 million and $176.7 million at December 31, 2011 and 2010, respectively.  The coinsurance agreement with funds-withheld gives rise to an embedded derivative which is required to be separated from the host reinsurance contract.  The fair value of the embedded derivative increased contractholder deposit funds and other policy liabilities by $31.2 million and $3.2 million at December 31, 2011 and 2010, respectively.

The change in the fair value of this embedded derivative decreased derivative income by $28.1 million, $3.9 million and $11.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  In addition, the activities related to the reinsurance agreement have decreased revenues by $48.8 million, $31.0 million and $29.0 million, and decreased expenses by $26.8 million, $28.0 million and $20.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has other reinsurance agreements with SLOC and several unrelated companies, which provide reinsurance for portions of the net-amount-at-risk under certain individual variable universal life, individual private placement variable universal life, bank owned life insurance (“BOLI”) and corporate owned life insurance (“COLI”) policies.  These amounts are reinsured on a monthly renewable term, a yearly renewable term or a modified coinsurance basis.  These other agreements decreased revenues by approximately $91.7 million, $134.7 million and $173.9 million and reduced expenses by approximately $79.9 million, $140.1 million and $168.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Group Protection Segment

SLNY has several agreements with unrelated companies whereby the unrelated companies reinsure the mortality and morbidity risks of certain of SLNY’s group contracts.

SLNY also has a reinsurance agreement, effective May 31, 2007, to assume the net risks of SLHIC’s New York issued contracts.  At December 31, 2011 and 2010, SLNY held policyholder liabilities of $25.7 million and $28.6 million, respectively, related to this agreement.  In addition, the reinsurance agreement increased revenues by $36.2 million, $47.6 million and $52.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, and increased expenses by $26.2 million, $31.2 million and $44.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

Prior to the December 31, 2009 employee transfer, the Company sponsored two non-contributory defined benefit pension plans for its employees and certain affiliated employees.  These plans were the staff qualified pension plan (“staff pension plan”) and the staff nonqualified pension plan (“UBF plan”) (collectively, the “Pension Plans”).  Expenses were allocated to participating companies based in a manner consistent with the allocation of employee compensation expenses.  The Company's funding policies for the staff pension plan was to contribute amounts which at least satisfy the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”).  Most pension plan assets consist of separate accounts of SLOC or other insurance company contracts.

Prior to the December 31, 2009 employee transfer, the Company sponsored a postretirement benefit plan for its employees and certain affiliated employees providing certain health, dental and life insurance benefits for retired employees and dependents (the “Other Post-Retirement Benefit Plan”).  Expenses were allocated to participating companies based on the number of participants.  Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition.  Life insurance benefits are generally set at a fixed amount.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

9. RETIREMENT PLANS (CONTINUED)

The following tables set forth the change in the Pension Plans’ and the Other Post-Retirement Benefit Plan’s projected benefit obligations and assets, as well as information on the plans’ funded status at December 31, 2009:

	Pension Plans	Other Post Retirement Benefit Plan
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$270,902	$49,112
Effect of eliminating early measurement date	-	-
Service cost	2,597	1,754
Interest cost	17,434	3,218
Actuarial loss	17,861	2,344
Benefits paid	(11,066)	(2,095)
Plan amendments	-	(803)
Federal subsidy	-	121
Transfer to Sun Life Services	(297,728)	(53,651)
Projected benefit obligation at end of year	$-	$-

	Pension Plans	Other Post Retirement Benefit Plan
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$195,511	$-
Effect of eliminating early measurement date	-	-
Employer contributions	6,500	2,095
Other	1,547	-
Actual return on plan assets	49,375	-
Benefits paid	(11,066)	(2,095)
Transfer to Sun Life Services	(241,867)	-
Fair value of plan assets at end of year	$-	$-

	Pension Plans	Other Post Retirement Benefit Plan
Information on the funded status of the plan:
Funded status	$-	$-
Accrued benefit cost	$-	$-

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

9. RETIREMENT PLANS (CONTINUED)

The following table sets forth the components of the net periodic benefit cost and the Company’s share of net periodic benefit costs related to the Pension Plans and the Other Post-Retirement Benefit Plan for the year ended December 31:

	Pension Plans	Other Post Retirement Benefit Plan
	2009	2009
Components of net periodic cost (benefit):
Service cost	$2,597	$1,754
Interest cost	17,434	3,218
Expected return on plan assets	(15,111)	-
Amortization of transition obligation asset	(2,093)	-
Amortization of prior service cost (benefit)	337	(529)
Recognized net actuarial loss	2,782	382
Net periodic cost	$5,946	$4,825

Company's share of net periodic cost	$5,946	$3,926

For the year ended December 31, 2011, Sun Life Services allocated costs to the Company of $1.2 million and $4.4 million for the Pension Plans and Other Post-Retirement Benefit Plan, respectively.  For the year ended December 31, 2010, Sun Life Services allocated costs to the Company of $3.1 million and $4.4 million for the Pension Plans and Other Post-Retirement Benefit Plan, respectively.

The following table shows changes in the Company’s AOCI related to the Pension Plans and the Other Post-Retirement Benefit Plan for the following years:

	Pension Plans	Other Post Retirement Benefit Plan
	2009	2009
Net actuarial (gain) loss arising during the year	$(16,402)	$2,344
Net actuarial (loss) gain recognized during the year	(2,782)	(382)
Prior service cost arising during the year	-	(803)
Prior service cost recognized during the year	(337)	529
Transition asset recognized during the year	2,093	-
Transition asset arising during the year	-	-
Total recognized in AOCI	(17,428)	1,688
Tax effect	6,100	(591)
Total recognized in AOCI, net of tax	$(11,328)	$1,097

Total recognized in net periodic (benefit) cost and other comprehensive (loss) income, net of tax	$(7,463)	$3,648

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

9. RETIREMENT PLANS (CONTINUED)

Effective December 31, 2009, the Company transferred to Sun Life Services the following AOCI related to the Pension Plans and the Other Post-Retirement Benefit Plan:

	Pension Plans	Other Post Retirement Benefit Plan	Total
Transfer of actuarial loss to affiliate	$(67,343)	$(7,525)	$(74,868)
Transfer of prior service (cost)/credit to affiliate	(3,772)	4,164	392
Transfer of transition asset to affiliate	1,495	-	1,495
Total AOCI transferred to affiliate	(69,620)	(3,361)	(72,981)
Tax effect	24,367	1,176	25,543
Total AOCI, net of tax, transferred to affiliate	$(45,253)	$(2,185)	$(47,438)

Assumptions

Weighted average assumptions used to determine benefit obligations for the Pension Plans and the Other Post-Retirement Benefit Plan were as follows:

	Pension Plans	Other Post Retirement Benefit Plan
	2009	2009
Discount rate	6.10%	6.10%
Rate of compensation increase	3.75%	n/a

Weighted average assumptions used to determine net (benefit) cost for the Pension Plans and the Other Post-Retirement Benefit Plan were as follows:

	Pension Plans	Other Post Retirement Benefit Plan
	2009	2009
Discount rate	6.50%	6.50%
Expected long term return on plan assets	7.75%	n/a
Rate of compensation increase	3.75%	n/a

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

9. RETIREMENT PLANS (CONTINUED)

Cash Flow

The Company contributed $6.5 million and $1.5 million to the staff pension plan and the UBF plan in 2009, respectively.

Savings and Investment Plan

Effective December 31, 2009, Sun Life Services sponsors a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) and in which substantially all employees of at least age 21 at date of hire are eligible to participate.  Prior to December 31, 2009, the Company sponsored the 401(k) Plan.  Employee contributions, up to specified amounts, are matched by Sun Life Services under the 401(k) Plan.

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

For RIA participants who were at least age 40 on January 1, 2006 and whose age plus service on January 1, 2006 equaled or exceeded 45, the Company contributed to the RIA from January 1, 2006 through December 31, 2009, and Sun Life Services contributes to the RIA from January 1, 2010 through December 31, 2015, a percentage of the participant’s eligible compensation determined under the following chart based on the participant’s age and service on January 1, 2006.

	Service
Age	Less than 5 years	5 or more years
At least 40 but less than 43	3.0%	5.0%
At least 43 but less than 45	3.5%	5.5%
At least 45	4.5%	6.5%

The amount of the 2009 employer contributions under the 401(k) Plan for the Company and its affiliates was $25.2 million.  Amounts are allocated to affiliates based upon their respective employees’ contributions.  The Company’s portion of the expense was $14.2 million for the year ended December 31, 2009.  For the years ended December 31, 2011 and 2010, Sun Life Services allocated $16.3 million and $17.4 million to the Company, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

10. FEDERAL INCOME TAXES

The Company accounts for current and deferred income taxes in the manner prescribed by FASB ASC Topic 740.  A summary of the components of income tax (benefit) expense in the consolidated statements of operations for the years ended December 31 is as follows:

	2011	2010	2009
Income tax (benefit) expense:
Current	$(30,769)	$(78,166)	$40,092
Deferred	(49,932)	149,377	295,557

Total income tax (benefit) expense related to
continuing operations	$(80,701)	$71,211	$335,649
Total income tax expense related to
discontinued operations	$-	$-	$40,690

Federal income taxes attributable to the Company’s consolidated operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%.  The following is a summary of the differences between the expected income tax (benefit) expense at the prescribed U.S. federal statutory income tax rate and the total amount of income tax (benefit) expense that the Company has recorded.

	2011	2010	2009

Expected federal income tax expense	$(64,336)	$71,920	$424,261
Low income housing tax credits	(1,885)	(2,028)	(3,880)
Separate account dividends received deduction	(14,702)	(14,702)	(16,232)
Prior year adjustments/settlements	(968)	5,243	1,320
Valuation allowance-capital losses	-	-	(69,670)
Goodwill impairment	2,450	11,559	-
Adjustments to tax contingency reserves	-	305	1,605
Other items	(1,265)	(1,358)	(1,949)

Federal income tax (benefit) expense	(80,706)	70,939	335,455
State income tax expense	5	272	194

Total income tax (benefit) expense related to
continuing operations	$(80,701)	$71,211	$335,649
Total income tax expense related to
discontinued operations	$-	$-	$40,690

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

10. FEDERAL INCOME TAXES (CONTINUED)

The net deferred tax asset represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  The components of the Company’s net deferred tax asset as of December 31 were as follows:

	2011	2010
Deferred tax assets:
Actuarial liabilities	$689,286	$155,285
Tax loss carryforwards	251,591	347,172
Investments, net	79,417	188,110
Goodwill and other impairments	34,573	47,303
Other	15,897	74,218
Gross deferred tax assets	1,070,764	812,088
Valuation allowance	-	-
Total deferred tax assets	1,070,764	812,088

Deferred tax liabilities:
Deferred policy acquisition costs	(622,388)	(417,791)
Total deferred tax liabilities	(622,388)	(417,791)

Net deferred tax asset	$448,376	$394,297

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

The Company’s net deferred tax asset at December 31, 2011 and 2010 was comprised of gross deferred tax assets and gross deferred tax liabilities.  The gross deferred tax asset was primarily related to unrealized investment security losses, actuarial liabilities and net operating loss (“NOL”) carryforwards, as well as a capital loss carryforward generated in 2009.  At December 31, 2011, the Company had $698.9 million of NOL carryforwards and $20.0 million of capital loss carryforward.  At December 31, 2010, the Company had $958.2 million of NOL carryforwards and $33.7 million of capital loss carryforward.  If not utilized, the NOL carryforwards will begin to expire in 2023 and the capital loss carryforward will expire in 2014.  The Company’s net deferred tax asset was $448.4 million and $394.3 million at December 31, 2011 and 2010, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

During the year ended December 31, 2011, no valuation allowance was recorded against the deferred tax asset for investment losses.  The Company believes that it is more likely than not that the deferred tax asset related to impairment losses will be realized due to tax planning strategies related to certain mortgage-backed securities, the Company’s intent and ability to hold the related investment securities to maturity, and other tax planning strategies.  For the remaining unrealized losses, the Company believes that it is more likely than not that the related deferred tax asset will be realized due to the Company’s intent and ability to hold the related investment securities to recovery of amortized cost.

FASB ASC Topic 740 establishes a comprehensive reporting model which addresses how a business entity should recognize, measure, present and disclose uncertain tax positions that the entity has taken or plans to take on a tax return.

The liability for unrecognized tax benefits (“UTBs”) related to permanent and temporary tax adjustments, exclusive of interest, was $32.9 million, $31.2 million and $42.0 million at December 31, 2011, 2010 and 2009, respectively.  Of the $32.9 million, $1.6 million represents the amount of UTBs that, if recognized, would favorably affect the Company’s effective income tax rate in future periods, exclusive of any related interest.

The net increase (decreases) in the tax liability for UTBs of $1.7 million, $(10.8) million and $(8.7) million in the years ended December 31, 2011, 2010 and 2009, respectively, resulted from the following:

	2011	2010	2009
Balance at January 1	$31,217	$41,989	$50,679
Gross increases related to tax positions in prior years	13,855	23,214	7,950
Gross decreases related to tax positions in prior years	(4,472)	(16,170)	(16,640)
Settlements	(7,659)	(20,187)	-
Close of tax examinations/statutes of limitations	-	2,371	-

Balance at December 31	$32,941	$31,217	$41,989

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

10. FEDERAL INCOME TAXES (CONTINUED)

The Company has elected to recognize interest and penalties accrued related to UTBs in interest expense (income).  During the years ended December 31, 2011, 2010 and 2009, the Company recognized $2.6 million, $6.4 million and $(9.0) million, respectively, in gross interest expense (income) related to UTBs.  The Company had approximately $9.2 million and $6.6 million of interest accrued at December 31, 2011 and 2010, respectively.  During 2010, the Company settled interest assessments of $4.6 million with the Internal Revenue Service (the “IRS”) for the 2001 and 2002 tax years.  The Company did not accrue any penalties.

While the Company expects the amount of unrecognized tax liabilities to change in the next twelve months, it does not expect the change to have a significant impact on its results of operations or financial position.

The Company files federal income tax returns and income tax returns in various state and local jurisdictions.  With few exceptions, the Company is no longer subject to examinations by the tax authorities in these jurisdictions for tax years before 2003.  In August 2006, the IRS issued a Revenue Agent’s Report for the Company’s 2001 and 2002 tax years.  The Company disagreed with some of the proposed adjustments, filed a protest, and the case was assigned to the Appeals division of the IRS (“Appeals”).  A settlement was reached and formally approved by the Company on January 11, 2010.   The effects of the settlement are in line with previous expectations and had no material impact on the Company’s consolidated financial statements.

On August 4, 2011, the IRS held an Opening Conference with the Company for the audit of the tax years 2007-2009.  The Company is in the process of responding to the IRS requests for information. The Company also provided a disclosure letter to the IRS on September 21, 2011, informing the IRS of potential issues in the tax years under audit.

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

The Company will file a consolidated federal income tax return with SLC – U.S. Ops Holdings for the  year ended December 31, 2011, as the Company did for the years ended December 31, 2010 and 2009.

Effective December 31, 2009, the Company paid a dividend of all of the issued and outstanding common stock of Sun Life Vermont to the Parent.  Sun Life Vermont continues to be included in the consolidated federal income tax return of the Parent after 2009.

The Company makes or receives payments under certain tax sharing agreements with SLC – U.S. Ops Holdings.  Under these agreements, such payments are determined based upon the Company’s stand-alone taxable income (as if it were filing as a separate company) and based upon the SLC – U.S. Ops Holdings consolidated group’s overall taxable position.  Under the terms of the tax sharing agreements, deferred tax assets for tax attributes are realized by the Company when the tax attributes are utilized by the consolidated group.  The Company received income tax refunds of $21.0 million and $107.1 million in 2011 and 2010, respectively, and made income tax payments of $21.1 million in 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

11. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses, which is related to the Company’s and its subsidiaries’ group life, group disability insurance, group dental and group stop loss products is summarized below:

	2011	2010	2009

Balance at January 1	$76,181	$72,953	$71,316
Less: reinsurance recoverable	(7,316)	(5,710)	(5,347)
Net balance at January 1	68,865	67,243	65,969
Incurred related to:
Current year	73,573	83,384	86,905
Prior years	468	(1,823)	(5,817)
Total incurred	74,041	81,561	81,088
Paid losses related to:
Current year	(46,861)	(54,312)	(58,598)
Prior years	(22,618)	(25,627)	(21,216)
Total paid	(69,479)	(79,939)	(79,814)

Balance at December 31	80,594	76,181	72,953
Less: reinsurance recoverable	(7,167)	(7,316)	(5,710)
Net balance at December 31	$73,427	$68,865	$67,243

The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustment expenses as new information becomes available and events occur which may impact the resolution of unsettled claims.  Changes in prior estimates are recorded in results of operations in the year such changes are made.  As a result of changes in estimates of insured events in prior years, the liability for unpaid claims and claims adjustment expenses increased (decreased) by $0.5 million, $(1.8) million and $(5.8) million, during the years ended December 31, 2011, 2010 and 2009, respectively.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2011:

Benefit Type	Account Balance	Net Amount at Risk (1)	Average Attained Age
Minimum death	$20,437,429	$2,074,633	66.1
Minimum income	$134,076	$64,600	63.0
Minimum accumulation or withdrawal	$13,633,969	$841,197	63.7

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2010:

Benefit Type	Account Balance	Net Amount at Risk (1)	Average Attained Age
Minimum death	$20,061,043	$1,742,139	66.0
Minimum income	$179,878	$59,322	62.2
Minimum accumulation or withdrawal	$12,233,731	$152,571	63.2

(1) Net amount at risk represents the excess of the guaranteed benefits over account balance for contracts that have an account value less than the guarantee.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

12. LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

The following roll-forward summarizes the change in reserve for the Company’s GMDBs and GMIBs for the year ended December 31, 2011:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2011	$123,605	$14,630	$138,235

Benefit Ratio Change /
Assumption Changes	23,491	4,443	27,934
Incurred guaranteed benefits	27,116	1,257	28,373
Paid guaranteed benefits	(39,513)	(1,155)	(40,668)
Interest	9,072	916	9,988

Balance at December 31, 2011	$143,771	$20,091	$163,862

The following roll-forward summarizes the change in reserve for the Company’s GMDBs and GMIBs for the year ended December 31, 2010:

	Guaranteed Minimum Death Benefit	Guaranteed Minimum Income Benefit	Total
Balance at January 1, 2010	$96,267	$10,058	$106,325

Benefit Ratio Change /
Assumption Changes	28,724	6,519	35,243
Incurred guaranteed benefits	28,481	1,434	29,915
Paid guaranteed benefits	(37,767)	(4,207)	(41,974)
Interest	7,900	826	8,726

Balance at December 31, 2010	$123,605	$14,630	$138,235

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
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

12. LIABILITIES FOR CONTRACT GUARANTEES (CONTINUED)

GMABs and GMWBs are considered to be derivatives under FASB ASC Topic 815 and are recorded at fair value through earnings.  The Company records GMAB and GMWB assets or liabilities in its consolidated balance sheets as part of contractholder deposit funds and other policy liabilities.  The net balance of GMABs and GMWBs constituted a liability in the amount of $1,286.8 million and $2.3 million at December 31, 2011 and 2010, respectively.  The Company includes the following unobservable inputs in its calculation of the embedded derivative:

Actively-Managed Volatility Adjustments – This component incorporates the basis differential between the observable implied volatilities for each index and the actively-managed funds underlying the variable annuity product.  The adjustment is based upon historical actively-managed fund volatilities and historical weighted-average index volatilities.

Credit Standing Adjustment – This component makes an adjustment that market participants would make to reflect the non-performance risk associated with the embedded derivatives.  The adjustment is based upon the published credit spread for A-rated corporate bonds, which have ratings that are equivalent to the rating of the Company.

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

13. DEFERRED POLICY ACQUISITION COSTS AND SALES INDUCEMENT ASSET

The following roll-forward summarizes the change in DAC asset and SIA for the years ended December 31:

	2011	2010
Balance at January 1	$1,682,559	$2,173,642
Acquisition costs deferred	244,659	241,182
Amortized to expense during the year (1)	279,668	(732,265)
Balance at December 31	$2,206,886	$1,682,559

(1)	Includes interest, unlocking and loss recognition.

Refer to Note 1 of the Company’s consolidated financial statements for information regarding the deferral and amortization methodologies related to DAC asset and SIA.  The Company tested its DAC asset and SIA for future recoverability and determined that the assets were not impaired at December 31, 2011.

During the year ended December 31, 2011, the Company recorded a negative amortization increasing its DAC asset and SIA by $770.2 million.  The negative amortization related to a decrease in actual gross profit which was due to a $1.3 billion increase in the fair value of GMAB and GMWB liabilities related to certain variable annuity products.  The increase in DAC asset and SIA was offset by an unlocking adjustment decreasing DAC asset and SIA by $575.2 million.  The unlocking adjustment recorded in 2011 was due to the total present value of the gross profit for the largest cohort of the Company’s fixed annuities, which was negative at December 31, 2011 resulting in decrease in DAC asset and SIA.

The Company wrote down DAC asset and SIA by $21.0 million and $126.0 million as a result of loss recognition related to certain annuity products for the years ended December 31, 2011 and 2010, respectively.  Of the $21.0 million charge for loss recognition in 2011, $18.3 million related to DAC and was reported as amortization of DAC.  The remaining $2.7 million related to SIA and was reported as a component of interest credited in the Company’s consolidated statement of operations.  Of the $126.0 million charge for loss recognition in 2010, $117.7 million related to DAC and was reported as amortization of DAC.  The remaining $8.3 million related to SIA and was reported as a component of interest credited in the Company’s consolidated statement of operations.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

14. VALUE OF BUSINESS AND CUSTOMER RENEWALS ACQUIRED

The following roll-forward summarizes the change in VOBA and VOCRA for the years ended December 31:

	2011	2010
Balance at January 1	$134,985	$168,845
Amortized to expense during the year	(28,898)	(33,860)
Balance at December 31	$106,087	$134,985

Refer to Note 1 of the Company’s consolidated financial statements for information regarding the amortization methodologies related to VOBA and VOCRA.  The Company tested its VOBA and VOCRA assets for future recoverability and determined that the assets were not impaired at December 31, 2011.

The Company tested the VOCRA asset for impairment in the fourth quarter of 2009 and determined that the fair value was lower than its carrying value.  Accordingly, the Company decreased the carrying value of VOCRA and recorded an impairment charge of $2.6 million for the year ended December 31, 2009.  The impairment charge is included in amortization expense in the consolidated statements of operations and is allocated in the Group Protection segment.

15. CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial statements are provided in compliance with Regulation S-X of the SEC and in accordance with SEC Rule 12h-5.

The products of the Company’s wholly-owned subsidiary, SLNY, include, among other products, combination fixed and variable annuity contracts (the “Contracts”) in the State of New York.  These Contracts contain a fixed investment option, where interest is paid at a guaranteed rate for a specified period of time, and withdrawals made before the end of the specified period may be subject to a market value adjustment that can increase or decrease the amount of the withdrawal proceeds (the “fixed investment option period”).  Effective September 27, 2007, the Company provided a full and unconditional guarantee (the “guarantee”) of SLNY’s obligation related to the fixed investment option period related to Contracts currently in-force or sold on or after that date.  The guarantee relieved SLNY of its obligation to file annual, quarterly, and current reports with the SEC on Form 10-K, Form 10-Q and Form 8-K.

In the following presentation of consolidating financial statements, the term "SLUS as Parent" is used to denote the Company as a standalone entity, isolated from its subsidiaries and the term “Other Subs” is used to denote the Company's other subsidiaries, with the exception of SLNY.  All consolidating financial statements are presented in thousands.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Operations
For the Year Ended December 31, 2011

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Revenues

Premiums and annuity considerations	$20,524	$116,896	$-	$-	$137,420
Net investment income (1)	608,647	115,412	3,569	-	727,628
Net derivative loss	(873,518)	(114,552)	-	-	(988,070)
Net realized investment gains (losses), excluding impairment losses on available-for- sale securities	35,284	5,328	(1,034)	-	39,578
Other-than-temporary impairment losses (2)	(71)	-	-	-	(71)
Fee and other income	565,075	42,276	13,889	(12,829)	608,411

Total revenues	355,941	165,360	16,424	(12,829)	524,896

Benefits and Expenses

Interest credited	370,024	53,074	1,110	-	424,208
Interest expense	47,170	-	-	-	47,170
Policyowner benefits	66,426	67,733	253	-	134,412
Amortization of DAC, VOBA and VOCRA	(214,767)	(32,634)	-	-	(247,401)
Other operating expenses	298,518	51,234	13,402	(12,829)	350,325

Total benefits and expenses	567,371	139,407	14,765	(12,829)	708,714

(Loss) income before income tax (benefit) expense	(211,430)	25,953	1,659	-	(183,818)

Income tax (benefit) expense	(89,089)	7,947	441	-	(80,701)
Equity in the net income of subsidiaries	19,224	-	-	(19,224)	-

Net (loss) income	$(103,117)	$18,006	$1,218	$(19,224)	$(103,117)
(1)
SLUS as Parent’s and SLNY’s net investment income includes an increase in market value of trading investments of $152.4 million and $34.2 million, respectively, for the year ended December 31, 2011.  Other Subs’ net investment income does not include trading investments.

(2)	SLUS as Parent’s and SLNY’s OTTI losses for the year ended December 31, 2011 represent impairments related to credit loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Operations
For the Year Ended December 31, 2010

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Revenues

Premiums and annuity considerations	$16,680	$119,495	$-	$-	$136,175
Net investment income (1)	1,269,106	118,138	2,966	-	1,390,210
Net derivative (loss) income	(161,975)	12,685	-	-	(149,290)
Net realized investment gains (losses), excluding impairment losses on available-for-sale securites	26,848	827	(724)	-	26,951
Other-than-temporary impairment losses (2)	(735)	(150)	-	-	(885)
Fee and other income	481,606	19,433	9,988	-	511,027

Total revenues	1,631,530	270,428	12,230	-	1,914,188

Benefits and Expenses

Interest credited	342,977	57,924	947	-	401,848
Interest expense	51,334	455	-	-	51,789
Policyowner benefits	161,979	77,590	225	-	239,794
Amortization of DAC, VOBA and VOCRA	606,896	90,206	-	-	697,102
Other operating expenses	268,798	39,938	9,434	-	318,170

Total benefits and expenses	1,431,984	266,113	10,606	-	1,708,703

Income before income tax expense	199,546	4,315	1,624	-	205,485

Income tax expense	69,993	643	575	-	71,211
Equity in the net income of subsidiaries	4,721	-	-	(4,721)	-
Net income	$134,274	$3,672	$1,049	$(4,721)	$134,274

(1)
SLUS as Parent’s and SLNY’s net investment income includes an increase in market value of trading investments of $640.2 million, and $34.0 million, respectively, for the year ended December 31, 2010.  Other Subs’ net investment income does not include trading investments.

(2)	SLUS as Parent’s and SLNY’s OTTI losses for the year ended December 31, 2010 represent impairments related to credit loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Operations
For the Year Ended December 31, 2009

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Revenues

Premiums and annuity considerations	$14,374	$119,872	$-	$-	$134,246
Net investment income (1)	2,345,022	233,216	4,069	-	2,582,307
Net derivative (loss) income	(62,600)	22,698	-	-	(39,902)
Net realized investment losses, excluding impairment losses on available-for-sale securites	(30,129)	(2,815)	(3,731)	-	(36,675)
Other-than-temporary impairment losses (2)	(4,450)	(181)	(203)	-	(4,834)
Fee and other income	375,570	5,103	5,163	-	385,836

Total revenues	2,637,787	377,893	5,298	-	3,020,978

Benefits and Expenses

Interest credited	336,754	47,855	1,159	-	385,768
Interest expense	39,035	745	-	-	39,780
Policyowner benefits	36,409	78,231	(4,201)	-	110,439
Amortization of DAC, VOBA and VOCRA	917,129	107,532	-	-	1,024,661
Other operating expenses	201,205	42,368	4,583	-	248,156
Total benefits and expenses	1,530,532	276,731	1,541	-	1,808,804

Income before income tax expense	1,107,255	101,162	3,757	-	1,212,174

Income tax expense	305,150	29,650	849	-	335,649
Equity in the net income of subsidiaries	179,391	-	-	(179,391)	-
Net income from continuing operations	981,496	71,512	2,908	(179,391)	876,525
Income from discontinued operations, net of tax	-	-	104,971	-	104,971

Net income	$981,496	$71,512	$107,879	$(179,391)	$981,496

(1)
SLUS as Parent’s, SLNY’s and Other Subs’ net investment income includes an increase in market value of trading investments of $1,913.3 million, $173.4 million and $0.0 million, respectively, for the year ended December 31, 2009.

(2)	SLUS as Parent’s, SLNY’s and Other Subs’ OTTI losses for the year ended December 31, 2009 represent impairments related to credit loss.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2011

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassifications	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities, at fair value	$1,092,686	$239,776	$70,063	$-	$1,402,525
Trading fixed maturity securities, at fair value	8,633,690	1,646,846	-	-	10,280,536
Mortgage loans	1,269,140	153,987	34,229	-	1,457,356
Derivative instruments – receivable	422,404	-	-	-	422,404
Limited partnerships	34,088	-	-	-	34,088
Real estate	192,166	-	31,648	-	223,814
Policy loans	582,080	1,116	20,175	-	603,371
Other invested assets	32,735	4,340	-	-	37,075
Short-term investments	104,895	1,000	-	-	105,895
Cash and cash equivalents	793,146	63,168	15,750	-	872,064
Investment in subsidiaries	592,180	-	-	(592,180)	-
Total investments and cash	13,749,210	2,110,233	171,865	(592,180)	15,439,128

Accrued investment income	146,021	21,994	1,746	-	169,761
Deferred policy acquisition costs and sales inducement asset	2,038,342	168,544	-	-	2,206,886
Value of business and customer renewals acquired	102,670	3,417	-	-	106,087
Net deferred tax asset	437,558	7,391	3,427	-	448,376
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	4,589	503	-	-	5,092
Reinsurance receivable	2,061,777	175,928	101	-	2,237,806
Other assets	90,384	28,103	1,194	(356)	119,325
Separate account assets	26,082,352	1,365,026	36,412	-	27,483,790

Total assets	$44,712,903	$3,888,438	$214,745	$(592,536)	$48,223,550

LIABILITIES

Contractholder deposit funds and other policy liabilities	$11,981,712	$1,620,152	$24,661	$-	$13,626,525
Future contract and policy benefits	775,812	133,924	296	-	910,032
Payable for investments purchased	690	40	-	-	730
Accrued expenses and taxes	41,202	8,594	427	(356)	49,867
Debt payable to affiliates	683,000	-	-	-	683,000
Reinsurance payable	1,848,776	251,311	37	-	2,100,124
Derivative instruments – payable	287,074	-	-	-	287,074
Other liabilities	269,518	55,279	14,844	-	339,641
Separate account liabilities	26,082,352	1,365,026	36,412	-	27,483,790

Total liabilities	41,970,136	3,434,326	76,677	(356)	45,480,783

STOCKHOLDER’S EQUITY

Common stock	$6,437	$2,100	$2,542	$(4,642)	$6,437
Additional paid-in capital	3,629,228	389,963	113,397	(503,360)	3,629,228
Accumulated other comprehensive income	38,851	9,655	3,446	(13,101)	38,851
(Accumulated deficit) retained earnings	(931,749)	52,394	18,683	(71,077)	(931,749)

Total stockholder’s equity	2,742,767	454,112	138,068	(592,180)	2,742,767

Total liabilities and stockholder’s equity	$44,712,903	$3,888,438	$214,745	$(592,536)	$48,223,550

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Balance Sheets at December 31, 2010

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company
ASSETS

Investments
Available-for-sale fixed maturity securities, at fair value	$1,193,875	$246,944	$55,104	$-	$1,495,923
Trading fixed maturity securities, at fair value	9,911,284	1,555,834	-	-	11,467,118
Mortgage loans	1,531,545	176,518	29,465	-	1,737,528
Derivative instruments – receivable	198,064	-	-	-	198,064
Limited partnerships	41,622	-	-	-	41,622
Real estate	161,800	-	52,865	-	214,665
Policy loans	695,607	1,217	20,584	-	717,408
Other invested assets	19,588	7,868	-	-	27,456
Short-term investments	813,745	18,994	-	-	832,739
Cash and cash equivalents	647,579	72,978	15,766	-	736,323
Investment in subsidiaries	559,344	-	-	(559,344)	-
Total investments and cash	15,774,053	2,080,353	173,784	(559,344)	17,468,846

Accrued investment income	165,841	21,130	1,815	-	188,786
Deferred policy acquisition costs and sales inducement asset	1,571,768	110,791	-	-	1,682,559
Value of business and customer renewals acquired	130,546	4,439	-	-	134,985
Net deferred tax asset	378,078	12,057	4,162	-	394,297
Goodwill	-	7,299	-	-	7,299
Receivable for investments sold	5,166	162	-	-	5,328
Reinsurance receivable	2,184,487	162,522	77	-	2,347,086
Other assets	93,755	31,729	2,918	(2,873)	125,529
Separate account assets	25,573,382	1,265,464	41,575	-	26,880,421

Total assets	$45,877,076	$3,695,946	$224,331	$(562,217)	$49,235,136

LIABILITIES

Contractholder deposit funds and other policy liabilities	$12,991,306	$1,577,556	$24,366	$-	$14,593,228
Future contract and policy benefits	732,368	116,946	200	-	849,514
Payable for investments purchased	44,723	104	-	-	44,827
Accrued expenses and taxes	49,224	4,612	1,665	(2,873)	52,628
Debt payable to affiliates	783,000	-	-	-	783,000
Reinsurance payable	1,995,083	236,718	34	-	2,231,835
Derivative instruments – payable	362,023	-	-	-	362,023
Other liabilities	193,363	66,118	25,575	-	285,056
Separate account liabilities	25,573,382	1,265,464	41,575	-	26,880,421

Total liabilities	42,724,472	3,267,518	93,415	(2,873)	46,082,532

STOCKHOLDER’S EQUITY

Common stock	6,437	2,100	2,542	(4,642)	6,437
Additional paid-in capital	3,928,246	389,963	108,450	(498,413)	3,928,246
Accumulated other comprehensive income	46,553	1,977	1,707	(3,684)	46,553
(Accumulated deficit) retained earnings	(828,632)	34,388	18,217	(52,605)	(828,632)

Total stockholder’s equity	3,152,604	428,428	130,916	(559,344)	3,152,604

Total liabilities and stockholder’s equity	$45,877,076	$3,695,946	$224,331	$(562,217)	$49,235,136

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flows
For the Year Ended December 31, 2011

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Cash Flows From Operating Activities:
Net (loss) income	$(103,117)	$18,006	$1,218	$(19,224)	$(103,117)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net amortization of premiums on investments	39,398	7,170	1,040	-	47,608
Amortization of DAC, VOBA and VOCRA	(214,767)	(32,634)	-	-	(247,401)
Depreciation and amortization	8,860	311	841	-	10,012
Net losses on derivatives	846,426	114,552	-	-	960,978
Net realized (gains) losses and OTTI credit losses on available-for-sale investments	(35,213)	(5,328)	1,034	-	(39,507)
Net increase in fair value of trading investments	(152,403)	(34,163)	-	-	(186,566)
Net realized losses (gains) on trading investments	100,143	(5,503)	-	-	94,640
Undistributed income on private equity limited partnerships	(2,883)	-	-	-	(2,883)
Interest credited to contractholder deposits	370,024	53,074	1,110	-	424,208
Deferred federal income taxes	(50,262)	532	(202)	-	(49,932)
Equity in net income of subsidiaries	(19,224)	-	-	19,224	-
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(206,151)	(18,963)	-	-	(225,114)
Accrued investment income	19,820	(864)	69	-	19,025
Net change in reinsurance receivable/payable	63,424	6,108	(21)	-	69,511
Future contract and policy benefits	43,444	16,978	96	-	60,518
Other, net	(20,765)	338	(11,705)	-	(32,132)

Net cash provided by (used in) operating activities	686,754	119,614	(6,520)	-	799,848

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	575,842	107,561	25,548	-	708,951
Trading fixed maturity securities	2,803,484	332,972	-	-	3,136,456
Mortgage loans	222,227	23,303	8,069	-	253,599
Real estate	745	2,313	67	(2,313)	812
Other invested assets	112,679	2,971	-	-	115,650
Purchases of:
Available-for-sale fixed maturity securities	(443,343)	(82,300)	(35,499)	-	(561,142)
Trading fixed maturity securities	(1,558,387)	(390,072)	-	-	(1,948,459)
Mortgage loans	(10,363)	(3,750)	(932)	-	(15,045)
Real estate	(5,415)	-	(1,637)	2,313	(4,739)
Other invested assets	(70,295)	(975)	-	-	(71,270)
Net change in policy loans	6,369	101	409	-	6,879
Net change in short-term investments	708,850	17,994	-	-	726,844

Net cash provided by investing activities	$2,342,393	$10,118	$(3,975)	$-	$2,348,536

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flows (continued)
For the Year Ended December 31, 2011

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$915,078	$114,792	$-	$-	$1,029,870
Withdrawals from contractholder deposit funds	(3,385,603)	(244,743)	(815)	-	(3,631,161)
Repayment of debt	(100,000)	-	-	-	(100,000)
Capital contribution to subsidiaries	(11,114)	-	-	11,114	-
Return of capital from subsidiaries	-	-	-	-	-
Capital contribution from SLUS as Parent	-	-	11,114	(11,114)	-
Return of capital to Parent	(300,000)	-	-	-	(300,000)
Return of capital to SLUS as Parent	-	-	-	-	-
Other, net	(1,941)	(9,591)	180	-	(11,352)

Net cash (used in) provided by financing activities	(2,883,580)	(139,542)	10,479	-	(3,012,643)

Net change in cash and cash equivalents	145,567	(9,810)	(16)	-	135,741

Cash and cash equivalents, beginning of period	647,579	72,978	15,766	-	736,323

Cash and cash equivalents, end of period	$793,146	$63,168	$15,750	$-	$872,064

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Cash Flows From Operating Activities:
Net income	$134,274	$3,672	$1,049	$(4,721)	$134,274
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on investments	24,690	4,787	1,085	-	30,562
Amortization of DAC, VOBA and VOCRA	606,896	90,206	-	-	697,102
Depreciation and amortization	4,418	312	953	-	5,683
Net loss (gain) on derivatives	54,168	(12,685)	-	-	41,483
Net realized (gains) losses and OTTI credit losses on available-for-sale investments	(26,113)	(677)	724	-	(26,066)
Net increase in fair value of trading investments	(640,222)	(34,001)	-	-	(674,223)
Net realized losses (gains) on trading investments	80,910	(13,633)	-	-	67,277
Undistributed loss on private equity limited partnerships	2,339	-	-	-	2,339
Interest credited to contractholder deposits	342,977	57,924	947	-	401,848
Deferred federal income taxes	158,398	(8,928)	(93)	-	149,377
Equity in net income of subsidiaries	(4,721)	-	-	4,721	-
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(167,199)	(17,796)	-	-	(184,995)
Accrued investment income	45,884	(4,079)	-	-	41,805
Net change in reinsurance receivable/payable	124,563	5,328	16	-	129,907
Future contract and policy benefits	16,192	17,691	(7)	-	33,876
Other, net	(24,455)	42,324	(838)	-	17,031

Net cash provided by operating activities	732,999	130,445	3,836	-	867,280

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	402,623	79,623	15,841	-	498,087
Trading fixed maturity securities	3,395,725	775,025	-	-	4,170,750
Mortgage loans	263,612	13,107	3,050	(30,486)	249,283
Real estate	-	1,000	2,010	(3,010)	-
Other invested assets	(317,388)	1,244	501	-	(315,643)
Purchases of:
Available-for-sale fixed maturity securities	(602,891)	(152,468)	(16,388)	-	(771,747)
Trading fixed maturity securities	(3,060,145)	(886,403)	-	-	(3,946,548)
Mortgage loans	(66,252)	(34,190)	(31,712)	30,486	(101,668)
Real estate	(6,818)	-	(1,066)	3,010	(4,874)
Other invested assets	(63,798)	(1,200)	-	-	(64,998)
Net change in policy loans	5,367	(947)	762	-	5,182
Net change in short-term investments	394,575	39,997	-	-	434,572

Net cash provided by (used in) investing activities	$344,610	$(165,212)	$(27,002)	$-	$152,396

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flows (continued)
For the Year Ended December 31, 2010

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$1,043,300	$173,714	$-	$-	$1,217,014
Withdrawals from contractholder deposit funds	(3,354,527)	(248,878)	(2,930)	-	(3,606,335)
Repayment of debt	(100,000)	-	-	-	(100,000)
Capital contribution to subsidiaries	(30,041)	-	-	30,041	-
Capital contribution from Parent	400,000	-	30,041	(30,041)	400,000
Other, net	(5,753)	7,587	(74)	-	1,760

Net cash (used in) provided by financing activities	(2,047,021)	(67,577)	27,037	-	(2,087,561)

Net change in cash and cash equivalents	(969,412)	(102,344)	3,871	-	(1,067,885)

Cash and cash equivalents, beginning of period	1,616,991	175,322	11,895	-	1,804,208

Cash and cash equivalents, end of period	$647,579	$72,978	$15,766	$-	$736,323

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flows
For the Year Ended December 31, 2009

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Cash Flows From Operating Activities:
Net income from operations	$981,496	$71,512	$107,879	$(179,391)	$981,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (accretion) amortization of premiums on investments	(203)	(605)	119	-	(689)
Amortization of DAC, VOBA and VOCRA	917,129	107,532	-	-	1,024,661
Depreciation and amortization	4,355	337	843	-	5,535
Net gain on derivatives	(73,343)	(22,698)	-	-	(96,041)
Net realized losses and OTTI credit losses on available-for-sale investments	34,579	2,996	3,934	-	41,509
Net increase in fair value of trading investments	(1,913,351)	(173,389)	-	-	(2,086,740)
Net realized losses on trading investments	357,470	9,867	-	-	367,337
Undistributed loss on private equity limited partnerships	9,207	-	-	-	9,207
Interest credited to contractholder deposits	336,754	47,855	1,159	-	385,768
Equity in net income of subsidiaries	(179,391)	-	-	179,391	-
Deferred federal income taxes	290,478	6,256	(1,126)	-	295,608
Changes in assets and liabilities:
Additions to DAC, SIA, VOBA and VOCRA	(301,255)	(45,645)	-	-	(346,900)
Accrued investment income	38,445	(1,825)	116	-	36,736
Net change in reinsurance receivable/payable	195,092	19,060	(4,515)	-	209,637
Future contract and policy benefits	(131,052)	5,280	(220)	-	(125,992)
Dividends received from subsidiaries	100,000	-	-	(100,000)	-
Other, net	(90,229)	(153,878)	738	-	(243,369)
Adjustment related to discontinued operations	-	-	(288,018)	-	(288,018)

Net cash provided by (used in) operating activities	576,181	(127,345)	(179,091)	(100,000)	169,745

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturity securities	86,619	21,303	5,556	-	113,478
Trading fixed maturity securities	1,673,886	333,236	98,233	(8,301)	2,097,054
Mortgage loans	149,414	12,456	15	(18,392)	143,493
Real estate	-	-	-	-	-
Other invested assets	(209,135)	1,587	-	-	(207,548)
Purchases of:
Available-for-sale fixed maturity securities	(342,313)	(4,515)	(311)	-	(347,139)
Trading fixed maturity securities	(226,389)	(587,134)	(62,088)	8,301	(867,310)
Mortgage loans	(12,602)	(4,875)	(18,433)	18,392	(17,518)
Real estate	(3,819)	-	(883)	-	(4,702)
Other invested assets	(106,277)	-	-	-	(106,277)
Net change in other investments	(178,590)	(4,922)	-	-	(183,512)
Net change in policy loans	3,574	(114)	3,357	-	6,817
Net change in short-term investments	(739,502)	56,978	(40,297)	-	(722,821)

Net cash provided by (used in) investing activities	$94,866	$(176,000)	$(14,851)	$-	$(95,985)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Consolidating Statements of Cash Flows (continued)
For the Year Ended December 31, 2009

	SLUS as Parent	SLNY	Other Subs	Eliminations & Reclassification	Consolidated Company

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$2,298,455	$473,137	$24,347	$-	$2,795,939
Withdrawals from contractholder deposit funds	(2,752,493)	(252,351)	(6,655)	-	(3,011,499)
Capital contribution to subsidiaries	(58,910)	-	-	58,910	-
Debt proceeds	-	-	200,000	-	200,000
Capital contribution from parent	748,652	-	58,910	(58,910)	748,652
Dividends paid to SLUS as Parent	-	-	(100,000)	100,000	-
Other, net	(23,278)	(4,108)	74	-	(27,312)

Net cash provided by financing activities	212,426	216,678	176,676	100,000	705,780

Net change in cash and cash equivalents	883,473	(86,667)	(17,266)	-	779,540

Cash and cash equivalents, beginning of period	733,518	261,989	29,161	-	1,024,668

Cash and cash equivalents, end of period	$1,616,991	$175,322	$11,895	$-	$1,804,208

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

Wealth Management

The Wealth Management segment includes funding agreements, individual and group variable annuity products, individual and group fixed annuity products and other retirement benefit products.  These contracts may contain any of a number of features including variable or fixed interest rates and equity index options and may be denominated in foreign currencies.  The Company uses derivative instruments to manage the risks inherent in the contract options.  In addition, the Company consolidates certain VIEs as a component of the Wealth Management segment.  Refer to Note 4 for further discussion of the VIE that is consolidated in the Company’s consolidated financial statements.  Effective January 1, 2010, the Company discontinued the sales of certain of its fixed and fixed index annuity products.  Effective December 30, 2011, the Company discontinued new sales of its variable annuity products.  Refer to Note 1 for further details.

Individual Protection

The Individual Protection segment includes a variety of life insurance products sold to individuals and corporate owners of life insurance.  The products include whole life, UL and variable life products.  The Company discontinued the sales of its individual life products and its corporate-owned life insurance effective December 30, 2011 and January 31, 2012, respectively.  Refer to Note 1 for further details.

Group Protection

The Group Protection segment includes group life, group long-term disability, group short-term disability, group dental and group stop loss insurance products to small and mid-size employers in the State of New York through the Company’s subsidiary, SLNY.

Corporate

The Corporate segment includes the unallocated capital of the Company, its debt financing and items not otherwise attributable to the other segments.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

16. SEGMENT INFORMATION (CONTINUED)

The following amounts pertain to the Company’s four segments:

Year ended December 31, 2011

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$312,953	$78,961	$124,677	$8,305	$524,896
Total benefits and expenses	491,572	89,404	106,912	20,826	708,714
(Loss) income before income
tax (benefit) expense	(178,619)	(10,443)	17,765	(12,521)	(183,818)
Net (loss) income	$(98,818)	$(6,558)	$11,579	$(9,320)	$(103,117)

Separate account assets	$20,221,425	$7,262,365	$-	$-	$27,483,790
General account assets	17,688,786	2,278,730	182,603	589,641	20,739,760
Total assets	$37,910,211	$9,541,095	$182,603	$589,641	$48,223,550

Year ended December 31, 2010

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$1,760,979	$66,425	$127,104	$(40,320)	$1,914,188
Total benefits and expenses	1,514,754	68,585	106,346	19,018	1,708,703
Income (loss) before income
tax expense (benefit)	246,225	(2,160)	20,758	(59,338)	205,485
Net income (loss)	$162,975	$(1,204)	$13,508	$(41,005)	$134,274

Separate account assets	$19,685,774	$7,194,647	$-	$-	$26,880,421
General account assets	19,453,702	2,067,064	181,482	652,467	22,354,715
Total assets	$39,139,476	$9,261,711	$181,482	$652,467	$49,235,136

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

16. SEGMENT INFORMATION (CONTINUED)

Year ended December 31, 2009

	Wealth	Individual	Group
	Management	Protection	Protection	Corporate	Totals

Total revenues	$2,823,029	$71,718	$135,242	$(9,011)	$3,020,978
Total benefits and expenses	1,623,582	40,477	119,134	25,611	1,808,804
Income (loss) from continuing
operations before income tax
expense (benefit)	1,199,447	31,241	16,108	(34,622)	1,212,174

Net income from continuing
operations	798,360	10,155	10,470	57,540	876,525
Income from discontinued
operations, net of tax	-	104,971	-	-	104,971
Net income	$798,360	$115,126	$10,470	$57,540	$981,496

Separate account assets	$16,396,394	$6,929,928	$-	$-	$23,326,323
General account assets	21,323,702	1,997,532	172,648	755,730	24,249,612
Total assets	$37,720,096	$8,927,460	$172,648	$755,730	$47,575,935

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

17.  REGULATORY FINANCIAL INFORMATION

The Company and its insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on a statutory accounting basis prescribed or permitted by such authorities.  As of December 31, 2009, the Company received permission from the Commissioner of Insurance of the State of Delaware to admit the equity value of its subsidiary, ILAC, without requiring audited financial statements because ILAC is not required to prepare audited financial statements under Rhode Island’s Annual Financial Reporting regulation.

Statutory surplus differs from stockholder's equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, policy liabilities are based on different assumptions, investments are valued differently and deferred income taxes are calculated differently.  The Company’s statutory financials are not prepared on a consolidated basis.

At December 31, the Company and its insurance subsidiaries’ combined statutory capital and surplus and net loss were as follows:

	Unaudited for the Years Ended December 31,
	2011	2010	2009

Statutory capital and surplus	$1,315,270	$2,234,153	$2,037,661
Statutory net loss	$(507,715)	$(77,503)	$(23,879)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

18. DIVIDEND RESTRICTIONS

The Company’s and its insurance company subsidiaries’ ability to pay dividends is subject to certain statutory restrictions.  The states in which the Company and its insurance company subsidiaries are domiciled have enacted laws governing the payment of dividends to stockholders by domestic insurers.

Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that a domestic insurer may pay in any twelve-month period without prior approval of the Delaware Commissioner of Insurance is limited to the greater of (i) ten percent of its statutory surplus as of the preceding December 31, or (ii) the individual company's statutory net gain from operations for the preceding calendar year.  Any dividends to be paid by an insurer from a source other than statutory surplus, whether or not in excess of the aforementioned threshold, would also require the prior approval of the Delaware Commissioner of Insurance.  The Company is not permitted to pay dividends in 2012 without prior approval from the Delaware Commissioner of Insurance.

In 2011, after receiving prior approval from the Delaware Commissioner of Insurance, the Company paid a $300.0 million return of capital to the Parent.  In 2010 and 2009, the Company did not pay any cash dividends to the Parent.  However in 2009, with regulatory approval, the Company distributed Sun Life Vermont’s net assets and issued and outstanding common stock, totaling $94.9 million in the form of a dividend to the Parent, with regulatory approval.

New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Financial Services, where the aggregate amount of such dividends in any calendar year does not exceed the lesser of:  (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains.  SLNY is permitted to pay dividends up to a maximum of $1.9 million in 2012 without prior approval from the superintendent.  No dividends were paid by SLNY during 2011, 2010 or 2009.

Rhode Island law requires prior regulatory approval for any dividend where the amount of such dividend paid during the preceding twelve-month period would exceed the lesser of (i) ten percent of the insurance company’s surplus as of the December 31 next preceding, or (ii) its net gain from operations, not including realized capital gains, for the immediately preceding calendar year, excluding pro rata distributions of any class of the insurance company’s own securities.  ILAC is permitted to pay dividends up to a maximum of $2.1 million in 2012 without prior approval from the Rhode Island Superintendent of Insurance.  No dividends were paid by ILAC during 2011, 2010 or 2009.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

19. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of December 31, were as follows:

	2011	2010	2009
Net unrealized gains on available-for-sale securities (1)	$70,367	$83,926	$67,970
Non-credit OTTI losses on available-for-sale fixed maturity securities	(10,595)	(12,304)	(13,748)
Deferred income tax expense	(20,921)	(25,069)	(18,978)

Accumulated other comprehensive income	$38,851	$46,553	$35,244

(1)  Net of unrealized losses that were temporarily impaired.

20. COMMITMENTS AND CONTINGENCIES

Guaranty Funds

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Most of these laws provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments.  In addition, part of the assessments paid by the Company pursuant to these laws may be used as credits for a portion of the associated premium taxes.  During the twelve month-period ended December 31, 2011, the Company recorded a $9.3 million accrual for guaranteed fund assessments.

Income Taxes

In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends-received-deduction (the “DRD”) on separate account assets held in connection with variable annuity contracts.  Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued on August 16, 2007, that purported to change accepted industry and IRS interpretations of the statutes governing computational questions impacting the DRD.  On May 30, 2010, the IRS issued an Industry Director Directive which makes clear that IRS interpretations prior to Revenue Ruling 2007-54 should be followed until new regulations are issued.  New DRD regulations that the IRS proposes for issuance on this matter will be subject to public comment, at which time the insurance industry and other interested parties will have the opportunity to raise comments and questions about the content, scope and application of new regulations.  The timing, substance and effective date of the new regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company ultimately receives. For the years ended December 31, 2011 and 2010, the Company recorded benefits of $14.8 million and $11.5 million, respectively, related to the separate account DRD.  The amounts recorded for the year ended December 31, 2010 included an adjustment of $3.2 million to reflect a reduced run rate of separate account DRD benefits following the filing of the 2009 tax return.

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
(in thousands)

For the Years Ended December 31, 2011, 2010 and 2009

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

Lease Commitments

The Company leases certain facilities under operating leases with terms of up to five years.  As of December 31, 2011, minimum future lease payments under such leases were as follow:

2012	$506
2013	516
2014	516
2015	516
2016	551
Thereafter	2,327
Total	$4,932

The Company was party to a guarantee agreement under which the Company guaranteed the lease payment obligations of SLFD.  The lease agreement was terminated and the Company was not required to pay or accrue any of the lease termination costs.

Total rental expense for the years ended December 31, 2011, 2010 and 2009 was $7.0 million, $7.2 million and $6.9 million, respectively.

21. SUBSEQUENT EVENTS

During the first quarter of 2012, the Company and its wholly-owned subsidiary, SLNY, received all necessary insurance regulatory approvals to amend the fixed investment option period in their combination fixed and variable annuity contracts and other contracts to remove any negative market value adjustment (“MVA”) that can decrease the amount of the withdrawal proceeds.  (Refer to Note 15 for additional information concerning the MVA and the fixed investment option period).  The Company and SLNY filed amendments to the necessary registration statements to include the contract amendments and to remove from registration any fixed investment options that remained unsold.  The SEC declared the associated amended registration statements effective on March 22, 2012.  As a result of the foregoing, the fixed investment option period in the contracts is no longer considered a “security” under the Securities Act of 1933, and the Company subsequently filed Forms 15 on March 23, 2012 to provide notice of suspension of its duty to file reports under Section 15(d) of the Securities Exchange Act of 1934.  No other changes were made to the contracts, and all other terms and conditions of the contracts remain unchanged.  The MVA amendment described above did not have a material impact on the Company’s financial position.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sun Life Assurance Company of Canada (U.S.)
Wellesley Hills, Massachusetts

We have audited the accompanying consolidated balance sheets of Sun Life Financial Assurance Company of Canada (U.S.) and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Assurance Company of Canada (U.S.) and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting and reporting for other-than-temporary impairments as required by accounting guidance adopted in 2009.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 29, 2012

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000’s):

		2011
	March 31	June 30	September 30	December 31

Premiums and other revenue	$182,298	$193,422	$197,089	$173,022
Net investment income and net realized gains (losses)	323,780	127,954	(495,631)	(177,038)
Total revenues	506,078	321,376	(298,542)	(4,016)

Policyowner benefits and other expenses	481,534	218,372	(768,486)	777,294
Income (loss) before tax expense (benefit)	24,544	103,004	469,944	(781,310)
Net income (loss)	$20,385	$71,414	$310,873	$(505,789)

		2010
	March 31	June 30	September 30	December 31

Premiums and other revenue	$150,817	$153,653	$157,441	$185,291
Net investment income and net realized gains
(losses)	406,659	(106,923)	427,161	540,089
Total revenues	557,476	46,730	584,602	725,380

Policyowner benefits and other expenses	393,702	(167,301)	679,263	803,039
Income (loss) before tax expense (benefit)	163,774	214,031	(94,661)	(77,659)
Net income (loss)	$111,651	$144,800	$(64,395)	$(57,782)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

The Company’s management assessed its internal controls over financial reporting as of December 31, 2011 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended December 31, 2011 that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14. Principal Accounting Fees and Services.

For the fiscal years ended December 31, the fees billed to the Company by its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000’s):

Nature of Services	2011	2010
Audit fees	$4,279	$3,550
Audit-related fees	49	1,422
Tax fees	-	-
All other fees	25	156

Total	$4,353	$5,128

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

Audit Committee Approval

The Company has adopted SLF’s “Policy restricting the use of external auditors” (the “Policy”) requiring audit committee pre-approval of services provided by the Company’s external auditors, a copy of which is set out below with amendments to make it applicable to the Company.  All professional services rendered by the external auditors to the Company have been approved by the Company’s audit committee in accordance with the Policy in affect at the relevant time.  None of the services described in the table above were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of SEC Rule 2-01 of Regulation S-X.

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
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial statements (set forth in Item 8):

- Consolidated Statements of Operations for each of the three years ended December 31, 2011, December 31, 2010 and December 31, 2009.

- Consolidated Balance Sheets at December 31, 2011 and December 31, 2010.

- Consolidated Statements of Comprehensive (Loss) Income for each of the three years December 31, 2011, December 31, 2010 and December 31, 2009.

- Consolidated Statements of Changes in Stockholder’s Equity for each of the three years ended December 31, 2011, December 31, 2010 and December 31, 2009.

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011, December 31, 2010 and December 31, 2009.

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

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE I
SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2011
(in 000’s)

Available-for-sale fixed maturity securities:	Cost	Fair Value	Balance Sheets Amounts
Non-corporate securities:
Asset-backed securities	$55	$55	$55
Residential mortgage-backed securities	24,340	26,543	26,543
Commercial mortgage-backed securities	9,643	8,912	8,912
U.S. states and political subdivision securities	214	221	221
U.S. treasury and agency securities	375,751	382,569	382,569
Total non-corporate securities	410,003	418,300	418,300

Corporate securities	929,957	984,225	984,225
Total available-for-sale fixed maturity securities	$1,339,960	$1,402,525	$1,402,525

Trading fixed maturity securities:
Non-corporate securities:
Asset-backed securities	$423,464	$292,252	$292,252
Residential mortgage-backed securities	868,588	713,195	713,195
Commercial mortgage-backed securities	785,912	683,018	683,018
Foreign government & agency securities	97,404	116,598	116,598
U.S. states and political subdivision securities	486	527	527
U.S. treasury and agency securities	323,298	336,954	336,954
Total non-corporate securities	2,499,152	2,142,544	2,142,544

Corporate securities	7,836,906	8,137,992	8,137,992
Total trading fixed maturity securities	$10,336,058	$10,280,536	$10,280,536

Mortgage loans	$1,457,356	$1,588,473	$1,457,356
Derivative instruments - receivable	422,404	422,404	422,404
Limited partnerships	34,088	34,088	34,088
Real estate	223,814	277,736	223,814
Policy loans	603,371	651,876	603,371
Other invested assets	45,159	37,075	37,075
Short-term investments	105,895	105,895	105,895
Total investments	$2,892,087	$3,117,547	$2,884,003

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.)
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in 000’s)

Segment	Deferred Acquistions Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Other Policy Claims and Benefits Payable (1)

Wealth Management
2011	$1,978,779	$13,106,104	$21,874
2010	1,466,505	14,221,135	15,642

Group Protection
2011	$-	$91,848	$11,457
2010	-	85,911	9,827

Individual Protection
2011	$228,107	1,338,606	$12,852
2010	216,054	1,135,696	16,375

Corporate
2011	$-	$-	$-
2010	-	-	-

Segment	Premium Revenue	Net Investment Income (Loss) (2)	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC, VOBA and VOCRA	Interest and Other Operating Expenses

Wealth Management
2011	$22,038	$733,039	$475,296	$(265,245)	$281,533
2010	17,796	1,444,054	569,811	670,759	274,184
2009	14,562	2,510,698	416,442	1,004,949	202,191

Group Protection
2011	$115,185	$9,357	$76,672	$1,022	$29,218
2010	118,166	8,824	73,454	1,327	31,565
2009	119,446	15,668	81,357	4,976	32,801

Individual Protection
2011	$197	$61,926	$6,652	$16,822	$65,918
2010	213	25,755	(1,623)	25,016	45,192
2009	238	68,352	(1,592)	14,736	27,333

Corporate
2011	$-	$(76,694)	$-	$-	$20,826
2010	-	(88,423)	-	-	19,018
2009	-	(12,411)	-	-	25,611

Total 2011	$137,420	$727,628	$558,620	$(247,401)	$397,495
Total 2010	136,175	1,390,210	641,642	697,102	369,959
Total 2009	134,246	2,582,307	496,207	1,024,661	287,936

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses.

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
(A Wholly-Owned Subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.
SCHEDULE IV
REINSURANCE
(in 000’s)

					Percentage
			Ceded to		of Amount
	Direct Amount	Assumed Amount	Other Companies	Net Amount	Assumed to Net

2011
Life Insurance In-Force	$52,068,476	$198,056	$29,510,236	$22,756,296	1%

Premiums:
Life Insurance	$47,505	$7,917	$4,674	$50,748	16%
Accident and Health	62,064	28,252	3,644	86,672	33%
Total Premiums	$109,569	$36,169	$8,318	$137,420	26%

2010
Life Insurance In-Force	$58,150,057	$267,963	$37,432,073	$20,985,947	1%

Premiums:
Life Insurance	$45,033	$9,302	$4,161	$50,174	19%
Accident and Health	49,836	38,314	2,149	86,001	45%
Total Premiums	$94,869	$47,616	$6,310	$136,175	35%

2009
Life Insurance In-Force	$57,579,257	$36,947,180	$332,851	$20,964,928	2%

Premiums:
Life Insurance	$41,754	$10,220	$3,885	$48,089	21%
Accident and Health	44,917	42,636	1,396	86,157	49%
Total Premiums	$86,671	$52,856	$5,281	$134,246	39%

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

10.2
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

[1]
Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language) (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements

 (b) Exhibits required by Item 601 of Regulation S-K:

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

Sun Life Assurance Company of Canada (U.S.) (Registrant)

By:	/s/ Westley V. Thompson
Westley V. Thompson
President, SLF U.S.

Date:	March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Westley V. Thompson	President, SLF U.S. and Director
Westley V. Thompson	(principal executive officer)

/s/ Larry Madge	Senior Vice President and Chief Financial Officer
Larry Madge	and Director
(principal financial officer)

/s/ Michael Moran	Vice President and Chief Accounting Officer
Michael Moran	(principal accounting officer)

/s/ Thomas A. Bogart	Director
Thomas A. Bogart

/s/ Scott M. Davis	Director
Scott M. Davis

/s/ Kenneth A. McCullum	Director
Kenneth A. McCullum

/s/ Colm J. Freyne	Director
Colm J. Freyne

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

The registrant is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc. and does not send annual reports or proxy material to its sole security holder.